Form 10-Q
period 1996-06-30
N-VIRO INTERNATIONAL CORP
filed 1996-08-13
CIK 904896

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 0-21802

                          ----------------------------

                        N-VIRO INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     34-1741211
 (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

    3450 W. CENTRAL AVENUE, SUITE 328
              TOLEDO, OHIO                                  43606
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (419) 535-6374

                          ----------------------------

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to the filing requirements for at least the past 90 days. Yes  X  No    .
                                                              ---    ---

                  As of June 30, 1996, 2,094,250 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

================================================================================

                                   -1 of 11-

                         PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   Three Months Ended June 30    Six Months Ended June 30
                                                   --------------------------    ------------------------
                                                       1996           1995          1996          1995
                                                   -----------    -----------    ----------   -----------
Revenues                                           $   995,703    $ 1,692,689    $1,949,275   $ 2,875,829

Cost of revenues                                       409,109        984,890       819,721     1,688,541
                                                   -----------    -----------    ----------   -----------

Gross profit                                           586,594        707,799     1,129,554     1,187,288

Selling, general & administrative expenses             552,848        901,019     1,051,765     2,006,889
                                                   -----------    -----------    ----------   -----------

Operating income (loss)                                 33,746       (193,220)       77,789      (819,601)

Other income (expense):
      Interest income (expense), net                     2,643          3,376         4,957        11,983
      Equity in gains (losses) of joint ventures        (1,125)       (17,103)       21,535       (41,478)
      Other income (loss)                               (3,724)       (39,099)       31,774       (52,687)
                                                   -----------    -----------    ----------   -----------

Income (loss) before income taxes                       31,540       (246,046)      136,055      (901,783)

Income taxes                                                --             --            --        11,000
                                                   -----------    -----------    ----------   -----------

Net income (loss)                                  $    31,540    $  (246,046)   $  136,055   $  (912,783)
                                                   ===========    ===========    ==========   ===========

Net income (loss) per common share                 $      0.02    $     (0.12)   $     0.07   $     (0.45)
                                                   ===========    ===========    ==========   ===========

Weighted average common shares outstanding           2,037,000      2,037,000     2,037,000     2,037,000
                                                   ===========    ===========    ==========   ===========


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                                     June 30,
                                                                                       1996        December 31,
ASSETS                                                                              (Unaudited)        1995
- ------                                                                             ------------    ------------
Current assets
       Cash and cash equivalents                                                   $     87,033    $    223,942
       Securities available-for-sale                                                      1,401           1,401
       Trade receivables                                                                819,083         961,681
       Other receivables                                                                162,849         254,718
       Assets held for sale                                                             888,633       1,095,024
       Prepaid expenses and other assets                                                290,221         189,669
                                                                                   ------------    ------------

                                                            Total Current assets      2,249,220       2,726,435

Property and equipment                                                                  731,255         703,495

Property and Equipment Held for Investment in Joint Ventures                          1,263,674       1,244,213

Intangibles and Other assets                                                            389,212         388,168
                                                                                   ------------    ------------


TOTAL ASSETS                                                                       $  4,633,361    $  5,062,311
                                                                                   ============    ============


LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                        $    810,858    $    819,990
       Accounts payable                                                               1,157,470       1,396,793
       Accrued expenses                                                                 441,991         543,403
                                                                                   ------------    ------------

                                                       Total Current liabilities      2,410,319       2,760,186

Long-Term Debt, less current maturities                                                 502,711         720,000

Stockholders' Equity
       Common stock, $.01 par value; authorized 45,000,000
           shares; issued 1996 and 1995 2,094,250 shares                                 20,943          20,943
       Additional paid-in capital                                                    12,024,060      12,024,060
       Retained earnings (deficit)                                                   (9,706,695)     (9,844,901)
                                                                                   ------------    ------------
                                                                                      2,338,308       2,200,102
       Less treasury stock, at cost, 57,250 shares                                      617,977         617,977
                                                                                   ------------    ------------
                                                                                      1,720,331       1,582,125
                                                                                   ------------    ------------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                           $  4,633,361    $  5,062,311
                                                                                   ============    ============


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                             Six Months Ended
                                                                                 June 30,
                                                                            1996           1995
                                                                          ---------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $  29,885    $   357,384

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from joint venture                                             250,000             --
    Proceeds from sale of property and equipment                             67,511            100
    Expenditures for intangibles and other assets                           (15,375)       (82,388)
    Expenditures for property and equipment                                (110,648)    (1,996,404)
    Proceeds from sales of investments in available-for-sale securities          --      1,973,672
                                                                          ---------    -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            191,488       (105,020)

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of long-term debt                                           (458,282)      (199,118)
    Issuance of notes payable                                               100,000             --
                                                                          ---------    -----------

NET CASH USED BY FINANCING ACTIVITIES                                      (358,282)      (199,118)

NET INCREASE (DECREASE) IN CASH                                            (136,909)        53,246

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            223,942        474,841
                                                                          ---------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  87,033    $   528,087
                                                                          =========    ===========



                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements of N-Viro International Corporation (the Company) are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 1996 may not be indicative of the results of operations for the year ended December 31, 1996. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1995.

      N-Viro International Corporation was incorporated in April 1993 and is the successor to N-Viro Energy Systems, Ltd. (the Partnership) and five Company Agents. The Company Agents together with the Partnership are the Company Entities.

      On October 19, 1993, the Partnership contributed to the Company all of its assets (except certain marketable securities and accounts receivable from certain related parties), subject to all liabilities (except certain retained liabilities), and the shareholders of the Company Agents contributed to the Company all of the outstanding capital stock of such entities in exchange for a total of six million shares of common stock of the Company and organization notes totaling $5,221,709 (such transactions are collectively referred to as the Organization). The Organization notes were repaid out of the proceeds from an initial public offering (the IPO) of two million shares of N-Viro International Corporation common stock. A total of 2,112,000 new shares were issued in the IPO, including shares issued in the partial exercise by the Underwriters of an over-allotment option.

         On October 30, 1995, at a Special Meeting of the Shareholders, the shareholders approved a one for four reverse stock split which reduced the number of issued and outstanding shares of the Common Stock. Earnings (loss) per share have been restated for the six month period and quarter ended June 30, 1995.

      The financial statements are consolidated as of June 30, 1996, December 31, 1995 and June 30, 1995 for the Company. Adjustments have been made to eliminate all intercompany transactions.

                N-VIRO INTERNATIONAL CORPORATION COMPANY ENTITIES

1.    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      NVIC's consolidated financial statements have been presented on the basis that it is a going concern. Such basis assumes the realization of assets and the satisfaction of liabilities, each in the normal course of business. NVIC has generated profit from operations, but negative cash flows from operating activities. The amount of cash and investments available at June 30, 1996 are not sufficient to finance the current level of operations and satisfy other cash requirements throughout 1996. Consequently, NVIC's ability to meet its current and future obligations is primarily dependent upon its ability to increase revenues and obtain working capital financing. NVIC is currently negotiating with third parties to pay for use of its patented processes, which, when finalized will increase its gross revenue and provide additional cash flow. With most of management's cost containment programs implemented, NVIC's operating results reflect improved operating profits, which should aid management's efforts to successfully obtain commitments for working capital financing of NVIC's cash requirements. The satisfactory completion of these negotiations is essential as these avenues are NVIC's principal means of providing sufficient cash flows to meet 1996 requirements. Because the negotiations are still in progress, there can be no assurance that the Company will have sufficient funds to finance its operations.

2.    RELATED PARTY TRANSACTIONS

      The Company paid the former shareholder of Tennessee-Carolina N-Viro, Inc. $15,000 for the three months and $30,000 for the six months ended June 30, 1996, and $30,000 for the three months and $60,000 for the six months ended June 30, 1995 under a contract arrangement for consulting services. The Company granted this former shareholder of Tennessee-Carolina a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.    CONTINGENCIES

      In 1993, the Company entered into an agreement with a licensee under which it has paid the licensee $100,000 for research and development costs associated with developing and testing a new drying process. Under the agreement, the Company will be the sole owner of the resulting technology. However, the Company has agreed to reimburse the licensee up to an additional $200,000 by remitting 25% of gross receipts generated by the technology, including licensing fees, royalty payments and commissions. Such amounts are not due until the process begins generating gross revenue.

      In May 1993, a complaint was filed alleging that the N-Viro process infringes a patent relating to the treatment of sludge. The complaint sought damages and an injunction enjoining NVIC from further infringement of the plaintiff's patent. In early 1995, NVIC agreed to settle the claim and the loss has been provided for in the 1995 financial statements.

      From time to time, NVIC is involved in legal proceedings and subject to claims which have arisen in the ordinary course of its business. There are no legal proceedings involving NVIC during this reporting period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

      N-Viro International Corporation was incorporated in April, 1993, and became a public company on October 12, 1993. The Company's business strategy is to market the N-Viro Process that produces an "exceptional quality" sludge product, as defined in the Section 503 Sludge Regulations under the Clean Water Act of 1987, with multiple commercial uses. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludge generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis. The Company has granted 43 licenses to use the N-Viro Process. There are currently 36 N-Viro facilities operating throughout the world using the N-Viro Process. The Company estimates that these operating N-Viro facilities are treating and recycling sludge at an annualized rate of approximately 140,000 dry tons per year.

      Total revenues of about $996,000 for the quarter ended June 30, 1996 compared to about $1,693,000 for the same period of 1995. The decline in revenue appears alarming, however since June 1995, the company sold two subsidiaries and contributed an operating facility to a joint venture, all of which produced gross revenues during 1995. Also, in the second quarter of 1995, the company signed license agreements which provided for retroactive collection of revenue, which created non-recurring, one time increases (above expected levels) in alkaline admixture sales to second quarter 1995 revenues. As a result of the implementation of both a change in business strategy and cost containment programs in late 1995, the Company decreased its cost of revenues and selling, general and administrative costs substantially from the same period of 1995. These changes resulted in a profit of about $31,500 for the three months ended June 30, 1996 compared to a loss of about $246,000 for the three months ended June 30, 1995.

       The Company believes that it's development of a network of marketing representatives and regional partnerships will more than offset the Company's reduced staffing in generating new sales revenue. In the second quarter of 1996, the Company entered in to written agreements to provide N-Viro Soil to a national distributor of agricultural products, soil fertilizers and bagged topsoil products; licensing the rights for the N-Viro process in Singapore; and, granting a license to use the N-Viro Process in Buncombe County (Asheville), North Carolina.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 WITH THREE MONTHS
ENDED JUNE 30, 1995

      Overall revenue declined about $697,000, or about 42% to about $996,000 for the three months ended June 30, 1996 from about $1,693,000 for the three months ended June 30, 1995. The decline in revenue was due primarily to elimination in 1996 of revenues of:

      a) about $207,000 from N-Viro Worldwide, which was sold in July 1995;

      b) about $188,000 from the Fort Meade, Florida facility, which opened in February 1995, and later contributed to a joint venture in December 1995;

      Also, in the second quarter of 1995, the company signed license agreements that provided for retroactive collection of revenue, which created non-recurring, one time increases in alkaline admixture sales to second quarter 1995; and, in April, 1996, Laboratory Resources, Inc. purchased the operations of the company's wholly owned subsidiary, BioCheck Laboratories, Inc.

      Gross profit decreased about $121,200, or 17% to about $586,600 for the three months ended June 30, 1996 from about $707,800 for the three months ended June 30, 1995 primarily from the combined elimination of revenues and direct costs associated with N-Viro Worldwide, the Fort Meade, Florida facility and BioCheck Laboratories. However, the gross profit margin increased to 59% from 42% for the same three month comparison.

      Selling, general and administrative decreased about $348,200, or 39%, to about $552,800 for the three months ended June 30, 1996 from about $901,000 for the three months ended June 30, 1995. The expenses reached a peak of $2,017,000 during the second quarter of 1994 and have declined each successive quarter as part of the Company's ongoing plan to reduce expenses. Expense reductions have been achieved through closure of regional sales offices, reduced staffing, and lower consulting expenses.

      As a result of the foregoing factors, the Company recorded an operating profit of about $34,000 for the three months ended June 30, 1996 compared to an operating loss of about $193,000 for the three months ended June 30, 1995.

      The Company has not recognized the tax benefit of the losses incurred in prior periods and accordingly, the effective tax rate for the period was zero.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 WITH SIX MONTHS ENDED JUNE 30, 1995

      Gross revenues for the six month period ending June 30, 1996 was about $926,500 less than for the same period in 1995. The decline in revenue was due primarily to elimination in 1996 of revenues from N-Viro Worldwide, which was sold in July 1995 and from the Fort Meade, Florida facility, which opened in February 1995, and later contributed to a joint venture in December 1995. The net profit for the six months ended June 30, 1996 improved to about $136,000 compared to a net loss of about $902,000 for the same period in 1995. The gross margin improved to about 58% for the first six months of 1996 from about 41% for the first six months of 1995. The first two quarters of 1996 are the first two consecutive quarters in the company's history to post operational profits. Through June 30, 1996, operational profits were about $136,000 compared to operational losses of about $902,000 for the first two quarters of 1995. These improvements were a result of implementing a change in business strategy and through a concerted effort to reduce direct, selling, general and administrative costs as more fully described in the three month comparative section of this report.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had negative working capital of $161,100 at June 30, 1996 compared to a negative working capital of $1,547,100 at June 30, 1995 and a negative working capital of $34,000 at December 31, 1995. The reduction in working capital at June 30, 1996 from December 31, 1995 was caused primarily from the reduction in long-term debt, paid from the liquidation of current assets.

      The Company's business strategy has changed from the development and operation of a number of N-Viro facilities that may be owned either by the Company or by joint ventures between the Company and third parties, which requires substantial capital expenditures, to marketing the N-Viro process which will require minimal, if any, capital expenditures.

      During 1994, the Company began construction of a new Company-owned facility in Fort Meade, Florida. The new facility started producing N-Viro Soil from wastewater solids in February 1995. The Company paid for the facility out of the proceeds of the initial public offering. In December 1995, the Company entered in to a Memorandum of Understanding with VFL Technologies, Inc. and agreed to contribute the Fort Meade facility to a equally owned joint venture, to be known as N-Viro Florida, LLP. This joint venture commenced operations on January 1, 1996. At June 30, 1996, the Company has received the first two of four $250,000 payments from VFL Technologies, Inc. as its contribution to the joint venture. The balance of these payments are scheduled to be received in 1996. The Company also started the engineering work for a privately operated facility in Honolulu and is awaiting final permits for this project which will be operated by a third party.

      At June 30, 1996, the Company had a non-interest bearing contractual obligation with an outstanding balance of $1,060,000 requiring monthly payments of $60,000, and a balloon payment of $280,000 in July 1997; and, an interest bearing long-term note payable to a bank with an outstanding balance of $43,324 and matures in June 1997.

      The Company considers improvement of its working capital position as a top priority. It has received a $100,000 working capital loan from N-Viro Energy Systems, Ltd., the majority stockholder in the Company, during the second quarter of 1996 and has initiated discussions regarding a private placement. The Company is also considering a number of financing alternatives that would result in increased working capital and the ability to construct the Honolulu project and other similar opportunities. The following options are also under active consideration: traditional bank debt; project financing; selection of a partner to develop a specific project, a group of projects or a geographic territory; and venture capital. The Company believes that its working capital together with any internally generated funds and externally generated funds, will provide sufficient cash to meet the Company's capital and other cash requirements through 1996.


                          PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

           27   Financial Data Schedule

    (b) Reports on Form 8-K: One report on Form 8-K was filed May 15, 1996

                        N-VIRO INTERNATIONAL CORPORATION


                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          N-VIRO INTERNATIONAL CORPORATION





Date:       August 12, 1996               /S/ J. Patrick Nicholson
      -----------------------------       ------------------------
                                          J. Patrick Nicholson
                                          Chairman , President and Chief Executive Officer
                                          (Principal Executive Officer)




Date:        August 12, 1996              /S/ John R. Kolpien
      -----------------------------       ------------------------
                                          John R. Kolpien
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Date:        August 12, 1996              /S/ James  K. McHugh, CPA
      -----------------------------       ------------------------
                                          James  K. McHugh
                                          Controller
                                          (Principal Accounting Officer)