Form 10-Q
period 1996-09-30
N-VIRO INTERNATIONAL CORP
filed 1996-11-14
CIK 904896

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-21802

                                  -----------


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

                                   ----------


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

         As of September 30, 1996, 2,094,250 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

--------------------------------------------------------------------------------

                                  - 1 OF 11 -

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                             Three Months Ended September 30    Nine Months Ended September 30
                                                             -------------------------------    -----------------------------
                                                                  1996             1995            1996             1995
                                                             -------------    -------------     ------------    -------------

Revenues                                                      $ 1,421,463      $ 1,390,658      $ 3,370,738      $ 4,266,487

Cost of revenues                                                  770,236          822,113        1,589,957        2,510,654
                                                              -----------      -----------      -----------      -----------

Gross profit                                                      651,227          568,545        1,780,781        1,755,833

Selling, general & administrative expenses                        896,548          734,561        1,948,313        2,741,450
                                                              -----------      -----------      -----------      -----------

Operating loss                                                   (245,321)        (166,016)        (167,532)        (985,617)

Other income (expense):
    Interest income (expense), net                                  9,924            1,619           14,881           13,602
    Equity in gains (losses) of joint ventures                    (39,116)         (36,116)         (17,581)         (60,490)
    Other income (loss)                                            11,137           14,604           42,911          (55,187)
                                                              -----------      -----------      -----------      -----------

Loss before income taxes and extraordinary gain                  (263,376)        (185,909)        (127,321)      (1,087,692)

Income taxes                                                         --               --               --             11,000
                                                              -----------      -----------      -----------      -----------

Net loss before extraordinary gain                               (263,376)        (185,909)        (127,321)      (1,098,692)

Extraordinary gain - sale of wholly-owned subsidiary                 --            193,166             --            193,166
                                                              -----------      -----------      -----------      -----------

Net income (loss)                                             $  (263,376)     $     7,257      $  (127,321)     $  (905,526)
                                                              ===========      ===========      ===========      ===========


Net income (loss) per share:

    Net income (loss) per share before extraordinary gain     $     (0.13)     $     (0.09)     $     (0.06)     $     (0.54)

    Extraordinary gain                                               --               0.09             --               0.09
                                                              -----------      -----------      -----------      -----------

    Net income (loss)                                         $     (0.13)     $      0.00      $     (0.06)     $     (0.44)
                                                              ===========      ===========      ===========      ===========

Weighted average common shares outstanding                      2,037,000        2,037,000        2,037,000        2,037,000
                                                              ===========      ===========      ===========      ===========


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,     December 31,
                                                                               1996            1995
ASSETS                                                                     (Unaudited)        (Audited)
                                                                         -------------     -------------
Current assets
        Cash and cash equivalents                                        $     88,535      $    223,942
        Securities available-for-sale                                           1,401             1,401
        Trade receivables                                                   1,025,165           961,681
        Other receivables                                                     242,187           254,718
        Assets held for sale                                                  664,909         1,095,024
        Prepaid expenses and other assets                                     221,738           189,669
                                                                         ------------      ------------

                                                Total Current assets        2,243,935         2,726,435

Property and equipment                                                        695,356           703,495

Investment in Joint Ventures                                                  883,299         1,244,213

Long-Term Note Receivable, less current maturities                            352,500                 0

Intangibles and Other assets                                                  398,148           388,168
                                                                         ------------      ------------


TOTAL ASSETS                                                             $  4,573,238      $  5,062,311
                                                                         ============      ============


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities

        Current maturities of long-term debt                             $  1,180,600      $    819,990
        Accounts payable                                                    1,511,261         1,396,793
        Accrued expenses                                                      236,880           543,403
                                                                         ------------      ------------

                                           Total Current liabilities        2,928,741         2,760,186

Long-Term Debt, less current maturities                                       181,082           720,000

Stockholders' Equity

        Common stock, $.01 par value; authorized 45,000,000
            shares; issued 1996 and 1995 2,094,250 shares                      20,943            20,943
        Additional paid-in capital                                         12,030,518        12,024,060
        Retained earnings (deficit)                                        (9,970,069)       (9,844,901)
                                                                         ------------      ------------
                                                                            2,081,392         2,200,102
        Less treasury stock, at cost, 57,250 shares                           617,977           617,977
                                                                         ------------      ------------
                                                                            1,463,415         1,582,125
                                                                         ------------      ------------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $  4,573,238      $  5,062,311
                                                                         ============      ============

                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                 1996              1995
                                                                             ------------     -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $    63,557      $   127,287

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from joint venture                                                 250,000             --
     Investment in joint venture                                                    --             60,490
     Proceeds from sale of property and equipment                                 67,511              100
     Expenditures for intangibles and other assets                               (31,653)         (97,346)
     Expenditures for property and equipment                                    (110,648)      (2,010,015)
     Proceeds from sales of investments in available-for-sale securities            --          1,973,672
                                                                             -----------      -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 175,210          (73,099)

CASH FLOWS FROM FINANCING ACTIVITIES

     Repayments of long-term debt                                               (652,674)        (252,897)
     Repayments on notes receivable                                               23,500             --
     Issuance of notes payable                                                   255,000             --
                                                                             -----------      -----------

NET CASH USED BY FINANCING ACTIVITIES                                           (374,174)        (252,897)

NET DECREASE IN CASH                                                            (135,407)        (198,709)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 223,942          474,841
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    88,535      $   276,132
                                                                             ===========      ===========

                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements of N-Viro International Corporation (the Company) are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 1996 may not be indicative of the results of operations for the year ended December 31, 1996. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1995.

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

         On October 30, 1995, at a Special Meeting of the Shareholders, the shareholders approved a one for four reverse stock split which reduced the number of issued and outstanding shares of the Common Stock. Earnings (loss) per share have been restated for the nine month period and quarter ended September 30, 1995.

      The financial statements are consolidated as of September 30, 1996, December 31, 1995 and September 30, 1995 for the Company. Adjustments have been made to eliminate all intercompany transactions.

                N-VIRO INTERNATIONAL CORPORATION COMPANY ENTITIES

1.    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      NVIC's consolidated financial statements have been presented on the basis that it is a going concern. Such basis assumes the realization of assets and the satisfaction of liabilities, each in the normal course of business. NVIC has generated positive cash flows from operating activities. The amount of cash and investments available at September 30, 1996 are not sufficient to finance the current level of operations and satisfy other cash requirements through 1996 and into 1997. Consequently, NVIC's ability to meet its current and future obligations is primarily dependent upon its ability to increase revenues and obtain working capital financing. NVIC is currently negotiating with third parties to pay for use of its patented processes, which, when finalized will increase its gross revenue and provide additional cash flow. With most of management's cost containment programs implemented, NVIC's operating results reflect improved operating profits, which should aid management's efforts to successfully obtain commitments for working capital financing of NVIC's cash requirements. The satisfactory completion of these negotiations is essential as these avenues are NVIC's principal means of providing sufficient cash flows to meet future requirements. Because the negotiations are still in progress, there can be no assurance that the Company will have sufficient funds to finance its operations.

2.    RELATED PARTY TRANSACTIONS

      The Company recognized an expense to the former shareholder of Tennessee-Carolina N-Viro, Inc. of $15,000 for the three months and $45,000 for the nine months ended September 30, 1996, and $30,000 for the three months and $65,000 for the nine months ended September 30, 1995 under a contract arrangement for consulting services. The Company granted this former shareholder of Tennessee-Carolina a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

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

      In August, 1996, the Company signed an exclusive license agreement with Rockland Power (M) Sdn. Bhd. of Kuala Lumpur Malaysia for rights to all N-Viro technologies for Malaysia. On November 9, 1996, N-Viro notified Rockland that they were in default on its payment terms. By contract, Rockland has thirty days from that date to remedy the default. As the Malaysian license revenue and cost of revenue are recorded in the Company's third quarter results, failure of Rockland to remedy their default will adversely affect N-Viro's cash flow management capabilities. Accordingly, a reserve for the possible uncollectible receivable has been established in case of default, resulting in no net income or loss being recorded for this contract.

      From time to time, NVIC is involved in legal proceedings and subject to claims which have arisen in the ordinary course of its business. There are no legal proceedings involving NVIC during this reporting period.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

      N-Viro International Corporation was incorporated in April, 1993, and became a public company on October 12, 1993. The Company's business strategy is to market the N-Viro Process that produces an "exceptional quality" sludge product, as defined in the Section 503 Sludge Regulations under the Clean Water Act of 1987, with multiple commercial uses. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludge generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis. The Company has granted 45 licenses to use the N-Viro Process. There are currently 36 N-Viro facilities operating throughout the world using the N-Viro Process. The Company estimates that these operating N-Viro facilities are treating and recycling sludge at an annualized rate of approximately 140,000 dry tons per year.

      Total revenues of about $1,421,000 for the quarter ended September 30, 1996 compared to about $1,391,000 for the same period of 1995. The increase in revenue is due primarily to a territory fee. As a result of the implementation of both a change in business strategy and cost containment programs in late 1995, the Company decreased its cost of revenues substantially from the same period of 1995. All selling, general and administrative costs except bad debts have also decreased substantially from the same period of 1995, except for an increase of $400,000 to bad debt reserve for the possible uncollectibility of a territory fee. These changes resulted in a loss of about $263,000 for the three months ended September 30, 1996 compared to a net profit of about $7,000 for the three months ended September 30, 1995.

       The Company believes that it's development of a network of marketing representatives and regional partnerships will more than offset the Company's reduced staffing in generating new sales revenue. In the third quarter of 1996, the Company entered in to a written agreement to licensing the rights for the N-Viro process in Malaysia.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

      Overall revenue increased about $30,000, or about 2% to about $1,421,000 for the three months ended September 30, 1996 from about $1,391,000 for the three months ended September 30, 1995. The increase in revenue was due primarily to:

      a)  licensing the N-Viro process in Malaysia for $600,000;

      b) elimination in 1996 of about $176,000 from N-Viro Worldwide, which was sold in July 1995;

      c) elimination in 1996 of about $168,000 from the Fort Meade, Florida facility, which opened in February 1995, and later contributed to a joint venture in December 1995;

      d) a reduction of $130,000 from site license income.

      Also, in April, 1996, Laboratory Resources, Inc. purchased the operations of the company's wholly owned subsidiary, BioCheck Laboratories, Inc.

      Gross profit increased about $82,500, or 15% to about $651,000 for the three months ended September 30, 1996 from about $568,500 for the three months ended September 30, 1995 primarily from the combined elimination of revenues and direct costs associated with N-Viro Worldwide, the Fort Meade, Florida facility and BioCheck Laboratories. The gross profit margin increased to 46% from 41% for the same three month comparison.

      Selling, general and administrative increased about $162,000, or 22%, to about $897,000 for the three months ended September 30, 1996 from about $735,000 for the three months ended September 30, 1995. The increase was primarily from a charge of $400,000 for reserving the possible uncollectibility of a territory fee. All other selling, general and administrative expenses have been reduced substantially through closure of regional sales offices, reduced staffing, and lower consulting expenses.

      As a result of the foregoing factors, the Company recorded an operating loss of about $245,000 for the three months ended September 30, 1996 compared to an operating loss of about $166,000 for the three months ended September 30, 1995.

      The Company has not recognized the tax benefit of the losses incurred in prior periods and accordingly, the effective tax rate for the period was zero.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

      Gross revenues for the nine month period ending September 30, 1996 were about $895,000 less than for the same period in 1995. The decline in revenue was due primarily to elimination in 1996 of revenues from N-Viro Worldwide, which was sold in July 1995 and from the Fort Meade, Florida facility, which opened in February 1995, and later contributed to a joint venture in December 1995. The net loss for the nine months ended September 30, 1996 decreased to about $127,000 compared to a net loss of about $906,000 for the same period in 1995. The gross margin improved to about 53% for the first nine months of 1996 from about 41% for the first nine months of 1995. Through September 30, 1996, operational losses were about $168,000 compared to operational losses of about $986,000 for the first three quarters of 1995. These improvements were a result of implementing a change in business strategy and through a concerted effort to reduce direct, selling, general and administrative costs as more fully described in the three month comparative section of this report.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had negative working capital of $684,800 at September 30, 1996 compared to a negative working capital of $1,270,800 at September 30, 1995 and negative working capital of $34,000 at December 31, 1995. The reduction in working capital at September 30, 1996 from December 31, 1995 was caused primarily from:

      a) a change in the agreement with VFL Technologies (see below) resulting in the reclassification of $156,000 from current assets to a long-term asset, investment in joint venture.

      b) the reduction in long-term debt, paid from the liquidation of current assets.

      c) the inclusion of a $280,000 balloon payment in current liabilities, moving from long-term liabilities.

      d) the inclusion of a $400,000 charge to bad debt reserve as explained previously in this report.

         The Company's business strategy has changed from the development and operation of a number of N-Viro facilities that may be owned either by the Company or by joint ventures between the Company and third parties, which requires substantial capital expenditures, to marketing the N-Viro process which will require minimal, if any, capital expenditures.

         During 1994, the Company began construction of a new Company-owned facility in Fort Meade, Florida. The new facility started producing N-Viro Soil from wastewater solids in February 1995. The Company paid for the facility out of the proceeds of the initial public offering. In December 1995, the Company entered in to a Memorandum of Understanding with VFL Technologies, Inc. ("VFL") and agreed to contribute the Fort Meade facility to a equally owned joint venture, to be known as N-Viro Florida, LLP. This joint venture commenced operations on January 1, 1996. At July 1, 1996, VFL and the Company renegotiated the contract, receiving a $470,000 interest-bearing five year promissory note in exchange for forgiving the final $250,000 installment due the Company, thereby providing a $220,000 adjustment to the investment in the joint venture. The Company is continuing the engineering work for a facility in Honolulu and is awaiting final permits for this project The facility was planned to be sold during 1996, but unanticipated delays have deferred this until 1997.

         At September 30, 1996, the Company had a non-interest bearing contractual obligation with an outstanding balance of $880,000 requiring monthly payments of $60,000, and a balloon payment of $280,000 in July 1997; and, an interest bearing long-term note payable to a bank with an outstanding balance of $33,324 and matures in June 1997.

         The Company considers improvement of its working capital position as a top priority. It has received $183,000 in working capital loans from N-Viro Energy Systems, Ltd., the majority stockholder in the Company, through the third quarter of 1996 and is actively negotiating a private placement. The following options are also under active consideration: traditional bank debt; project financing; selection of a partner to develop a specific project, a group of projects or a geographic territory; and venture capital. The Company believes that its working capital together with any internally generated funds and externally generated funds, will provide sufficient cash to meet the Company's capital and other cash requirements through the first half of 1997.

                           PART II - OTHER INFORMATION

Item 5.  Other Information.

      (a) On November 1, 1996, the Company's Chief Financial Officer, John R. Kolpien, resigned from employment by the Company. Mr. Kolpien will continue as a consultant to the Company on certain matters. James K. McHugh has been appointed Acting Chief Financial Officer.

      (b) (Malaysia contract)

      (c) (Press release dated November 14, 1996)

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

                      27   Financial Data Schedule

      (b)  One report on form 8-K was filed August 28, 1996.

                        N-VIRO INTERNATIONAL CORPORATION

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   N-VIRO INTERNATIONAL CORPORATION

Date:  November 14, 1996           /S/J. Patrick Nicholson
      ---------------------        -------------------------------------------
                                   J. Patrick Nicholson
                                   Chairman , President and Chief Executive
                                   Officer
                                   (Principal Executive Officer)

Date:   November 14, 1996          /S/James K. McHugh
      ---------------------        -------------------------------------------
                                   James K. McHugh
                                   Acting Chief Financial Officer
                                   (Principal Financial & Accounting Officer)

THIS AGREEMENT is made this Fourteenth day of August, 1996,

BETWEEN

N-VIRO INTERNATIONAL CORPORATION, whose registered office is at 3450 W. Central Avenue, Suite 328, Toledo, OH 43606, USA, ("LICENSOR"), and ROCKLAND POWER Sdn. Bhd., whose registered office is at No. 22 Jalan Indrahana, 1 Taman Indrahana off Jalan Kuchai Lama. 58100, Kuala Lumpur, Malaysia ("LICENSEE").

WHEREAS

(A) The LICENSOR is the owner of all technology rights relating to the PROCESS and PRODUCT and is empowered to grant licenses.

(B) The LICENSEE wishes to have the right to exploit the PROCESS and PRODUCT in the TERRITORY in accordance with this AGREEMENT.

IT IS HEREBY AGREED:

1.   GRANT
     -----

     (1) Subject to the terms and conditions of this Agreement, the LICENSOR grants to the LICENSEE, and the LICENSEE accepts this Agreement and the exclusive right to exploit the PROCESS and sell the PRODUCT in the TERRITORY, and the LICENSOR hereby grants to the LICENSEE such licenses under the PATENTS listed in Part 2 of the Schedule and the Know-How, Trade Marks and Trade Names in Part 6 of the Schedule.

     (2) The LICENSOR undertakes that it will not, within the TERRITORY, grant any further licenses in respect of the PROCESS. It is expressly agreed that the sale or disposal within the TERRITORY of PRODUCT generated by the LICENSOR or other Licensees of the LICENSOR is not required by this Agreement.

     (3) In respect of any PATENTS or other rights (including without limitation Trade Marks and Trade Names with or without the prefix "N-VIRO") which are or become licenses under this Agreement, the LICENSEE may require the LICENSOR at the expense of the LICENSEE to execute and complete a formal license(s) or registered user agreement(s) for the purpose of registration. The LICENSOR warrants to the LICENSEE that it has the right to use the PATENTS or other rights and will make reasonable efforts to register all trade marks including the name N-VIRO SOIL so as to be the registered proprietor of such trade marks.

2.   SERVICES BY THE LICENSOR
     ------------------------

     (a) The LICENSOR shall provide free of charge training for two of the LICENSEE'S technical staff in exploitation of the PROCESS, marketing of the PRODUCT, and the use of EQUIPMENT for a period not exceeding one man-month/installed plant at times to be agreed by the parties. The LICENSOR shall extend the training at the LICENSEE'S reasonable request, and at the rate specified in Part 5. Sub-Section 2. of the Schedule. This training shall include all laboratory techniques, specialized equipment selection, as are available to the LICENSOR at the time, and such advice as the LICENSOR believes to be necessary to enable the LICENSEE to use the DATA.


8/12/96

     (b) The LICENSOR shall within sixty days after this date supply free of charge to the LICENSEE one reproducible copy of such DATA as the LICENSOR considers necessary for the efficient exploitation by the LICENSEE of the rights granted under this Agreement and shall from time to time during this Agreement as and when it freely acquires additional DATA relating to the PROCESS, PRODUCT and/or EQUIPMENT, supply such DATA to the LICENSEE.

     (c) In order to ensure the quality assurance of the PROCESS and for the LICENSOR to provide the guarantee in Part 7 of the Schedule, the LICENSOR shall have the opportunity to participate in either, all or any combination of the design, build, operation or ownership phases of any privatized FACILITY including PROCESS PLANT developed within the TERRITORY, the degree of participation by the LICENSOR to be agreed on a case by case basis dependent upon local circumstances and the needs and desires of the LICENSEE.

     (d) The LICENSEE shall be responsible for obtaining any necessary permissions, consents or licenses, including those required by any Government or statutory or regulatory body including those imposed by any Environmental Protection Act and/or Code of Practice prepared and issued by and Government or State under such Act so as to enable the LICENSEE to discharge his obligations under this Agreement within the TERRITORY. The LICENSOR undertakes to provide support if requested by the LICENSEE in its efforts to obtain such necessary permissions, consents or licenses.

     (e) The LICENSEE may withhold 10% of all Initial/Up-Front Technical Fees payable until services required by LICENSOR in paragraphs 3(a) and 3(b) above are accomplished. The balance of fees due shall be payable as provided in Schedule Part 1 - Fees.

3.   FEES
     ----

     (a) The LICENSEE shall pay the LICENSOR the FEE of US$600,000.00 in Part
         1.1. of the Schedule in respect of the Exclusive Territorial Technology Fee upon execution of the Agreement within 14 days. In relation to Facility Technology Fees, the LICENSEE shall pay the LICENSOR the Fees specified in Part 1, Sub-Sections 2.(a) and 2.(b) of the Schedule, proceeding the execution of this Agreement.

     (b) The Fees shall be paid free of all taxes and duties. In the event that the Government or any other competent body having jurisdiction in the TERRITORY imposes any tax or duty, the Fees shall be increased to such sum which after deduction of any such tax or duty is equivalent to the sum that would have been payable had there been no deduction or liability to tax or duty.

     (c) The LICENSEE shall deliver in writing to the LICENSOR full particulars of the original design and annual production of PRODUCT of all plants and other information as the LICENSOR may require to calculate the Fees payable.

     (d) The LICENSEE shall keep accounts and records of all matters connected with design and throughput of each FACILITY and shall permit the LICENSOR'S authorized representatives at all reasonable times to inspect and take copies or extracts.

4.   IMPROVEMENTS
     -----------


8/12/96                                                                    2

     (a) Each party shall communicate to the other any improvement, modification, discovery or invention relating to the PROCESS, PRODUCT and/or EQUIPMENT it may make or acquire, whether such improvement is patentable or not, and shall fully disclose to the other the nature and manner of performing the improvement.

     (b) As to any improvement made or acquired by the LICENSOR:

         (1) The LICENSEE shall have the right to exploit the improvement under the terms of this Agreement.

         (2) The LICENSOR shall have the right to apply for all patents throughout the world in respect of the improvement. Where such patents relate to the TERRITORY, they shall be deemed to be included in the PATENTS.

         (3) Where the improvements relate to the PRODUCT for which the LICENSOR is able to obtain a new patent or patents in relation to the TERRITORY, the LICENSEE shall have the right to exploit this/these subject to the payment of PRODUCT ROYALTY FEES to be agreed at the time between the parties.

     (c) As to any improvement made or acquired by the LICENSEE the LICENSEE shall have the right to apply for patents in respect of the improvement throughout the world subject to the grant to the LICENSOR of a non-exclusive perpetual license to use the improvement in all countries under the said patents, with power to grant sub-licenses, subject to the payment of ROYALTY FEES, commensurate with commercial value, to be agreed at that time between the parties.

     (d) The party generating the improvement may withhold details of improvements for a reasonable period of time (not to exceed six months) to enable it to file an application for a patent or other registration.

     (e) The party seeking a patent or registration for an improvement (the Applicant) shall notify the other party of the countries in which it intends to file an application for patent or registration. The other party may at any time within a period of nine months from the date of such initial filing request the Applicant to file corresponding applications in any other countries, at the expense and in the name of the other party. The Applicant shall execute any applications in respect of such other countries as the other party may submit to the Applicant.

     (f) Neither party shall be obliged to transmit any information or grant any licenses under this clause where such information has been acquitted under restriction from a third party as to licensing and/or dissemination, or where such grant or transmission would make the granting or transmitting party (the Acquirer) liable for payment to a third party unless the other party agrees to accept full liability to make such payment. The Acquirer shall, in consultation with, and if requested by, and at the expense of the other party, endeavor to obtain agreement of such third party to the grant and/or disclosure.

     (g) Except as otherwise provided by this clause the provisions of clause 16 shall apply mutatis mutandis to information supplied hereunder.

5.   UNDERTAKINGS BY THE LICENSEE
     ----------------------------

     (a) The LICENSEE undertakes, during the continuance of this Agreement, that it will:


8/12/96                                                                    3

         (1) not supply for use or exploit the PROCESS outside the TERRITORY except with the prior written consent of the LICENSOR; and LICENSEE shall indemnify the LICENSOR against all costs, claims, demands and expenses arising from breach of such obligation. It is expressly agreed that the sale or disposal of the PRODUCT outside the TERRITORY is not restricted by this Agreement;

         (2) when requested by the LICENSOR, supply the LICENSOR in confidence with full details of operational results in respect of any FACILITY;

         (3)  use its best endeavors to promote the sale of the PRODUCT.

     (b)

         (1) In exploiting the PROCESS and selling or disposing of the PRODUCT the LICENSEE shall maintain the standards of quality prescribed by the LICENSOR and agreed by the LICENSEE. Such quality standards shall be prepared in consultation with the LICENSEE. In respect of Alkaline Admixture, the LICENSEE shall comply with the Quality Control Program Parameters as Appendix 1 hereof. In respect of N-Viro Soil or N-Viro Aglime, the LICENSEE shall comply with Quality Control Program Parameters attached as Appendix 2 hereof.

              These Quality Control Programs may be updated by the LICENSOR from time to time as part of the LICENSOR'S ongoing development program.

         (2) In the event that the standards of quality achieved by the LICENSEE do not meet the reasonably required standards the LICENSOR shall be entitled by notice in writing to the LICENSEE to suspend the LICENSEE'S rights hereunder to sell or dispose of the PRODUCT until such time that the LICENSEE can achieve the required standards. In the event that the LICENSEE is unable for a period of ninety days to achieve the required standards of quality then the LICENSOR shall have the right to terminate this Agreement in its entirety by thirty days notice in writing to the LICENSEE.

         (3) Any proposed change by the LICENSEE involving any alteration in the PROCESS or the structure or quality of the PRODUCTS to be sold or disposed of by the LICENSEE shall be submitted to the LICENSOR and shall be subject to the LICENSOR'S approval prior to use by the LICENSEE.

         (4) If and to the extent requested, the LICENSEE shall furnish quality control reports to the LICENSOR in such form as may be reasonably prescribed by the LICENSOR.

         (5) The LICENSOR shall have the right during all reasonable business hours to inspect the premises of, and PRODUCT available for sale or disposal by the LICENSEE. In addition the LICENSEE shall at the request and expense of the LICENSOR made not more than once every three months send to the LICENSOR for inspection and test reasonable sample quantities of the PRODUCT produced by the LICENSEE. The LICENSOR shall be entitled to retain such samples and/or test such samples to destruction.

         (6) The LICENSEE shall furnish to the LICENSOR detailed progress reports concerning all aspects relating to the business in the TERRITORY within thirty days of the 30th June and 31st December each year.

6.   ASSIGNMENT
     ----------


8/12/96                                                                    4

     (a) The LICENSEE shall be entitled to assign to any reputable, solvent entity its rights hereunder subject to the approval of the LICENSOR which approval will not be unreasonably withheld.

     (b) The undermentioned provisions shall apply in the event the LICENSEE proposes to appoint or engage one or more sub-contractors for the purposes of constructing the FACILITY on its behalf (either in whole or in part), the LICENSEE shall, in appointing or engaging any such sub-contractor, obtain a statement in writing from the sub-contractor to the effect that the sub-contractor:

         (1) will not, directly or indirectly, at any time during or after the continuance of this Agreement, disclose or permit or allow to be disclosed to any third party, or use or exploit or turn to account except for the purposes of the sub-contract, any of the information transmitted to it by the LICENSEE pursuant to this Agreement except in so far as exempted under paragraph 16.(d) in relation to such sub-contractor.

         (2) acknowledges that all such information transmitted to it by the LICENSEE pursuant to this Agreement remain the absolute property of the LICENSEE or the LICENSOR as the case may be.

7.   MARKING
     -------

     (a) The LICENSEE undertakes not to use any of the LICENSOR'S Trade Names or registered Trade Marks listed in Part 6 of the Schedule hereto except in relation to the PROCESS and PRODUCT.

     (b) The LICENSEE shall affix or cause to be affixed on some conspicuous part of every FACILITY a plate inscribed with the relevant Trade Mark or Trade Name, with the numbers of the relevant PATENTS, with the words "LICENSED BY N-VIRO INTERNATIONAL CORPORATION", and/or with such other information as the LICENSOR may reasonably direct. The LICENSEE shall be free to add its own name thereto.

     (c) The exclusive property in the said Trade Names and registered Trade Marks shall be and remain the property of the LICENSOR and upon termination (for whatever reason) of this Agreement the LICENSEE shall cease forthwith to make any further use of the said names or marks or of the name N-VIRO SOIL, or of any name or marks confusingly similar thereto.

8.   PUBLICITY
     ---------

     (a) In all publicity material (such as advertisements, sales literature and catalogues) relating to the PROCESS, the FACILITY and/or the PRODUCT, the LICENSEE shall incorporate in a conspicuous manner the words "LICENSED BY N-VIRO INTERNATIONAL CORPORATION" or a similar acknowledgment of the interests of N-VIRO INTERNATIONAL CORPORATION, and/or such other information as the LICENSOR may reasonably direct.

     (b) The LICENSEE shall, at the request of the LICENSOR, and at the LICENSEE'S expense, execute all such documents and do all such acts or things as may be necessary for


8/12/96                                                                    5
         the purpose of registering the LICENSEE as a permitted user of the said Trade Names or registered Trade Marks.


9.   INFRINGEMENT OF THE PATENTS
     ---------------------------

     Each party shall forthwith notify the other of any infringement or threatened infringement of the PATENTS or any of them that may come to its knowledge, and the parties shall consult as to what steps, if any, should be taken in respect thereof. If in respect of any such infringement the LICENSOR does not wish legally to enforce any of the PATENTS, then the LICENSEE may, so far as is permitted by law, do so, and enjoin and/or collect damages for any infringement thereof, and the LICENSOR shall at the expense of the LICENSEE cooperate with the LICENSEE in connection therewith.

10.  THIRD PARTY PATENTS AND VALIDITY
     --------------------------------

     (a) To the best of the LICENSOR'S knowledge and belief:

         (1) The use of the PROCESS will not result in the infringement of the valid patents or other proprietary rights of third parties.

         (2) Part 2 and Part 3 of the Schedule list approved and pending patents worldwide owned by the LICENSOR. The LICENSEE shall receive copies of all the PATENTS, and LICENSOR agrees to decide with LICENSEE the applicability of pending and new patents in the TERRITORY.

         (3) No proceedings charging it with infringement of patent or proprietary rights of third parties have in respect of the PROCESS and/or the EQUIPMENT have been filed or are threatened to be filed at the date hereof.

     (b) Should the LICENSEE be sued for infringement as a consequence of the use of the PROCESS, the LICENSOR will make reasonable endeavors to defend such action to the extent that in all circumstances it is reasonable to do so. All costs of any such action shall be borne by the LICENSOR, to whom shall belong all sums that may be recovered from the third party.

         (1) The LICENSOR is given full control of any proceedings or negotiations in connection with any such claim;

         (2) The LICENSEE shall give the LICENSOR all reasonable assistance for the purposes of any such proceedings or negotiations;

         (3) Except pursuant to the final award the LICENSEE shall not pay or accept any such claim or compromise any such proceedings without the consent of the LICENSOR (which shall not be reasonably withheld);

         (4) The LICENSEE shall do nothing which would or might vitiate any policy of insurance or insurance cover which the LICENSOR may have in relation to such infringement and this indemnity shall not apply to the extent that the LICENSOR recovers any sums under any such policy or cover (which the LICENSEE shall use its best endeavors to do);

         (5) The LICENSOR shall be entitled to the benefit of, and the LICENSEE shall accordingly account to the LICENSOR for, all damages and costs (if any) awarded in


8/12/96                                                                    6
              favor of the LICENSEE which are payable by or agreed with the consent of the LICENSEE (which consent shall not be unreasonably withheld) to be paid in respect of any such claim; and

         (6) Without prejudice to any duty of the LICENSEE at common law the LICENSOR shall be entitled to require the LICENSEE to take such steps as the LICENSOR may reasonably require and at the expense of the LICENSOR may mitigate or reduce any such loss, damages, costs or expenses for which the LICENSOR is liable to indemnify the LICENSEE under this Clause.

11.  THE PATENTS - ADMINISTRATION
     ----------------------------

     The administration and supervision of the PATENTS is required under the terms of this Agreement to be carried out by N-VIRO INTERNATIONAL CORPORATION.

     "PATENT EXPENSES" means official expenses (such as, without limiting the generality of the foregoing: application, prosecution, and issuing expenses; renewal fees, patent agents' fees) which relate to the PATENTS, and which are disbursed or incurred by or on behalf of N-VIRO INTERNATIONAL CORPORATION.


8/12/96                                                                    7

12.  DURATION
     --------

     This Agreement shall, unless previously terminated under the provisions hereof, remain in effect until 30th December, 2010, and shall then be automatically renewed for two-year periods thereafter unless and until terminated by not less than twelve months notice given by either party to the other expiring on 30th December, 2012, or on the last day of any subsequent two-year period. Moreover, the Agreement will continue as long as any FACILITY is paying a per unit Technical and Operating Support Fee (Part 1, Sub-Section 2.(b) of the Schedule).

13.  ARBITRATION
     -----------

     In the case of any dispute arising under or in connection with this Agreement the parties shall endeavor to settle such dispute first of all in an amiable way. Failing this, the dispute shall be finally settled under the Rules of the American Arbitration Association by one or more arbitrators in accordance with the Rules. The arbitration shall be held in Honolulu, Hawaii, unless otherwise agreed to in writing by the parties.

14.  GOVERNING LAW
     -------------

     This Agreement shall be interpreted and the rights of the parties determined in accordance with the laws of the State of Ohio, USA.

15.  TERMINATION
     -----------

     (a) If any Fees payable by the LICENSEE are not paid at or within the time stipulated by Paragraph A., and remain unpaid for thirty days after the LICENSOR gives notice thereof to the LICENSEE requiring payment to be made, the LICENSOR shall be at liberty to terminate the Agreement by giving to the LICENSEE notice to that effect, as long as the LICENSOR is not in breach of this Agreement.

     (b) If either party shall commit a breach of this Agreement and shall fail to remedy such breach within sixty days (or thirty days in the case of non-payment of any Fees or other sums payable to the LICENSOR) after receiving a notice specifying the breach and requiring it to be remedied, the other party shall be at liberty in every such case to terminate this Agreement by giving notice to that effect, provided that in the event of any dispute over the existence or otherwise of a breach of this Agreement, such question shall be referred to arbitration under Paragraph 13.

     (c) The termination of this Agreement shall be without prejudice to any of its provisions which expressly or by implication survive such termination, or to the remedy of the LICENSOR to recover any fees which at the date of termination have accrued due, or to the remedy of either party in respect of any breach of this Agreement. Upon termination of this Agreement under sub-paragraphs 15.(a) or 15.(b), the LICENSEE shall execute any documents submitted by the LICENSOR to revert or confirm the reversion to the LICENSOR of any rights granted hereunder by the LICENSOR.

     (d) Upon termination of the Agreement by the LICENSOR under the provision of sub-paragraph 15.(a) above, the provisions of this Agreement shall continue to apply only so far as is necessary to enable the LICENSOR to exercise its rights under Paragraph 5.



8/12/96                                                                    8

16.  CONFIDENTIALITY
     ---------------

     (a) The LICENSEE hereby undertakes on behalf of itself and of LICENSEE
         ASSOCIATES:

         (1) to treat as secret and confidential all DATA and KNOW-HOW which is disclosed to the LICENSEE by the LICENSOR arising out of this Agreement;

         (2) not at any time to disclose or permit or allow to be disclosed the DATA and KNOW-HOW or any part thereof to any third party, except any necessary disclosures to clients and sub-contractors of the LICENSEE;

         (3) not to use, exploit or turn to account the DATA and KNOW-HOW or any part thereof other than for the purposes and under the terms of this Agreement.

     (b) The DATA and all drawings, specifications, lists, schedules, and other documents, which contain any of the KNOW-HOW, shall be and remain the property of the LICENSOR, and the copyright therein shall belong to and remain vested in the LICENSOR.

     (c) The provisions of this clause shall not apply to information (to which the LICENSEE can produce written evidence) which:

         (1) is already known to the LICENSEE or LICENSEE ASSOCIATE prior to its disclosure by the LICENSOR, or

         (2) is at the time of its disclosure in the public domain or subsequently comes into the public domain (other than by reason of default by the LICENSEE or a LICENSEE ASSOCIATE) in observing its obligations under sub-clause (2), or

         (3) is received by the LICENSEE or a LICENSEE ASSOCIATE from a third party without restriction on use of disclosure, or

         (4)  is independently developed by the LICENSEE or a LICENSEE
              ASSOCIATE.

17.  NOTICES
     -------

     (a) All notices to be given by either party hereunder shall be in writing.

     (b) A notice sent by registered airmail shall be deemed to be given twenty-one days after its date of posting. A notice sent by facsimile shall be deemed to be given on automatic confirmation of receipt.

     (c) Any notice required to be given hereunder shall be validly and effectively given to either party by being sent by facsimile, or postage pre-paid by registered airmail to such party at its address as shown hereinabove (or at such other address as that party shall have specified for that purpose in a notice in writing to the other party). In proving such notice in the case of postage it shall be sufficient to prove that the envelope containing the notice was properly addressed and duly handed in at a post office as a registered airmail letter.

18.  HEADINGS
     --------

     The clause headings hereof are included for convenience only and shall not affect the construction of this Agreement.

19.  SEVERABILITY
     ------------


8/12/96                                                                    9

     (a) The provisions of this Agreement shall be deemed to be severable, and any invalidity or any provision of this Agreement shall not affect the validity of the remaining provisions of this Agreement.

     (b) Neither party shall be obliged to do any act under this Agreement which is contrary to the lawful direction of a body, department or agency having competent jurisdiction within the TERRITORY and in the event that either party shall fail to observe the terms and conditions of this Agreement at such directions such failure shall not form grounds for the termination of this Agreement; provided that if by reason of such failure the benefits to be derived hereunder by the other party are significantly reduced, the parties agree to make such adjustment in the terms and conditions of this Agreement as is equitable in the circumstances then obtaining. In the event that the parties are unable to agree upon such adjustment, it shall be determined by reference to arbitration as herebefore provided.

20.  ENGLISH LANGUAGE
     ----------------

     This Agreement is in the English language, executed in duplicate original by the parties hereto. In the event that this Agreement is translated into any other language and any inconsistency or contradiction in meaning or interpretation results therefrom, the English language version shall prevail and be controlling as between the parties hereto.

21.  WHOLE AGREEMENT
     ---------------

     (a) This Agreement is the entire agreement between the parties with respect to its subject matter. It supersedes any and all promises, representations, warranties, or other statements (written or oral) made by or on behalf of one party to the other of any nature whatsoever or contained in any publicity material given by one party to the other concerning such subject matter.

     (b) This Agreement cancels all prior agreements between the parties (if any) relating to the EQUIPMENT, the PROCESS or the PRODUCT and also cancels and modifies all rights (if any) of either party arising against the other by virtue of all or any such prior agreements.


8/12/96                                                                    10

SCHEDULE - PART 1 - FEES
------------------------

1. An Exclusive Territorial Technology Fee for the TERRITORY; includes control of technology in the TERRITORY; review of available minerals and organics (feed stock); review of product market options; and optional site and process evaluations - one-time payment:
         U.S.$600,000.00.

         Above Fee is due within 14 days of the execution of this Agreement.

2.       Facility Payment: (per Facility)

         (a)* Initial Technical Up-Front Fee -- one-time fee for design assistance, training and public outreach -- U.S.$3.00 per wet ton of Annual plant capacity.

         (b) Technical and Operations Support Fee U.S.$3.00 per wet ton of Actual organic waste processed (life of facility); or

                  * Present value on a 10-year contract basis: paid 100% up-front or set percentage up-front, at discretion of LICENSEE. 100,000 ton facility: 50% of Technical and Operations Support Fee paid on Present Value basis.

                  e.g.     100,000 tons X $1.50  ($3.00 X 50% = $1.50) =
                           $150,000 X 10 years =   $1,500,000 X 60% (present
                           value) = $900,000.00

                  TOTAL COST OF FACILITY:

                  (1)      Initial*

                           (a)      Up-front
                                    100,000 tons @ $3.00 = $300,000.00

                           (b)      Present value 50%
                                    Pre-pay:  10 years Contract
                                    e.g., 100,000 X $1.50 ($3.00 X 50%)
                                    = $150,000 X 10 years = $1,500,000
                                    X 60% (Present value) = $900,000.00

                                    TOTAL INITIAL (Up-front + Present value)
                                    @ 50% = $1,200,000.00

                  (2)      On-going (Life of Facility)
                           e.g., 100,000 tons X $1.50 = $150,000.00 per year

*Schedule of payments as follows:

         Facility permitted                          25%
         Construction begins                         25%
         Facility on-line                            25%
         Facility meets performance requirements     25% (see Schedule Part 7 -
                                                          Guarantee)

3.       Sub-Licenses:


8/12/96                                                                    11

         LICENSEE shall have the right in the TERRITORY to Sub-License third parties. Sub-Licensing Fee structure shall be determined by LICENSEE, provided Fees due to LICENSOR are consistent with Part 1, Sub-Sections 2.(a) and 2.(b) of this Schedule.

         LICENSEE may offer a one-time only "Total Payment" to a Sub-Licensee, provided the amount due to LICENSOR from such a "Total Payment" Agreement is approved in writing by the LICENSOR.

4. All Fees stipulated in Schedule Part 1, Sub-Section 2.(b) are due and payable hereunder within thirty days of March 31, June 30, September 30, and December 31.

5. The Fee stipulated in Schedule Part 1, Sub-Section 2.(b) shall be subject to annual variation, in accordance with the fluctuation in the Retail Price Index over the previous twelve months, as issued by the Government Statistics Office in the TERRITORY or other mutually agreed source of Retail Price Index information.



8/12/96                                                                    12

SCHEDULE - PART 2 - PATENTS GRANTED
-----------------------------------

          United States of America            4,018,617              4,432,800
                                              4,038,095              4,554,002
                                              4,101,332              4,781,842
                                              Re 30,943              4,902,431
                                              4,341,562              5,135,664
                                              5,275,733              5,417,861

          Argentina                           242940                 241454

          Australia                           610,563

          Austria                             0283153

          Belgium                             0283153

          Brazil                              8900379-9

          Canada                              1,264,232              1,264,233

          China                               88101683

          Denmark                             169066

          Egypt                               18709

          France                              0283153

          Germany                             P3875362.6

          Greece                              0283153                Greek National #3,006,689

          Holland                             0283153

          Ireland                             62802

          Italy                               0283153

          Mexico                              165202

          Norway                              176794

          Pakistan                            131,787

          Spain                               0283153

          Sweden                              0283153

          Switzerland                         0283153

          Taiwan                              43,697

          United Kingdom                      0283153


8/12/96                                                                    13

SCHEDULE - PART 3 - PATENT APPLICATIONS PENDING
-----------------------------------------------

          United States of America            08/532,273             08/520,959

          Argentina                           324345

          Brazil                              9300654

          Columbia                            057.482

          Denmark                             0945/88

          Ecuador                             94-1267

          EPO                                 93301160.3

          India                               80/CAL/89

          Indonesia                           P9-940827

          Ireland                             530/88

          Israel                              111957

          Japan                               43268/88

          South Korea                         915/89

          Malaysia                            PI9403408

          Mexico                              930920

          Poland                              P306368

          Russia                              94044319.00

          Ukraine                             94129215

          Venezuela                           1974-94


8/12/96                                                                    14

SCHEDULE - PART 4 - PROCESS
---------------------------

     PROCESS

         The treatment of sewage or similar organic sludge derived from the process as generally described in the PATENTS.

SCHEDULE - PART 5 - CHARGES FOR SERVICE
---------------------------------------

1.   RATE FOR DRAWINGS, ETC.
     -----------------------

     The charge for requested special calculations, drawings, or analyses, or for any requested special assistance, carried out by the LICENSOR'S personnel at their home base, will be at the standard charge-out rate of the LICENSOR.

2.   DAILY RATE FOR SPECIAL VISITS
     -----------------------------

     Requested visits by the LICENSEE will be charged for the LICENSOR'S personnel on the basis of its standard charge-out rate plus all living and economy class travel expenses.

     The daily rate charged for the entire time that an employee is away from his home-base, including time spent in travel. In addition, all reasonable living expenses (including accommodations, meals and laundry), and all economy class travel expenses (including all forms of public transportation) will be charged to the LICENSEE separately at cost.

3.   INVOICING
     ---------

     The aforesaid charges will be invoiced monthly and will be payable within thirty days of the invoice date.

SCHEDULE - PART 6 - REGISTERED TRADEMARKS AND TRADE NAMES
----------------------------------------------------------

N-Viro Lime   1,730,479      N-Viro Soil   1,698,644   N-Viro AA   1,7011,483

SCHEDULE - PART 7 - GUARANTEE
-----------------------------

Provided that the proving trials referred to below are carried out in the presence of the LICENSOR'S personnel and in accordance with its instructions and that the LICENSEE provides sufficient operating staff of suitable qualifications and raw materials and utilities in sufficient quantities and of the characteristics specified in appendix 1, then:

The LICENSOR guarantees that the PROCESS will achieve the objectives stated below provided that the method of carrying out the PROCESS and/or utilizing the EQUIPMENT corresponds materially closely to the LICENSOR'S specifications in the DATA and the operating conditions provided by the LICENSEE correspond closely to the operating conditions specified in the DATA and the PROCESS and/or EQUIPMENT is being operated to the reasonably acceptable standards under the operating conditions specified in the DATA.


8/12/96                                                                    15

OBJECTIVES:

The treatment of:

         (i) Sewage or similar organic sludge to render it substantially free from pathogenic organisms, viruses and parasites/parasitic ova and to remove offensive odor to a tolerable level and to make insoluble substantially all of the heavy or toxic metal content of the PRODUCT derived from the PROCESS such that the PRODUCT is suitable to be put safely to agricultural use, or

         (ii) In the case of non agricultural use the treatment of sludge to render it suitable in all required aspects for use as landfill or land cover or structural landfill material.

(A) The proving trial shall be conducted in accordance with the LICENSOR'S instructions, commencing on a date requested in writing by the LICENSOR within three months of the FACILITY going "on-line", and agreed to by the LICENSOR and the LICENSEE. Operating of the Equipment during the proving trial will be controlled by the LICENSEE under the LICENSOR'S instructions. The proving trial will; be carried out over a period of ninety-six hours during which time the performance of the Equipment will be measured by the LICENSEE in accordance with LICENSOR'S advice.

(B) Measurement and samples shall be taken in the presence of the LICENSEE and the LICENSOR'S personnel using the LICENSOR'S standard methods and in determining the actual performance of the Equipment the results shall be averaged over the entire proving trial.

(C) The performance guarantees are conditional upon the following requirements being fulfilled from the time of start up of the Equipment until the date of signature of the acceptance certificate.

     (i) All necessary raw materials and operating supplies are provided in ample quantities and in compliance with the specification given in Appendix 1.

     (ii)Adequate laboratory facilities and test equipment are supplied by the LICENSEE to enable the LICENSOR'S personnel to carry out analysis in accordance with test methods provided by the LICENSOR as part of the technical documentation.

     (iii) The Equipment is operated and maintained in good condition by the LICENSEE in accordance with the LICENSOR'S recommendations and instructions given in the operating manual or by the LICENSOR'S commissioning staff and any continuous or unremedied deviation from those instructions will render the guarantees null and void.

     (iv)During the proving trial all other plant at the LICENSEE'S site shall not be operated in any manner which could adversely affect the proving trial.

     (v) Any equipment provided by the LICENSEE operates satisfactorily and achieves its designed performance and availability.

(D) The above guarantee shall be deemed to be fulfilled if the average output of the Equipment over the trial period is equal to or exceeds an average of 90%.

(E) Following completion of the proving trial in which the guarantee is met, an acceptance certificate signed by the LICENSEE will confirm that fact.



8/12/96                                                                    16

SCHEDULE - PART 8(A) - KEY EQUIPMENT
------------------------------------

         Dewatering Beltpress Package
         ----------------------------

         Mixer processing Unit with Automation
         -------------------------------------

         Rotary or other Thermal Dryers where utilized
         ---------------------------------------------

SCHEDULE - PART 8(B) - RECOMMENDED EQUIPMENT
--------------------------------------------

         Pasteurization Equipment
         ------------------------

              Trailer 13m3
              Roll on/off Container
              Drive Unit with Amplirol

         Windrowing Equipment
         --------------------

              Uniloader with Auger

              Scarab Unit

              Tractor with Front Loader


8/12/96                                                                    17

APPENDIX 1

                 Quality Assurance and Quality Control Programme
                 -----------------------------------------------
                            Parameters fro N-VIRO AA
                            ------------------------

I.   Frequency of Testing

     A. All materials and blends shall be tested monthly for all trace metals listed in Sub-Section VI.B.1.

     B. Materials having concentrations of any one of the metals listed in Sub-Section VI.B.1. which exceed the limits set therein must be blended with other approved alkaline reagents in such a way as to reduce the total metals content of the blend below the specified limits. In addition the resultant blend must be tested weekly for the metals which exceed the specifications to ensure that the blend meets the requirements of N-Viro AA.

II.  Collection

     A.  Sales must be from consistent location.

     B. Dust should not be sold that is collected during upset in kiln unless specifically tested.

     C. Dust should not be sold that is collected within 12 hours of start-up or shut-down unless specifically tested.

III. Testing

     A. In addition to metals content the alkaline material shall be tested for the following parameters:

         1.   K2O and SO3 shall be tested monthly.

         2.   Loss On Ignition shall be tested monthly.

         3. Primary pollutants and CaO/MgO (free lime - ASTM C-25) shall be tested semi-annually.

         4.   Blaine Fineness and Bulk Density shall be tested semi-annually.

     B. All analysis shall be performed by N-Viro's lab or an approved designee.

     C. The qualification and subsequent testing requirements for reagents shall be determined by the arithmetic mean of the results from the previous three samples (as available) submitted from the source.

     If testing shows standard deviation exceeding 15 % for any listed parameter the results shall be reviewed immediately by N-Viro International Corporation.

IV. All alkaline by-products considered for marketing as N-Viro AA must be submitted for analysis and approval to N-Viro's laboratory or its designee. This testing will provide proper screening for reagents and ensure:

     A. N-Viro AA is capable of achieving N-Viro Soil odor reduction requirements.

     B. N-Viro AA is capable of achieving N-Viro Soil Alternative #2 with the use of other admixtures.

     C.  The alkaline meets or exceeds all requirements for N-Viro AA.



8/12/96                                                                    18

     D. The characteristics of the alkaline material are consistent with all requirements of the N-Viro AASSAD process and N-Viro Soil Product.

V.   Storage

     A. Watertight silos meeting normal specifications for hydrated lime should be used.

     B.  Angle of repose should exceed 70 degrees.

VI.  Characteristics of N-Viro AA

     A. It is the policy of N-Viro that no alkaline by-products which originate from a plant burning hazardous waste will be considered for qualifications as N-Viro AA.

     B.  Pollutant Concentrations -

         1.   Maximum Allowable Levels of Trace Elements allowed in N-Viro AA*

              Arsenic               41 ppm           Mercury           17 ppm
              Cadmium               21 ppm           Molybdenum        18 ppm
              Chromium              1200 ppm         Nickel           420 ppm
              Copper                1500 ppm         Selenium          36 ppm
              Lead                  300 ppm          Zinc            2800 ppm

              N-Viro will approve blending of material to meet specifications.

         2. Maximum Allowable Levels of Trace Elements allowed in any blend component for N-Viro AA*

              Arsenic               75 ppm           Mercury           57 ppm
              Cadmium               85 ppm           Molybdenum        75 ppm
              Chromium              300 ppm          Nickel           420 ppm
              Copper                4300 ppm         Selenium         100 ppm
              Lead                  840 ppm          Zinc            7500 ppm

     * Dry weight basis

III. Physical Characteristics

     Particle Size Distribution:    60% passing 200 mesh.

     Blaine Fineness:               more than 3000 cm2/gram.

     Exceptions may only be made by N-Viro in writing.
     -------------------------------------------------



8/12/96                                                                    19

APPENDIX 2

                  Quality Assurance and Quality Control Program
                  ---------------------------------------------
                  Parameters for N-VIRO SOIL and N-VIRO AGLIME
                  --------------------------------------------

Product reliability and consistency is an important factor in maintaining the quality of the N-Viro Soil product as well as the realization of N-Viro's goal of creating public and customer awareness of the market value and safety of the N-Viro Soil product.

Process and Public Health Control Specifications along with testing and requirements are identified in Exhibit D of the Patent License Agreement which defines the procedures for the N-Viro AASSAD process.

Product requirements for N-Viro Soil/N-Viro Aglime trademarked materials are as follows:

1. Process must be operated in accordance with procedures as set forth in the N-Viro Operations Manual and any future changes that may come into force from time to time.

2. Disinfection/Stabilization criteria must meet the PFRP classifications of the 40 CFR 257 regulations and the final class A regulations of the 40 CFR 503 regulations (when implemented).

3.   The N-Viro Soil product shall contain (on a dry weight basis) less than:

         Arsenic           41 ppm           Mercury           17 ppm
         Cadmium           21 ppm           Molybdenum        18 ppm
         Chromium          1200 ppm         Nickel            420 ppm
         Copper            1500 ppm         Selenium          36 ppm
         Lead              300 ppm          Zinc              2800 ppm

     N-Viro International Corporation may provide a waiver, in writing, on a site specific basis with additional restrictions on the distribution of the product.

4.   Utilization in the USA must be in accordance with 40 CFR 257 and 40 CFR
     Part 503.

5. Organic material, as measured by volatile solids, shall exceed 200 pounds per dry ton.

6. Nitrogen (TKN), Phosphorous (P2O3), and Potassium (K2O) shall each exceed 10 pounds per dry ton unless waived in writing by N-Viro International Corporation.

7. Calcium carbonate equivalency (as measured by ASTM C-611) shall exceed 25%, unless waived in writing by N-Viro International Corporation.

8.   All materials shall pass a 25mm screen and 95% shall pass a 12mm screen.

9. Percent solids shall exceed 50% for bulk material and 75% for bagged material.

10. Odor, prior to sale, shall be below a 2.0 rating (as measured by the Environmental Testing Laboratory of BioCheck Laboratories, Inc., in Toledo, Ohio, USA).


8/12/96                                                                    20

APPENDIX 3

                                   DEFINITIONS
                                   -----------

     (a) "DATA" means information in documentary or other material form within the control of the LICENSOR relating to the exploitation, testing, maintenance, and safe use of the PROCESS and/or EQUIPMENT.

     (b) "EQUIPMENT" means any equipment used for exploitation of the PROCESS, including KEY EQUIPMENT and improvements.

     (c) "FACILITY" means a plant designed and constructed for the exploitation of the Licensed PROCESS.

     (d) "FEE(S)" means in relation to any TECHNOLOGY within the TERRITORY, the FEE(S) for the right to use the PATENTS and the KNOW-HOW for any FACILITY using the TECHNOLOGY, as indicated in Part 1 of the Schedule.

     (e) "KNOW-HOW" means knowledge, information, experience, non-patented inventions, or discoveries, which relate to the PROCESS, PRODUCT and/or EQUIPMENT and which the LICENSOR, now or during the continuance of this Agreement, is freely entitled to pass on to the LICENSEE.

     (f) "LICENSEE ASSOCIATES" means any company controlled by the LICENSEE; any company which controls the LICENSEE and any company controlled by such a company; any successor company of the LICENSEE; and the directors, officers and employees of the LICENSEE. (In this sub-paragraph "company" means company, firm or corporate body.)

     (g) "PATENTS" means the patents listed in Part 2 of the Schedule hereto and such patents as are granted in respect of the PATENT APPLICATIONS (if any) listed in Part 3 of the Schedule.

     (h) "PATENT EXPENSES" means official expenses (such as, without limiting the generality of the: application, prosecution, and issuing expenses; renewal fees, patent agents' fees) which relate to the PATENTS.

     (i) "PROCESS" means the treatment of sludges as itemized in Part 3 of the Schedule and includes improvements.

     (j) "PRODUCT" means the end product of the PROCESS which shall be known as N-VIRO SOIL or future derivatives.

     (k) "TERRITORY" means the country of Malaysia.



8/12/96                                                                    21

SIGNED BY                           )
                                    ) /s/ J. Patrick Nicholson
                                    )---------------------------------
FOR THE LICENSOR                    ) J. PATRICK NICHOLSON
                                      CHIEF EXECUTIVE OFFICER
                                      N-VIRO INTERNATIONAL CORPORATION

                                      /s/ Kathryn Anderson
IN THE PRESENCE OF:                 )---------------------------------
WITNESS                             ) KATHRYN ANDERSON

SIGNED BY                           )
                                    ) /s/ En Suffian Jaafar
                                    )---------------------------------
FOR THE LICENSEE                    ) EN SUFFIAN JAAFAR
                                      MANAGING DIRECTOR
                                      ROCKLAND POWER SDN. BHD.

                                      /s/ Mohan Kumar Karumah
IN THE PRESENCE OF:                 )---------------------------------
WITNESS                             ) MOHAN KUMAR KARUMAH
                                      EXECUTIVE DIRECTOR
                                      ROCKLAND POWER SDN. BHD.


8/12/96                                                                    22