Form 10-K405
period 1996-12-31
N-VIRO INTERNATIONAL CORP
filed 1997-04-15
CIK 904896

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-21802

                                   ----------

                        N-VIRO INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     34-1741211
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

  3450 W. CENTRAL AVENUE, SUITE 328
              TOLEDO, OHIO                                        43606
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (419) 535-6374

                                   ----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock,
                            par value $.01 per share

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                                                             ---   ---

                  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of registrant's Common Stock in the Nasdaq National Market as of March 1, 1997, was approximately $1,319,848

                  The number of shares of Common Stock of the registrant outstanding as of March 1, 1997, was 2,094,250.

                       DOCUMENTS INCORPORATED BY REFERENCE
                  Portions of the Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

================================================================================

                                      INDEX



                                                                           PAGE
                                                                           ----

                                     PART I

    Item 1.      Business                                                   3

    Item 2.      Properties                                                11

    Item 3.      Legal Proceedings                                         12

    Item 4.      Submission of Matters to a Vote of Security Holders       12

                                 PART II

    Item 5.      Market for Registrant's Common Equity and Related         13
                 Stockholder Matters

    Item 6.      Selected Financial Data                                   13

    Item 7.      Management's Discussion and Analysis of                   15
                 Financial Condition and Results of Operations

    Item 8.      Financial Statements and Supplementary Data               21

    Item 9.      Changes in and Disagreements with Accountants             22
                 on Accounting and Financial Disclosure

                                 PART III

    Item 10.     Directors and Executive Officers of the Registrant        22

    Item 11.     Executive Compensation                                    22

    Item 12.     Security Ownership of Certain Beneficial Owners           22
                 and Management

    Item 13.     Certain Relationships and Related Transactions            22

                                 PART IV

    Item 14.     Exhibits, Financial Statement Schedules, and              23
                 Reports on Form 8-K

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         N-Viro International Corporation (the "Company"), incorporated in April, 1993, owns and licenses the N-Viro Process, a patented technology to treat and recycle wastewater sludges and other bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime and other industries. See "The N-Viro Process."

         In 1979, Mr. J. Patrick Nicholson and several investors formed N-Viro Energy Systems, Limited (the "Partnership"). The Partnership's initial strategy was to license the N-Viro Process to third parties through independent agents. Each independent agent acted in its respective territory as a marketing and distribution agent of the Partnership, and the Partnership retained the marketing and distribution rights to certain other territories. In early 1993, as a result of the then pending implementation of the Section 503 Sludge Regulations (as defined below) and the market environment, the Partnership concluded that a strategy that also included the development and operation, on a contract management basis, of N-Viro facilities for third parties, and of Company-owned and/or co-owned N-Viro facilities, would potentially expand the opportunities to capitalize on the N-Viro Process.

         In order to implement this strategy, the Partnership agreed to combine with American N-Viro Resources, Inc., National N-Viro Tech, Inc., N-Viro Midwest, Inc., N-Viro Soil South, Inc. and Tennessee-Carolina N-Viro (collectively, the "Company Agents") to form the Company. The Company was incorporated in April 1993 primarily to expand the opportunities for capitalizing on the N-Viro Process. The Company assumed the Partnership's agreements with the remaining agents who are continuing to market the N-Viro Process in their respective territories.

         The Company became a public company on October 12, 1993 with an initial public offering (the "IPO") of 2,000,000 shares of Common Stock at $9.50 per share. On October 19, 1993, the Partnership contributed to the Company all of its assets (except certain marketable securities and accounts receivable from certain related parties), subject to all liabilities (except certain retained liabilities), and the stockholders of the Company Agents contributed to the Company all of the outstanding capital stock of such entities in exchange for a total of 6,000,000 shares of Common Stock of the Company and organization notes totaling $5,221,709 (including notes of $276,909 which resulted from a partial exercise of an over-allotment option). The organization notes were repaid out of the proceeds from the IPO. On November 10, 1993, an additional 112,000 shares were sold pursuant to the exercise by the Underwriters of their over-allotment option.

         On October 30, 1995, at a Special Meeting of the Shareholders, the shareholders approved a one for four reverse stock split which reduced the number of issued and outstanding shares of the Common Stock. This reverse split did not affect the Company's retained deficit and the stockholders' equity remained substantially unchanged. This action was deemed necessary by management of the Company to remain in compliance with the minimum bid price requirement of The Nasdaq Stock Market, Inc. or the alternative net tangible assets requirement and for continued listing of the Common Stock on the Nasdaq National Market. The reverse split reduced the number of issued and outstanding shares of the Common Stock to approximately 2,037,000 (net of 57,250 treasury shares).

         In late 1995, the Company's business strategy changed from being a low cost provider of a process to marketing the N-Viro Process that produces an "exceptional quality" sludge product, as defined in the Section 503 Sludge Regulations under the Clean Water Act of 1987 (the "Section 503 Sludge Regulations"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will build and operate the N-Viro facility. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludges generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis. The Company has granted 45 licenses to use the N-Viro Process. There are currently 37 N-Viro facilities operating throughout the world using the N-Viro Process. The Company estimates that these operating N-Viro facilities are treating and recycling sludge at an annualized rate of approximately 150,000 dry tons per year. The eight licensees not currently operating include both international and domestic contractors or public generators who are developing or designing site specific N-Viro facilities.

         Since 1995, the Company has marketed licenses for the N-Viro Process through its own sales and marketing force in the United States in 30 states and the District of Columbia and internationally throughout the world except in Canada, Mexico, Puerto Rico, Australia, Israel, Italy and countries located in Central and South America. In the remaining states, and in these other parts of the world, the Company licenses the N-Viro Process through agents (the "Agents"). Typically, the agreements with the Agents provide for the Company to receive a portion of the up-front license fees and ongoing royalty fees paid by the licensees and a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro SoilTM. Agents have total responsibility and control over the marketing and contracts for N-Viro technology subject only to license models or minimum agreements with the Company.

         The Company is marketing the use of the N-Viro Process through its own sales and marketing in house staff and manufacturers representatives. Revenues are derived from domestic and international licensing of the N-Viro Process, the sale of alkaline admixtures used in some N-Viro Processes, management fees from the operation of the Toledo, Ohio facility, one time sales of the N-Viro Process technology, and sale of ancillary products and services. The sales representative network is the key component of the Company's domestic sales strategy. The manufacturers representatives network was started by the Company after acquiring eight of eleven domestic agents. These representatives receive a commission on certain revenue.

         The Toledo, Ohio facility is a "Contract Management Agreement" with the City of Toledo. Revenue from the Toledo operation accounts for about 25% of the Company's total revenue. The Company processes Toledo's bio-solids and sells the N-Viro Soil product.

THE N-VIRO PROCESS

         The N-Viro Process is a patented process for the treatment and recycling of bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludges from municipal wastewater treatment facilities. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product under the United States Environmental Protection Agency (the "EPA") 40 CFR part 503 Sludge Regulations.

         The N-Viro Process involves mixing the wastewater sludge with an alkaline admixture and then subjecting the mixture to a controlled period of storage, mechanical turning and accelerated drying in which a blending of the sludge and the alkaline admixture occurs. The N-Viro Process stabilizes and pasteurizes the wastewater sludge, reduces odors to acceptable levels, neutralizes or immobilizes various toxic components and generates N-Viro Soil, a product which has a granular appearance similar to soil and has multiple commercial uses. These uses include agricultural lime, soil enrichment, top soil blend, landfill cover and filter, and land reclamation.

         The alkaline admixture used in the N-Viro Process consists of by-product dusts from cement or lime kilns, certain fly ashes and other products of coal, coke or petroleum combustion and by-product dusts from sulfuric acid "scrubbers" used in acid rain remediation systems and from fluidized bed coal fired systems used in electric power generation. The particular admixture that is used usually depends upon cost and availability in local markets. In certain cases, commercial lime may also be added to the admixture.

Initially, the Company required licensees to buy all alkaline admixtures from the Company. This requirement has been eliminated by increasing the royalty or professional services revenue to offset the lost revenue from alkaline sales.

         The Company and the Agents act as distributors of alkaline admixture within their respective marketing and distribution territories and are responsible for quality control of the admixture. The Company also works with established by-product marketers. The Company generally charges a mark-up over its cost for alkaline admixture sold directly by the Company, and receives a royalty fee from the Agents based on a percentage of the Agents' gross profits from alkaline admixture sales.

         N-Viro Soil is sold for agricultural use as a bio-organic and mineral fertilizer with agricultural liming and nutrient values, as landfill cover material, as a topsoil blending ingredient and for land reclamation projects. The Company estimates that approximately one-quarter of the N-Viro Soil produced is sold to landfills for cover material, small amounts are sold for land reclamation and similar projects, and a substantial portion of the remainder is sold for agricultural use or as a topsoil blend. Although the use of N-Viro Soil is not subject to any federal regulations or restrictions, each N-Viro facility is typically required to obtain a state and/or local permit for the sale of N-Viro Soil. In addition, many states and/or local governments require site-specific permits for the use of sludge products in bulk amounts.

RESEARCH AND DEVELOPMENT

         Research and development on the N-Viro Process is performed primarily by BioCheck Laboratories, Inc. ("BioCheck"), formerly a wholly-owned subsidiary of the Company.

         Research and development on N-Viro Soil has been, to date, performed primarily by Dr. Terry J. Logan and his staff at The Ohio State University pursuant to a consulting arrangement with the Company. To date, Dr. Logan has acted as an independent consultant to the Company on a part-time basis and is a director of the Company.

         In 1996 the Company spent approximately $125,000 on research and patent development. In addition, the United States Department of Agriculture (the "USDA") and the Ohio Coal Development Authority (the "OCDA") have provided substantial grants to N-Viro International, Rodale Institute, and Compost Council (USDA) and to BioCheck (OCDA) to demonstrate the effectiveness of compost and bio-mineral technology on manure (USDA) and ash utilization or bio-mineral processes (OCDA). Both these grants have exceeded $100,000 per year.

         The Company's initial pasteurization patents have over ten years of patent life remaining. Newer technologies for accelerated stabilization and use of carbon dioxide have a longer life cycle. Two patents, including dryer and "BioBlend" technology are still pending so the patent life has not begun to expire.

         The Company continues to investigate methods to shorten drying time, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several new developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by fixating carbon dioxide in the N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, the Company has been working with Cemen Tech, an Iowa-based manufacturer of concrete and sludge processing equipment, to develop a dryer system which will reduce processing time while continuing to permit the survival of beneficial microflora. The Company's Phillipsburg, New Jersey and Leamington, Canada facilities began use of dryers in late 1995. The Company's "BioBlend", which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, was fully integrated into Middlesex County operations in 1996.

ORGANIZATION

         The Company has continued to restructure and streamline its operations in 1996 to provide for an effective, efficient and customer responsive organization. Domestic Sales and Marketing and Management of the Toledo, Ohio facility is directed by the Company's Vice-President of Sales and Marketing and assisted by sales and marketing personnel who coordinate their actions within the network of manufacturers representatives. Staff personnel are responsible for the sales and promotions of the N-Viro Process in assigned states. International Sales and Marketing is directed by the Company's Chief Executive Officer.

Prior to late 1995, the marketing and distribution territories were assigned specifically to divisions of the Company or to its Agents.


-------------------------------------------------------------------------------------
                                                The Agents
-------------------------------------------------------------------------------------

     Synagro Technologies, Inc. (1)...........................Arizona, Arkansas, Louisiana, New Mexico,
                                                              Oklahoma and Texas
     N-Viro Resources, Inc....................................Colorado, Iowa, Kansas, Minnesota,
                                                              Montana, Nebraska, North Dakota, South
                                                              Dakota and Wyoming
     Pan-American N-Viro, Inc. (2)............................Central America, South America and the
                                                              Caribbean
     N-Viro Systems Canada, Inc...............................Canada
     CRM Technologies, Inc....................................Israel
     Bio-Recycle Pty. Ltd.....................................Australia, New Zealand and Singapore

     (1) Synagro Technologies, Inc. is a public company whose shares are traded in the Nasdaq Stock Market.

     (2) Pan-American N-Viro, Inc. is owned 50% by N-Viro International Corporation and 50% by Synagro Technologies, Inc.

         In 1995, the Company sold the territorial rights of Europe, Africa and the Middle East and granted an exclusive license for these territories to an investor group headed by Mr. Robin Millard. This group acquired one of the Company's wholly owned subsidiaries, N-Viro Worldwide.

         In their respective territories, the Agents market licenses for the N-Viro Process, serve as distributors of alkaline admixture, oversee quality control of the N-Viro Process and N-Viro Soil, enforce the terms of the license agreements with licensees and market N-Viro Soil (or assist licensees in marketing N-Viro Soil). In general, the Agents have paid one-time, up-front fees to the Company for the rights to market or use the N-Viro Process in their respective territories. Typically, the agreements with the Agents provide for the Company to receive a portion of the up-front license fees and ongoing royalty fees paid by the licensees and a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro Soil.

INDUSTRY OVERVIEW

         Sludge Management Practices and the 40 CFR part 503 Sludge Regulations. Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use. On February 19, 1993, the EPA published the 40 CFR part 503 Sludge Regulations ("part 503 Regs") under the Clean Water Act of 1987 implementing the EPA's "exceptional quality" sludge program. The Sec 503 Regs establish sludge use and disposal standards applicable to approximately 35,000 publicly and privately-owned wastewater treatment plants in the United States, including primary publicly-owned treatment works ("POTWs"), secondary and advanced treatment POTWs, privately-owned treatment works, federally-owned treatment works and domestic septage haulers. The EPA currently estimates that the 13,000 to 15,000 POTWs generate 110 to 150 million wet metric tons of sewage sludge per year. Under the part 503 Regs, sludge may be disposed of in municipal solid waste landfills approved under Subtitle D of the Resource Conservation and Recovery Act ("RCRA"), or may be surface disposed, incinerated or land applied for beneficial use in accordance with the requirements established by the part 503 Regs.

         Disposal. Landfilling, incineration and ocean dumping have traditionally provided inexpensive, reliable methods of sludge disposal. Ocean dumping was banned in the United States in December 1992. Under the part 503 Regs, landfilling and incineration remain permissible sludge management alternatives but have become subject to more stringent regulatory standards. The vast majority of states have some site restrictions or other management practices governing the disposal of sludge in landfills. Recent amendments to the Clean Air Act governing incineration and disposal of residual ash also impose stricter air emission standards for incineration in general, and the part 503 Regs impose additional specific pollutant limits for sludges to be incinerated and for the resulting air emissions.

         Surface disposal of sludge involves the placement of sludge on the land at a dedicated site for disposal purposes. The part 503 Regs subject surface disposal to increased regulation by requiring, among other things, run-off and leachate collection systems, methane monitoring systems and monitoring of, and limits on, pollutant levels. In addition, sludge placed in a surface disposal site is required to meet certain standards with respect to pathogen levels relating to coliform or salmonella bacteria counts ("Class B" pathogen levels), levels of various pollutants, including metals, and elimination of attractiveness to pests, such as insects and rodents.

         Land Application for Beneficial Use. Land application for beneficial use involves the application of sludge or sludge-based products, for non-disposal purposes, including agricultural, silvicultural and horticultural uses and for land reclamation. Under the part 503 Regs, sludge products that meet certain stringent standards with respect to pathogen levels relating to coliform, salmonella, enteric viruses and viable helminth ova counts ("Class A" pathogen levels), levels of various pollutants, including metals, and elimination of attractiveness to pests, such as insects and rodents, are considered by the EPA to be "exceptional quality" sludge products. The Class A pathogen levels are significantly more stringent than the Class B levels; for example, permitted Class B fecal coliform levels are 2,000 times higher than Class A levels.

         "Exceptional quality" sludge products are treated by the EPA as fertilizer material, thereby exempting these products from federal restrictions on their agricultural use or land application. N-Viro Soil which is produced according to N-Viro Process specifications meets the pollutant concentration limits and other standards set forth in the part 503 Regs and, therefore, is an "exceptional quality" sludge product that exceeds the EPA's standards for unrestricted agricultural use and land application. Lower quality sludges, including sludge-based products that meet Class B pathogen levels and certain pollutant control and pest attraction requirements, may also be applied to the land for beneficial use but are subject to greater record keeping and reporting requirements and restrictions governing, among other items, the type and location of application, the volume of application and limits on cumulative levels of metals. Sludges applied to the land for agricultural use must meet Class B pathogen levels and, if applied in bulk, require an EPA permit.

COMPETITION

         The Company is in direct and indirect competition with other businesses, including disposal and other wastewater sludge treatment businesses, some of which are larger and more firmly established and may have greater marketing and development budgets and capital resources than the Company. There can be no assurance that the Company will be able to maintain a competitive position in the sludge treatment industry.

         A 1988 EPA survey estimated that sludge generators in the United States utilized landfilling, incineration, surface disposal and ocean dumping as sludge management alternatives for approximately two-thirds of wastewater sludges generated. Although ocean dumping was banned in December 1992, other methods of sludge disposal remain permissible sludge management alternatives under the part 503 Regs, and in many instances will be less expensive than treatment methods, including the N-Viro Process.

         Sludge treatment alternatives other than disposal include processes, such as aerobic and anaerobic digestion and lime stabilization, that typically produce lower quality sludge products, and other processes, such as pelletization, composting, high heat lime sterilization and high heat en-vessel lime pasteurization, that produce "exceptional quality" sludge products. Some of these processes have established a significant market presence, and the Company cannot predict whether any of such competing treatment processes will be more or less successful than the N-Viro Process. In 1996, the primary competition to N-Viro technology was the dumping of raw sewage sludge in landfills. While such practices are prohibited in some states, e.g. North Carolina, New Jersey and Ohio, the practice is accepted by the USEPA.

ENVIRONMENTAL REGULATION

         Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. The Company's operations and those of its licensees are subject to these evolving laws and the implementing regulations. The United States environmental laws which the Company believes are, or may be, applicable to the N-Viro Process and the land application of N-Viro Soil include RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), the Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), the Clean Air Act of 1970, as amended (the "Clean Air Act"), CERCLA, the Pollution Prevention Act of 1990 and the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). These laws regulate the management and disposal of wastes, control the discharge of pollutants into the air and water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America. In addition, various states have implemented environmental protection laws that are similar to the applicable federal laws and, in addition, states may require, among other things, permits to construct N-Viro facilities and to sell and/or use N-Viro Soil. There can be no assurance that any such permits will be issued.

         The 40 CFR part 503 Sludge Regulations. Sewage sludge and the use and disposal thereof is regulated under the Clean Water Act. On February 19, 1993, the EPA published the 40 CFR part 503 Sludge Regulations ("part 503 Regs") under the Clean Water Act implementing the EPA's "exceptional quality" sludge program. These regulations establish sludge use and disposal standards applicable to approximately 35,000 wastewater treatment plants in the United States, including approximately 12,750 publicly owned treatment works ("POTWs"). Under the part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" sludge products and are not subject to any federal restrictions on agricultural use or land application. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product. Lower quality sludges and sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants. Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit. Agricultural and land applications of all sludges and sludge products, including N-Viro Soil and other "exceptional quality" sludge products, are typically subject to state and local regulation and, in most cases, require a permit.

         In order to ensure compliance with the part 503 Regs, the Company reviews the results of regular testing of sludges required by the EPA to be conducted by wastewater treatment plants, and itself tests N-Viro Soil produced at N-Viro facilities on a regular basis. In general, the Company does not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product. In one N-Viro facility, however, the Company has permitted the use of the N-Viro Process to produce a product that is not an "exceptional quality" sludge product due to the high pollutant levels of the resulting product. This product is not considered to be N-Viro Soil and is used solely for landfill cover at an adjacent landfill. In addition, the Company had previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product.

         Although N-Viro Soil exceeds the current federal standards imposed by the EPA for unrestricted agricultural use and land application, state and local authorities are authorized under the Clean Water Act to impose more stringent requirements than those promulgated by the EPA. Most states require permits for land application of sludge and sludge based products and several states, such as Rhode Island, Massachusetts and New Jersey, currently have regulations that impose more stringent numerical concentration limits for certain pollutants than the federal rules.

         The Resource Conservation and Recovery Act. RCRA regulates all phases of hazardous waste generation, management and disposal. A waste is subject to regulation as a hazardous waste under RCRA if it is a solid waste specifically listed as a hazardous waste by the EPA or exhibits a defined hazardous characteristic. Although domestic sewage and mixtures of domestic sewage and other wastes that pass through a sewer system to a POTW are specifically exempted from the definition of solid waste, once treated by the POTW, the sewage sludge is considered a solid waste. However, such sewage sludge is not considered a hazardous waste unless it exhibits a hazardous characteristic. While it is possible that sewage sludge could exhibit the toxicity characteristic, the Company believes that regular tests for hazardous constituent levels provide assurance that the sewage sludge used in the N-Viro Process does not exhibit the toxicity characteristic. The alkaline admixtures used in the N-Viro Process are specifically exempted from RCRA regulation by the so-called "Bevill Amendments" to RCRA. Although the benefit of the exemption provided by the "Bevill Amendments" can be lost if the alkaline admixture is derived from or mixed with a hazardous waste, the Company has adopted and implemented policies and operational controls, including review of operating permits held by alkaline admixture suppliers and periodic testing of such admixtures, to ensure that the alkaline admixtures used in the N-Viro Process by itself and its licensees are not derived from or mixed with hazardous wastes.

         Although neither the alkaline admixture nor wastewater sludges used in the N-Viro Process are regulated as hazardous waste under RCRA, states may impose restrictions that are more stringent than federal regulations. Accordingly, the raw materials used in the N-Viro Process may be regulated under some state hazardous waste laws as "special wastes," in which case specific storage and record keeping requirements may apply.

         The Clean Air Act. The Clean Air Act empowers the EPA to establish and enforce ambient air quality standards and limits of emissions of pollutants from specific facilities. The Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose stringent requirements upon owners and operators of facilities which discharge pollutants into the environment.

         Existing N-Viro facilities generally have installed "baghouse" technology for alkaline admixture storage and handling operations in order to collect airborne dust. The Company does not believe that N-Viro facilities will be required to undertake any further measures in order to comply with the Clean Air Act or the Clean Air Act Amendments. Ammonia odors of varying strength typically result from sludge treatment processes, including the N-Viro Process. A number of N-Viro facilities have installed ammonia "scrubbers" to reduce ammonia odors produced to varying degrees by the N-Viro Process. The installation of ammonia "scrubbers" is not required by the Clean Air Act or the Clean Air Amendments. However, the Company or its licensees may be required under the Occupational Safety and Health Act and state laws regulating nuisances, odors and air toxic emissions to install odor control technology to limit ammonia emissions and odors produced during the N-Viro Process, particularly at N-Viro facilities located near populated residential areas. The amount of ammonia gas produced is dependent upon the type of sludge being treated and the amount and type of alkaline admixture being used.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980. CERCLA imposes strict, joint and several liability upon owners and operators of facilities where a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to such facilities.

         The Company believes that the N-Viro Process poses little risk of releasing hazardous substances into the environment which could result in liability under CERCLA. Although the sewage sludge and alkaline waste products could contain hazardous substances (as defined under CERCLA), the Company has developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the sludge and the alkaline admixture to be used in the N-Viro Process and reviewing incineration and other permits held by the entities from whom alkaline admixtures are obtained.

         Other Environmental Laws. The Pollution Prevention Act of 1990 establishes pollution prevention as a national objective, naming it a primary goal wherever feasible. The act states that where pollution cannot be prevented, materials should be recycled in an environmentally safe manner. The Company believes that the N-Viro Process contributes to pollution prevention by providing an alternative to disposal.

         The alkaline admixtures used in the N-Viro Process may be required to be registered as pesticides under FIFRA because of their effect on pathogens in sludge. The EPA does not currently regulate commercial lime or any alkaline by-products under FIFRA and has not attempted to assert such jurisdiction to date. In the event the alkaline by-products are required to be registered under FIFRA, the Company would likely be required to submit certain data as part of the registration process and might be subject to further federal regulation.

         State Regulations. State regulations typically require an N-Viro facility to obtain a permit for the sale of N-Viro Soil for agricultural use, and may require a site-specific permit by the user of N-Viro Soil. In addition, in some jurisdictions, state and/or local authorities have imposed permit requirements for, or have prohibited, the land application or agricultural use of sludge products, including "exceptional quality" sludge products. There can be no assurance that any such permits will be issued or that any further attempts to require permits for, or to prohibit, the land application or agricultural use of sludge products will not be successful.

         In addition, many states enforce landfilling restrictions for nonhazardous sludge. These regulations typically require a permit to sell or use sludge products as landfill cover material. There can be no assurance that N-Viro facilities or landfill operators will be able to obtain required permits.

         Environmental impact studies may be required in connection with the development of future N-Viro facilities. Such studies are generally time consuming and may create delays in the construction process. In addition, unfavorable conclusions reached in connection with such a study could result in termination of, or expensive alterations to, the N-Viro facility being developed.

EMPLOYEES

         As of December 31, 1996, the Company had 18 employees in the following capacities: 7 engaged in sales and marketing, 6 in finance and administration, and 5 in operations. The Company considers its relationships with its employees to be satisfactory.

         The Company is a party to a collective bargaining agreement covering certain employees of National N-Viro Tech, Inc. The employees that are covered by the collective bargaining agreement work at the Toledo, Ohio N-Viro facility which is operated by the Company on a contract management basis for the City of Toledo. The Company considers its relationships with such collective bargaining organization to be satisfactory.

N-VIRO FACILITIES

         To date, the Company principally has licensed the N-Viro Process to municipalities for use in municipally-owned wastewater treatment plants. The Company has also operated, generally on a start-up basis, N-Viro facilities for municipalities and currently operates one municipally-owned N-Viro facility on a contract management basis. In most cases, however, municipal licensees have elected to design, construct and operate N-Viro facilities independently.

         There are 37 N-Viro facilities currently operating throughout the world. The sludge processing capacity of these facilities ranges from one to 160 dry tons per day; the Company estimates that these N-Viro facilities are processing wastewater sludge at an annualized rate of approximately 150,000 dry tons per year. In 1996 three new licenses were executed by N-Viro. Moreover, one of the largest cities on the East Coast has selected N-Viro for a substantial portion of their sludge treatment, and Raleigh, North Carolina began using N-Viro technology in January 1997.

         The N-Viro Soil produced is typically sold within 100 miles of the N-Viro facility and used for a variety of purposes, depending upon the needs of the local market. The chart below summarizes the current annualized sludge processing volume for each of the ten largest N-Viro facilities.


                                                            Approximate Sludge
                                                             Processing Volume
                      Facility Location                         (dry tons/year)
     ----------------------------------                    --------------------
     Middlesex County, New Jersey                                 55,000
     Phillipsburg, New Jersey                                     15,000
     Wilmington, Delaware                                         12,000
     Syracuse, New York                                           10,000
     Toledo, Ohio                                                  8,000
     Minneapolis/St. Paul, Minnesota                               6,000
     Riverstone, Australia                                         4,000
     Asheville, North Carolina                                     4,000
     Greenville, South Carolina                                    3,000
     Ft. Smith, Arkansas                                           3,000

         All of the existing N-Viro facilities are owned and operated by third parties, with the exception of the Toledo, Ohio facility which has been operated by the Company on a contract management basis since January 1990 and the Fort Meade, Florida facility which has been owned jointly by the Company and VFL Technologies, Ltd. since January 1996, after start-up in February 1995.

         Design and construction of a facility using the N-Viro Process is typically undertaken by local independent engineering and construction firms. Such a facility can be completed in approximately six months, but could take substantially longer, depending on the size and complexity of the facility. The N-Viro Process produces ammonia in various concentrations, depending on the characteristics of the sludge. A number of N-Viro facilities, typically those located near residential areas, have installed odor control systems in order to minimize the release of ammonia odors resulting from the N-Viro Process. An odor control system can significantly increase construction time and cost. Construction of N-Viro facilities generally requires state and local permits and approvals and, in certain instances, may require an environmental impact study.

         The Company had previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product. Royalty payments from sludge processed at the five facilities using such earlier technology currently account for less than two percent of total royalty payments to the Company and the Company does not actively market the use of this process.


ITEM 2.           PROPERTIES

         The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that expires on December 31, 1997.

         In early 1994 the Company purchased a site in Fort Meade, Florida to develop a Company-owned N-Viro processing facility. Construction was started at the site in late 1994 and the facility became operational in early 1995. In December 1995, the Company entered in to a Memorandum of Understanding with VFL Technologies, Inc. to jointly own, through a limited liability partnership named Florida N-Viro, LLP ("Florida N-Viro"), the Fort Meade, Florida facility, beginning January 1, 1996. Under this agreement, the Company would contribute the property, plant and equipment to Florida N-Viro in return for approximately $1,000,000. Additionally, each partner would contribute $250,000 each to Florida N-Viro for working capital and property improvements. The employees of Fort Meade would become employees of the new company, however, the purpose of this facility would remain essentially unchanged.

         The agreement was amended in 1996 to provide that the Company would receive $881,000 for the contribution of property, each partner would not contribute $250,000 for working capital, and the Company would receive a 47% interest in Florida N-Viro. All monies due under the amended agreement have been received by the Company as of December 31, 1996.

         In 1995, the Company and MCO agreed that the rights of MCO to any intellectual property of value to the Company which currently may be in development or patentable is equivalent to $25,709 for MCO's portion of royalties through the year ending December 31, 1996. The Company and MCO have also agreed that future claims to the N-Viro Soil process is only 1/4 of 1% of technical revenues. MCO rights to BioBlend and other new N-Viro technologies range from 2% to 4% of technical revenues derived form these newer technologies.

ITEM 3.           LEGAL PROCEEDINGS.

         In May 1993, a complaint was filed against N-Viro Energy Systems, Ltd., N-Viro International Corporation, N-Viro Energy Systems, Inc., and American N-Viro Resources, Inc., as well as one N-Viro licensee and related companies by Frank Manchak, Jr. The complaint alleged that the N-Viro Process infringes a patent (the "Manchak patent") relating to the treatment of sludge. The parties to the pending lawsuit styled Frank Manchak, Jr. v. N-Viro et al., filed in the United States District Court for the Central District of California, have reached a compromise and settlement of the lawsuit brought by Mr. Manchak against N-Viro. The terms and conditions of the February, 1995 settlement are confidential, but the parties are pleased that the settlement now avoids the expense and inherent risks of further litigation. All licensees of N-Viro technology were indemnified by the court settlement. However, users of alternative lime processes face the risk of future lawsuits by Manchak. Some such lawsuits are now active in the federal courts.

         In 1993, Simon-Hartley Limited ("Simon-Hartley"), a former foreign licensee of the N-Viro Process, threatened to bring proceedings against the Company and the Partnership, demanding that the Company and/or the Partnership bear responsibility for handling any claims brought against Simon-Hartley by sub-licensees of the N-Viro Process appointed by Simon-Hartley. Simon-Hartley further claimed that it should be indemnified in respect of all costs and expenses arising in respect of any such claim as a result of the terms on which Simon-Hartley's license of the N-Viro Process was terminated. Pursuant to the terms of a settlement reached with Simon-Hartley in December 1994, it has been agreed that, where possible, a joint approach will be adopted in defending or settling these claims by any sub-licensees, and that any costs and expenses incurred in connection with such claims will be shared equally with Simon-Hartley.

         Simon Waste Solutions ("Simon Waste") had Agency rights for Mexico and Puerto Rico. Simon Waste has ceased operations, and in 1996 the Company terminated their license and called for arbitration as provided in their contract. Simon Waste has failed to respond and the Company is proceeding with arbitration to obtain a definitive ruling.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                                     AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is listed in the Nasdaq National Market under the symbol "NVIC". The price range of the Common Stock in the Nasdaq National Market since October 12, 1993, the date upon which the Company's Common Stock was first publicly traded, was as follows:


------------------------------------------------------------------------
                    Quarter           High               Low
------------------------------------------------------------------------
First 1995                             13              5 & 1/4
------------------------------------------------------------------------
Second 1995                             8              5 & 1/2
------------------------------------------------------------------------
Third 1995                           6 & 1/2           1 & 3/4
------------------------------------------------------------------------
Fourth 1995                             4              1 & 5/8
------------------------------------------------------------------------
First 1996                              6              1 & 3/4
------------------------------------------------------------------------
Second 1996                             6                 3
------------------------------------------------------------------------
Third 1996                              6              2 & 3/8
------------------------------------------------------------------------
Fourth 1996                          4 & 1/4           1 & 7/8
------------------------------------------------------------------------

Above figures have been restated to reflect a one-for-four reverse stock split, effective 10/31/95.

The Company's stock price closed at $2.00 per share on March 31, 1997.

HOLDERS

         As of March 1, 1997, the approximate number of holders of record of the Company's Common Stock was 195.

DIVIDENDS

         The Company has never paid dividends with respect to its Common Stock.

ITEM 6.           SELECTED FINANCIAL DATA

         The Company was incorporated in April 1993. In September 1993, an agreement was entered into pursuant to which N-Viro Energy Systems, Ltd., an Ohio Limited Partnership contributed to the Company all of its assets (except certain marketable securities and accounts receivable from certain related parties) subject to all liabilities (except certain retained liabilities), and the stockholders of the Company Agents contributed to the Company all of the outstanding capital stock of each of such entities, in each case in exchange for Common Stock and promissory notes (the "Organization"). The Organization was accounted for as if the Partnership and the Company Agents (collectively, the "Company Entities") had always been members of the same operating group. Accordingly, historical financial statements of each of such entities have been combined throughout all relevant periods herein. Certain adjustments have been made to eliminate intercompany transactions between the Company Entities.

         The following selected combined statement of operations data for the years ended December 31, 1992, the period January 1, 1993 through October 19, 1993, the consolidated statement of operations data for the period October 20, 1993 through December 31, 1993, the consolidated statement of operations data for the years ended December 31, 1994, 1995 and 1996; and the combined and consolidated balance sheet data set forth below as of December 31, 1992, 1993, 1994, 1995 and 1996 respectively, have been derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors for the years ending December 31, 1994, and the period January 1, 1993 through October 19, 1993 and the period October 20, 1993 through December 31, 1993, and McGladrey & Pullen, LLP for the years ending December 31, 1995 and 1996. In the opinion of management, the financial data presented below reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K. Prior to the IPO, the Company Entities operated as separate, independent entities. The financial data presented below for periods prior to October 20, 1993 are not necessarily indicative of what the historical financial performance of the Company would have been, or what the future financial performance of the Company will be, as a combined entity.


STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

---------------------------------------------------------------------------------------------------
                        12/31/96    12/31/95   12/31/94   Total for   10/20/93    1/1/93   12/31/92
                                                            1993        thru       thru
                                                                     12/31/93  10/19/93
                                                                        (1)         (1)
---------------------------------------------------------------------------------------------------
Revenues                  $4,224     $5,214     $4,552     $4,619     $1,128     $3,491    $4,449
---------------------------------------------------------------------------------------------------
Net income (loss)           (193)    (1,815)    (7,342)    (1,622)      (686)      (936)       61
---------------------------------------------------------------------------------------------------
Net loss per share (2)    $(0.09)    $(0.89)    $(3.66)       n/a     $(0.34)       n/a       n/a
---------------------------------------------------------------------------------------------------
Pro Forma Net loss (3)       n/a        n/a        n/a        n/a        n/a       (936)      n/a
---------------------------------------------------------------------------------------------------



BALANCE SHEET DATA  (IN THOUSANDS):

------------------------------------------------------------------------------------
                     12/31/96  12/31/95  12/31/94   12/31/93              12/31/92
------------------------------------------------------------------------------------
Total assets          $4,1672   $5,0622   $6,5600   $12,8600   n/a   n/a   $4,6599
------------------------------------------------------------------------------------
Notes payable         $1,1880   $1,5400   $1,6611      $4200   n/a   n/a     $6755
------------------------------------------------------------------------------------
Shareholder Advance     $1970       n/a       n/a        n/a   n/a   n/a   $1,5855
------------------------------------------------------------------------------------

(1) Amounts represent the total of the combined results of the Company Entities for the period from January 1 through October 19, 1993 and the consolidated results of the Company for the period from October 20 through December 31, 1993. These amounts have been accounted for as if the Partnership and the Company Agents (collectively, the "Company Entities") had always been members of the same operating group.

(2) Per share amounts have been restated for a one-for-four reverse stock split effective October 31, 1995.

(3) Certain of the Company Entities operated as subchapter S corporations or, in one case, as a limited partnership, and therefore were not subject to federal and state income taxes at the corporate or partnership level; as a result, their income or losses were passed through to their respective shareholders or partners. Pro forma net income (loss) reflects a provision for pro forma income taxes that would have been recorded had the Company Entities been taxed on a combined basis as a C corporation for all periods presented.

         The Company's auditors have set forth in the financial statements issues of "going concern". These issues are discussed in the financial statement and in the liquidity section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with "Selected Financial Data" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

         The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) agency, license and royalty, (ii) facility management and sludge processing, (iii) alkaline admixture, (iv) N-Viro Soil and (v) miscellaneous revenues:


                                                            FOR THE YEAR ENDED DECEMBER 31:
-------------------------------------------------------------------------------------------
                                                           1996         1995         1994
-------------------------------------------------------------------------------------------
Agency, license and royalty                                34.0%        18.8%        17.7%
-------------------------------------------------------------------------------------------
Facility management and sludge processing                  30.0%        34.9%        21.8%
-------------------------------------------------------------------------------------------
Alkaline admixture                                         28.1%        30.6%        42.7%
-------------------------------------------------------------------------------------------
N-Viro Soil                                                 1.5%         1.2%         1.1%
-------------------------------------------------------------------------------------------
Laboratory                                                  3.3%         3.2%         8.3%
-------------------------------------------------------------------------------------------
Miscellaneous revenues                                      3.1%        11.3%         8.4%
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                          Totals          100.0%       100.0%       100.0%
-------------------------------------------------------------------------------------------

         Agency revenues represent non-recurring payments for the right to market the N-Viro Process in a specified territory. License revenues represent non-recurring payments for the right to use the N-Viro Process in a specified geographic area or at a particular N-Viro facility. The Company's policy is to record fully revenues payable pursuant to agency and license agreements when the Company has fulfilled substantially all of its obligations under the relevant contract. Royalty revenues represent ongoing amounts received from licensees for continued use of the N-Viro Process and are typically based on volumes of sludge processed. Facility management and sludge processing revenues are recognized under contracts where the Company itself utilizes the N-Viro Process to treat sludge, either pursuant to a fixed price contract or based on volumes of sludge processed. Alkaline admixture revenues represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by the Company and the Agents to N-Viro facilities. N-Viro Soil sales represent revenues derived from the sale of N-Viro Soil, either through royalties from sales of N-Viro Soil sold by N-Viro facilities, or through sales of N-Viro Soil sold directly by the Company. Miscellaneous revenues represent: commissions earned on sales, rental of equipment to a licensee or agent, or testing income.

         In 1996 the Company redrafted its standard technology license to include all royalty and alkaline commission income in its on-going professional services fee. This change allows licensees to directly acquire all alkaline admixtures, providing such materials meet N-Viro specifications. Moreover, in 1996 the Company offered new and old licensees the opportunity to pre-pay on-going professional services fees on a one-time up-front basis. A present-value concept is used to determine the revenue on an up-front basis. Also, the Company is planning to license its international technology through either an international sales company, a small number of large regional companies or on a country by country basis.

         Cost of goods sold expenses principally reflect sludge processing costs (principally labor and equipment), costs of acquiring alkaline admixture and fees paid to outside consultants.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.


                                   ------------------------------------------------------------------
       (Dollars in thousands)        Year Ended   Period to     Year Ended    Period to    Year Ended
       ----------------------       December 31,    Period     December 31,     Period    December 31
                                        1996      Percentage       1995       Percentage      1994
                                                    Change                      Change
                                   ------------------------------------------------------------------
COMBINED STATEMENT OF
OPERATIONS DATA:
Revenues                                $4,224         (19.0%)     $5,214          14.5%     $4,552
Cost of revenues                         1,798         (43.2%)      3,167          24.8%      2,537
                                        ------                     ------                    ------
Gross profit                             2,426          18.5%       2,047           1.6%      2,015

Selling, general & administrative        2,751         (22.6%)      3,552         (47.1%)     6,712
Other operating expenses                     0        (100.0%)        372         (87.0%)     2,856
                                        ------                     ------                    ------

Operating loss                            (325)           *        (1,877)           *       (7,553)

Non-operating income                       132         112.9%          62         (74.8%)       246
                                        ------                     ------                    ------

Loss before income taxes                  (193)           *        (1,815)           *       (7,307)
Income taxes                                 0            *            0         (100.0%)        35
                                        ------                     ------                    ------

Net loss                                  (193)           *        (1,815)          *        (7,342)
                                        ======                     ======                    ======

PERCENTAGE OF REVENUES:
Revenues                                 100.0%                     100.0%                    100.0%
Cost of revenues                         42.6                       60.7                      55.7
                                        ------                     ------                    ------
Gross profit                              57.4                       39.3                      44.3

Selling, general & administrative         65.1                       68.1                     147.5
Other operating expenses                   0.0                        7.2                      62.7
                                        ------                     ------                    ------

Operating loss                            (7.7)                     (36.0)                   (165.9)

Non-operating income                       3.1                        1.2                       5.4
                                        ------                     ------                    ------

Loss before income taxes                  (4.6)                     (34.8)                   (160.5)
Income taxes                               0.0                        0.0                       0.8
                                        ------                     ------                    ------

Net loss                                  (4.6%)                    (34.8%)                  (161.3%)

* Period to period percentage change comparisons have only been calculated for positive numbers.


COMPARISON OF YEAR ENDED DECEMBER 31, 1996 WITH YEAR ENDED DECEMBER 31, 1995

         Revenues decreased $990,000, or 19.0%, to $4,224,000 for the year ended December 31, 1996 from $5,214,000 for the year ended December 31, 1995. This decrease was due primarily to the sale of one of its wholly-owned subsidiaries, N-Viro Worldwide, and the contribution to a joint venture of the Fort Meade, Florida, facility. In 1995, N-Viro Worldwide was sold to a group of investors, led by Mr. Robin Millard, and was granted an exclusive license for Europe, Africa and the Middle East. In December of 1995, the Company entered in to a Memorandum of Understanding with VFL Technologies, Inc. to form a joint venture to be known as Florida N-Viro, LLP, in which the Company would contribute the Fort Meade, Florida facility. Revenue from N-Viro Worldwide and the Ft. Meade facility provided $605,000 and $609,000 respectively, to 1995 revenue. Revenues from one-time license fees increased $593,000 to $700,000 for 1996 from $107,000 for 1995. Revenues from existing on-line facilities, excluding N-Viro Worldwide and Fort Meade, decreased $356,000 to $3,470,000 from $3,826,000 for 1995. In
1996 the Company received approximately $100,000 in gross revenue from our European licensee, N-Viro Worldwide. Activities in 1997 and 1998 are expected to substantially increase due to the 1998 ban on ocean dumping of sewerage sludge by European Economic Community countries.

         Gross Profit increased $379,000, or 18.5% to $2,426,000 for the year ended December 31, 1996 from $2,047,000 for the year ended December 31, 1995. The gross profit margin increased to 57.4% from 39.3% for the year ended December 31, 1995. This increase in gross profit margin was primarily due to the increase in one-time license fee income of $593,000, at no cost of revenue, and the elimination in lower gross profit margins of both the Fort Meade, Florida and BioCheck Laboratories operations, sold December 31, 1995 and March 31, 1996, respectively. The gross profit margin from existing on-line facilities, excluding Fort Meade and BioCheck, increased to 49.4% from 47.3% for 1995.

         Selling, General and Administrative expenses decreased 22.6% to $2,751,000 for the year ended December 31, 1996 from $3,552,000 for the year ended December 31, 1995. In 1996, the Company continued streamlining its operations, primarily through regional sales office closings and staff reduction. The Company reduced expenditures for salaries and employee benefits by $701,000, for professional services by $329,000, and for insurance by $70,000. Offsetting these decreases was a $600,000 charge to bad debts, to fully reserve the license fee income for the sale of the territory rights to Malaysia.

         Other Operating Expenses declined 100% to $-0- for the year ended December 31, 1996 from $372,000 for the year ended December 31, 1995. The 1995 expense relate to an extension of the terms of the settlement of an alleged patent infringement litigation as reported in 1994.

         The Company incurred a loss of $193,000 for the year ended December 31, 1996 compared to a loss of $1,815,000 for the year ended December 31, 1995. This loss includes $250,000 of other income for the settlement of a legal fee dispute relating to an alleged patent infringement lawsuit, and $109,000 of the investment losses in their Florida N-Viro joint venture.

         In early 1996 the Company completed the transfer of its interest in the Fort Meade, Florida facility. This sale resulted in the Company receiving $881,000 in 1995 and 1996 from VFL Technologies for a 47% ownership position. The Company incurred a loss of approximately $108,000 on its share of Florida N-Viro LLP in 1996, but it anticipates that this investment can be profitable in the future.

         On March 31, 1996, the Company sold its remaining wholly-owned subsidiary, BioCheck Labs, to their employees for a nominal sum. The sale was motivated by the fact that BioCheck produced losses, and would continue to do so.

         The Company has agreed to acquire the remaining 50% ownership in Pan-America N-Viro from Synagro, Inc., a public company headquartered in Houston, Texas. The Company will give Synagro 75,000 unregistered shares of the Company's common stock for the interest. The Company anticipates that these shares will be registered in the future. Pan-American N-Viro has exclusive licensing rights for all N-Viro technology in Central and South America.

         In August of 1996, the Company signed an exclusive licensing agreement with Rockland Power (M) Sdn. Bhd. of Kuala Lumpur, Malaysia, for $600,000. In December of 1996, the Company terminated Rockland for failure to pay this fee. The entire $600,000 was reserved in allowance for bad debts. The Rockland effort however, generated substantial interest in Southeast Asia, and increased sales activity is expected in this area for 1997 and beyond. In September of 1996, the Company sold exclusive rights to Singapore to its Australian licensee, Bio-Recycle Pty. Limited, for $100,000.



LIQUIDITY AND CAPITAL RESOURCES

         In its February 26, 1997 Report of Independent Auditors to the Company's Board of Directors, the Company's auditors raise the issue of the Company's ability to continue as a "going concern", in light of the Company's current financial position. Please see Page F-1 as an attachment to this Form 10-K.

         The Company had working capital of ($286,000) at December 31, 1996 compared to ($34,000) at December 31, 1995. Current assets at December 31, 1996 included cash and investments of $284,000, which is an increase of about $59,000 from December 31, 1995. The decrease in working capital was principally due to the net loss, and the payments on and conversion of long-term debt to current liabilities as a result of the passage of time.

         During 1994, the Company began construction of a new Company-owned facility in Fort Meade, Florida. The new facility started producing N-Viro Soil from wastewater solids in February 1995. The Company paid for the facility out of the proceeds of the initial public offering. In December, 1995, the Company entered in to a Memorandum of Understanding with VFL Technologies, Inc. and agreed to contribute the Fort Meade facility to a equally owned joint venture, to be known as N-Viro Florida, LLP. This joint venture started January 1, 1996. In 1996 the Company received a total of $630,700 in payments from VFL Technologies, Inc. as its contribution to the joint venture.

         Much of the Company's funds have been used to reduce its long-term litigation settlement obligation to Frank Manchak, that originated in 1995. The Partnership and the Company's Chief Executive Officer loaned the Company approximately $207,000 in 1996 to assist in meeting this obligation to Mr. Manchak. The Company paid Mr. Manchak $780,000 in 1996, which created a substantial drain on the Company's funds.

         At December 31, 1996, the Company had a balance due Mr. Manchak of $700,000. All of this obligation was required to be paid in cash by July of 1997. In January, 1997, the Company entered into a letter agreement with Mr. Manchak to satisfy its remaining obligation to him. Under the terms of this agreement, the Company agreed to make cash payments totaling $260,000 through March of 1997, and the balance to be satisfied through either the delivery to Mr. Manchak of shares of the Company's common stock, or cash payment. The Company has agreed to deliver 250,000 shares of the Company's common stock to Mr. Manchak on or before May 1, 1997. Mr. Manchak will then attempt, over a period of four months, to sell a sufficient volume of shares to satisfy the remaining obligation. The Company has guaranteed that Mr. Manchak will be able to generate at least $60,000 per month from his sale of not more than 30,000 shares of the Company's common stock and also that Mr. Manchak will generate sufficient funds from his sales of the Company's common stock to discharge the Company's remaining debt to him, by September 5, 1997. If Mr. Manchak either fails to raise a total of $440,000 from his sales of the Company's common stock on or before September 5, 1997, or fails to realize income of at least $60,000 per month for sales of the Company's common stock, the Company will be required to make up any shortfall in cash. Once the Company has satisfied all of its obligation to Mr. Manchak, he is required to surrender to the Company, without payment of any additional consideration, the lesser of 100,000 shares of the Company's common stock and such number of shares that are in his possession at such time. The Company has paid Mr. Manchak the $260,000 provided for in the agreement. The final terms of the amendment to the settlement, as outlined in the letter agreement, are in the process of being incorporated into an amendment of the final settlement agreement. This agreement will significantly help reduce the Company's cash flow concerns in 1997.

         The other debt of the Company includes an interest bearing short-term note payable to a bank with an outstanding balance of $26,664 that matures in June, 1997; and, an interest bearing short-term note payable to its former legal counsel with an outstanding balance of $59,589 that matures in March, 1997; and, an interest bearing short-term note payable to its former legal counsel who represented the Company in the alleged patent infringement lawsuit with an outstanding balance of $50,000 that matures in December, 1997; and, three interest bearing long-term notes payable to the Partnership with a total outstanding balance of $196,920 that matures in 1998.

         The Company incurred costs through 1996 for engineering work for a privately operated facility to be constructed in Honolulu, Hawaii. In February, 1997, the Company made a formal request with the City of Honolulu to reimburse all costs incurred to date, plus incidental costs. The Company anticipates these monies to be recovered in 1997. However, there can be no assurance that such sums will be recovered.

         The Company is prepared to initiate litigation against Honolulu if necessary. Moreover, the Company is reviewing its claim to damages caused by business interference and possible conspiracy by certain companies and individuals against both its Honolulu project and against the Federal Court Order that caused the Honolulu Project. The monies directly invested in the Honolulu project to date are approximately $860,000. Recovery of these funds would provide the Company a significant capital resource. The Honolulu N-Viro facility was set to begin construction by the end of 1996 as all permits were nearly in place. On October 30, 1996, the Mayor of Honolulu unilaterally and suddenly rejected the site that both the City of Honolulu and the Company had supported for over two years. The monies that the Company is seeking to recover represents its investment in design, engineering and specification, contracts, and permits for the site.

         In February, 1997, the Company obtained a working capital line of credit of $100,000. Borrowings against the line bear interest at prime plus 1.75%, and are collateralized by accounts receivable, inventories and equipment, and assignment of the wastewater treatment contract with the City of Toledo, Ohio, and are due on demand.

         The Company believes that its working capital together with the line of credit and reduction of debt through the delivery of unregistered shares of stock to creditors, will provide sufficient cash to meet the Company's cash requirements through 1997. Recovery of the Honolulu investment would help ensure liquidity.

         The Company's ability to license its technology during the last three years has been severely hampered, in part, by three events. These are:

         1. Lack of enforcement of Federal Regulations and failure of states to accept delegation of responsibility.

         2. Low cost of landfill disposal and land application of Class B (N-Viro is Class A) sludges; this problem is created in part by a nearly nationwide lack of governmental enforcement of existing regulations.

         3. Efforts by competition to induce operators and contractors to infringe the Company's intellectual property.

We believe these "roadblocks" of the past are being overcome by:

         a. Enforcement: The entire industry is concerned by "bad practices". States are now taking responsibility after convincing USEPA to modify 40CFR501, the Administrative requirements for state management of Federal regulations.

         b. Cost: While landfill cost and competition are still aggressive, both the public and operators are now aware of both the sociological and environmental problems of placing raw (as now allowed by USEPA) sludge in landfills. Moreover, land application problems, including impact on food safety from bad practices, is creating substantial generator concern for both public and personal liability.

         c. Infringement: The Company has been gathering evidence to support its claims of infringement, and hopes to become more aggressive in protecting its patent rights in 1997. However, the significant costs associated with this type of litigation, and the Company's cash flow situation, may interfere with such efforts.

         As a result of the market development discussed above and also due to a significant increase in public and private interest in the safe and responsible management of animal manure (2.2 billion USA market vs. 40 million USA sewer sludge market), the Company is optimistic that 1997 and beyond will see an increase in the sale and use of N-Viro technology. Moreover, public recognition (e.g., President's Commission on Food Safety) of the dangers of farm-derived pathogens in our food and water supply, and awareness of the highly negative impact of currently acceptable organic disposal practices on the ozone and global warming crisis, is creating renewed awareness of the long term ecological sustainability of N-Viro type concepts.

         Finally, the Company's decision that it is not a contractor and simply wishes to make its patented technology available to all public and private sludge or manure treatment managers in exchange for license and royalty revenues, should help the Company's financial performance.

         The Company cautions that words used in this document such as "expects", "anticipates", "believes" and "may" as well as similar words and expressions used herein identify and refer to statements describing events to occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein.

INFLATION

         The Company believes that inflation has not had a material impact to date on the Company's operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

                                                                                                    PAGE
                                                                                                    ----

Reports of Independent Auditors..................................................................   F-1
(Ernst & Young, LLP).............................................................................   F-2

Financial Statements:


          Consolidated Balance Sheets as of December 31, 1996 and 1995...........................   F-3



          Consolidated Statements of Operations for the years ended December 31, 1996,
              1995 and 1994......................................................................   F-4

          Consolidated Statement of Stockholders' Equity for the years ended
              December 31, 1996, 1995 and 1994...................................................   F-5

          Consolidated Statements of Cash Flows for the years ended December 31, 1996,
              1995 and 1994                                                                         F-6


          Notes to Financial Statements..........................................................   F-7


Financial Statement Schedule:


          Schedule II     Valuation and Qualifying Accounts and Reserves.........................   F-14

          All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                      ACCOUNTING AND FINANCIAL DISCLOSURES

         None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is hereby incorporated by reference from the N-Viro International Corporation Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is hereby incorporated by reference from the N-Viro International Corporation Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is hereby incorporated by reference from the N-Viro International Corporation Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is hereby incorporated by reference from the N-Viro International Corporation Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                     PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K

(a) 1. AND (a) 2.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                           See "Index to Financial Statements and Schedule" set
                    forth in Item 8 at page 22 of this Form 10-K.


(a) 3.              EXHIBITS

                           The exhibits designated by an asterisk are management
                    contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K.

                    Exhibit
                    Number     Description
                    -------    -----------

                       3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement of the Registrant on Form S-1 (Reg. No. 33-62766) (the "Registration Statement").)
                       3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).
                     *10.1 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1993 Form 10-K).
                     *10.2 Employment Agreement, dated May 10, 1993, between N-Viro International Corporation and J. Patrick Nicholson (incorporated by reference to Exhibit
                               10.2 to the Registration Statement).
                      10.8 Agency/Distributor Agreement, dated July 29, 1993, between N-Viro Energy Systems, Ltd. and N-Viro Recovery, Inc. (incorporated by reference to Exhibit 10.8 to the Registration Statement).
                      10.10 Letter Agreement amending the Agency/Distributor Agreement, dated July 29, 1991, between N-Viro Energy Systems, Ltd. and New England N-Viro, Inc. (incorporated by reference to Exhibit 10.10 to the Registration Statement).
                      10.11 Agency/Distributor Agreement, dated April 4, 1988, between N-Viro Energy Systems, Ltd. and George B. Carey, Individual (incorporated by reference to Exhibit 10.11 to the Registration Statement).
                      10.13 Agency/Distributor Agreement, dated December 7, 1987, between N-Viro Energy Systems, Ltd. and Power Plant Aggregates of Iowa (incorporated by reference to Exhibit 10.13 to the Registration Statement).
                      10.19 License Agreement, dated July 24, 1992, between N-Viro Energy Systems, Ltd. and N-Viro Recovery, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement).
                      10.20 License Agreement, dated May 23, 1990, between N-Viro Energy Systems, Ltd. and Norcal Canada Solid Waste Systems, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement).
                      10.25 Patent License Agreement, dated February 23, 1990, between N-Viro Energy Systems, Ltd. and Waste Stream Environmental, Inc.

                               (incorporated by reference to Exhibit 10.25 to the Registration Statement).

                      10.27 Patent License Agreement, dated April 16, 1991, between N-Viro Energy Systems, Ltd. and VFL Technology Corporation (incorporated by reference to Exhibit 10.27 to the Registration Statement).
                      10.28 Equipment Representation Agreement, dated December 8, 1992, between N-Viro Energy Systems, Ltd. and Cemen Tech, Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement).
                      10.35 Lease, dated November 7, 1990, between Westgate Village Shopping Center and N-Viro Energy Systems, Inc. (incorporated by reference to Exhibit 10.35 to the Registration Statement).
                      10.36 Amendment to Lease, dated October 22, 1992, between Westgate Village Shopping Center and N-Viro Energy Systems, Inc. (incorporated by reference to Exhibit 10.36 to the Registration Statement).
                      10.47 Promissory Note of National N-Viro Tech, Inc., dated September 3, 1992, in the amount of $594,000 (incorporated by reference to Exhibit
                               10.47 to the Registration Statement).
                      10.49    N-Viro PFRP (Pasteurization) Licensee Agreement,
                               dated July 6, 1993, between N-Viro Energy
                               Systems, Ltd. and The City of Anderson
                               (incorporated by reference to Exhibit 10.49 to Amendment No. 1).
                      10.57 Patent License Agreement, dated June 1, 1992, between N-Viro Energy Systems, Ltd. and N-Viro Recovery Systems, Inc. (incorporated by reference to Exhibit 10.57 to Amendment No. 1).
                      10.58 Sludge Management Services Agreement, dated September 1, 1990, between The Metropolitan Waste Control Commission and N-Viro Minnesota, Inc. (incorporated by reference to Exhibit 10.58 to Amendment No. 1).
                      10.59 N-Viro Soil PFRP (Pasteurization) Licensee Agreement, dated March 12, 1992, between N-Viro Energy Systems, Ltd and The City of Galion (incorporated by reference to Exhibit 10.59 to Amendment No. 1).
                      10.60 Patent License Agreement, dated December 23, 1991, between Tennessee-Carolina N-Viro, Inc. and Fourth Creek Wastewater Treatment Plant, City of Statesville, North Carolina (incorporated by reference to Exhibit 10.60 to Amendment No. 1).
                      10.61 Patent License Agreement, dated February 1, 1987, between Pozzolanic Contracting & Supply Co., Inc. and Pozzolanic Contracting & Supply Co., Inc. (incorporated by reference to Exhibit 10.61 to Amendment No. 1).
                      10.62 Patent License Agreement, dated December 31, 1992 between Tennessee-Carolina N-Viro, Inc. and Athens Utilities Board (incorporated by reference to Exhibit 10.62 to Amendment No. 1).
                      10.63 Specifications and Agreement for an Alkaline Stabilization System for Municipal Wastewater Sludge City of Des Moines ICA Wastewater Treatment, dated November 19, 1990, between N-Viro Resources, Inc. and the City of Des Moines (incorporated by reference to Exhibit 10.63 to Amendment No. 1).
                      10.64 Patent License Agreement, dated November 1, 1990, between N-Viro Midwest, Inc. and the City of Troy, Illinois (incorporated by reference to Exhibit 10.64 to Amendment No. 1).
                      10.65 Patent License Agreement, dated January 23, 1989, between N-Viro Resources, Inc. and the City of Norfolk, Nebraska (incorporated by reference to Exhibit 10.65 to Amendment No. 1).

                      10.66 Patent License Agreement, dated June 1, 1988, between N-Viro Resources, Inc. and the City of Boone, Iowa (incorporated by reference to Exhibit
                               10.66 to Amendment No. 1).
                      10.67 Patent License Agreement, dated February 1, 1989, between N-Viro Resources and the City of West Liberty, Iowa (incorporated by reference to Exhibit 10.67 to Amendment No. 1).
                      10.68 Patent License Agreement, dated June 19, 1991, between N-Viro Energy Systems, Ltd. and the City of Tarpon Springs, Florida (incorporated by reference to Exhibit 10.68 to Amendment No. 1).
                      10.69 Patent License Agreement, dated April 22, 1991, between N-Viro Energy Systems, Ltd. and the Village of Saugerties, New York (incorporated by reference to Exhibit 10.69 to Amendment No. 1).
                      10.70 Patent License Agreement, dated June 20, 1990, between Middlesex County Utilities Authority, N-Viro Energy Systems, Ltd. and VFL Technology Corporation (incorporated by reference to Exhibit
                               10.70 to Amendment No. 1).
                      10.72 Patent License Agreement, dated November 20, 1990, between Tennessee-Carolina N-Viro, Inc. and the Town of Maggie Valley Wastewater Treatment Plant (incorporated by reference to Exhibit 10.72 to Amendment No. 1).
                      10.73 Patent License Agreement, dated September 19, 1990, between N-Viro Energy Systems, Ltd. and the Loxahatchee River Environmental Control District (incorporated by reference to Exhibit 10.73 to Amendment No. 1).
                      10.74 Patent License Agreement, dated September 17, 1990, between Tennessee-Carolina N-Viro, Inc. and Easley Combined Utilities (incorporated by reference to Exhibit 10.74 to Amendment No. 1).
                      10.75 Patent License Agreement, dated August 27, 1990, between Tennessee-Carolina N-Viro, Inc. and First Utility District of Knox County, Turkey Creek Wastewater Treatment Plant (incorporated by reference to Exhibit 10.75 to Amendment No. 1).
                      10.78 Agreement, dated October 10, 1990, between the City of Toledo and National N-Viro Tech, Inc. Pertaining to Marketing and Distribution of N-Viro Soil (incorporated by reference to Exhibit
                               10.78 to Amendment No. 1).
                      10.79 Supplemental Agreement, dated September 3, 1992, between the City of Toledo and National N-Viro Tech., Inc. (incorporated by reference to Exhibit
                               10.79 to Amendment No. 1).
                      10.80 Patent License Agreement, dated September 1, 1987, between N-Viro Energy Systems, Ltd. and George B. Carey, Individual (incorporated by reference to Exhibit 10.80 to Amendment No. 1).
                      10.81 Patent License Agreement, dated January 29, 1993, between N-Viro Energy Systems, Ltd. and Bossier City (incorporated by reference to Exhibit 10.81 to Amendment No. 1).
                      10.82 Patent License Agreement, dated May 10, 1993, between N-Viro Energy Systems, Ltd. and Sheffield Utilities (incorporated by reference to Exhibit
                               10.82 to Amendment No. 1).
                      10.84 Patent License Agreement, dated September, 1991, between N-Viro Energy Systems, Ltd. and Hydropress N-Viro Services Inc. (incorporated by reference to Exhibit 10.84 to Amendment No. 1).
                      10.85 Patent License Agreement, dated June 2, 1993, between N-Viro Energy Systems, Ltd. and the City of Baraboo, Wisconsin (incorporated by reference to Exhibit 10.85 to Amendment No. 1).
                      10.86 Patent License Agreement, dated June 30, 1993, between Tennessee-Carolina N-Viro Energy Systems, Ltd. and West Knox Utility District (incorporated by reference to Exhibit 10.86 to Amendment No.
                               1).

                      10.88 Termination Agreement, dated August 27, 1993, between N-Viro Energy Systems Limited and Simon-Hartley Limited (incorporated by reference to Exhibit 10.88 to Amendment No. 1).
                      10.100 Memorandum of Understanding, dated August 26, 1993, by and among MCO, N-Viro International Corporation and N-Viro Energy Systems, Ltd. (incorporated by reference to Exhibit 10.100 to Amendment No. 1).
                      10.102 Transitional Consulting and Sales Representative Agreement, dated September 2, 1993, between N-Viro International Corporation and Bobby B. Carroll (incorporated by reference to Exhibit
                               10.102 to Amendment No. 1).
                      10.103 Supplemental Agreement, dated September 7, 1993, between N-Viro Energy Systems, Ltd. and Simon-Hartley Limited (incorporated by reference to Exhibit 10.103 to Amendment No. 1).
                     *10.107 Promissory Note of Patrick T. Karney, dated December 1, 1993, in the amount of $50,000 (incorporated by reference to Exhibit 10.107 to the 1993 Form 10-K).
                      10.109 Research and Development Agreement, dated October 21, 1993 between N-Viro Energy Systems, Ltd., N-Viro Minnesota, Inc. and Metropolitan Waste Control Commission (incorporated by reference to Exhibit 10.109 to the 1993 Form 10-K).
                     *10.110 Letter Agreement, dated November 22, 1993, from Jeffrey C. Burnham, Ph.D. on behalf of BioCheck Laboratories, Incorporated to Terry J. Logan, Ph.D. relating to research at The Ohio State University (incorporated by reference to Exhibit
                               10.110 to the 1993 Form 10-K).
                      10.117 Agreement, dated December 30, 1994, by and among Hydropress Environmental Service, Inc., New England N-Viro, Inc. and N-Viro International Corporation.
                      10.118   Settlement Statement, dated January 5, 1995, re:
                               Settlement Agreement dated December 30, 1994 between Hydropress Environmental Services, Inc. and N-Viro International Corporation.
                      10.119 Registration Rights Agreement between N-Viro International Corporation and Hydropress Environmental Services, Inc., dated December 30, 1994.
                      10.120 Trademark License Agreement, dated December 30, 1994, between N-Viro International Corporation and Hydropress Environmental Service, Inc.
                     *10.121 Promissory Note of Douglas Borgatti, dated December 9, 1994, in the amount of $25,000.
                      10.122 Assignment, dated September 8, 1994, of License Agreement dated July 24, 1992 between N-Viro Energy Systems Limited and N-Viro Recovery, Inc. re: Central and South America and the Caribbean, by Synagro Technologies, Inc. to Pan-American N-Viro, Inc.
                      10.124 Trademark License Agreement, dated April 30, 1994, between N-Viro International Corporation and Waste Stream Environmental, Inc.
                      10.125 Letter of Agreement, dated September 21, 1994, between N-Viro Systems Canada, Inc. and N-Viro International Corporation and N-Viro International Corporation re: minimum royalties outstanding.
                      10.126 Consent to Assignment, dated September 21, 1994, by N-Viro International Corporation to N-Viro Systems Canada Inc. and Trimin Enterprises Inc.
                      10.127 Amendment to Transitional Consulting and Sales Representative Agreement, dated January 1, 1994, between N-Viro International Corporation and Bobby B. Carroll.

                      10.128 Security Agreement, dated January 1, 1994, between N-Viro International
                               Corporation/Tennessee-Carolina N-Viro, Inc. and Bobby B. Carroll.
                      10.130   Agreement between the City of Toledo and Great
                               Lakes N-Viro, dated December 29, 1994.
                      10.131   Agreement for Removal, Processing, Marketing and
                               Distribution of Biosolids, dated February 8,
                               1995, between N-Viro International Corporation and The City of Kissimmee.
                      10.132 Patent License Agreement, dated January 1, 1994, between N-Viro International Corporation and CDR Environmental, Inc.
                      10.133 Letters of Intent to terminate discussions relative to the Memorandum of Understanding between N-Viro International Corporation and the Medical College of Ohio, dated August 26, 1993.
                      10.134 Settlement Agreement, dated December 5, 1994, between Simon-Hartley Limited and N-Viro Energy Systems, Ltd.
                      10.135 Consulting Agreement between Logan Environmental, Inc., Terry J. Logan and N-Viro International Corporation, dated February 15, 1996.
                      10.136 Consulting Agreement between David R. Dickson and N-Viro International Corporation, dated January 19, 1996
                      10.137 License Agreement between Medical College of Ohio and N-Viro International Corporation, dated January 25, 1996
                      10.138 Equipment Lease Agreement between Urbana & Champaign Sanitary District, Urbana, Illinois and N-Viro International Corporation, dated February 2, 1996
                      10.139 Memorandum of Understanding relative to establishment of Florida N-Viro, LP , dated December 20, 1995; Limited Partnership Agreement for Florida N-Viro, L.P., dated January 31, 1996
                      10.140 Limited Liability Company Agreement of Florida N-Viro Management, LLC, dated January 31, 1996
                      10.141 Patent and Technology License Agreement between Florida N-Viro, L.P. and N-Viro International
                               Corporation, dated February 1, 1996.
                      10.142   Articles of Incorporation for N-Viro Honolulu
                               Incorporated, dated December 12, 1995.
                      10.143 Assignment of Conditional Award of Contract Rights between N-Viro International Corporation and N-Viro Honolulu Incorporated, dated February 21, 1996.
                      10.144 Letter of Intent regarding Honolulu, Hawaii Project dated October 19, 1995.
                      10.145 Agreement between International Brotherhood of Teamsters, Chauffers, Warehousemen and Helpers of American, Local Union 20 and National N-Viro Tech., Inc., dated November 1, 1994.
                      10.146 Patent License Agreement between Waste Stream Environmental, Inc. and N-Viro International Corporation, dated December 1, 1995.
                      10.147 Patent License Agreement between West Central Wisconsin Biosolids Commission and N-Viro International Corporation, dated September 29, 1995.
                      10.148 Research Agreement between Rodale Institute and N-Viro International, dated April 1, 1995.
                      10.149 License Agreement between CR.M Technologies Ltd. and N-Viro Energy Systems Limited, dated September 4, 1993.
                      10.150 Settlement Agreement between Frank Manchak, Jr. and N-Viro International Corporation, N-Viro Energy Systems, Inc., American N-Viro Resources, Inc., Sanifill, Inc., Residuals Processing, Inc., Redwood Landfill, Inc., dated February 24, 1995 with Amendment, dated February 1, 1996.

                      10.151 Agreement for the Sale of N-Viro Worldwide Limited, dated August 1, 1995.
                      10.152 Statement regarding method used to determine per share loss computation.
                      10.153 Letter appointing McGladrey & Pullen LLP the Company's Independent Auditors for the year ending December 31, 1995.
                      10.154 Letter Agreement between Frank Manchak, Jr. and N-Viro International Corporation, dated February 25, 1997 amending the Settlement Agreement dated February 24, 1995.
                      10.155 Settlement Agreement between Jones, Day, Reavis & Pogue, and N-Viro International Corporation, dated February 10, 1997.
                      10.156 License Agreement between Rockland Power Sdn. Bhd. Kuala Lumpur, Malaysia, and N-Viro International Corporation, dated
                               August 14, 1996.
                      21.1     List of subsidiaries of the Company.
                      27.1     Financial Data Schedule



(b)                        REPORTS ON FORM 8-K
                           The Company filed a report on Form 8-K dated December 13, 1996, Item 5., Other Items, to disclose a press release on recent management changes, with an attached exhibit of the press release from the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          N-VIRO INTERNATIONAL CORPORATION

Dated: April 14, 1997

                          By: /s/ J. Patrick Nicholson
                              ---------------------------------------------
                              J. Patrick Nicholson, President, Chairman and Chief Executive Officer
                              (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 14, 1997



/s/ J. Patrick Nicholson                             /s/ John Graham
---------------------------------------------        ---------------------------------
J. Patrick Nicholson, President, Chairman,           John Graham, Director
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Frederick H. Kurtz                               /s/ Charles B. Kaiser, Jr.
---------------------------------------------        ---------------------------------
Frederick H. Kurtz, Vice-Chairman and Director       Charles B. Kaiser, Jr., Director


/s/ James K. McHugh                                  /s/ Terry J. Logan, Ph.D.
---------------------------------------------        ---------------------------------
James K. McHugh                                      Terry J. Logan, Ph.D., Director
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)         /s/ Wallace G. Irmscher
                                                    ----------------------------------
                                                    Wallace G. Irmscher, Director





                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
N-VIRO INTERNATIONAL CORPORATION
Toledo, Ohio

We have audited the accompanying consolidated balance sheets of N-VIRO INTERNATIONAL CORPORATION as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also includes the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-VIRO INTERNATIONAL CORPORATION as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to meet its current and future obligations is primarily dependent upon realizing the costs incurred on the Hawaii processing facility and its ability to achieve profitable operations and obtain additional debt financing. Management's plans in regards to these matters are discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ McGladrey & Pullen, LLP
McGLADREY & PULLEN, LLP
Elkhart, Indiana
February 26, 1997

Report of Independent Auditors

The Board of Directors
N-Viro International Corporation

We have audited the accompanying consolidated balance sheet of N-Viro International Corporation as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of N-Viro International Corporation at December 31, 1994, the consolidated results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred a loss of $7,342,204 for the year ended December 31, 1994. This loss and negative cash flows from operating activities have significantly weakened the Company's financial position. The amount of cash and investments available at December 31, 1994 are not sufficient to finance the current level of operations and satisfy other cash requirements throughout 1995. Consequently, the Company is currently negotiating with third parties in an attempt to obtain additional sources of funds which, in management's opinion, would provide adequate cash flows to finance the Company's cash requirements. The satisfactory completion of these negotiations is essential as these avenues are the Company's principal means of providing sufficient cash flows to meet 1995 requirements. Because the negotiations are still in progress, there can be no assurance that the Company will have sufficient funds to finance its operations, which continue to show unaudited consolidated losses of $404,454 for the period January I through February 28, 1995. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.


/s/ ERNST & YOUNG LLP

Toledo, Ohio
February 24, 1995

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                   ---------------------------
                                                                      1996              1995
                                                                   ---------------------------

ASSETS

Current Assets
   Cash and cash equivalents                                     $   282,115       $   223,942
   Securities available-for-sale                                       1,401             1,401
   Trade receivables                                                 788,628           961,681
   Other receivables                                                 113,544           254,718
   Assets held for sale                                              780,108         1,095,024
   Prepaid expenses and other assets                                 225,597           189,669
                                                                 -----------------------------

              TOTAL CURRENT ASSETS                                 2,191,393         2,726,435

Property and Equipment                                               621,558           703,495

Investment in Florida N-Viro, L.P.                                   919,352         1,184,334

Intangible and Other Assets                                          434,634           448,047
                                                                 -----------------------------

                                                                 $ 4,166,937       $ 5,062,311
                                                                 =============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt                          $   911,706       $   819,990
   Accounts payable                                                1,306,862         1,396,793
   Accrued expenses                                                  258,779           543,403
                                                                 -----------------------------

              TOTAL CURRENT LIABILITIES                            2,477,347         2,760,186
                                                                 -----------------------------

Long-Term Debt, less current maturities                              276,031           720,000
                                                                 -----------------------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, $.01 par value; authorized
      45,000,000 shares; issued 2,094,250 shares                      20,943            20,943
   Additional paid-in capital                                     12,048,455        12,024,060
   Retained earnings (deficit)                                   (10,037,862)       (9,844,901)
                                                                 -----------------------------
                                                                   2,031,536         2,200,102
   Less treasury stock, at cost, 57,250 shares                       617,977           617,977
                                                                 -----------------------------
                                                                   1,413,559         1,582,125
                                                                 -----------------------------

                                                                 $ 4,166,937       $ 5,062,311
                                                                 =============================

See Notes to Financial Statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year Ended December 31,
                                                             ------------------------------------------------
                                                                       1996            1995             1994
                                                             ------------------------------------------------
Revenues                                                       $   4,223,873   $   5,214,113   $   4,551,851

Cost of revenues                                                   1,797,796       3,166,922       2,536,648
                                                             ------------------------------------------------

              GROSS PROFIT                                         2,426,077       2,047,191       2,015,203
                                                             ------------------------------------------------

Operating expenses:
   Selling, general, and administrative                            2,708,866       3,522,878       6,635,482
   Research and development                                           41,784          29,500          76,461
   Other                                                                             371,525       2,856,477
                                                             ------------------------------------------------
                                                                   2,750,650       3,923,903       9,568,420
                                                             ------------------------------------------------

              OPERATING (LOSS)                                      (324,573)     (1,876,712)     (7,553,217)
                                                             ------------------------------------------------

Nonoperating income (expense):
   Interest income, net                                               18,215          34,354         215,798
   Miscellaneous income                                              154,941          71,463          76,004
   Equity in losses of joint venture                                 (41,544)        (44,032)        (46,089)
                                                             ------------------------------------------------
                                                                     131,612          61,785         245,713
                                                             ------------------------------------------------

              (LOSS) BEFORE INCOME TAXES                            (192,961)     (1,814,927)     (7,307,504)

Federal and state income taxes                                                                        34,700
                                                             ------------------------------------------------

              NET (LOSS)                                        $   (192,961)   $ (1,814,927)   $ (7,342,204)
                                                             ================================================

Net (loss) per common share                                     $      (0.09)   $      (0.89)   $      (3.66)
                                                             ================================================

Weighted average common
   shares outstanding                                              2,037,000       2,037,000       2,005,310
                                                             ================================================


See Notes to Financial Statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Common       Additional    Retained     Unrealized    Treasury       Total
                                        Stock        Paid-In       Earnings    Losses On      Stock
                                                     Capital      (Deficit)    Available-
                                                                               For-Sale
                                                                               Securities
----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993            $    81,120 $  11,639,258 $    (685,968) $             $           $  11,034,410
   Issuance of common stock                2,650       321,975                                                324,625
   Net (loss)                                                     (7,342,204)                              (7,342,204)
   Unrealized losses on
      available-for-
      sale securities, net of tax                                                  (52,090)                   (52,090)
      effect
   Repurchase of 229,000 shares
      of common stock                                                                         (617,977)      (617,977)
   Other                                                              (1,802)                                  (1,802)
                                     ---------------------------------------------------------------------------------
Balance, December 31, 1994                83,770    11,961,233    (8,029,974)      (52,090)   (617,977)     3,344,962
   Net (loss)                                                     (1,814,927)                              (1,814,927)
   Sale of securities                                                               52,090                    52,090
   Effect of 1-for-4 reverse stock
      split                              (62,827)      62,827
                                     ---------------------------------------------------------------------------------
Balance, December 31, 1995                20,943    12,024,060    (9,844,901)                 (617,977)     1,582,125
   Net (loss)                                                       (192,961)                                (192,961)
   Other                                                24,395                                                 24,395
                                     =================================================================================
Balance, December 31, 1996           $    20,943 $  12,048,455 $ (10,037,862) $             $ (617,977) $   1,413,559
                                     =================================================================================

See Notes to Financial Statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                        -----------------------------------------
                                                             1996          1995           1994
                                                        -----------------------------------------
CASH FLOWS FROM OPERATING  ACTIVITIES
   Net (loss)                                           $  (192,961)   $(1,814,927)   $(7,342,204)
   Adjustments to reconcile net (loss) to net
     cash (used in) operating activities:
     Depreciation and amortization                          164,353        209,071        162,299
     Provision for bad debts                                656,000         70,000        173,163
     Loss on contractual obligation                                        300,000      1,500,000
     Reacquisition of territory rights                                                    324,625
     Other                                                 (360,985)       168,482         22,903
     Change in assets and liabilities:
       Decrease (increase) in:
          Trade receivables                                (341,773)        (2,094)       714,334
          Prepaid expenses and other                        (35,928)        81,644        (84,863)
       Increase in accounts payable
          and accrued liabilities                             5,901        513,543         61,306
                                                        -----------------------------------------
            NET CASH (USED IN) OPERATING ACTIVITIES        (105,393)      (474,281)    (4,468,437)
                                                        -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of securities                                                              (4,078,595)
   Proceeds from sale of securities                                      2,001,710      1,951,334
   Purchase of property and equipment                      (122,434)    (1,398,795)    (1,680,669)
   Proceeds from sale of property and equipment             945,147        250,000        138,231
   Investment in joint venture                                             (85,000)       (65,000)
   Expenditures for intangible and other assets            (203,833)      (123,545)       (34,345)
                                                        -----------------------------------------
              NET CASH PROVIDED BY (USED IN)
                      INVESTING ACTIVITIES                  618,880        644,370     (3,769,044)
                                                        -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under long-term obligations                   375,683                        91,937
   Principal payments on long-term debt                    (855,392)      (420,988)      (351,457)
   Purchase of treasury stock                                                            (617,977)
   Other                                                     24,395
                                                        -----------------------------------------
            NET CASH (USED IN) FINANCING ACTIVITIES        (455,314)      (420,988)      (877,497)
                                                        -----------------------------------------
            INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                         58,173       (250,899)    (9,114,978)

                Cash and cash equivalents, beginning        223,942        474,841      9,589,819
                                                        -----------------------------------------
                Cash and cash equivalents, ending       $   282,115    $   223,942    $   474,841
                                                        =========================================

See Notes to Financial Statements.

      NOTE 1 - NATURE OF BUSINESS, USE OF ESTIMATES, BASIS OF PRESENTATION,
                       AND SIGNIFICANT ACCOUNTING POLICIES


NATURE OF BUSINESS:

The Company owns and licenses the N-Viro Process, a patented technology to treat and recycle wastewater sludges and other bio-organic wastes, utilizing certain alkaline by-products. Revenue and the related accounts receivable are due from companies acting as independent agents or licensees, principally municipalities. Credit is generally granted on an unsecured basis. Periodic credit evaluations of customers are conducted and appropriate allowances are established.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION:

The Company's financial statements have been presented on the basis that it is a going concern. Such basis assumes the realization of assets and satisfaction of liabilities, each in the normal course of business. The Company has incurred losses from operations and negative cash flows from operating activities. The amount of cash and investments available at December 31, 1996 are not sufficient to finance the current level of operations and satisfy other cash requirements throughout 1997. Consequently, the Company's ability to meet its current and future obligations is primarily dependent upon realizing the costs incurred on the Hawaii processing facility and its ability to achieve profitable operations and obtain additional debt financing. Although there are no assurances that payment of the Hawaii obligation will be made, the Company is attempting to realize its costs on the Hawaii processing facility and has restructured operations which management believes will return the Company to profitability. The Company is negotiating to satisfy certain liabilities through the issuance of stock and obtain short-term debt financing which, in management's opinion, would provide adequate cash flow to finance the Company's cash requirements. The satisfactory completion of those plans are the Company's principal means of providing sufficient cash flows to meet 1997 obligations.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND COMBINATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its investments in joint ventures under the equity method.

CASH AND CASH EQUIVALENTS:

The Company has cash on deposit in one financial institution which, at times, may be in excess of the FDIC insurance limits.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT:

Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are thirty-one years for leasehold improvements and five to fifteen years for equipment and furniture and fixtures.

INTANGIBLE ASSETS:

Organization and patent costs are being amortized by the straight-line method over 5 and 17 year periods respectively.

REVENUE RECOGNITION:

License and agency revenues are generated by selling the right to market or use the N-Viro process in a specified territory. The Company's policy is to record revenue for the agency and license agreements when it has fulfilled all it obligations under the relevant contract.

Facility management revenue, sludge processing revenue, and royalty revenue are recognized under contracts where the Company or licensees utilize the N-Viro process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

Alkaline admixture revenue and N-Viro Soil revenue is recognized upon shipment.

OTHER OPERATING EXPENSES:

Other operating expenses include principally the settlement of alleged patent infringement litigation and related legal fees and the cost of reacquisition of territory rights.

NET LOSS PER COMMON SHARE:

Earnings per common share has been computed based on the weighted average number of shares out- standing for the years ended December 31, 1996, 1995, and 1994. The effects of the stock options are excluded from the earnings per share calculation because they would be antidilutive.

During 1995, the Company's Board of Directors approved a 1-for-4 reverse stock split. All share and per share data has been restated to reflect this split.


                           NOTE 2 - BALANCE SHEET DATA


TRADE RECEIVABLES:

Trade receivables in the accompanying balance sheets at December 31, 1996 and 1995 are stated net of an allowance for doubtful accounts of $691,000 and $110,000 respectively.

ASSETS HELD FOR SALE:

The Company has incurred costs as of December 31, 1996 and 1995 of $780,108 and $595,024 respectively in connection with obtaining a contract and the design of a processing facility in Hawaii. The Company expects to recover the costs in 1997.

At December 31, 1995, the Company also classified $500,000 of costs of the Florida operating facility that were transferred into the Florida N-Viro, L.P. as assets held for sale.

PROPERTY AND EQUIPMENT:

                                                       1996         1995
                                                    -----------------------
   Land and leasehold improvements                  $   41,618   $   44,684
   Equipment                                         1,014,652    1,133,899
   Furniture and fixtures                              211,178      229,956
                                                    -----------------------
                                                     1,267,448    1,408,539
   Less accumulated depreciation and amortization      645,890      705,044
                                                    -----------------------
           Net property and equipment               $  621,558   $  703,495
                                                    =======================

The Company rents certain equipment to customers under short-term arrangements.

INVESTMENT IN FLORIDA N-VIRO, L.P.:

Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company contributed its Florida operating facility with a carrying value of $1,934,334. In exchange, the Company received $880,700 in cash and retains a 47% interest in the facility.

Condensed financial information as of December 31, 1996 is as follows:

   Current assets                                                $   153,866
   Long-term assets                                                1,946,350
                                                                 -----------
                                                                 $ 2,100,216
                                                                 ===========

   Current liabilities                                               183,301
   Stockholders' equity                                            1,916,915
                                                                 -----------
                                                                 $ 2,100,216
                                                                 ===========

   Net sales                                                     $   761,631
   Net (loss)                                                        (83,085)


INTANGIBLE AND OTHER ASSETS:

                                                            1996       1995
                                                          -------------------
   Patents and other intangibles, less accumulated
      amortization 1996 $151,286; 1995 $122,871           $378,495   $388,168
   Investment in Pan-American N-Viro, Inc.                  56,139     59,879
                                                          -------------------
                                                          $434,634   $448,047
                                                          ===================

Pan-American N-Viro, Inc. (Pan-Am) was formed pursuant to a joint venture agreement between the Company and Synagro Technologies, Inc. The purpose of Pan-Am is to promote the N-Viro process in Central and South America and the Caribbean. Under the terms of the agreement, the Company's original capital contribution was $150,000 in cash. The Company will provide administrative services and forego annual minimum royalties. Condensed financial information has not been presented as the investment is not significant to the Company's financial position or results of operations.

ACCRUED LIABILITIES:

                                                       1996               1995
                                                     ---------------------------
   Employee benefits                                 $122,759           $296,522
   Legal fees                                          50,000            150,000
   Other                                               86,020             96,881
                                                     ---------------------------
                                                     $258,779           $543,403
                                                     ===========================

         NOTE 3 - PLEDGED ASSETS, LINE OF CREDIT, AND LONG-TERM DEBT


On February 12, 1997, the Company obtained a $100,000 line of credit with a bank. Borrowings against the line of credit bear interest at prime plus 1.75%, are collateralized by accounts receivable, inventories, equipment, and assignment of a wastewater treatment contract with City of Toledo, and are due on demand.

Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                              1996         1995
                                                                          -----------------------
   Contractual obligation, non-interest bearing                           $  700,000   $1,480,000
   Notes payable, related partnership                                        196,920
   Term note payable, bank                                                    26,664       59,990
   Other notes payable                                                       264,153
                                                                          -----------------------
                                                                           1,187,737    1,539,990
   Less current maturities                                                   911,706      819,990
                                                                          -----------------------
                                                                          $  276,031   $  720,000
                                                                          =======================

The contractual obligation is the result of a settlement of an alleged patent infringement litigation. During the year ended December 31, 1995, the Company agreed to extend the payment terms of the settlement in exchange for additional consideration of $300,000, which has been charged to operations. This agreement requires monthly payments of $60,000 with a final balance due July 1997. The obligation is collateralized by certain payments to be received from the sale of the Hawaii project and a 50% security interest in all patents now owned or later acquired by the Company, including the proceeds thereof (see Note 9).

The notes payable is to a partnership controlled by the majority stockholder. The notes are unsecured, bear interest at 8.25%, and are due at varying dates through January 1, 1999.

The bank note requires monthly payments of $3,333 plus interest at prime (8.25% at December 31, 1996) plus .5%, is unsecured, and is due June 1997.

The other notes payable are notes signed for amounts owed to vendors. The notes bear interest at approximately 9% and are due at varying dates through June 2000.

Aggregate maturities of long-term debt for the years ending December 31, 1998 through 2000 are as follows: 1998 $145,725; 1999 $127,709; and 2000 $2,597.

Interest expensed and paid was approximately $20,148, $34,700, and $27,200 for the years ended December 31, 1996, 1995, and 1994 respectively


                         NOTE 4 - EQUITY TRANSACTIONS


The Company has authorized 5,000,000 shares of preferred stock, par value $.01 per share, of which no shares were outstanding at December 31, 1996 and 1995 (see Note 9).

The Company has adopted a stock option plan for directors and key officers under which 1,000,000 shares of common stock may be issued. The options were 20% vested on the date of grant, with the balance vesting 20% per year over the next four years. Options are granted at fair market value.

The following summarizes the number of grants and their respective exercise prices and grant date fair values per option, for the years ended December 31, 1996 and 1995 and the number outstanding and exercisable at those dates:

                                                           1996                 1995
                                                   -----------------------------------------
                                                             WEIGHTED               Weighted
                                                             AVERAGE                Average
                                                             EXERCISE               Exercise
                                                   SHARES     PRICE      Shares      Price
                                                   -----------------------------------------
   Outstanding, beginning of year                  168,750   $  34.21    151,750    $  37.37
      Granted                                       37,400       4.35     18,000        6.00
      Expired during the year                      (54,625)     35.29     (1,000)       6.00
                                                   -------                ------
   Outstanding, end of year                        151,525      26.45    168,750       34.21
                                                   =========================================

   Eligible for exercise at end of year             78,525                91,250
                                                   ==========         ==============
   Weighted average fair value per option
             for options granted during the year             $   4.30               $   5.41
                                                             ========               ========

A further summary of stock options is as follows:

                                             Options Outstanding                    Options Exercisable
                                  ----------------------------------------------------------------------------------
                                                  Weighted
                                                  Average          Weighted                        Weighted
                                                  Remaining        Average                         Average
                                      Number     Contractual       Exercise         Number         Exercise
                                    Outstanding     Life             Price        Exercisable       Price
                                  ----------------------------------------------------------------------------------
   Range of exercise prices,
      $1.75 to $38.00                151,525        7.28            $ 26.45           78,525        $29.74


As permitted under generally accepted accounting principles, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs, primarily related to the Company's stock option plan, is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company has not adopted the provisions of SFAS Statement No. 123 which prescribes a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees. This requirement is to be applied prospectively to any options granted.

Had compensation cost been determined based upon the fair value method prescribed in SFAS Statement No. 123, reported net (loss) would have been $(263,833) and $(1,825,751) and net (loss) per share would have been $(.13) and $(.90) for the years ended December 31, 1996 and 1995 respectively.

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with weighted-average assumptions for grants in 1995 and 1996 of no anticipated dividend rates for all years and risk-free interest rates of 5.25% on expected lives of 10 years.


              NOTE 5 - MAJOR CUSTOMER AND RELATED PARTY TRANSACTIONS


Revenues for the years ended December 31, 1996, 1995, and 1994 include sales to one major customer which represented 30%, 26%, and 34% respectively of total revenues. The accounts receivable balance due from this customer at December 31, 1996 and 1995 was approximately $114,000 and $106,000 respectively.

The Company paid a consulting fee to the former stockholder of one of the Company agents of $150,000, $80,000, and $180,000 for the years ended December 31, 1996, 1995, and 1994 respectively. On January 1, 1994, the Company granted this individual a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina, and South Carolina. The secured receivables amounted to approximately $154,000 and $141,000 at December 31, 1996 and 1995 respectively.


                     NOTE 6 - COMMITMENTS AND CONTINGENCIES


The Company leases office space under an agreement which requires monthly payments of $4,700. The lease expires in December 1997. The total minimum rental commitment at December 31, 1996 is $56,000. The total rental expense included in the statements of operations for each of the years ended December 31, 1996, 1995, and 1994 is approximately $110,000.

During 1994, the Company reacquired territory rights to several states from a former agent. In consideration for the rights, the Company paid $200,000 in cash and issued 66,250 shares of unregistered common stock with a designated value of $324,625. In the event the former agent elects to sell all these shares at the earliest date possible, the Company has guaranteed the former agent $6 per share. If the former agent receives in excess of $10 per share, the Company will receive 50% of the excess amount.

The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.


                           NOTE 7 - INCOME TAX MATTERS


Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

Since the incorporation of the entities, the Company has incurred losses, therefore, there are no federal and state income taxes for the years ended December 31, 1996 and 1995. The provision for income taxes for the year ended December 31, 1994 is comprised of deferred tax expense of $34,700.

The composition of the deferred tax assets and liabilities at December 31, 1996 and 1995 is as follows:

                                                    1996           1995
                                                --------------------------
   Gross deferred tax liability,
      accelerated depreciation                  $    (2,000)   $    (3,000)
                                                --------------------------
   Gross deferred tax assets:
      Loss carryforwards                          3,187,000      3,365,000
      Patent costs                                  743,000        819,000
      Allowance for doubtful accounts               370,000        108,000
      Property and equipment basis difference        24,000         27,000
      Other                                          69,000        178,000
                                                --------------------------
                                                  4,393,000      4,497,000
                                                --------------------------
   Less valuation allowance                      (4,391,000)    (4,494,000)
                                                --------------------------
                                                 $        -     $        -
                                                ==========================

The net operating losses available at December 31, 1996 to offset future taxable income total approximately $7,918,000 and expire in 2008 and 2009.


                NOTE 8 - DISCONTINUED AND TRANSFERRED OPERATIONS


At the beginning of the year ended December 31, 1996, the Company transferred its Florida operating facility to a joint venture which is being accounted for under the equity method, and sold its wholly-owned subsidiary, BioCheck Laboratories. In addition, during 1995, the Company sold its wholly-owned subsidiary, N-Viro Worldwide.

Unaudited pro forma consolidated net sales, net (loss) and net (loss) per common share for the year ended December 31, 1995, if the Company had sold these entities as of January 1, 1995 would have been $3,811,146, $(1,514,986), and $(.75) respectively.


                           NOTE 9 - SUBSEQUENT EVENTS


Subsequent to December 31, 1996, the Company reached a settlement agreement on the $700,000 contractual obligation discussed in Note 3. As part of the agreement, the Company will pay $260,000 in cash, issue 250,000 shares of unregistered common stock, and issued an option to acquire 100,000 shares of unregistered common stock at a price of $2.50 per share. Of the 250,000 shares transferred, a maximum of 30,000 shares per month may be sold effective May 1, 1997 through September 1, 1997 to satisfy the obligation.

On September 1, 1997, in the event that the aggregate proceeds from the sale of stock is inadequate to cover the remaining liability of $440,000, the Company will be obligated to repurchase the number of shares at $2 per share to satisfy the remaining obligation. In addition, if shares sold have been adequate to cover the $440,000 outstanding liability, the Company will be entitled to the return of any unsold shares up to a maximum of 100,000 shares.

N-VIRO INTERNATIONAL CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
 December 31, 1994, 1995, and 1996

                                         Balance At       Charged To        Deductions      Balance At
                                        Beginning of      Operations           From          Close Of
                                           Period                             Reserves        Period
---------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   - deducted from trade receiv-
   ables and long-term receivables
   in the balance sheets:
   1994                               $        50,000 $        173,163 $          23,163 $       200,000
                                      ===================================================================

   1995                               $       200,000 $         88,877 $          18,877 $       270,000
                                      ===================================================================

   1996                               $       270,000 $        656,000 $           - 0 - $       926,000
                                      ===================================================================