Form 10-Q
period 1997-03-31
N-VIRO INTERNATIONAL CORP
filed 1997-05-15
CIK 904896

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                  -----------

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

                  As of March 31, 1997, 2,094,250 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31
                                                 --------------------------------
                                                      1997               1996
                                                 ------------         -----------

Revenues                                          $ 1,068,866         $   953,572

Cost of revenues                                      480,931             410,613
                                                  -----------         -----------

Gross profit                                          587,935             542,959

Selling, general & administrative expenses            430,228             498,917
                                                  -----------         -----------

Operating income                                      157,707              44,042

Other income (expense):
    Interest income (expense), net                     (9,650)              2,314
    Equity in gains of joint ventures                  18,893              22,660
    Other income (loss)                                (3,050)             35,498
                                                  -----------         -----------

Income before income taxes                            163,900             104,514

Income taxes                                                -                   -
                                                  -----------         -----------

Net income                                        $   163,900         $   104,514
                                                  ===========         ===========



Net income per share                              $      0.08         $      0.05

                                                  ===========         ===========

Weighted average common shares outstanding          2,037,000           2,037,000
                                                  ===========         ===========




                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,          December 31,
                                                                           1997                 1996
ASSETS                                                                  (Unaudited)           (Audited)
                                                                      ---------------      --------------
Current assets
       Cash and cash equivalents                                             35,970              282,115
       Securities available-for-sale                                          1,401                1,401
       Trade receivables                                                  1,200,284              788,628
       Other receivables                                                     93,083              113,544
       Assets held for sale                                                 786,153              780,108
       Prepaid expenses and other assets                                    284,786              225,597
                                                                       ------------         ------------

                                           Total Current Assets           2,401,677            2,191,393

Property and equipment                                                      595,978              621,558

Investment in Joint Ventures                                                924,281              919,352

Intangibles and Other assets                                                441,083              434,634
                                                                       ------------         ------------

TOTAL ASSETS                                                           $  4,363,019         $  4,166,937
                                                                       ============         ============


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
       Current maturities of long-term debt                                 729,733              911,706
       Accounts payable                                                   1,506,009            1,306,862
       Accrued expenses                                                     387,082              258,779
                                                                       ------------         ------------

                                      Total Current liabilities           2,622,824            2,477,347
                                                                       ------------         ------------

Long-Term Debt, less current maturities                                     162,736              276,031
                                                                       ------------         ------------

Stockholders' Equity
       Common stock, $.01 par value; authorized
               45,000,000 shares; issued 1997
                          and 1996 2,094,250 shares                          20,943               20,943

       Additional paid-in capital                                        12,048,456           12,048,455
       Retained earnings (deficit)                                       (9,873,963)         (10,037,862)
                                                                       ------------         ------------
                                                                          2,195,436            2,031,536
       Less treasury stock, at cost, 57,250 shares                          617,977              617,977
                                                                       ------------         ------------
                                                                          1,577,459            1,413,559
                                                                       ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $  4,363,019         $  4,166,937
                                                                       ============         ============



                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Quarter Ended
                                                                  March 31,
                                                       -------------------------------
                                                            1997               1996
                                                       -------------     -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         $  75,547         $ (58,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from joint venture                                ---           250,000
    Proceeds from sale of property and equipment               ---            67,500
    Expenditures for property and equipment                 (3,018)              ---
    Expenditures for intangibles and other assets          (14,520)           (9,683)
                                                         ---------         ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (17,538)          307,817

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of long-term debt                          (359,154)         (279,010)
    Net borrowings on revolving credit agreement            55,000               ---
                                                         ---------         ---------

NET CASH USED BY FINANCING ACTIVITIES                     (304,154)         (279,010)
                                                         ---------         ---------

NET DECREASE IN CASH                                      (246,145)          (29,955)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           282,115           223,942
                                                         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  35,970         $ 193,987
                                                         =========         =========




                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements of N-Viro International Corporation (the Company) are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 1997 may not be indicative of the results of operations for the year ended December 31, 1997. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1996.

         N-Viro International Corporation was incorporated in April 1993 and is the successor to N-Viro Energy Systems, Ltd. (the Partnership) and five Company Agents. The Company Agents together with the Partnership are the Company Entities.

         On October 19, 1993, the Partnership contributed to the Company all of its assets (except certain marketable securities and accounts receivable from certain related parties), subject to all liabilities (except certain retained liabilities), and the shareholders of the Company Agents contributed to the Company all of the outstanding capital stock of such entities in exchange for a total of six million shares of common stock of the Company and organization notes totaling $5,221,709 (such transactions are collectively referred to as the Organization). The Organization notes were repaid out of the proceeds from an initial public offering of two million shares of N-Viro International Corporation common stock. A total of 2,112,000 new shares were issued in the IPO, including shares issued in the partial exercise by the Underwriters of an over-allotment option.

         The financial statements are consolidated as of March 31, 1997 and December 31, 1996 for the Company. Adjustments have been made to eliminate all intercompany transactions.

        NVIC's consolidated financial statements have been presented on the basis that it is a going concern. Such basis assumes the realization of assets and the satisfaction of liabilities, each in the normal course of business. NVIC has generated positive cash flows from operating activities in 1997. However, the amount of cash and investments available at March 31, 1997 are not sufficient to finance the current level of operations and satisfy other cash requirements through 1997 and into 1998. Consequently, NVIC's ability to meet its current and future obligations is primarily dependent upon realizing the costs incurred on the Hawaii processing facility and its ability to achieve profitable operations and obtain additional debt financing. Although there are no assurances that payment of the Hawaii obligation will be made, the Company is attempting to realize its costs on the Hawaii processing facility and has restructured operations which management believes will return the Company to profitability. The Company is negotiating to satisfy certain liabilities through the issuance of stock and obtain short-term debt financing which, in management's opinion, would provide adequate cash flow to finance the Company's cash requirements. The satisfactory completion of those plans are the Company's principal means of providing sufficient cash flows to meet 1997 obligations.

2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $30,000 for the three months ended March 31, 1997, and $15,000 for the three months ended March 31, 1996 under a contract arrangement signed in 1993 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.      CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,664. The lease expires in December 1997. The total minimum rental commitment at March 31, 1997 is $42,000. The total rental expense included in the statements of operations for each of the periods ended March 31, 1997 and 1996 is approximately $14,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

        N-Viro International Corporation was incorporated in April, 1993, and became a public company on October 12, 1993. The Company's business strategy is to market the N-Viro Process that produces an "exceptional quality" sludge product, as defined in the Section 503 Sludge Regulations under the Clean Water Act of 1987, with multiple commercial uses. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludge generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis. In the first quarter of 1997, the Company granted five new licenses or sub-licenses to use the N-Viro Process. There are currently 37 N-Viro facilities operating throughout the world using the N-Viro Process. The Company estimates that these operating N-Viro facilities are treating and recycling sludge at an annualized rate of approximately 150,000 dry tons per year.

        Total revenues of about $1,068,000 for the quarter ended March 31, 1997 compared to about $954,000 for the same period of 1996. The increase in revenue is due primarily to an increase in processing revenue and site license fees. The Company increased its cost of revenues from the same period of 1996 due to the increase in processing revenue, with the gross profit percentage decreasing only slightly. Selling, general and administrative costs also decreased from the same period of 1996. These changes resulted in a net profit of about $164,000 for the three months ended March 31, 1997 compared to a net profit of about $105,000 for the three months ended March 31, 1996.

         The Company anticipates that its development of a network of marketing representatives and regional partnerships will more than offset the Company's reduced staffing in generating new sales revenue.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 WITH THREE MONTHS ENDED MARCH 31, 1996

        Overall revenue increased about $115,000, or about 12% to approximately $1,069,000 for the three months ended March 31, 1997 from approximately $954,000 for the three months ended March 31, 1996. The net increase in revenue was due primarily to the following:

         a) Site licensing of the N-Viro process in the USA earned the Company $80,000 for the quarter;

         b) The Company's processing revenue, including facility management revenue, posted a net increase of approximately $70,000 over the same period ended March 31, 1996;

         c) The elimination in 1997 of about $35,000 revenue from the Company's wholly owned subsidiary, BioCheck Laboratories, Inc. ("BioCheck"), which was sold in April, 1996.

        Gross profit increased about $45,000, or 8%, to about $588,000 for the three months ended March 31, 1997 from about $543,000 for the three months ended March 31, 1996, primarily from the elimination of revenues and direct costs associated with BioCheck, and the increase in site license fees. The gross profit margin decreased to 55% from 57% for the same three month comparison.

        Selling, general and administrative decreased about $69,000, or 14%, to about $430,000 for the three months ended March 31, 1997 from about $499,000 for the three months ended March 31, 1996. The decrease was primarily from reduced personnel and related costs.

        As a result of the foregoing factors, the Company recorded operating income of about $158,000 for the three months ended March 31, 1997 compared to operating income of about $44,000 for the three months ended March 31, 1996.

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

        The Company had a working capital deficit of ($221,000) at March 31, 1997, compared to a deficit of ($286,000) at December 31, 1996. Current assets at March 31, 1997 included cash and investments of $37,000, which is an decrease of about $246,000 from December 31, 1996. The decrease in working capital was principally due to the payments on short-term debt.

        Much of the Company's funds have been used to reduce its litigation settlement obligation to Frank Manchak, Jr., that originated in 1995. The Company paid Mr. Manchak $260,000 in the first quarter of 1997.

        At March 31, 1997, the Company had a balance due Mr. Manchak of $440,000. In January, 1997, the Company entered into a letter agreement with Mr. Manchak to satisfy its remaining obligation to him. Under the terms of this agreement, the Company agreed to satisfy the balance through either the delivery to Mr. Manchak of shares of the Company's common stock, or cash payment. The Company has agreed to deliver 250,000 shares of the Company's common stock to Mr. Manchak on or before May 1, 1997. These shares have not been delivered yet because the parties are still negotiating the final terms of the agreement. The Company anticipates delivery of these shares during the second quarter of this year. After delivery of the shares, Mr. Manchak will attempt, over a period of approximately four months, to sell a sufficient volume of shares to satisfy the remaining obligation. The Company has guaranteed that Mr. Manchak will be able to generate at least $60,000 per month from his sale of not more than 30,000 shares of the Company's common stock and also that Mr. Manchak will generate sufficient funds from his sales of the Company's common stock to discharge the Company's remaining debt to him, by approximately September 5, 1997. If Mr. Manchak either fails to raise a total of $440,000 from his sales of the Company's common stock on or about September 5, 1997, or fails to realize income of at least $60,000 per month for sales of the Company's common stock, the Company will be required to make up any shortfall in cash. The September 5, 1997 date is contingent upon the date of delivery of the shares, however, the later the shares are delivered, the more likely it is that the September 5, 1997 deadline will be extended. Once the Company has satisfied all of its obligation to Mr. Manchak, he is required to surrender to the Company, without payment of any additional consideration, the lesser of 100,000 shares of the Company's common stock and such number of shares that are in his possession at such time. The final terms of the amendment to the settlement, as outlined in the letter agreement, are in the process of being incorporated into an amendment of the final settlement agreement. This agreement may significantly help reduce the Company's cash flow concerns in 1997.

        The other debt of the Company includes an interest bearing short-term note payable to a bank with an outstanding balance of $13,330 that matures in June, 1997; and, an interest bearing short-term note payable to its former legal counsel who represented the Company in the alleged patent infringement lawsuit with an outstanding balance of $37,500 that matures in December, 1997; and, three interest bearing long-term notes, payable to the Partnership, each bearing interest at 8.25%, with a total outstanding balance of $195,188 that mature at various times through January 1, 1999.

        On March 31, 1996, the Company sold its remaining wholly-owned subsidiary, BioCheck Labs, to its employees for a nominal sum. The sale was motivated by the fact that BioCheck produced losses, and it was reasonably anticipated it would continue to do so.

        The Company has agreed to acquire the remaining 50% ownership in Pan-American N-Viro from Synagro, Inc., a public company headquartered in Houston, Texas. The Company will transfer to Synagro 75,000 unregistered shares of the Company's common stock for the interest. The Company anticipates that these shares will be registered in the future. Pan-American N-Viro has exclusive licensing rights for all N-Viro technology in Central and South America.

        The Company incurred costs through the first quarter of 1997 for engineering work for a privately operated facility to be constructed in Honolulu, Hawaii. In February, 1997, the Company made a formal request with the City of Honolulu to reimburse all costs incurred to date, plus incidental costs. The Company anticipates these monies to be recovered in 1997. However, there can be no assurance that such sums will be recovered.

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

        In February, 1997, the Company obtained a working capital line of credit of $100,000. Borrowings against the line bear interest at prime plus 1.75%, and are collateralized by accounts receivable, inventories and equipment, and assignment of the wastewater treatment contract with the City of Toledo, Ohio, and are due on demand. The balance owed on the line of credit is $55,000 at March 31, 1997.

        The Company believes that its working capital together with the line of credit and reduction of debt through the delivery of unregistered shares of stock to creditors, will provide sufficient cash to meet the Company's cash requirements through 1997. Recovery of the Honolulu investment would help liquidity and cash flow.

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

                           PART II - OTHER INFORMATION

Item 5.  Other Information.

        (a)  None.



Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

                      27   Financial Data Schedule
                      99   Press release dated May 6, 1997

        (b) Two reports on Form 8-K were filed; one on January 14, 1997 and one on April 25, 1997.

                        N-VIRO INTERNATIONAL CORPORATION

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               N-VIRO INTERNATIONAL CORPORATION

Date:    May 14, 1997          /S/J. Patrick Nicholson
      ----------------         -------------------------------------------------
                               J. Patrick Nicholson
                               Chairman , President and Chief Executive Officer
                               (Principal Executive Officer)

Date:    May 14, 1997          /S/James K. McHugh
      ----------------         -------------------------------------------------
                               James K. McHugh
                               Chief Financial Officer
                               (Principal Financial & Accounting Officer)