Form 10-Q
period 1997-06-30
N-VIRO INTERNATIONAL CORP
filed 1997-08-14
CIK 904896

==============================================================================
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended June 30, 1997

                                      OR

 |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                        Commission File Number: 0-21802
                            ______________________

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

                            ______________________


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days. Yes X  No   .
                                                          ---   ---
         As of June 30, 1997, 2,230,750 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

------------------------------------------------------------------------------
==============================================================================



                                          PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                         N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                    Three Months Ended June 30                Six Months Ended June 30
                                              ---------------------------------------   --------------------------------------
                                                    1997                 1996                 1997                 1996
                                              ------------------   ------------------   ------------------   ------------------
Revenues                                       $      1,081,293     $        995,703     $      2,150,159     $      1,949,275

Cost of revenues                                        434,983              409,109              915,914              819,721
                                              ------------------   ------------------   ------------------   ------------------

Gross profit                                            646,310              586,594            1,234,245            1,129,554

Selling, general & admin. expenses                      437,849              552,848              868,077            1,051,765
                                              ------------------   ------------------   ------------------   ------------------

Operating income                                        208,461               33,746              366,168               77,789

Other income (expense):
    Interest income (expense), net                       (8,302)               2,643              (17,952)               4,957
    Equity in gains of joint ventures                         0               (1,125)              18,540               21,535
    Other income (loss)                                   9,375               (3,724)               6,678               31,774
                                              ------------------   ------------------   ------------------   ------------------

Income before income taxes                              209,534               31,540              373,434              136,055

Income taxes                                                  -                    -                    -                    -
                                              ------------------   ------------------   ------------------   ------------------

Net income                                    $         209,534    $          31,540    $         373,434    $         136,055
                                              ==================   ==================   ==================   ==================


Net income per share                          $            0.10    $            0.02    $            0.18    $            0.07
                                              ==================   ==================   ==================   ==================
Weighted ave. common shares outstanding               2,037,000            2,037,000            2,037,000            2,037,000
                                              ==================   ==================   ==================   ==================









                See Notes to Consolidated Financial Statements



                                         N-VIRO INTERNATIONAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                  December 31,
                                                                         1997                        1996
ASSETS                                                               (Unaudited)                  (Audited)
                                                                -----------------------     -----------------------
Current assets
       Cash and cash equivalents                                $               79,072       $             282,115
       Securities available-for-sale                                             1,401                       1,401
       Trade receivables                                                     1,107,166                     788,628
       Other receivables                                                       100,584                     113,544
       Assets held for sale                                                    793,139                     780,108
       Prepaid expenses and other assets                                       312,772                     225,597
                                                                -----------------------     -----------------------

                                           Total Current assets              2,394,134                   2,191,393

Property and equipment                                                         593,677                     621,558

Investment in Joint Ventures                                                   924,281                     919,352

Intangibles and Other assets                                                   442,475                     434,634
                                                                -----------------------     -----------------------

TOTAL ASSETS                                                    $            4,354,567      $            4,166,937
                                                                =======================     =======================

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
       Current maturities of long-term debt                      $             645,283      $              911,706
       Accounts payable                                                      1,239,476                   1,306,862
       Accrued expenses                                                        196,568                     258,779
                                                                -----------------------     -----------------------

                                      Total Current liabilities              2,081,327                   2,477,347
                                                                -----------------------     -----------------------

Long-Term Debt, less current maturities                                         76,747                     276,031
                                                                -----------------------     -----------------------

Stockholders' Equity
       Common stock, $.01 par value; authorized
               45,000,000 shares;  issued 1997 2,230,750
                           and 1996 2,094,250 shares                            22,308                      20,943
       Additional paid-in capital                                           12,456,591                  12,048,455
       Retained earnings (deficit)                                          (9,664,429)                (10,037,862)
                                                                -----------------------     -----------------------
                                                                             2,814,470                   2,031,536
       Less treasury stock, at cost, 57,250 shares                             617,977                     617,977
                                                                -----------------------     -----------------------
                                                                             2,196,493                   1,413,559
                                                                -----------------------     -----------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $            4,354,567      $            4,166,937
                                                                =======================     =======================




                See Notes to Consolidated Financial Statements


                                         N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                             -------------------------------------------
                                                                                    1997                    1996
                                                                             --------------------    -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $           316,691     $           29,885

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from joint venture                                                             ---                 250,000
    Proceeds from sale of property and equipment                                           4,665                 67,511
    Expenditures for property and equipment                                              (32,137)              (110,648)
    Expenditures for intangibles and other assets                                        (23,879)               (15,375)
                                                                             --------------------    -------------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         (51,351)               307,817

CASH FLOWS FROM FINANCING ACTIVITIES

    Repayments of long-term debt                                                        (555,883)              (458,282)
    Issuance of notes payable                                                               ---                 100,000
    Net borrowings on revolving credit agreement                                          87,500                  ---
                                                                             --------------------    -------------------

NET CASH USED BY FINANCING ACTIVITIES                                                   (468,383)              (358,282)
                                                                             --------------------    -------------------

NET DECREASE IN CASH                                                                    (203,043)              (136,909)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         282,115                223,942
                                                                             --------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $            79,072     $           87,033
                                                                             ====================    ===================






                See Notes to Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the Company) are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 1997 may not be indicative of the results of operations for the year ended December 31, 1997. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1996.

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

        The financial statements are consolidated as of June 30, 1997 and December 31, 1996 for the Company. Adjustments have been made to eliminate all intercompany transactions.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern. Such basis assumes the realization of assets and the satisfaction of liabilities, each in the normal course of business. The Company has generated positive cash flows from operating activities in 1997. However, the amount of cash and investments available at June 30, 1997 are not sufficient to finance the current level of operations and satisfy other cash requirements through 1997 and into 1998. Consequently, the Company's ability to meet its current and future obligations is primarily dependent upon its ability to continue profitable operations and obtain additional debt financing. The Company is negotiating to obtain additional short-term debt financing which, in management's opinion, would provide adequate cash flow to finance the Company's cash requirements. The satisfactory completion of those plans are the Company's principal means of providing sufficient cash flows to meet 1997 obligations.

2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $60,000 for the six months ended June 30, 1997, and $30,000 for the six months ended June 30, 1996 under a contract arrangement signed in 1993 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

        In June of 1997, the Company reached agreements with three trade creditors to eliminate, in the aggregate, $259,500 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditors, in the aggregate, 86,500 shares of Common Stock. All three trade creditors are current members of the Board of Directors of the Company, J. Patrick Nicholson, Bobby Carroll and Frederick Kurtz. Additionally, Mr. Nicholson is the Chairman of the Board, Chief Executive Officer and President of the Company. The number of shares of Common Stock issued to, and the corresponding amount of short-term debt forgiven by Mr. Nicholson, Mr. Carroll and Mr. Kurtz is set forth in the table below: All such shares of Common Stock were issued and delivered to the Company's creditors pursuant to appropriate exemptions from registration under the Securities Act and state securities laws. All of the exchanges were evidenced by written Share Exchange Agreements between the Company and each of the creditors. Copies of such Share Exchange Agreements were filed as Exhibits to the Company's Form 8-K filed on July 18, 1997 which has been incorporated herein by reference.

                                                                     No of Shares Issued in
Creditor                         Amount of Cancelled Debt                   Exchange
--------                         ------------------------            ----------------------
J. Patrick Nicholson                        $ 48,000                          16,000
Bobby Carroll                               $150,000                          50,000
Frederick Kurtz                             $ 61,500                          20,500


        In addition to the share exchanges described above, the Company, in June of 1997, also reached agreement with N-Viro Energy Systems, Ltd. an Ohio limited partnership ("NVESL") and the holder of 45% of the issued and outstanding share of the Common Stock to cancel $150,000 of the Company's short-term debt to NVESL in exchange for the Company's issuance and delivery to NVESL of 50,000 shares of Common Stock. At the time of this agreement, the Company's total indebtedness to NVESL was $176,500. Such indebtedness was evidences by three promissory notes in the aggregate amount of $191,500. In exchange for the cancellation of the three original promissory notes, the Company agreed to issue and deliver to NVESL (i) 50,000 shares of Common Stock and (ii) a promissory note in the amount of $26,500. The shares of Common Stock issued and delivered to NVESL were issued and delivered pursuant to applicable exemptions from registration under the Securities Act and state securities laws. Further, this exchange was evidenced by a written Share Exchange Agreement which was filed by the Company as an Exhibit to the Company's Form 8-K filed on July 18, 1997.

3.      CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,664. The lease expires in December 1997. The total minimum rental commitment at June 30, 1997 is $28,000. The total rental expense included in the statements of operations for each of the periods ended June 30, 1997 and 1996 is approximately $28,000.

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

        Total revenues of $1,081,000 for the quarter ended June 30, 1997 compared to $996,000 for the same period of 1996. The increase in revenue is due primarily to an increase in license fees. The Company increased its cost of revenues from the same period of 1996 due to the increase in management fee revenue, with the gross profit percentage increasing only slightly. Selling, general and administrative costs also continued to decrease from the same period of 1996. These changes resulted in a net profit of $210,000 for the quarter ended June 30, 1997 compared to a net profit of $32,000 for the quarter ended June 30, 1996.

         The Company anticipates that its development of a network of marketing representatives and regional partnerships will more than offset the Company's reduced staffing in generating new sales revenue.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 WITH THREE MONTHS ENDED JUNE 30, 1996

         Overall revenue increased $86,000, or 9% to $1,081,000 for the three months ended June 30, 1997 from $996,000 for the three months ended June 30, 1996. The net increase in revenue was due primarily to the following:

         a) Licensing of the N-Viro process, including territory fees, earned the Company $165,000 for the quarter, an increase of $65,000 over the same period in 1996;

         b) The Company's processing revenue, including facility management revenue, posted a net increase of $39,000 over the same period ended June 30, 1996;

         c) Sales of alkaline admixture increased $12,000 over the same period ended June 30, 1996;

         d) The elimination in 1997 of $30,000 revenue from the Company's wholly owned subsidiary, BioCheck Laboratories, Inc. ("BioCheck"), which was sold in April, 1996.

         Gross profit increased $60,000, or 10%, to $646,000 for the three months ended June 30, 1997 from $587,000 for the three months ended June 30, 1996, primarily from the net increase in license and territory fees. The gross profit margin increased slightly to 60% from 59% for the same six month comparison.

         Selling, general and administrative expenses decreased $115,000, or 21%, to $438,000 for the three months ended June 30, 1997 from $553,000 for the three months ended June 30, 1996. The decrease was primarily from reduced personnel and related costs.

         As a result of the foregoing factors, the Company recorded operating income of $208,000 for the three months ended June 30, 1997 compared to operating income of $34,000 for the three months ended June 30, 1996.

         The Company has not fully recognized the tax benefit of the losses incurred in prior periods and accordingly, the effective tax rate for the period was zero.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 WITH SIX MONTHS ENDED JUNE 30, 1996

         Overall revenue increased $201,000, or 10% to $2,150,000 for the six months ended June 30, 1997 from $1,949,000 for the six months ended June 30, 1996. The net increase in revenue was due primarily to the following:

         a) Licensing of the N-Viro process, including territory fees, earned the Company $245,000 for the year, an increase of $145,000 over the same period in 1996;

         b) The Company's processing revenue, including facility management revenue, posted a net increase of $40,000 over the same period ended June 30, 1996;

         c) Sales of alkaline admixture increased $74,000 over the same period ended June 30, 1996;

         d) The elimination in 1997 of $55,000 revenue from the Company's wholly owned subsidiary, BioCheck Laboratories, Inc. ("BioCheck"), which was sold in April, 1996.

         Gross profit increased $105,000, or 9%, to $1,234,000 for the six months ended June 30, 1997 from $1,130,000 for the six months ended June 30, 1996, primarily from the elimination of low gross profits associated with BioCheck, and the net increase in license and territory fees. The gross profit margin decreased slightly to 57% from 58% for the same six month comparison.

         Selling, general and administrative expenses decreased $184,000, or 17%, to $868,000 for the six months ended June 30, 1997 from $1,052,000 for the six months ended June 30, 1996. The decrease was primarily from reduced personnel and related costs.

         As a result of the foregoing factors, the Company recorded operating income of $366,000 for the six months ended June 30, 1997 compared to operating income of $78,000 for the six months ended June 30, 1996.

         The Company has not fully recognized the tax benefit of the losses incurred in prior periods and accordingly, the effective tax rate for the period was zero.

LIQUIDITY AND CAPITAL RESOURCES

         In its February 26, 1997 Report of Independent Auditors to the Company's Board of Directors, the Company's auditors raise the issue of the Company's ability to continue as a "going concern", in light of the Company's current financial position.

         The Company had working capital of $313,000 at June 30, 1997, compared to a deficit of ($286,000) at December 31, 1996. Current assets at June 30, 1997 included cash and investments of $80,000, which is a decrease of $203,000 from December 31, 1996. The increase in working capital was principally due to the restructuring of debt to equity and the operating income for the period.

         Much of the Company's available funds have been used to reduce its litigation settlement obligation to Frank Manchak, Jr. that originated in 1995. The Company paid Mr. Manchak a total of $290,000 in the first six months of 1997.

         At June 30, 1997, the Company had a balance due Mr. Manchak of $410,000. On July 18, 1997, the Company made an additional payment to Mr. Manchak of $30,000. Also on July 18, 1997, the Company and Mr. Manchak entered into a Second Amendment to the original Settlement Agreement (the "Second Amendment") between the parties with respect to that certain lawsuit entitled FRANK MANCHAK, JR. V. N-VIRO ENERGY SYSTEMS, LTD. that was filed by Mr. Manchak in the United States District Court for the Central District of California, Case No. CV-93-3042-ABC.

         Pursuant to the terms of the Second Amendment, the Company issued 250,000 shares (the "Shares") of the Company's voting common stock, with par value of $.01 per share (the "Common Stock") as well as an option to purchase an additional 100,000 shares of Common Stock, at a purchase price of $2.50 per share. The Second Amendment further provides that the Company's remaining obligation to Mr. Manchak in the amount of $380,000 will be due and payable in full on November 15, 1997 without interest. The amount of this obligation, however, will be reduced if Mr. Manchak sells any of the Shares prior to November 1, 1997 and may be further reduced by certain payments that may be made to Mr. Manchak by or on behalf of the Company prior to November 15, 1997, all as more particularly described in the Second Amendment. The Company made one such payment, in the amount of $60,000 to Mr. Manchak on or about August 1, 1997. This payment reduced the amount of the Company's remaining obligation to Mr. Manchak to $320,000. The Second Amendment was filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K dated July 18, 1997 which is incorporated herein by reference.

         Under the terms of the Second Amendment, prior to November 1, 1997, Mr. Manchak may, but is not required to, sell Shares. Of the 250,000 shares of Common Stock issued to Mr. Manchak under the Second Amendment, 100,000 shares are being held in escrow by Shumaker, Loop & Kendrick, LLP, special counsel to the Company (the "Escrow Agent"). The terms of the escrow are described in the paragraphs below.

         The number of shares of Common Stock that may be sold by Mr. Manchak and the aggregate amount of proceeds from such sales that Mr. Manchak may receive on a monthly basis are subject to certain limitations set forth in the Second Amendment. These limitations preclude Mr. Manchak from selling more than 45,000 shares of Common Stock during the months of July, August and September and 55,000 shares of Common Stock in October of 1997. Mr. Manchak did not sell any shares of Common Stock in July of 1997. The number of shares of Common Stock that Mr. Manchak may sell on a monthly basis is limited further by a provision in the Second Amendment to Settlement Agreement limiting the aggregate amount of proceeds that he may receive from his sales of Common Stock to $90,000 per month during the months of July, August and September and $110,000 during the month of October. Once Mr. Manchak realizes an amount equal to or greater than the proceeds limitation in any given month, he is required to refrain from making any additional sales of shares of Common Stock during such months.

         All sums received by Mr. Manchak as a result of his sale of the Shares, reduced by any transaction costs, such as broker's fees and commissions incurred by him in the course of such sales, will reduce the aggregate amount of the Company's remaining obligation to Mr. Manchak on a dollar for dollar basis. As an inducement to Mr. Manchak to enter into the Second Amendment, the Company has guaranteed that he will receive at least $60,000 per month during the months of July, August, September and October either from (x) his sales of the Shares, (y) through supplemental payments by the Company or, (z) the redemption of some or all of the Shares by the Company. Any such supplemental payments by the Company as well as any proceeds from the Company's redemption of Shares will reduce, on a dollar for dollar basis, the amount of the Company's remaining obligation to Mr. Manchak.

         On or about October 1, 1997, based solely upon information provided by Mr. Manchak and reviewed by the Company, the Escrow Agent will calculate
(i) the amount of the Company's remaining obligation to Mr. Manchak as at the close of business on September 30, 1997 (the Remaining Obligation") and (ii) the number of Shares held by Mr. Manchak as at the close of business on September 30, 1997 (the "Remaining Shares"). After determining the amount of the Remaining Obligation and the number of Remaining Shares, the Escrow Agent shall multiply the number of Remaining Shares by two and subtract such number of dollars from the amount of the Remaining Obligation to calculate the "Share Deficit Amount". Finally, the Escrow Agent shall divide the Share Deficit Amount by two and shall deliver to Mr. Manchak such number of shares of Common Stock from the shares of Common Stock held in escrow. The remaining shares of escrowed Common Stock, if any, shall be returned to the Company and retired.

         In addition to 100,000 Shares, the Company also has agreed to place $100,000 in escrow to meet certain of its contingent obligations to Mr. Manchak pursuant to the terms of the Second Amendment. This $100,000 is to be transferred by the Company to the Escrow Agent on August 15, 1997. Until such time as the funds in escrow are exhausted, all payments required to be made by the Company to Mr. Manchak pursuant to the terms of the Second Amendment shall be made by the Escrow Agent from the funds held in escrow. After the funds held in escrow are exhausted, and prior to August 15, 1997, payments shall be made directly by the Company.

         At the Company's option it may satisfy the Share Deficit Amount through the Escrow Agent's delivery to Mr. Manchak of a cash payment in an amount equal to the Share Deficit Amount. On November 15, 1997, after satisfaction of the Company's obligations to Mr. Manchak, any remaining funds held in escrow shall be distributed to the Company.

         On November 15, 1997, the remaining portion of the Company's obligation to Mr. Manchak, if any, shall become due and payable. Under the terms of the Second Amendment, the Company will satisfy any remaining portion of the Company's obligation by redeeming, at a price of $2.00 per share, such number of the Shares held by Mr. Manchak at such time as is necessary such that the aggregate amount of funds received by Mr. Manchak as a result of his sales of the Shares, exclusive of any transaction costs, such as broker's fees and commissions, plus any cash payments received by him from the Company or the Escrow Agent pursuant to the terms of the Second Amendment shall equal $410,000. Mr. Manchak is under no obligation to sell any of the Shares to the Company on November 15, 1997. However, any such Shares that Mr. Manchak decides to retain on such date shall reduce the amount of the Company's obligation to him by the sum of $2.00 per share.

         The option granted to Mr. Manchak with respect to the purchase of an additional 100,000 shares of Common Stock at a purchase price of $2.50 per share shall become exercisable on November 15, 1997 and shall be exercisable for a period of up to sixty days following such date. Pursuant to the terms of the Second Amendment and the option, Mr. Manchak has the right to resell all or a portion of the shares acquired pursuant to the terms of the option back to the Company at a price of $3.00 per share at any time during the two business days immediately following the date of the exercise of the option. Mr. Manchak forfeits this right, however, in the event that he sells any of the shares acquired upon exercise of the option in a public offering pursuant to an effective registration statement under the Securities Act of 1933 and the rules and regulations promulgated thereunder, as amended from time to time. Prior to exercising the option, Mr. Manchak also has the right, in his sole and absolute discretion, to require the Company to repurchase all or a portion of the 100,000 shares of Common Stock covered by the option by paying Mr. Manchak an amount equal to $.50 per share multiplied by the number of shares of Common Stock with respect to which Mr. Manchak is willing to forfeit his option.

         THE INFORMATION SET FORTH ABOVE WITH RESPECT TO THE SECOND AMENDMENT SUMMARIZES AND RESTATES CERTAIN TERMS AND PROVISIONS IN THE SECOND AMENDMENT. THE COMPANY BELIEVES THAT SUCH SUMMARY CONTAINS A FAIR STATEMENT OF SUCH DOCUMENT, HOWEVER, THE SUMMARY DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED BY REFERENCE TO THE SECOND AMENDMENT TO SETTLEMENT AGREEMENT WHICH WAS FILED AS AN EXHIBIT TO THE COMPANY'S FORM 8-K DATED JULY 18, 1997.

         The other debt of the Company includes the following: (i) an interest bearing short-term note payable to a bank with an outstanding balance of $3,330 that matures in June, 1997; (ii) an interest bearing short-term note payable to its former legal counsel who represented the Company in the alleged patent infringement lawsuit with an outstanding balance of $25,000 that matures in December, 1997; (iii) one interest bearing long-term note, payable to the Partnership, bearing interest at 8.25%, with a outstanding balance of $49,651 that matures at January 1, 1999.

         Effective June 30, 1997, the Company issued 136,500 shares of unregistered common stock to four individuals in exchange for eliminating $409,500 in debt. This transaction is reflected in the balance sheet of the Company as of June 30, 1997. This transaction was reported in the Form 8-K filed by the Company on July 18, 1997.

         The Company incurred costs through the second quarter of 1997 for engineering work for a privately operated facility to be constructed in Honolulu, Hawaii. In February, 1997, the Company made a formal request with the City of Honolulu to reimburse all costs incurred to date, plus incidental costs. On July 15, 1997, the Company signed Contract Change Order No. 1 with the City of Honolulu to reimburse the Company "non-transferable" costs of $200,000 by July 30, 1997 and $250,000 by July 15, 1998. An additional
$299,651 in "transferable" costs will be included in a new operating contract fee structure with the City. The Company has received the $200,000 due July
30, 1997. This transaction was reported in the Form 8-K filed by the Company on July 18, 1997.

         In February, 1997, the Company obtained a working capital line of credit of $100,000. Borrowings against the line bear interest at prime plus 1.75%, and are collateralized by accounts receivable, inventories and equipment, and assignment of the wastewater treatment contract with the City of Toledo, Ohio, and are due on demand. The balance owed on the line of credit is $87,500 at June 30, 1997.

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

                          PART II - OTHER INFORMATION

Item 5.  Other Information.

        (a)  None.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                      27   Financial Data Schedule
                      99   Press release dated August 12, 1997

        (b)  One report on Form 8-K was filed on July 18, 1997.

                       N-VIRO INTERNATIONAL CORPORATION

                                  Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                N-VIRO INTERNATIONAL CORPORATION

Date:   August 14, 1997         /S/J. Patrick Nicholson
      -------------------       --------------------------------
                                J. Patrick Nicholson
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)

Date:   August 14, 1997         /S/James K. McHugh
      -------------------       --------------------------------
                                James K. McHugh
                                Chief Financial Officer
                                (Principal Financial & Accounting Officer)