Form 10-Q
period 1997-09-30
N-VIRO INTERNATIONAL CORP
filed 1997-11-14
CIK 904896

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-21802

                            -------------------------

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

                            -------------------------

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to the filing requirements for at least the past 90 days. Yes X  No     .
                                                             ---   ----

                  As of September 30, 1997, 2,695,750 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

--------------------------------------------------------------------------------
================================================================================

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements



                        N-Viro International Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)


                                           Three Months Ended Sept. 30          Nine Months Ended Sept. 30
                                           -----------------------------       -----------------------------
                                              1997              1996              1997               1996
                                           -----------       -----------       -----------       -----------
Revenues                                     $   995,539       $ 1,421,463       $ 3,145,698       $ 3,370,738

Cost of revenues                                 425,871           770,236         1,341,785         1,589,957
                                             -----------       -----------       -----------       -----------

Gross profit                                     569,668           651,227         1,803,913         1,780,781

Selling, general & admin. expenses               425,927           896,548         1,294,004         1,948,313
                                             -----------       -----------       -----------       -----------

Operating income (loss)                          143,741          (245,321)          509,909          (167,532)

Other income (expense):
    Interest income (expense), net                (3,149)            9,924           (21,101)           14,881
    Equity in gains (losses) of joint            (10,179)          (39,116)            8,361           (17,581)
    ventures
    Other income (loss)                          (25,247)           11,137           (18,569)           42,911
                                             -----------       -----------       -----------       -----------

Income (loss) before income taxes                105,166          (263,376)          478,600          (127,321)

Income taxes                                           -                 -                 -                 -
                                             -----------       -----------       -----------       -----------

Net income (loss)                            $   105,166       $  (263,376)      $   478,600       $  (127,321)
                                             ===========       ===========       ===========       ===========


Net income (loss) per share                  $      0.04       $     (0.13)      $      0.22       $     (0.06)
                                             ===========       ===========       ===========       ===========
Weighted ave. common shares outstanding        2,416,826         2,037,000         2,165,674         2,037,000
                                             ===========       ===========       ===========       ===========








                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                    September 30,      December 31,
                                                                         1997              1996
ASSETS                                                               (Unaudited)         (Audited)
                                                                     ------------       ------------
Current assets
       Cash and cash equivalents                                     $    189,769       $    282,115
       Securities available-for-sale                                        1,401              1,401
       Trade receivables                                                1,242,439            788,628
       Other receivables                                                  379,216            113,544
       Assets held for sale                                               360,926            780,108
       Prepaid expenses and other assets                                  218,051            225,597
                                                                     ------------       ------------

                                           Total current assets         2,391,802          2,191,393

Property and equipment                                                    568,097            621,558

Investment in joint ventures                                              914,414            919,352

Intangibles and other assets                                              618,947            434,634
                                                                     ------------       ------------

TOTAL ASSETS                                                         $  4,493,260       $  4,166,937
                                                                     ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
       Current maturities of long-term debt                          $    324,589       $    911,706
       Accounts payable                                                 1,087,076          1,306,862
       Accounts payable-related parties                                     5,517                  -
       Accrued expenses                                                   203,405            258,779
                                                                     ------------       ------------

                                      Total current liabilities         1,620,587          2,477,347
                                                                     ------------       ------------

Long-term debt, less current maturities                                    60,542             68,719
Long-term debt - related parties                                             ---             207,312
                                                                     ------------       ------------
                                                                           60,542            276,031
                                                                     ------------       ------------
Stockholders' equity
       Common stock, $.01 par value; authorized
               45,000,000 shares;  issued 1997 2,505,750
                             and 1996 2,094,250 shares                     25,058             20,943
       Additional paid-in capital                                      12,964,319         12,048,455
       Retained earnings (deficit)                                     (9,559,269)       (10,037,862)
                                                                     ------------       ------------
                                                                        3,430,108          2,031,536
       Less treasury stock, at cost, 57,250 shares                        617,977            617,977
                                                                     ------------       ------------
                                                                        2,812,131          1,413,559
                                                                     ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  4,493,260       $  4,166,937
                                                                     ============       ============

                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                           Nine Months Ended
                                                              September 30,
                                                       ------------------------
                                                         1997             1996
                                                       ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 200,118       $  63,557

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds on assets held for sale                     200,000             ---

    Proceeds from joint venture                              ---         250,000

    Proceeds from sale of property and equipment           4,665          67,511
    Expenditures for property and equipment              (43,934)       (110,648)
    Expenditures for intangibles and other assets        (30,259)        (31,653)
                                                       ---------       ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                130,472         175,210

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of debt                                  (780,889)       (652,674)
    Issuance of common stock                             332,353             ---

    Issuance of notes payable                                ---         255,000

    Repayments on notes receivable                        25,600          23,500
                                                       ---------       ---------

NET CASH USED BY FINANCING ACTIVITIES                   (422,936)       (374,174)
                                                       ---------       ---------

NET DECREASE IN CASH                                     (92,346)       (135,407)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         282,115         223,942
                                                       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 189,769       $  88,535
                                                       =========       =========













                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the Company) are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results of operations for the year ended December 31, 1997. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1996.

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

        The financial statements are consolidated as of September 30, 1997 and December 31, 1996 for the Company. Adjustments have been made to eliminate all intercompany transactions.

        The Company's consolidated financial statements have been presented on the basis that it is a going concern. Such basis assumes the realization of assets and the satisfaction of liabilities, each in the normal course of business. The Company has generated positive cash flows from operating activities in 1997. However, the amount of cash and investments available at September 30, 1997 are not sufficient to finance the current level of operations and satisfy other cash requirements through 1997 and into 1998. Consequently, the Company's ability to meet its current and future obligations is primarily dependent upon its ability to continue profitable operations and obtain additional debt financing. The Company is negotiating to obtain additional short-term debt financing which, in management's opinion, would provide adequate cash flow to finance the Company's cash requirements. The satisfactory completion of those plans are the Company's principal means of providing sufficient cash flows to meet 1997 obligations.

2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $90,000 for the nine months ended September 30, 1997, and $45,000 for the nine months ended September 30, 1996 under a contract arrangement signed in 1993 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

         In June of 1997, the Company reached agreements with three trade creditors to eliminate, in the aggregate, $259,500 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditors, in the aggregate, 86,500 shares of Common Stock. All three trade creditors are current members of the Board of Directors of the Company, J. Patrick Nicholson, Bobby Carroll and Frederick Kurtz. Additionally, Mr. Nicholson is the Chairman

of the Board, Chief Executive Officer and President of the Company. The number of shares of Common Stock issued to, and the corresponding amount of short-term debt forgiven by, Mr. Nicholson, Mr. Carroll and Mr. Kurtz is set forth in the table below:

====================== ======================== ==================================
Creditor               Amount of Canceled Debt  No. of Shares Issued in Exchange
---------------------- ------------------------ ----------------------------------
J. Patrick Nicholson   $48,000                  16,000
---------------------- ------------------------ ----------------------------------
Bobby Carroll          $150,000                 50,000
---------------------- ------------------------ ----------------------------------
Frederick Kurtz        $61,500                  20,500
====================== ======================== ==================================

All such shares of Common Stock were issued and delivered to the Company's creditors pursuant to appropriate exemptions from registration under federal and state securities laws. All of the exchanges were evidenced by written Share Exchange Agreements between the Company and each of the creditors. Copies of such Share Exchange Agreements were filed as Exhibits to the Company's Form 8-K filed on July 18, 1997 which has been incorporated herein by reference.


         In addition to the share exchanges described above, the Company, in June of 1997, also reached agreement with N-Viro Energy Systems, Ltd. an Ohio limited partnership ("NVESL") and the holder of 45% of the issued and outstanding share of the Common Stock to cancel $150,000 of the Company's short-term debt to NVESL in exchange for the Company's issuance and delivery to NVESL of 50,000 shares of Common Stock. At the time of this agreement, the Company's total indebtedness to NVESL was $176,500. Such indebtedness was evidenced by three promissory notes in the aggregate amount of $191,500. In exchange for the cancellation of the three original promissory notes, the Company agreed to issue and deliver to NVESL (i) 50,000 shares of Common Stock and (ii) a promissory note in the amount of $26,500. The shares of Common Stock issued and delivered to NVESL were issued and delivered pursuant to applicable exemptions from registration under the Securities Act and state securities laws. Further, this exchange was evidenced by a written Share Exchange Agreement which was filed by the Company as an Exhibit to the Company's Form 8-K filed on July 18, 1997.

3.      CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,664. The lease expires in December 1997. The total minimum rental commitment at September 30, 1997 is $14,000. The total rental expense included in the statements of operations for each of the periods ended September 30, 1997 and 1996 is approximately $42,000.

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

        Total revenues were $996,000 for the quarter ended September 30, 1997 compared to $1,421,000 for the same period of 1996. The decrease in revenue is due primarily to a decrease in territory fees. The Company, however, decreased its cost of revenues for the same period of 1996. The decrease in cost of revenues was due primarily to the decrease in commissions expense. As a result, the gross profit percentage increased to 57% for the quarter September 30, 1997 from 46% for the same period of 1996. Selling, general and administrative costs also decreased for the same period of 1996. These changes collectively resulted in a net profit of $105,000 for the quarter ended September 30, 1997 compared to a net loss of ($263,000) for the quarter ended September 30, 1996.

         The Company anticipates that its development of a network of marketing representatives and regional partnerships will more than offset the Company's reduced staffing in generating new sales revenue.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

        Overall revenue decreased $426,000, or 30%, to $996,000 for the three months ended September 30, 1997 from $1,422,000 for the three months ended September 30, 1996. The net decrease in revenue was due primarily to the following:

        a) Licensing of the N-Viro process, including territory fees, earned the Company $201,000 for the quarter, a decrease of $399,000 from the same period in 1996. The Company also recorded a $600,000 territory sale in the third quarter 1996 that was fully offset by commission and bad debt expenses;

        b) The Company's processing revenue, including facility management revenue, posted a net increase of $18,000 over the same period ended September 30, 1996;

        c) Sales of alkaline admixture increased $9,000 from the same period ended September 30, 1996;

        d) Rental income decreased $33,000 from the same period ended September 30, 1996, and,

        e) Other sources of revenue decreased by a net of $21,000.

        Gross profit decreased $81,000, or 12%, to $570,000 for the three months ended September 30, 1997 from $651,000 for the three months ended September 30, 1996. This increase in gross profit was primarily a result of the net decrease in license and territory fees. The gross profit margin however, increased to 57% from 46% for the same nine month comparison.

        Selling, general and administrative expenses decreased $471,000, or 52%, to $426,000 for the three months ended September 30, 1997 from $897,000 for the three months ended September 30, 1996. The decrease was due to a bad debt expense of $400,000 in 1996, and the balance primarily from reduced personnel and costs related thereto.


        As a result of the foregoing factors, the Company recorded operating income of $144,000 for the three months ended September 30, 1997 compared to operating loss of ($245,000) for the three months ended September 30, 1996.

        For the quarter ended September 30, 1996, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. For the quarter ended September 30, 1997, the losses have been recognized to reduce the current year income. Accordingly, the effective tax rate for the period was zero.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

        Overall revenue decreased $171,000, or 5% to $3,146,000 for the nine months ended September 30, 1997 from $3,317,000 for the nine months ended September 30, 1996. The net decrease in revenue was due primarily to the following:

        a) Licensing of the N-Viro process, including territory fees, earned the Company $446,000 for the year, a decrease of $254,000 from the same period in 1996;

        b) The Company's processing revenue, including facility management revenue, posted a net increase of $64,000 over the same period ended September 30, 1996;

        c) Sales of alkaline admixture increased $82,000 from the same period ended September 30, 1996;

        d) Rental income decreased $28,000 from the same period ended September 30, 1996, and,

        e) Other sources of revenue decreased by a net of $35,000.

        Gross profit increased $23,000, or 1%, to $1,804,000 for the nine months ended September 30, 1997 from $1,781,000 for the nine months ended September 30, 1996. This increase in gross profit was primarily a result of the net increase in license fee income which has a lower associated cost of sales compared to territory fees. The gross profit margin increased to 57% from 53% for the same nine month comparison.

        Selling, general and administrative expenses decreased $654,000, or 34%, to $1,294,000 for the nine months ended September 30, 1997 from $1,948,000 for the nine months ended September 30, 1996. The decrease was due to a bad debt expense of $400,000 in 1996, and the balance primarily from reduced personnel and costs related thereto.

        As a result of the foregoing factors, the Company recorded operating income of $510,000 for the nine months ended September 30, 1997 compared to operating loss of ($168,000) for the nine months ended September 30, 1996.

        For the year ended September 30, 1996, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. For the year ended September 30, 1997, the losses have been recognized to reduce the current year income. Accordingly, the effective tax rate for the period was zero.

LIQUIDITY AND CAPITAL RESOURCES

        In its February 26, 1997 Report of Independent Auditors to the Company's Board of Directors, the Company's auditors raise the issue of the Company's ability to continue as a "going concern", in light of the Company's current financial position.

        The Company had working capital of $771,000 at September 30, 1997, compared to a deficit of ($286,000) at December 31, 1996. Current assets at September 30, 1997 included cash and investments of $191,000, which is a decrease of $92,000 from December 31, 1996. The increase in working capital was principally due to the restructuring of debt to equity and the operating income for the period.

         On August 1, 1997, the Company issued 75,000 shares of unregistered Common Stock to Synagro Technologies, a licensee of the Company, in exchange for the remaining 50% interest in Pan-American N-Viro, Inc.
The market value of the stock at the time of issuance was $2.375 per share.

         On September 9, 1997, the Company executed a Subscription Agreement with Gregory Meyer, to purchase 42,000 unregistered shares of the Company's Common Stock for $1.75 per share. This subscription agreement was included by the Company as an exhibit to the Company's Form 8-K filed on October 9, 1997.

         On September 23, 1997, the Company executed a Stock Purchase Agreement with Heartland Limited Partnership I ("Heartland"), a Wisconsin Limited Partnership, to purchase 158,000 unregistered shares of the Company's Common Stock for $1.75 per share. Also on September 23, 1997, the Company executed a Registration Rights Agreement with Heartland, in connection with the Stock Purchase Agreement, 120,000 shares of the Company's Common Stock. Both agreements were included by the Company as exhibits to the Company's Form 8-K filed on October 9, 1997.

        Much of the Company's available funds have been used to reduce its litigation settlement obligation to Frank Manchak, Jr. that originated in 1995. The Company paid Mr. Manchak a total of $440,000 in the first nine months of 1997.

         At September 30, 1997, the Company had a balance due Mr. Manchak of $260,000. On October 7, 1997, the Company made an additional payment to Mr. Manchak of $60,000.

         On July 18, 1997, the Company and Mr. Manchak entered into a Second Amendment to the original Settlement Agreement (the "Second Amendment") between the parties with respect to that certain lawsuit entitled FRANK MANCHAK, JR. V. N-VIRO ENERGY SYSTEMS, LTD. that was filed by Mr. Manchak in the United States District Court for the Central District of California, Case No. CV-93-3042-ABC.

         Pursuant to the terms of the Second Amendment, the Company issued to Frank Manchak, Jr. 250,000 shares (the "Shares") of the Company's voting common stock, with par value of $.01 per share (the "Common Stock") as well as an option (the "Option") to purchase an additional 100,000 shares of Common Stock, at a purchase price of $2.50 per share. The Second Amendment further provided that the Company's remaining obligation to Mr. Manchak would be due and payable in full on November 15, 1997 without interest. The amount of this obligation, however, was to be reduced if Mr. Manchak sold any of the Shares prior to November 1, 1997 and would be further reduced by certain payments that might have been made to Mr. Manchak by or on behalf of the Company prior to November 15, 1997, all as more particularly described in the Second Amendment. The Second Amendment was filed with the Securities &

Exchange Commission as an exhibit to the Company's Current Report on Form 8-K dated July 18, 1997 which is incorporated herein by reference.

         Under the terms of the Second Amendment, prior to November 1, 1997, Mr. Manchak was permitted, but was not required, to sell Shares. Of the 250,000 shares of Common Stock issued to Mr. Manchak under the Second Amendment, 100,000 shares were held in escrow by Shumaker, Loop & Kendrick, LLP, special counsel to the Company (the "Escrow Agent"). The terms of the escrow are described in the paragraphs below.

         All sums received by Mr. Manchak as a result of his sale of the Shares, reduced by any transaction costs, such as broker's fees and commissions incurred by him in the course of such sales, were to have reduced the aggregate amount of the Company's remaining obligation to Mr. Manchak on a dollar for dollar basis.

         On or about October 1, 1997, based solely upon information provided by Mr. Manchak and reviewed by the Company, the Escrow Agent was to have calculated
(i) the amount of the Company's remaining obligation to Mr. Manchak as at the close of business on September 30, 1997 (the Remaining Obligation") and (ii) the number of Shares held by Mr. Manchak as at the close of business on September 30, 1997 (the "Remaining Shares"). After determining the amount of the Remaining Obligation and the number of Remaining Shares, the Escrow Agent was to have multiplied the number of Remaining Shares by two and subtract such number of dollars from the amount of the Remaining Obligation to calculate the "Share Deficit Amount". Finally, the Escrow Agent was to have divided the Share Deficit Amount by two and delivered to Mr. Manchak such number of shares of Common Stock from the shares of Common Stock held in escrow. The remaining shares of escrowed Common Stock, if any, were to be returned to the Company and retired. None of the shares held in escrow were delivered to Mr. Manchak or returned to the Company. Instead, such shares remain in escrow with the Escrow Agent.

         On November 15, 1997, the remaining portion of the Company's obligation to Mr. Manchak, if any, was to become due and payable. Under the terms of the Second Amendment, the Company was to satisfy any remaining portion of the Company's obligation by redeeming, at a price of $2.00 per share, such number of the Shares held by Mr. Manchak at such time as was necessary such that the aggregate amount of funds received by Mr. Manchak as a result of his sales of the Shares, exclusive of any transaction costs, such as broker's fees and commissions, plus any cash payments received by him from the Company or the Escrow Agent pursuant to the terms of the Second Amendment would equal $410,000.

        All of Mr. Manchak's sales of the Shares were to be made under and pursuant to the terms of an S-3 registration statement to be filed by the Company with the Securities & Exchange Commission. The Company filed such an S-3 registration statement with the Securities & Exchange Commission on July 21, 1997. However, such registration statement was never made effective. Accordingly, Mr. Manchak did not sell any of the Shares.

        In July of 1997, the Company made a $30,000 cash payment to Mr. Manchak. Additional cash payments of $60,000 each were made in August, September and October of 1997.

        In light of the fact that the S-3 had not been declared effective yet, the Company, in September of 1997, entered into negotiations with Mr. Manchak regarding the cash settlement of its remaining obligations to him and the return to the Company of the Shares and the Option. In early November, 1997, the Company and Mr. Manchak reached an agreement in principle that (i) the Company would satisfy its entire remaining obligation to Mr. Manchak in exchange for a cash payment of $250,000 and (ii) in exchange for such payment, Mr. Manchak would return the Shares, including the Shares held in escrow, and the Option to the Company. The Company presently is negotiating the terms of a definitive agreement with Mr. Manchak with respect to this matter. On November 13, 1997, the Company transferred $250,000 to Mr. Manchak's counsel to be held in escrow by such counsel until the definitive agreement is signed. The Company reasonably anticipates executing the definitive agreement with Mr. Manchak prior to the end of the year.

      The other debt of the Company includes an interest bearing short-term note payable to its former legal counsel who represented the Company in the alleged patent infringement lawsuit with an outstanding balance of $12,500 that matures in December, 1997.

        Effective June 30, 1997, the Company issued 136,500 shares of unregistered common stock to four individuals in exchange for eliminating $409,500 in debt. This transaction is reflected in the balance sheet of the Company as of September 30, 1997. This transaction was reported in the Form 8-K filed by the Company on July 18, 1997.

        The Company incurred costs through the third quarter of 1997 for engineering work for a privately operated facility to be constructed in Honolulu, Hawaii. In February, 1997, the Company made a formal request with the City of Honolulu to reimburse all costs incurred to date, plus incidental costs. On July 15, 1997, the Company signed Contract Change Order No. 1 with the City of Honolulu to reimburse the Company "non-transferable" costs of $200,000 by July 30, 1997 and $250,000 by July 15, 1998. An additional $299,651 in
"transferable" costs will be included in a new operating contract fee structure with the City. The Company has received the $200,000 due July 30, 1997. This transaction was reported in the Form 8-K filed by the Company on July 18, 1997.

        In February, 1997, the Company obtained a working capital line of credit of $100,000. Borrowings against the line bear interest at prime plus 1.75%, and are collateralized by accounts receivable, inventories and equipment, and assignment of the wastewater treatment contract with the City of Toledo, Ohio, and are due on demand. Their is no balance owed on the line of credit at September 30, 1997.

        The Company believes that its working capital together with the line of credit, will provide sufficient cash to meet the Company's cash requirements through 1997.

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

                           PART II - OTHER INFORMATION


Item 5.  Other Information.

        (a)  None.



Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                      27 Financial Data Schedule
                      99 Press release dated November 12, 1997

        (b) No reports were filed on Form 8-K during the quarter.

                        N-VIRO INTERNATIONAL CORPORATION


                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               N-VIRO INTERNATIONAL CORPORATION





Date:     November 14, 1997    /S/  J. Patrick Nicholson
        ---------------------  -------------------------
                               J. Patrick Nicholson
                               Chairman , President and Chief Executive Officer
                               (Principal Executive Officer)




Date:     November 14, 1997    /S/  James K. McHugh
        ---------------------  --------------------
                               James K. McHugh
                               Chief Financial Officer
                               (Principal Financial & Accounting Officer)