Form 10-K405
period 1997-12-31
N-VIRO INTERNATIONAL CORP
filed 1998-04-14
CIK 904896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                         COMMISSION FILE NUMBER: 0-21802

                                 --------------

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


                                 --------------


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

                  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of registrant's Common Stock in the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") as of April 1, 1998, was approximately $2,953,000.

                  The number of shares of Common Stock of the registrant outstanding as of April 1, 1998, was 2,755,733.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  None.

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

                                      INDEX



                                                                     PAGE
                                                                     ----

                                     PART I

    Item 1.      Business                                              1

    Item 2.      Properties                                            9

    Item 3.      Legal Proceedings                                     9

    Item 4.      Submission of Matters to a Vote of Security Holders  10

                                     PART II

    Item 5.      Market for Registrant's Common Equity and Related    10
                 Stockholder Matters

    Item 6.      Selected Financial Data                              10

    Item 7.      Management's Discussion and Analysis of              12
                 Financial Condition and Results of Operations

    Item 8.      Financial Statements and Supplementary Data          20

    Item 9.      Changes in and Disagreements with Accountants        21
                 on Accounting and Financial Disclosure

                                    PART III

    Item 10.     Directors and Executive Officers of the Registrant   21

    Item 11.     Executive Compensation                               22

    Item 12.     Security Ownership of Certain Beneficial Owners      27
                 and Management

    Item 13.     Certain Relationships and Related Transactions       28

                                     PART IV

    Item 14.     Exhibits, Financial Statement Schedules, and         30
                 Reports on Form 8-K

                                     PART I



ITEM 1.           BUSINESS

GENERAL

         N-Viro International Corporation (the "Company" or "N-Viro"), incorporated in April, 1993, owns and licenses the N-Viro Process, a patented technology to treat and recycle wastewater sludges and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electric utilities and other industries. See "The N-Viro Process."

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

         In order to implement this strategy, the Partnership agreed to combine with American N-Viro Resources, Inc., National N-Viro Tech, Inc., N-Viro Midwest, Inc., N-Viro Soil South, Inc. and Tennessee-Carolina N-Viro (collectively, the "Combined Agents") to form the Company. The Company was incorporated in April 1993 primarily to expand the opportunities for capitalizing on the N-Viro Process. The Company assumed the Partnership's agreements with the remaining agents who are continuing to market the N-Viro Process in their respective territories.

         The Company became a public company on October 12, 1993 with an initial public offering (the "IPO") of 2,000,000 shares of Common Stock at $9.50 per share. On October 19, 1993, the Partnership contributed to the Company all of its assets (except certain marketable securities and accounts receivable from certain related parties), subject to all liabilities (except certain retained liabilities), and the stockholders of the Combined Agents contributed to the Company all of the outstanding capital stock of such entities in exchange for a total of 6,000,000 shares of Common Stock of the Company and organization notes totaling $5,221,709 (including notes of $276,909 which resulted from a partial exercise of an over-allotment option). The organization notes were repaid out of the proceeds from the IPO. On November 10, 1993, an additional 112,000 shares were sold pursuant to the exercise by the Underwriters of their over-allotment option.

         On October 30, 1995, at a Special Meeting of the Shareholders, the shareholders approved a one for four reverse stock split which reduced the number of issued and outstanding shares of the Common Stock. This reverse split did not affect the Company's retained deficit and the stockholders' equity remained substantially unchanged. This action was deemed necessary by management of the Company to remain in compliance with the minimum bid price requirement of Nasdaq or the alternative net tangible assets requirement and for continued listing of the Common Stock on Nasdaq. The reverse split reduced the number of issued and outstanding shares of the Common Stock to approximately 2,037,000 (net of 57,250 treasury shares).

         In late 1995, the Company's business strategy changed from being a low cost provider of a process to marketing the N-Viro Process that produces an "exceptional quality" sludge product, as defined in the Section 503 Sludge Regulations under the Clean Water Act of 1987 (the "Section 503 Sludge Regulations"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will build and operate the N-Viro facility. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludges generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis. The Company has granted 47 licenses to use the N-Viro Process. There are currently 38 N-Viro facilities operating throughout the world using the N-Viro Process. The Company estimates that these operating N-

Viro facilities are treating and recycling sludge at an annualized rate of approximately 140,000 dry tons per year. The nine licensees not currently operating include both international and domestic contractors or public generators who are developing or designing site specific N-Viro facilities.

         Since 1995, the Company has marketed licenses for the use of the N-Viro Process through its own sales and marketing force in the United States in 30 states and the District of Columbia and internationally throughout the world. In the remaining states, and in these other parts of the world, the Company licenses the N-Viro Process through agents (the "Agents"). Typically, the agreements with the Agents provide for the Company to receive a portion of the up-front license fees and ongoing royalty fees paid by the licensees and a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro SoilTM. Agents have total responsibility and control over the marketing and contracts for N-Viro technology subject only to license models or minimum agreements with the Company.

         The Company is marketing the use of the N-Viro Process through its own sales and marketing in house staff and manufacturers representatives. Revenues are derived from domestic and international licensing of the N-Viro Process, the sale of alkaline admixtures used in some N-Viro Processes, management fees from the operation of a treatment facility in Toledo, Ohio, one time sales of the N-Viro Process technology, and sale of ancillary products and services. The sales representative network is the key component of the Company's domestic sales strategy. The manufacturers representatives network was started by the Company after acquiring eight of eleven domestic agents. These representatives receive a commission on certain revenue.

         The Toledo, Ohio facility is a "Contract Management Agreement" with the City of Toledo. Revenue from the Toledo operation accounts for about 35% of the Company's total revenue. The Company processes Toledo's bio-solids and sells the N-Viro Soil product. This contract will expire in October of 1999. Currently, the contract is in its second five-year renewal period, and the Company reasonably expects to renew this for another term. The relationship between the City of Toledo and the Company has been satisfactory.

THE N-VIRO PROCESS

         The N-Viro Process is a patented process for the treatment and recycling of bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludges from municipal wastewater treatment facilities. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product under the United States Environmental Protection Agency (the "EPA") 40 CFR part 503 Sludge Regulations.

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

         N-Viro Soil is sold for agricultural use as a bio-organic and mineral fertilizer with agricultural liming and nutrient values, as landfill cover material, as a topsoil blending ingredient and for land reclamation projects. The Company estimates that approximately five percent of the N-Viro Soil produced is sold to landfills for cover material, small amounts are sold for land reclamation and similar projects, and a substantial portion of the remainder is sold for agricultural use or as a topsoil blend. Although the use of N-Viro Soil is not subject to any federal regulations or restrictions, each N-Viro facility is typically required to obtain a state and/or local permit for the sale of N-Viro Soil. In addition, many states and/or local governments require site-specific permits for the use of sludge products in bulk amounts.

RESEARCH AND DEVELOPMENT

         Research and development on the N-Viro Process is performed primarily by BioCheck Laboratories, Inc. ("BioCheck"), formerly a wholly-owned subsidiary of the Company. In 1997 the Company spent approximately $60,000 on testing of the process, and considers it's relationship with BioCheck to be satisfactory.

         In 1997 the Company spent approximately $50,000 on research and patent development. Research and development on N-Viro Soil has been, to date, performed primarily by Dr. Terry J. Logan and his staff at The Ohio State University pursuant to a consulting arrangement with the Company. To date, Dr. Logan has acted as an independent consultant to the Company on a part-time basis and is a director of the Company.

         All participants on the Company's technology council, including Dr. Logan and the officers of BioCheck Laboratories, have contracts with the Company, protecting its rights.

         In addition, the United States Department of Agriculture (the "USDA") and the Ohio Coal Development Authority (the "OCDA"), have provided substantial grants to N-Viro International, Rodale Institute, and Compost Council (USDA), and to BioCheck (OCDA), to demonstrate the effectiveness of compost and bio-mineral technology on manure (USDA) and ash utilization or bio-mineral processes (OCDA). Both these grants have funded approximately $100,000 annually for the past three years. The Company's net revenue after costs from these grants has been immaterial.

         The Company's initial pasteurization patents have over nine years of patent life remaining. Newer technologies for accelerated stabilization and use of carbon dioxide have a longer life cycle. Two patents, including dryer and "BioBlend" technology are still pending so the patent life has not begun to expire.

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

         In late 1997, N-Viro was awarded a $500,000 grant from USDA to build a pilot plant at Beltsville, Maryland, to demonstrate the ability of both old and new N-Viro technology to disinfect animal manure pathogens, fixate their metals, reduce their odors and most importantly, immobilize soluble nutrients to prevent water pollution. The Company expects this facility to be "on-line" in the summer of 1998.

ORGANIZATION

         The Company has continued to streamline its operations in 1997 in an effort to provide for an effective, efficient and customer responsive organization. Domestic Sales and Marketing and Management of the Toledo, Ohio facility is directed by the Company's Vice-President of Sales and Marketing and assisted by sales and marketing personnel who coordinate their actions within the network of manufacturers representatives. Staff personnel are responsible for the sales and promotions of the N-Viro Process in assigned states. International Sales and Marketing is directed by the Company's Chief Executive Officer.

         Prior to late 1995, the marketing and distribution territories were assigned specifically to divisions of the Company or to its Agents.

--------------------------------------------------------------------------------------------
                                      The Agents
--------------------------------------------------------------------------------------------

     Synagro Technologies, Inc. (1)...........................Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas
     N-Viro Resources, Inc.                                   Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota,
                                                              South Dakota and Wyoming
     N-Viro Systems Canada, Inc...............................Canada
     Nesher Israel Cement, Ltd................................Israel
     Bio-Recycle Pty. Ltd.....................................Australia, New Zealand and Singapore

     (1) Synagro Technologies, Inc. is a public company whose shares are traded on the Nasdaq.

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

INDUSTRY OVERVIEW

         Sludge Management Practices and the 40 CFR part 503 Sludge Regulations. Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use. On February 19, 1993, the EPA published the 40 CFR part 503 Sludge Regulations ("part 503 Regs") under the Clean Water Act of 1987 implementing the EPA's "exceptional quality" sludge program. The part 503 Regs establish sludge use and disposal standards applicable to approximately 35,000 publicly and privately-owned wastewater treatment plants in the United States, including primary publicly-owned treatment works ("POTWs"), secondary and advanced treatment POTWs, privately-owned treatment works, federally-owned treatment works and domestic septage haulers. The EPA currently estimates that the 13,000 to 15,000 POTWs generate 110 to 150 million wet metric tons of sewage sludge per year. Under the part 503 Regs, sludge may be disposed of in municipal solid waste landfills approved under Subtitle D of the Resource Conservation and Recovery Act ("RCRA"), or may be surface disposed, incinerated or land applied for beneficial use in accordance with the requirements established by the part 503 Regs.

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

         "Exceptional quality" sludge products are treated by the EPA as fertilizer material, thereby exempting these products from federal restrictions on their agricultural use or land application. N-Viro Soil that is produced according to N-Viro Process specifications meets the pollutant concentration limits and other standards set forth in the part 503 Regs and, therefore, is an "exceptional quality" sludge product that exceeds the EPA's standards for unrestricted agricultural use and land application. Lower quality sludges, including sludge-based products that meet Class B pathogen levels and certain pollutant control and pest attraction requirements, may also be applied to the land for beneficial use but are subject to greater record keeping and reporting requirements and restrictions governing, among other items, the type and location of application, the volume of application and limits on cumulative levels of metals. Sludges applied to the land for agricultural use must meet Class B pathogen levels and, if applied in bulk, require an EPA permit.

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

         Sludge treatment alternatives other than disposal include processes, such as aerobic and anaerobic digestion and lime stabilization, that typically produce lower quality sludge products, and other processes, such as pelletization, composting, high heat lime sterilization and high heat en-vessel lime pasteurization, that produce "exceptional quality" sludge products. Some of these processes have established a significant market presence, and the Company cannot predict whether any of such competing treatment processes will be more or less successful than the N-Viro Process. In 1997, the primary competition to N-Viro technology was the dumping of raw sewage sludge in landfills. While such practices are prohibited in some states, e.g. North Carolina, New Jersey and Ohio, the practice is accepted by the USEPA.

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

         The part 503 Regulations. Sewage sludge and the use and disposal thereof is regulated under the Clean Water Act. On February 19, 1993, the EPA published the part 503 Regulations under the Clean Water Act implementing the EPA's "exceptional quality" sludge program. These regulations establish sludge use and disposal standards applicable to approximately 35,000 wastewater treatment plants in the United States, including approximately 12,750 publicly owned treatment works ("POTWs"). Under the part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" sludge products and are not subject to any federal restrictions on agricultural use or land application. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product. Lower quality sludges and sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants. Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit. Agricultural and land applications of all sludges and sludge products, including N-Viro Soil and other "exceptional quality" sludge products, are typically subject to state and local regulation and, in most cases, require a permit.

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

         The Clean Air Act. The Clean Air Act empowers the EPA to establish and enforce ambient air quality standards and limits of emissions of pollutants from specific facilities. The Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose stringent requirements upon owners and operators of facilities that discharge emissions into the air.

         Existing N-Viro facilities generally have installed "baghouse" technology for alkaline admixture storage and handling operations in order to collect airborne dust. At present, the Company does not believe that N-Viro facilities will be required to undertake any further measures in order to comply with the Clean Air Act or the existing Clean Air Act Amendments. Ammonia odors of varying strength typically result from sludge treatment processes, including the N-Viro Process. A number of N-Viro facilities have installed ammonia "scrubbers" to reduce ammonia odors produced to varying degrees by the N-Viro Process. The installation of ammonia "scrubbers" is not required by the Clean Air Act or the existing Clean Air Amendments. However, the Company or its licensees may be required under the Occupational Safety and Health Act and state laws regulating nuisances, odors and air toxic emissions to install odor control technology to limit ammonia emissions and odors produced during the N-Viro Process, particularly at N-Viro facilities located near populated residential areas. The amount of ammonia gas produced is dependent upon the type of sludge being treated and the amount and type of alkaline admixture being used.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980. CERCLA imposes strict, joint and several liability upon owners and operators of facilities where a release of hazardous substances has occurred, upon parties who generated hazardous substances into the environment that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to such facilities.

         The Company believes that the N-Viro Process poses little risk of releasing hazardous substances into the environment that presently could result in liability under CERCLA. Although the sewage sludge and alkaline waste products could contain hazardous substances (as defined under CERCLA), the Company has developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the sludge and the alkaline admixture to be used in the N-Viro Process and reviewing incineration and other permits held by the entities from whom alkaline admixtures are obtained.

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

         In addition, many states enforce landfilling restrictions for non-hazardous sludge. These regulations typically require a permit to sell or use sludge products as landfill cover material. There can be no assurance that N-Viro facilities or landfill operators will be able to obtain required permits.

         Environmental impact studies may be required in connection with the development of future N-Viro facilities. Such studies are generally time consuming and may create delays in the construction process. In addition, unfavorable conclusions reached in connection with such a study could result in termination of, or expensive alterations to, the N-Viro facility being developed.

EMPLOYEES

         As of December 31, 1997, the Company had 19 employees in the following capacities: 8 engaged in sales and marketing; 6 in finance and administration; and 5 in operations. The Company considers its relationships with its employees to be satisfactory.

         The Company is a party to a collective bargaining agreement covering certain employees of National N-Viro Tech, Inc., a wholly-owned subsidiary of the Company. The employees that are covered by the collective bargaining agreement work at the Toledo, Ohio N-Viro facility which is operated by the Company on a contract management basis for the City of Toledo. These employees are members of the International Brotherhood of Teamsters, Chauffers, Warehouseman and Helpers Local Union #20, and the Company considers its relationships with the organization to be satisfactory. At present, the agreement expires October 31, 1999.

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

         As of December 31, 1997, there were 38 N-Viro facilities operating throughout the world. The sludge processing capacity of these facilities ranges from one to 160 dry tons per day. The Company estimates that these N-Viro facilities are processing wastewater sludge at an annualized rate of approximately 140,000 dry tons per year. In 1997, four new licenses were executed by N-Viro; the City of Auburn, Indiana, the City of Fairbanks, Alaska, the City of Raleigh, North Carolina and the City of Urbana, Ohio.

         The N-Viro Soil produced is typically sold within 100 miles of the N-Viro facility and used for a variety of purposes, depending upon the needs of the local market. The chart below summarizes the current annualized sludge processing volume for each of the ten largest N-Viro facilities.

                                                                          Approximate Sludge
                                                                           Processing Volume
                             Facility Location                              (dry tons/year)
                   ----------------------------------                    --------------------
                   Middlesex County, New Jersey                                 54,000
                   Wilmington, Delaware                                         12,000
                   Syracuse, New York                                           11,000
                   Phillipsburg, New Jersey                                      8,500
                   Toledo, Ohio                                                  8,000
                   Minneapolis/St. Paul, Minnesota                               5,000
                   Asheville, North Carolina                                     4,000
                   Greenville, South Carolina                                    4,000
                   Riverstone, Australia                                         3,000
                   Ft. Meade, FL                                                 3,000

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

ITEM 2.           PROPERTIES

         The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that expires on December 31, 2002. The Company believes its relationship with its lessor is satisfactory.

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

         The agreement was amended in 1996 to provide that the Company would receive $881,000 for the contribution of property, each partner would contribute $250,000 for working capital, and the Company would receive a 47% interest in Florida N-Viro.

         On December 31, 1997, the members of Florida N-Viro Management, LLC, the management company of the Florida entity, approved a Settlement Agreement that amended certain provisions of existing documents involving the Company. Among those approved were the recovery of monies due the Company pursuant to the Manchak settlement in November of 1997 and an increase in the Company's ownership percentage in Florida N-Viro to 50%. Also contained in the Agreement was the issuance of a $250,000 Promissory Note to the Company for an existing trade receivable due the Company from VFL Technologies, the other partner in Florida N-Viro Management, LLC.

         Because of the joint development of early N-Viro patents with the Medical College of Ohio ("MCO"), in 1995 the Company and MCO agreed that the rights of MCO to any intellectual property of value to the Company which currently may be in development or patentable is equivalent to $31,730 for MCO's portion of royalties through the year ending December 31, 1997. The Company and MCO have also agreed that future claims to the N-Viro Soil process is only 1/4 of 1% of technical revenues. MCO rights to BioBlend and other new N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies.

ITEM 3.           LEGAL PROCEEDINGS.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is listed in the Nasdaq Small Cap Market under the symbol "NVIC". The price range of the Common Stock in the Market since January 1, 1996, was as follows:

-------------------------------------------------------------------------------------------------------
                    Quarter                                 High                       Low
-------------------------------------------------------------------------------------------------------
First 1996                                                    6                      1 & 3/4
-------------------------------------------------------------------------------------------------------
Second 1996                                                   6                         3
-------------------------------------------------------------------------------------------------------
Third 1996                                                    6                      2 & 3/8
-------------------------------------------------------------------------------------------------------
Fourth 1996                                                4 & 1/4                   1 & 7/8
-------------------------------------------------------------------------------------------------------
First 1997                                                    3                         2
-------------------------------------------------------------------------------------------------------
Second 1997                                                2 & 1/8                   1 & 5/16
-------------------------------------------------------------------------------------------------------
Third 1997                                                 3 & 1/4                   1 & 5/8
-------------------------------------------------------------------------------------------------------
Fourth 1997                                                3 & 3/8                   2 & 1/8
-------------------------------------------------------------------------------------------------------

The Company's stock price closed at $2.625 per share on April 6, 1998.

HOLDERS

         As of April 1, 1998, the number of holders of record of the Company's Common Stock was 919.

DIVIDENDS

         The Company has never paid dividends with respect to its Common Stock.

ITEM 6.           SELECTED FINANCIAL DATA

         The Company was incorporated in April 1993. In September 1993, an agreement was entered into pursuant to which N-Viro Energy Systems, Ltd., an Ohio limited partnership contributed to the Company all of its assets (except certain marketable securities and accounts receivable from certain related parties) subject to all liabilities (except certain retained liabilities), and the stockholders of the Combined Agents contributed to the Company all of the outstanding capital stock of each of such entities, in each case in exchange for Common Stock and promissory notes (the "Organization"). The Organization was accounted for as if the Partnership and the Combined Agents (collectively, the "Company Entities") had always been members of the same operating group. Accordingly, historical financial statements of each of such entities have been combined throughout all relevant periods herein. Certain adjustments have been made to eliminate intercompany transactions between the Company Entities.

         The following selected combined statement of operations data for the period January 1, 1993 through October 19, 1993, the consolidated statement of operations data for the period October 20, 1993 through December 31, 1993, the consolidated statement of operations data for the years ended December 31, 1994, 1995, 1996 and 1997; and the combined and consolidated balance sheet data set forth below as of December 31, 1993, 1994, 1995, 1996 and 1997 respectively, have been derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors for the years ending December 31, 1994, and the period January 1, 1993 through October 19, 1993 and the period October 20, 1993 through December 31, 1993, and McGladrey & Pullen, LLP for the years ending December 31, 1995, 1996 and 1997. In the opinion of management, the financial data presented below reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K. Prior to the IPO, the Company Entities operated as separate, independent entities. The financial data presented below for the period prior to October 20, 1993 is not necessarily indicative of what the historical financial performance of the Company would have been, or what the future financial performance of the Company will be, as a combined entity.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            10/20/93      1/1/93
                                                                                                              thru         thru
                                                                                               Total for    12/31/93     10/19/93
                                     12/31/97      12/31/96      12/31/95      12/31/94           1993          (1)         (1)
--------------------------------------------------------------------------------------------------------------------------------
Revenues                              $4,053        $4,224        $5,214        $4,552         $4,619        $1,128       $3,491
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        534         (193)       (1,815)       (7,342)        (1,622)         (686)        (936)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share (2)        $0.23       $(0.09)       $(0.89)       $(3.66)            n/a       $(0.34)          n/a
--------------------------------------------------------------------------------------------------------------------------------
Pro Forma Net loss (3)                   n/a           n/a           n/a           n/a            n/a           n/a        (936)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA  (IN THOUSANDS):
--------------------------------------------------------------------------------------------------------------------------------
                                     12/31/97      12/31/96      12/31/95      12/31/94      12/31/93
--------------------------------------------------------------------------------------------------------------------------------
Total assets                           $4,423       $4,167        $5,062        $6,560        $12,860           n/a          n/a
--------------------------------------------------------------------------------------------------------------------------------
Notes payable                            $278       $1,188        $1,540        $1,661           $420           n/a          n/a
--------------------------------------------------------------------------------------------------------------------------------
Shareholder Advance                       n/a         $197           n/a           n/a            n/a           n/a          n/a
--------------------------------------------------------------------------------------------------------------------------------

(1)  Amounts represent the total of the combined results of the Company Entities for the period from January 1 through October
     19, 1993 and the consolidated results of the Company for the period from October 20 through December 31, 1993. These amounts have been accounted for as if the Partnership and the Combined Agents (collectively, the "Company Entities") had always been members of the same operating group.

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

         The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) agency, license and royalty, (ii) facility management and sludge processing, (iii) alkaline admixture, (iv) N-Viro Soil and (v) miscellaneous revenues:

                                                 FOR THE YEAR ENDED DECEMBER 31,
===================================================================================
                                                       1997       1996       1995
-----------------------------------------------------------------------------------
Agency, license and royalty                            28.2%      34.0%      18.8%
-----------------------------------------------------------------------------------
Facility management and sludge processing              33.6%      30.0%      34.9%
-----------------------------------------------------------------------------------
Alkaline admixture                                     33.1%      28.1%      30.6%
-----------------------------------------------------------------------------------
N-Viro Soil                                             1.1%       1.5%       1.2%
-----------------------------------------------------------------------------------
Laboratory                                              1.4%       3.3%       3.2%
-----------------------------------------------------------------------------------
Miscellaneous revenues                                  2.6%       3.1%      11.3%
-----------------------------------------------------------------------------------
                                          Totals      100.0%     100.0%     100.0%
===================================================================================

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

                                             -------------  ---------------  ------------- ----------------- -------------
      (Dollars in thousands)                  Year Ended         Period to    Year Ended          Period to    Year Ended
      ----------------------                 December 31,        Period       December 31,        Period      December 31,
                                              31, 1997          Percentage       1996            Percentage       1996
                                                                  Change                           Change
                                             -------------  ---------------  ------------- ----------------- -------------
COMBINED STATEMENT OF
OPERATIONS DATA:
Revenues                                     $       4,052         (4.1%)    $       4,224        (19.0%)    $       5,214
Cost of revenues                                     1,829          1.7%             1,798        (43.2%)            3,167
                                             -------------                   -------------                   -------------

Gross profit                                         2,223         (8.4%)            2,426         18.5%             2,047

Selling, general & administrative                    1,923        (30.1%)            2,751        (22.6%)            3,552
Other operating expenses                                              0                  0       (100.0%)              372
                                             -------------                   -------------                   -------------

Operating income (loss)                                300            *               (325)           *             (1,877)

Non-operating income (expense)                         (78)           *                132        112.9%                62
                                             -------------                   -------------                   -------------

Income (loss) before income tax (credits)
                                                       222            *               (193)           *             (1,815)
Federal and state income tax (credits)
                                                      (312)           *                  0            *                  0
                                             -------------                   -------------                   -------------

Net income (loss)                            $         534            *      $        (193)           *      $      (1,815)
                                             =============                   =============                   =============


PERCENTAGE OF REVENUES:
Revenues                                             100.0%                          100.0%                          100.0%
Cost of revenues                                      45.1                            42.6                            60.7
                                             -------------                   -------------                   -------------

Gross profit                                          54.9                            57.4                            39.3

Selling, general & administrative                     47.5                            65.1                            68.1
Other operating expenses                               0.0                             0.0                             7.2
                                             -------------                   -------------                   -------------

Operating income (loss)                                7.4                            (7.7)                          (36.0)

Non-operating income (expense)                        (1.9)                            3.1                             1.2
                                             -------------                   -------------                   -------------

Income (loss) before income tax
(credits)                                              5.5                            (4.6)                          (34.8)
Federal and state income tax
(credits)                                             (7.7)                            0.0                             0.0
                                             -------------                   -------------                   -------------

Net income (loss)                                     13.2%                           (4.6%)                         (34.8%)
                                             =============                   =============                   =============

* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 WITH YEAR ENDED DECEMBER 31, 1996

         Revenues decreased $172,000, or 4.1%, to $4,052,000 for the year ended December 31, 1997 from $4,224,000 for the year ended December 31, 1996. This decrease was due in part to the sale of one of its wholly-owned subsidiaries, BioCheck Laboratories, which contributed about $54,000 in revenue in 1996. The balance in the reduction in revenue of $118,000 was due to the following: revenues from one-time domestic license or international territory fees decreased $272,000, to $428,000 for 1997 from $700,000 for 1996; $600,000 of the
1996 revenue was due to a Malaysian license that was fully reserved in bad debts; revenues from existing on-line facilities, excluding BioCheck, increased $155,000 to $3,625,000 from $3,470,000 for 1996. In 1997 the Company received approximately $100,000 in gross royalty revenue from our European licensee, N-Viro Worldwide. Management is optimistic that activities in 1998 will increase due to the 1998 ban on ocean dumping of sewerage sludge by European Economic Community countries.

         Gross Profit decreased $203,000, or 8% to $2,223,000 for the year ended December 31, 1997 from $2,426,000 for the year ended December 31, 1996. The gross profit margin decreased to 55% from 57% for the year ended December 31, 1996. This decrease in gross profit margin was primarily due to the decrease in one-time license fee gross profit of $336,000, The gross profit margin from existing on-line facilities, excluding BioCheck, increased to 51% from 49% for 1996.

         Selling, General and Administrative expenses decreased 30% to $1,923,000 for the year ended December 31, 1997 from $2,751,000 for the year ended December 31, 1996. In 1997, the Company continued streamlining its operations, primarily through staff reduction. The Company reduced expenditures for salaries and employee benefits by $282,000, and for bad debts by $452,000. The Company anticipates that its development of a network of marketing representatives and regional partnerships will more than offset the Company's reduced staffing in generating new sales revenue. An additional $49,000 in expenses for non-personnel costs was reduced by the sale of BioCheck.

         Non-operating income (expense) decreased by $210,000 to a loss of $78,000 for the year ended December 31, 1997 from income of $132,000 for the year ended December 31, 1996. The decrease was primarily due to the Company recognizing legal and settlement income of $254,000 in 1996 relating to the settlement of the patient infringement litigation with Frank Manchak, Jr. See "Liquidity and Capital Resources".

         The Company recorded a deferred tax asset (credit) of $312,000 in 1997, to recognize the future tax benefit of a federal net operating loss carryforward to offset anticipated net income for years starting in 1998. The effective tax rate used was 39%. Realization of the asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         The Company recorded net income of $534,000 for the year ended December 31, 1997 compared to a net loss of $193,000 for the year ended December 31, 1996.

         In early 1996 the Company completed the transfer of its interest in the Fort Meade, Florida facility. The Company incurred a loss of approximately $46,000 on its share of Florida N-Viro LLP in 1997, a decrease of $4,000 from 1996. The Company expects to record losses from this investment through at least 1998. The audited financial statements of Florida N-Viro are included in this document after the Company's financial statements as Item 14(d), Financial Statements of Subsidiaries not Consolidated.

         In June of 1997, the Company reached agreements with three trade creditors to eliminate, in the aggregate, $259,500 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditors, in the aggregate, 86,500 shares of Common Stock. All three trade creditors are current members of the Board of Directors of the Company, J. Patrick Nicholson, Bobby Carroll and Frederick Kurtz. Additionally, Mr. Nicholson is the Chairman of the Board, Chief Executive Officer and President of the Company. The number of shares of Common Stock issued to, and the corresponding amount of short-term debt forgiven by, Mr. Nicholson, Mr. Carroll and Mr. Kurtz is set forth in the table below:

============================================================================================================
              Creditor                    Amount of Canceled Debt        No. of Shares Issued in Exchange
------------------------------------------------------------------------------------------------------------
J. Patrick Nicholson                              $ 48,000                            16,000
------------------------------------------------------------------------------------------------------------
Bobby Carroll                                     $150,000                            50,000
------------------------------------------------------------------------------------------------------------
Frederick Kurtz                                   $ 61,500                            20,500
============================================================================================================

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

         In addition to the share exchanges described above, the Company, in January of 1998, also reached agreement with Morgan Lewis & Bockius, New York, New York ("ML&B"), to cancel $60,000 of the Company's trade debt to ML&B in exchange for the Company's issuance and delivery to ML&B of 20,000 shares of Common Stock. At the time of this agreement, the Company's total indebtedness to ML&B was $90,272. The shares of Common Stock issued and delivered to ML&B will be issued and delivered pursuant to applicable exemptions from registration under the federal and state securities laws. A Form 8-K will be filed upon delivery of the shares, which is anticipated to be by May of 1998.

         In 1996 the Company agreed to acquire the remaining 50% ownership in Pan-America N-Viro from Synagro, Inc., a public company headquartered in Houston, Texas. The Company acquired this interest in September of 1996 and agreed to issue to Synagro 75,000 unregistered shares of the Company's common stock for the interest. The share certificates were issued in September of 1997. Pan-American N-Viro has exclusive licensing rights for all N-Viro technology in Central and South America. The market value of the stock at the time of issuance was $2.375 per share.

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

         The Company incurred a loss of $193,000 for the year ended December 31, 1996 compared to a loss of $1,815,000 for the year ended December 31, 1995. This loss includes $250,000 of other income for the settlement of a legal fee dispute relating to an alleged patent infringement lawsuit, and $42,000 of the investment losses in the Florida N-Viro joint venture.

         In early 1996 the Company completed the transfer of its interest in the Fort Meade, Florida facility. This sale resulted in the Company receiving $881,000 in 1995 and 1996 from VFL Technologies for a 47% ownership position. The Company incurred a loss of approximately $108,000 on its share of Florida N-Viro LLP in 1996, but is confident that this investment will be profitable in the near future.

         On March 31, 1996, the Company sold its remaining wholly-owned subsidiary, BioCheck Labs, to their employees for a nominal sum of one dollar. No gain or loss was recognized on the transaction. The sale was motivated by the fact that BioCheck produced losses, and would continue to do so. The subsidiary produced losses in for the first three months of 1996 of $39,000 and $131,000 for the twelve months ended December 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $420,000 at December 31, 1997 compared to ($286,000) at December 31, 1996. Current assets at December 31, 1997 included cash and investments of $33,000, which is a decrease of about $251,000 from December 31, 1996. The increase in working capital was principally due to the restructuring of certain debt to equity, additional sales of common stock, and the operating income for the year.

         In 1997 the Company's operating cash flow was positive for the first time in its history. However, the Company continued to have difficulty paying unsecured vendors on a current basis. The continued demand of cash to settle the Manchak litigation adversely affected collections of income from one of the Company's largest licensees. In addition, expenses relating to the continued progression and negotiation of the Honolulu project were not recovered until April, 1998. All of the Company's "key" vendors were not affected, and the Company does not anticipate the jeopardization of future relationships as a result.

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

         Much of the Company's cash flow has been used to eliminate its long-term litigation settlement obligation to Frank Manchak, that originated in 1995 and was paid off in November, 1997. The Company paid Mr. Manchak $750,000 in 1997, which continued the substantial drain on the Company's funds.

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

         On November 15, 1997, the remaining portion of the Company's obligation to Mr. Manchak, if any, was to have become due and payable. Under the terms of the Second Amendment, the Company was to satisfy any remaining portion of the Company's obligation by redeeming, at a price of $2.00 per share, such number of the Shares held by Mr. Manchak at such time as was necessary such that the aggregate amount of funds received by Mr. Manchak as a result of his sales of the Shares, exclusive of any transaction costs, such as broker's fees and commissions, plus any cash payments received by him from the Company or the Escrow Agent pursuant to the terms of the Second Amendment would equal $410,000.

        All of Mr. Manchak's sales of the Shares were to be made under and pursuant to the terms of an S-3 registration statement to be filed by the Company with the Securities & Exchange Commission. The Company filed such an S-3 registration statement with the Securities & Exchange Commission on July 21, 1997. However, such registration statement was never made effective, and on March 24, 1998, such registration statement was withdrawn. Accordingly, Mr. Manchak did not sell any of the Shares.

        In light of the fact that the S-3 had not been declared effective yet, the Company, in September of 1997, entered into negotiations with Mr. Manchak regarding the cash settlement of its remaining obligations to him and the return to the Company of the Shares and the Option. In early November, 1997, the Company and Mr. Manchak reached an agreement in principle that (i) the Company would satisfy its entire remaining obligation to Mr. Manchak in exchange for a cash payment of $250,000 and (ii) in exchange for such payment, Mr. Manchak would return the Shares, including the Shares held in escrow, and the Option to the Company. On November 13, 1997, the Company transferred $250,000 to Mr. Manchak's counsel to be held in escrow by such counsel until the definitive agreement is signed. On December 17, 1997, the definitive agreement was signed.

        Effective June 30, 1997, the Company issued 136,500 shares of unregistered common stock to four individuals in exchange for eliminating $409,500 in debt. This transaction was reported in the Form 8-K filed by the Company on July 18, 1997.

        The Company incurred costs through 1997 for engineering work for a privately operated facility to have been constructed in Honolulu, Hawaii. In July, 1997, the Company signed Contract Change Order No. 1 with the City of Honolulu to reimburse the Company "non-transferable" costs of $200,000 by July 30, 1997 and $250,000 by July 15, 1998. An additional $299,651 in "transferable" costs were to have been included in a new operating contract fee structure with the City, but on December 30, 1997, the City canceled these negotiations, and the transferable costs are now due the Company by November 30, 1998. The Company received the $200,000 in July, 1997. This Contract Change Order No. 1 was reported in the Form 8-K filed by the Company on July 18, 1997. The Company billed an additional $121,000 at December 31, 1997, for additional costs incurred from June through December, 1997.

        In 1997 the Company obtained a working capital line of credit of $200,000. Borrowings against the line bear interest at prime plus 1.75%, and are collateralized by accounts receivable, inventories and equipment, and assignment of the wastewater treatment contract with the City of Toledo, Ohio, and are due on demand. There was $120,000 owed on the line of credit at December 31, 1997.

        The Company believes that its working capital together with the line of credit, will provide sufficient cash to meet the Company's cash requirements through 1998.

         The Company's ability to license its technology during the last four years has been severely hampered, in part, by three events. These are:

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

         c. Infringement: The Company has been gathering evidence to support its claims of infringement, and expects to become more aggressive in protecting its patent rights in 1998.

         As a result of the market development discussed above and also due to a significant increase in public and private interest in the safe and responsible management of animal manure (2.2 billion USA market vs. 40 million USA sewer sludge market), the Company is optimistic that 1998 and beyond will see an increase in the sale and use of N-Viro technology. Moreover, public recognition (e.g., President's Commission on Food Safety) of the dangers of farm-derived pathogens in our food and water supply, and awareness of the highly negative impact of currently acceptable organic disposal practices on the ozone and global warming crisis, is creating renewed awareness of the long term ecological sustainability of N-Viro type concepts.

         Finally, the Company's decision that it is not a contractor and desires to sell its patented technology to all public and private sludge or manure treatment managers in exchange for license and royalty revenues, should help the Company's financial performance.

         The Company cautions that words used in this document such as "expects", "anticipates", "believes" and "may" as well as similar words and expressions used herein identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. Some, but not all, of the factors that could cause actual results to be different than those anticipated or predicted by the Company include: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for the Company's products or services in particular; (iii) the Company's loss of key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for the Company's products or services; and (v) increases in the Company's operating expenses resulting from increased costs of labor and/or consulting services.

INFLATION

         The Company believes that inflation has not had a material impact to date on the Company's operations.

EFFECT OF YEAR 2000 ISSUE ON THE COMPANY'S MANAGEMENT AND INFORMATION SYSTEMS

         The Company is conducting a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing an implementation plan to resolve the issue. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial position and results of operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

                                                                                                       PAGE
                                                                                                       ----

Reports of Independent Auditors ..........................................................              F-1

Financial Statements:


          Consolidated Balance Sheets as of December 31, 1997 and 1996 ...................              F-2



          Consolidated Statements of Operations for the years ended December 31, 1997,
              1996 and 1995 ..............................................................              F-3

          Consolidated Statement of Stockholders' Equity for the years ended
              December 31, 1997, 1996 and 1995 ...........................................              F-4

          Consolidated Statements of Cash Flows for the years ended December 31, 1997,
              1996 and 1995 ..............................................................              F-5


          Notes to Financial Statements ..................................................      F-6 to F-14

Financial Statement Schedule:

          Schedule II  Valuation and Qualifying Accounts and Reserves ....................             F-15

          All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          REPORT OF INDEPENDENT AUDITOR


To the Board of Directors
N-VIRO INTERNATIONAL CORPORATION
Toledo, Ohio

We have audited the accompanying consolidated balance sheets of N-VIRO INTERNATIONAL CORPORATION as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-VIRO INTERNATIONAL CORPORATION as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                     McGLADREY & PULLEN, LLP





Elkhart, Indiana
March 12, 1998

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

=======================================================================================================
                                                                                  December 31,
                                                                       -------------------------------
                                                                            1997               1996
-------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
   Cash and cash equivalents                                           $     31,677       $    282,115
   Securities available-for-sale                                              1,401              1,401
   Receivables:
      Trade                                                                 821,906            788,628
      Contract                                                              671,521            -----
      Notes                                                                 394,718            113,544
   Assets held for sale                                                     780,108
   Prepaid expenses and other assets                                         92,060            225,597
                                                                       -------------------------------

              TOTAL CURRENT ASSETS                                        2,013,283          2,191,393

Property and Equipment                                                      561,229            621,558

Investment in Florida N-Viro, L.P.                                          912,620            919,352

Deferred Tax Assets                                                         312,000            -----

Intangible and Other Assets                                                 624,237            434,634
                                                                       -------------------------------
                                                                       $  4,423,369       $  4,166,937
                                                                       ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note payable, bank                                                  $    120,000            -----
   Notes payable, related partnership                                       -----         $    196,920
   Current maturities of long-term debt                                      93,545            714,786
   Accounts payable                                                       1,196,713          1,306,862
   Accrued expenses                                                         183,071            258,779
                                                                       -------------------------------
              TOTAL CURRENT LIABILITIES                                   1,593,329          2,477,347
                                                                       -------------------------------
Long-Term Debt, less current maturities                                      64,702            276,031
                                                                       -------------------------------

Commitments and Contingencies

Stockholders' Equity
   Common stock, $.01 par value; authorized 45,000,000
      shares; issued 1997 2,755,733 shares; 1996 2,094,233 shares            27,558             20,943
   Additional paid-in capital                                            13,359,552         12,048,455
   Retained earnings (deficit)                                           (9,503,795)       (10,037,862)
                                                                       -------------------------------
                                                                          3,883,315          2,031,536
   Less treasury stock, at cost, 1997 307,250
      shares; 1996 57,250 shares                                          1,117,977            617,977
                                                                       -------------------------------
                                                                          2,765,338          1,413,559
                                                                       -------------------------------
                                                                       $  4,423,369       $  4,166,937
                                                                       ===============================

See Notes to Financial Statements

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

============================================================================================================
                                                                         Year Ended December 31,
                                                            ------------------------------------------------
                                                                 1997               1996               1995
------------------------------------------------------------------------------------------------------------

Revenues                                                     $ 4,052,648       $ 4,223,873       $ 5,214,113

Cost of revenues                                               1,829,309         1,797,796         3,166,922
                                                            ------------------------------------------------

              GROSS PROFIT                                     2,223,339         2,426,077         2,047,191
                                                            ------------------------------------------------

Operating expenses:
   Selling, general, and administrative                        1,920,563         2,708,866         3,522,878
   Research and development                                        2,714            41,784            29,500
   Other                                                         -----             -----             371,525
                                                            ------------------------------------------------
                                                               1,923,277         2,750,650         3,923,903
                                                            ------------------------------------------------

              OPERATING INCOME (LOSS)                            300,062          (324,573)       (1,876,712)
                                                            ------------------------------------------------

Non-operating income (expense):
   Miscellaneous income                                          154,941            71,463
   Interest income (expense), net                                (32,157)           18,215            34,354
   Equity in losses of joint venture                             (45,838)          (41,544)          (44,032)
                                                            ------------------------------------------------
                                                                 (77,995)          131,612            61,785
                                                            ------------------------------------------------

              INCOME (LOSS) BEFORE INCOME TAX (CREDITS)      $   222,067       $  (192,961)      $(1,814,927)

Federal and state income tax (credits)                          (312,000)          -----             -----
                                                            ------------------------------------------------

              NET INCOME (LOSS)                                  534,067          (192,961)       (1,814,927)
                                                            ================================================

Basic and diluted earnings (loss) per share                  $      0.23       $     (0.09)      $     (0.89)
                                                            ================================================

Weighted average common
   shares outstanding                                        $ 2,274,134       $ 2,037,000       $ 2,037,000
                                                            ================================================

See Notes to Financial Statements

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Unrealized
                                                           Additional         Retained      Losses On
                                             Common         Paid-In           Earnings    Available-For-     Treasury
                                              Stock         Capital          (Deficit)    Sale Securities      Stock      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                  $ 83,770     $ 11,961,233     $ (8,029,974)      $  (52,090)  $  (617,977) $ 3,344,962
   Net (loss)                                                               (1,814,927)                                 (1,814,927)
   Sale of securities                                                                            52,090                     52,090
   Effect of 1-for-4 reverse stock split     (62,827)          62,827
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1995                    20,943       12,024,060       (9,844,901)                      (617,977)   1,582,125
   Net (loss)                                                                 (192,961)                                   (192,961)
   Other                                                       24,395                                                       24,395
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1996                    20,943       12,048,455      (10,037,862)                      (617,977)   1,413,559
   Net income                                                                  534,067                                     534,067
   Issuance of common stock
      for relief of liabilities                3,865          805,635                                                      809,500
   Proceeds from sale of common stock,
      net of expenses of $25,414               2,000          322,587                                                      324,587
   Issuance of common stock for
      business combination                       750          177,375                                                      178,125
   Purchase of treasury stock                                                                                (500,000)    (500,000)
Other                                                           5,500                                                        5,500
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1997                  $ 27,558     $ 13,359,552     $ (9,503,795)                   $(1,117,977) $ 2,765,338
                                            ======================================================================================
See Notes to Financial Statements

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

=======================================================================================================
                                                                       Year Ended December 31,
                                                          ---------------------------------------------
                                                               1997            1996             1995
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                      $   534,067     $  (192,961)    $(1,814,927)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                           170,588         164,353         209,071
      Provision for bad debts                                 123,490         656,000          70,000
      Deferred income taxes                                  (312,000)        -----           -----
      Loss on contractual obligation                          -----           -----           300,000
      Other                                                    47,316        (360,985)        168,482
      Change in assets and liabilities:
        Decrease (increase) in:
           Receivables                                       (482,939)       (341,773)         (2,094)
           Prepaid expenses and other                         133,537         (35,928)         81,644
        Increase in accounts payable
           and accrued liabilities                             25,643           5,901         513,543
                                                          ---------------------------------------------
              NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                        239,702        (105,393)       (474,281)
                                                          ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of securities                           -----           -----         2,001,710
   Proceeds from sale of property and equipment               -----           945,147         250,000
   Purchase of property and equipment                         (49,943)       (122,434)     (1,398,795)
   Investment in joint venture                                -----           -----           (85,000)
   Expenditures for intangible and other assets               (53,294)       (203,833)       (123,545)
                                                          ---------------------------------------------
              NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                       (103,237)        618,880         644,370
                                                          ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under long-term obligations                     222,296         375,683         -----
   Principal payments on long-term obligations               (433,786)       (855,392)       (420,988)
   Proceeds from sale of common stock                         324,587         -----           -----
   Purchase of treasury stock                                (500,000)        -----           -----
   Other                                                      -----            24,395         -----
                                                          ---------------------------------------------
              NET CASH (USED IN) FINANCING ACTIVITIES        (386,903)       (455,314)       (420,988)
                                                          ---------------------------------------------
              INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS                       (250,438)         58,173        (250,899)

Cash and cash equivalents, beginning                          282,115         223,942         474,841
                                                          ---------------------------------------------

Cash and cash equivalents, ending                         $    31,677     $   282,115     $   223,942
                                                          =============================================

See Notes to Financial Statements.

NOTE 1. NATURE OF BUSINESS, USE OF ESTIMATES, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its investments in joint ventures under the equity method.

CASH AND CASH EQUIVALENTS:

The Company has cash on deposit in one financial institution which, at times, may be in excess of FDIC insurance limits.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT:

Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are thirty-one years for leasehold improvements and five to fifteen years for equipment and furniture and fixtures. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

INTANGIBLE ASSETS:

Patent costs and territory rights are being amortized by the straight-line method over 17 and 11 year periods respectively. Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

REVENUE RECOGNITION:

License and territory fees are generated by selling the right to market or use the N-Viro Process in a specified territory. The Company's policy is to record revenue for the license agreements when all material services relating to the revenue have been substantially performed, conditions related to the contract have been met, and no material contingencies exist.

Facility management revenue, sludge processing revenue, and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

Alkaline admixture sales and N-Viro Soil revenue is recognized upon shipment.

OTHER OPERATING EXPENSES:

Other operating expenses include principally the settlement of alleged patent infringement litigation and related legal fees.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The Company initially applied Statement No. 128 for the year ended December 31, 1997 and, as required by the Statement, has restated all per share information for the prior years to conform to the Statement.

The effects of the stock options was to increase the weighted average number of shares by 6,346 for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, the amounts are excluded from the dilutive per share calculation because they would be antidilutive.

NOTE 2.    BALANCE SHEET DATA

TRADE RECEIVABLES:

Trade receivables in the accompanying balance sheets at December 31, 1997 and 1996 are stated net of an allowance for doubtful accounts of $89,000 and $625,000 respectively.

CONTRACT RECEIVABLES:

The Company has incurred costs in connection with obtaining a contract and the design of a processing facility in Hawaii. In 1996, the Company and the municipality jointly agreed to suspend the building of the facility. In 1997, the Company reached an agreement for reimbursement of the direct costs incurred as part of this project. The Company received a down payment of $200,000 with the balance due under the contract in three installments with the final payment due November 1998. Costs incurred as of December 31, 1996 were reflected as assets held for sale as the contract payment terms had not been finalized.

NOTES RECEIVABLE:

The Company has notes receivable with customers. The amounts in the accompanying balance sheets at December 31, 1997 and 1996 are stated net of an allowance for doubtful accounts of $330,980 and $300,980, respectively.

PROPERTY AND EQUIPMENT:

                                                                1997           1996
                                                           ------------------------------

   Land and leasehold improvements                           $     41,618   $     41,618
   Equipment                                                    1,033,906      1,014,652
   Furniture and fixtures                                         212,464        211,178
                                                           ------------------------------
                                                                1,287,988      1,267,448
   Less accumulated depreciation and amortization                 726,759        645,890
                                                           ------------------------------
                                                              $   561,229    $   621,558
                                                           ==============================

The Company rents certain equipment to customers under short-term arrangements.

INVESTMENT IN FLORIDA N-VIRO, L.P.:

Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company contributed its Florida operating facility with a carrying value of $1,934,334. In exchange, the Company received $880,700 in cash and retains a 47% interest in the facility. During the year ended December 31, 1996, the Company acquired an additional 3% interest in the subsidiary.

Condensed financial information of the partnership as of December 31, 1997 and 1996 is as follows:


                                                             1997               1996
                                                           -----------------------------------
   Current assets                                             $   221,511         $   212,214
   Long-term assets                                             1,853,455           1,946,150
                                                           -----------------------------------
                                                               $2,074,966          $2,158,364
                                                           ===================================

   Current liabilities                                        $   249,726         $   241,449
   Partners' equity                                             1,825,240           1,916,915
                                                           -----------------------------------
                                                               $2,074,966          $2,158,364
                                                           ===================================

   Net sales                                                  $   655,570         $   761,631
   Net (loss)                                                    (91,675)            (83,085)

The partnership has a major customer which represented 58% and 45% of its revenue for the years ended December 31, 1997 and 1996 respectively.

INTANGIBLE AND OTHER ASSETS:
                                                                                        1997              1996
                                                                                 --------------------------------
   Patents and other intangibles, less accumulated
      amortization 1997 $181,000; 1996 $151,000                                        $400,876         $378,495
   Territory rights, less accumulated amortization
      1997 $22,600; 1996 none                                                           223,361            -----
   Investment in Pan-American N-Viro, Inc.                                               -----            56,139
                                                                                 --------------------------------
                                                                                       $624,237         $434,634
                                                                                 ================================

During the year ended December 31, 1997, the Company purchased the remaining 50% interest of Pan-American N-Viro, Inc. (Pan-Am) and at that time, consolidated the entity. The transaction was accounted for as a purchase and the purchase price was allocated primarily to territory rights. The purpose of Pan-American is to promote the N-Viro Process in Central and South America and the Caribbean. Pro forma and condensed financial information has not been presented as the investment is not significant to the Company's financial position or results of operations.

ACCRUED LIABILITIES:
                                            1997            1996
                                       -------------------------------

   Employee benefits                        $  37,656        $122,759
   Legal fees                               -----              50,000
   Other                                      145,415          86,020
                                       -------------------------------
                                             $183,071        $258,779
                                       ===============================

NOTE 3.     PLEDGED ASSETS, LINE OF CREDIT, AND LONG-TERM DEBT

The Company has a $200,000 line of credit with a bank, of which $120,000 was outstanding at December 31, 1997. Borrowings against the line of credit bear interest at prime plus 1.75%, are collateralized by accounts receivable, inventories, equipment, and assignment of certain contracts, and are due on demand.
This agreement expires July 31, 1998.

Long-term debt at December 31, 1997 and 1996 is as follows:

                                                               1997                1996
                                                          ------------------------------------

   Contractual obligation, non-interest bearing               -----                  $700,000
   Term note payable, bank                                    -----                    26,664
   Other notes payable                                           $158,247             264,153
                                                          ------------------------------------
                                                                  158,247             990,817
   Less current maturities                                         93,545             714,786
                                                          ------------------------------------
                                                                $  64,702            $276,031
                                                          ====================================

The other notes payable are notes signed for amounts owed to vendors. The notes bear interest at approximately 9% and are due at varying dates through June 2002. Aggregate maturities of long-term debt for the years ending December 31 are as follows: 1999 $48,826; 2000 $7,974; 2001 $5,844; and 2002 $2,058.
Interest expensed and paid was approximately $38,000; $20,000, and $35,000 for the years ended December 31, 1997, 1996, and 1995 respectively.

During the year ended December 31, 1997, the Company extinguished the contractual obligation with the payment of $200,000 in cash and the issuance of 250,000 shares of common stock with a fair value of $500,000. Immediately after the settlement, the Company repurchased the common stock. In addition, the Company reached agreements with three trade creditors and directors to eliminate $211,500 of the Company's accounts payable by issuance of 70,500 shares of common stock. The net gain on extinguishment of these liabilities was immaterial.

The notes payable, related partnership were extinguished by their conversion into 66,000 shares of common stock. No gain or loss was recognized on the transaction as the partnership was controlled by the majority stockholder.

Note 4.      EQUITY TRANSACTIONS

The Company has authorized 5,000,000 shares of preferred stock, par value of $.01 per share, of which no shares were outstanding at December 31, 1997 and 1996.

The Company has adopted a stock option plan for directors and key officers under which 1,000,000 shares of common stock may be issued. The options were 20% vested on the date of grant, with the balance vesting 20% per year over the next four years. Options are granted at fair market value.

The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 1997 and 1996 and the number outstanding and exercisable at those dates:

                                                          1997                      1996
                                              ------------------------------------------------------
                                                              WEIGHTED                    WEIGHTED
                                                               AVERAGE                     AVERAGE
                                                              EXERCISE                    EXERCISE
                                                 SHARES         PRICE        SHARES         PRICE
                                              ------------------------------------------------------

    Outstanding, beginning of year               151,525     $    26.45       168,750     $    34.21
       Granted                                   124,850           3.13        37,400           4.35
       Expired during the year                  (112,550)         33.92       (54,625)         35.29
                                              ----------                   ----------
    Outstanding, end of year                     163,825           3.54       151,525          26.45
                                              ==========                   ==========

    Eligible for exercise at end of year          90,850                       78,525
                                              ==========                   ==========

    Weighted average fair value per option
       for options granted during the year                   $     1.83                   $     4.30
                                                             ==========                   ==========

During 1997, the Company repriced 71,250 shares from $38.00 per option to $4.00 per option. The above schedule reflects the granted and expired shares and include the shares that have been repriced.

A further summary of stock options is as follows:

                                                                             1997
                                                     Options Outstanding                   Options Exercisable
                                         ------------------------------------------------------------------------------
                                                            Weighted
                                                             Average        Weighted                       Weighted
                                                            Remaining       Average                         Average
                                             Number        Contractual      Exercise        Number         Exercise
                                           Outstanding        Life           Price       Exercisable         Price
                                         ------------------------------------------------------------------------------
   Range of exercise prices,
      $1.56 to $2.38                         53,200            9.3            $1.69         17,200          $1.62

      $4.00 to $6.00                        110,625           6.29             4.43         73,650           4.29


As permitted under generally accepted accounting principles, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs, primarily related to the Company's stock option plan, is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company has adopted the provisions of SFAS Statement No. 123 which prescribes a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees. This requirement is to be applied prospectively to any options granted.

Had compensation cost been determined based upon the fair value method prescribed in SFAS Statement No. 123, reported net income (loss) would have been $386,564, $(263,833), and $(1,825,751) and basic earnings (loss) per share would have been $.18, $(.13), and $(.90) for the years ended December 31, 1997, 1996, and 1995 respectively.

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 1995, 1996, and 1997 respectively: no assumed dividend rates for all years; risk-free interest rates of 5.25%, 5.25%, and 5.5%; on expected lives of 10 years for all years; and expected price volatility of 99%, 99%, and 118%.

NOTE 5.     REVENUE AND MAJOR CUSTOMERS

Revenues for the years ended December 31, 1997, 1996, and 1995 consist of the following:

                                                                 1997                 1996                 1995
                                                         ------------------------------------------------------------

Facility management and sludge processing                      $1,360,572           $1,267,161            $1,819,725
Royalty fees                                                      707,694              696,117               848,378
License and territory fees                                        428,050              700,000               131,875
Alkaline admixture sales                                        1,393,526            1,186,908             1,595,519
Other                                                             162,806              373,687               818,616
                                                         ------------------------------------------------------------
                                                               $4,052,648           $4,223,873            $5,214,113
                                                         ============================================================

Revenues for the years ended December 31, 1997, 1996, and 1995 include revenues from one major customer which represented approximately 35%, 30%, and 26% respectively of total revenues. In addition, the Company had another major customer of approximately 11% for the year ended December 31, 1997. The accounts receivable balances due from these customers at December 31, 1997 and 1996 were approximately $189,000 and $114,000 respectively.

NOTE 6.     RELATED PARTY TRANSACTIONS

The Company paid a consulting fee to the former stockholder of one of the Company agents of $120,000, $150,000, and $80,000 for the years ended December 31, 1997, 1996, and 1995 respectively. On January 1, 1994, the Company granted this individual a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina, and South Carolina. The secured receivables amounted to approximately $100,000 and $154,000 at December 31, 1997 and 1996 respectively.

NOTE 7.     COMMITMENTS AND CONTINGENCIES

The Company leases office space under an agreement which requires monthly payments of approximately $4,800. The lease expires in December 2002. The Company also leases various other equipment on a month-to-month basis. The total minimum rental commitment at December 31, 1997 is $289,000. The total rental expense included in the statements of operations for the years ended December 31, 1997, 1996, and 1995 is approximately $78,000, $110,000 and $110,000 respectively.

During 1994, the Company reacquired territory rights from a former agent and issued 66,250 shares of unregistered common stock with a designated value of $6 per share. In the event the former agent elects to sell all these shares, the Company has guaranteed the former agent $6 per share. This guarantee expires December 30, 1999.

The Company pays a consultant $10,000 per month (see Note 6). The Company's minimum commitment under this agreement at December 31, 1997 is $240,000.

The Company is conducting a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing an implementation plan to resolve the issue. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial position and results of operations.

The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.

NOTE 8.     INCOME TAX MATTERS

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

The composition of the deferred tax assets and liabilities at December 31, 1997 and 1996 is as follows:

                                                                   1997                1996
                                                              -----------------------------------
   Gross deferred tax liability,
      accelerated depreciation                                  $    (12,000)       $    (2,000)
                                                              -----------------------------------
   Gross deferred tax assets:
      Loss carryforwards                                            3,490,000          3,187,000
      Patent costs                                                    666,000            743,000
      Allowance for doubtful accounts                                 156,000            370,000
      Property and equipment basis difference                          21,000             24,000
      Other                                                            15,000             69,000
                                                              -----------------------------------
                                                                    4,348,000          4,393,000
                                                              -----------------------------------
   Less valuation allowance                                       (4,036,000)        (4,391,000)
                                                              -----------------------------------
                                                                $     312,000        -----

                                                              ===================================

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 1997 and 1996, as follows:

                                                              1997               1996             1995
                                                         --------------------------------------------------

   Computed "expected" tax (credits)                      $     76,000         $(66,000)        $(617,000)
   State taxes, net of federal tax benefit                       8,000           (7,000)          (66,000)
   Increase in income taxes resulting from:
      Change in valuation allowance                          (355,000)           103,000           672,000
      Other                                                   (41,000)          (30,000)            11,000
                                                         --------------------------------------------------
                                                            $(312,000)         -----            -----
                                                         ==================================================

The net operating losses available at December 31, 1997 to offset future taxable income total approximately $8,600,000 which expire as follows: 2008 $300,000; 2009 $6,200,000; 2010 $1,500,000; and 2011 $600,000.

The Company has recorded a deferred tax asset and a corresponding income tax benefit of $312,000 to recognize the benefit of $800,000 in loss carryforwards expected to be realized. The Company believes that the taxable income will be generated in the next three years and realization of the loss carryforwards beyond that period are uncertain. Realization of that asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 9.     DISCONTINUED AND TRANSFERRED DIVISIONS

At the beginning of the year ended December 31, 1996, the Company transferred its Florida operating facility to a joint venture which is being accounted for under the equity method, and sold its wholly-owned subsidiary, Biocheck Laboratories. In addition, during 1995, the Company sold its wholly-owned subsidiary, N-Viro Worldwide.

Unaudited pro forma consolidated net sales, net (loss) and basic (loss) per share for the year ended December 31, 1995, if the Company had sold these entities as of January 1, 1995 would have been $3,811,146, $(1,514,986), and $(.75) respectively.

NOTE 10.    CASH FLOWS INFORMATION

Supplemental information relative to the statements of cash flows for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                         1997        1996        1995
                                                     ----------------------------------
    Supplemental schedule of non-cash investing and
       financial activities:
       Common stock issued for relief of
         liabilities                                   $809,500     -----       -----
                                                     ==================================

       Common stock issued in exchange
         for 50% interest of Pan-Am                    $178,125     -----       -----
                                                     ==================================

NOTE 11.    NEW ACCOUNTING PRONOUNCEMENTS

Effective for the years beginning after December 15, 1997, the Company will be required to adopt Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is currently evaluating the impact, if any, these Statements will have on its financial statement disclosures.

                         INDEPENDENT AUDITOR'S REPORT ON
                            THE SUPPLEMENTAL SCHEDULE


To the Board of Directors
N-VIRO INTERNATIONAL CORPORATION
Elkhart, Indiana


Our audits of the consolidated financial statements of N-VIRO INTERNATIONAL CORPORATION included Schedule II, contained herein, for the years ended December 31, 1995, 1996, and 1997. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.








                                       McGLADREY & PULLEN, LLP



Elkhart, Indiana
March 12, 1998

N-VIRO INTERNATIONAL CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 1995, 1996, AND 1997

-----------------------------------------------------------------------------------------------------------------------------
                                                Balance At                                  Deductions           Balance At
                                                 Beginning              Charged To             From                 Close
                                                 Of Period              Operations           Reserves             Of Period
-----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts -
     deducted from trade receivables and
     long-term receivables in the
     balance sheets:
   1995                                         $ 20,000               $ 88,877            $ 18,877              $270,000
                                           ==================================================================================

   1996                                         $270,000               $656,000                -----             $926,000
                                           ==================================================================================

   1997                                         $926,000               $204,000            $710,000              $420,000
                                           ==================================================================================

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                              ACCOUNTING AND FINANCIAL DISCLOSURES

         None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                            DIRECTORS OF THE COMPANY

TERRY J. LOGAN, PH.D., AGE 55. Dr. Logan is a professor of Agronomy at The Ohio State University. Dr. Logan served as President of Pan-American N-Viro Inc. (affiliate of the Company) from 1994 through 1995 and is the President of Logan Environmental, Inc. (environmental consulting firm). Dr. Logan also acts as a consultant to the Company with respect to various matters. Dr. Logan has been a member of the Board since May 1993 and is a member of the Board's Audit and Finance Committees.

JAMES D. O'NEIL, P.E., AGE 67. Mr. O'Neil has served as the Vice-President of Engineering and Operations since May, 1993. Prior to that date, Mr. O'Neil was Vice-President and General Manager of Leon Boulton + Son, Inc., for 14 years, and subsequently self-employed as an engineering consultant. Mr. O'Neil has been a member of the Board since August, 1997 and is a member of the Board's Nominating Committee.

MICHAEL G. NICHOLSON, AGE 31. Mr. Nicholson has served as the Vice-President of Sales and Marketing of the Company since December, 1996. Prior to that date, Mr. Nicholson served the Company and the Partnership in various management positions in sales. Mr. Nicholson is the son of J. Patrick Nicholson, Chairman, Chief Executive Officer and President of the Company. Mr. Nicholson has been a member of the Board since February, 1998.

WALLACE G. IRMSCHER, AGE 75. Mr. Irmscher has been self-employed as a consultant in the construction and construction materials industry since 1995. Prior to the time, Mr. Irmscher was an officer and Director of Newfoundland Resources and Mining Limited (quarry operation), an entity that was the subject of bankruptcy proceedings in 1995. Mr. Irmscher is a Director of United States Lime and Minerals (publicly traded company), has served as a Director of the Company since May 1995 and is a member of the Board's Audit and Finance Committees.

CHARLES B. KAISER, JR., AGE 74. From 1957 until his retirement in 1990, Mr. Kaiser was general counsel to the St. Louis Metropolitan Sewer District. Mr. Kaiser is also a former President of both the Water Environment Federation and the Association of Metropolitan Sewerage Agencies. Mr. Kaiser has served as a Director of the Company since May 1993 and is a member of the Board's Audit Committee.

FREDERICK H. KURTZ, AGE 63. Mr. Kurtz is President of PARCOR Incorporated (consulting firm). From May 1993 to June 1995, Mr. Kurtz was the Chief Operating Officer of the Company and was the Executive Director of the Middlesex County Utility Authority from 1986 to 1993. Mr. Kurtz has served as Director of the Company since May 1993, is currently Vice Chairman of the Board and is a member of the Board's Compensation and Nominating Committees.

BOBBY B. CARROLL, AGE 64. Mr. Carroll is the President and Chief Executive Officer of Pozzolanic Contracting & Supply Co., a supplier of roadway construction materials in the Southeast U.S.. Mr. Carroll also acts as a consultant to the Company with respect to various matters. Mr. Carroll has served as a Director of the Company since May 1997 and is a member of the Board's Finance Committee.

J. PATRICK NICHOLSON, AGE 61. Mr. Nicholson became Chairman, Chief Executive Officer of the Company in May 1993. In 1979, he founded the Partnership, one of the predecessor entities that combined to form the Company in October 1993. From the Partnership's inception to present, Mr. Nicholson has served as one of its general partners and is the controlling stockholder of N-Viro Energy Systems, Inc., the corporate general partner of the Partnership. Mr. Nicholson has served as a Director of the Company since May 1993.

B.K. WESLEY COPELAND, AGE 64. Mr. Copeland, a physical chemist, was the Founder of the International Science and Technology Institute, Inc., as well as Founder and CEO of the Foundation for Economic Development. Mr. Copeland has served as a Director of the Company since May 1997 and is a member of the Board's Compensation and Nominating Committees.

                              BOARD AND COMMITTEES

         Pursuant to Delaware law, under which the Company is organized, the Company's business, property and affairs are managed under the direction of the Board of Directors. The Board met five times during the year ended December 31, 1997. The Board has appointed standing Audit, Compensation, Finance and Nominating Committees. In 1997, each incumbent Director attended at least 75% of the aggregate meetings of the Board and the Committees on which they served.

         The Audit Committee of the Board of Directors currently consists of three members and met five times during the year ended December 31, 1997. The Audit Committee recommends the appointment of auditors and oversees the accounting and internal audit functions of the Company.

         The Compensation Committee of the Board of Directors currently consists of three members and met twice during the year ended December 31, 1997. The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options pursuant to the Company's Stock Option Plan.

         The Finance Committee of the Board of Directors currently consists of three members and met once during the year ended December 31, 1997. The Finance Committee assists in monitoring cash flow requirements of the Company and approves any internal or external financing or leasing arrangements.

         The Nominating Committee of the Board of Directors currently consists of three members and met twice during year ended December 31, 1997. The Nominating Committee considers and recommends to the Board of Directors nominees for election to the Board of Directors.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following information is furnished as to the Executive Officers of the Company:

J. PATRICK NICHOLSON, AGE 61. Mr. Nicholson has served as Chairman, Chief Executive Officer and President of the Company since its inception in May 1993. As described above, Mr. Nicholson served in a similar capacity to the Partnership prior to that date.

JAMES K. MCHUGH, AGE 39. Mr. McHugh has served as Chief Financial Officer, Secretary and Treasurer of the Company since January 1997. Prior to that date, Mr. McHugh served the Company and the Partnership in various capacities including Controller and Director of Accounting and Taxation.

ITEM 11. EXECUTIVE COMPENSATION

                                  REMUNERATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table presents the total compensation awarded to, earned by, or paid to, the Chief Executive Officer of the Company during 1996 and 1997. There were no other Executive Officers of the Company who were serving at the end of 1997 and whose total annual salary and bonus, if any, exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                 Year                  Annual Compensation                Long-Term
                                                       -------------------               Compensation              All Other
   Name and Principal Position                    Salary ($)             Bonus ($)        Options (#)(2)        Compensation ($)(1)
-----------------------------------------------------------------------------------------------------------------------------------
J. Patrick Nicholson             1997             $ 125,600                -0-             5,000                      -0-
 Chairman, Chief                 1996             $ 147,500                -0-              -0-                       -0-
 Executive Officer               1995             $ 149,167                -0-              -0-                     $ 1,575
 and President

-------------------

         (1)      Amounts shown consist of term life insurance premiums paid by the Company for the benefit of Mr. Nicholson.

         (2)      The numbers shown represent the number of shares of common stock for which options were granted to the named
                  Executive Officer in 1995 and 1997.

EMPLOYMENT AGREEMENTS

         On July 1, 1993, Mr. Nicholson entered into a three-year employment agreement with the Company providing for automatic one-year renewals and minimum annual salary of $250,000. Such agreement also provides that Mr. Nicholson shall be entitled to (i) bonuses to be payable at the discretion of the Board of Directors, and (ii) such medical and other benefits, including insurance and pension plan, as are provided to other Executive Officers of the Company. Effective March 1, 1998, Mr. Nicholson has voluntarily agreed to reduce his minimum annual salary to $131,250 for the year ended December 31, 1998.

                                             OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------------------
                                                 % of Total
                                                    Options
                                 Number of         Granted to                                      Potential Realizable Value
                                Securities         Employees                                       at Assumed Annual Rates of
                                Underlying         in Fiscal        Exercise or                   Stock Price Appreciation for
                                 Options             Year            Base Price      Expiration          Option Term(1)
           Name                  Granted(2)                           ($/share)         Date           5% ($)           10% ($)
---------------------------------------------------------------------------------------------------------------------------------
    J. Patrick Nicholson           5,000             5.2%            $1.5625         11/9/2007        $4,938          $12,438
---------------------------------------------------------------------------------------------------------------------------------
                                  25,000            26.1%            $ 4.00          11/3/2003          $0            $10,723
---------------------------------------------------------------------------------------------------------------------------------

         (1)      The potential realizable value through the expiration date of each option has been determined on the basis of the closing price on May 9, 1997, compounded annually over the term of the option, net of the exercise price.
                  These values have been determined based upon assumed rates of appreciation and are not intended to forecast the possible future appreciation, if any, of the price or value of the Company's common stock.

         (2)      All options have been granted pursuant to the N-Viro International Stock Option Plan. Options granted are exercisable on the date of grant and on each succeeding anniversary thereof as to 20% of the shares of common stock issuable with respect to such options.

                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------------

                                Shares          Value           Number of Unexercised            Value of Unexercised In-The-
                               Acquired        Realized       Options at Fiscal Year End(2)           Money Options at Fiscal
       Name                       On            ($)(1)                                                Year End ($)(3)
                              Exercise(1)
------------------------------------------------------------------------------------------------------------------------------
                                                             Exercisable     Unexercisable       Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------------
J. Patrick Nicholson             -0-              $0           26,000          4,000                $0            $12,500
------------------------------------------------------------------------------------------------------------------------------

         (1) No options were exercised by the named Executive Officers in 1997.

         (2) All options have been adjusted to reflect a one-for-four reverse stock split effective October 31, 1995.

         (3) Options are "in-the-money" only if the closing market price of the common stock on December 31, 1997 exceeded the exercise price of the options. There were 8,000 "in-the-money" options held by Executive Officers of the Company on December 31, 1997 at $2.50 per share closing price.

         On November 14, 1997, the Board adopted a proposal conditionally granting options to purchase Common Stock of the Company under the Company's 1993 Stock Option Plan (the "Plan") to certain employees and consultants of the Company who hold existing options granted on November 3, 1993 under the Plan to purchase Common Stock at a price in excess of $15.00 per share (such existing options are referred to as "Outstanding Options" and the employees and consultants holding them are referred to as "Eligible Option Holders"). The Board has conditionally granted to each Eligible Option Holder one new Option ("A New Option") corresponding to each Outstanding Option held by the Eligible Option Holder. Each New Option is an option to purchase that number of shares of Common Stock which is equal to the number of shares subject to the Eligible Option Holder's corresponding Outstanding Option at a price of $4.00 per share. Except for the change in the exercise price, each New Option is otherwise on the same terms and conditions as the corresponding Outstanding Option; that is, all of the other terms and conditions of the corresponding Outstanding Option, such as the date or dates upon which the option holder may exercise the Option and the date upon which the Option terminates, are the same for the New Option as they were for the corresponding Outstanding Option. The grant of each New Option to each Eligible Option Holder was conditioned upon the surrender and termination of the corresponding Outstanding Option of the Eligible Option Holder. If an Outstanding Option is not surrendered and terminated, the corresponding New Option terminates automatically. The names of the Eligible Option Holders and the New Options granted to each are set forth in the table below.

         ------------------------------------------------------------------
                                                 NUMBER OF NEW OPTIONS
                  NAMES           EXERCISE PRICE       GRANTED
         ------------------------------------------------------------------
         J. Patrick Nicholson          $ 4.00          25,000
         ------------------------------------------------------------------
         Frederick Kurtz               $ 4.00          25,000
         ------------------------------------------------------------------
         Dr. Terry Logan               $ 4.00           6,250
         ------------------------------------------------------------------
         Michael Nicholson             $ 4.00           6,250
         ------------------------------------------------------------------
         James McHugh                  $ 4.00           3,125
         ------------------------------------------------------------------
         James D. O'Neil               $ 4.00           3,125
         ------------------------------------------------------------------
         June Taylor                   $ 4.00           2,500
         ------------------------------------------------------------------

         The New Options were granted to certain employees and consultants to the Company in order to more adequately fulfill the purpose of the Plan. The stated purpose of the Plan is "to enable (the Company) to attract and retain qualified officers, key employees and non-employee directors and to provide an incentive for such employees and directors to expand and improve the profits and prosperity of (the Company)." The Board granted the New Options because it believed that most of the Outstanding Options which had exercise prices in excess of $15.00 per share did not provide a practical incentive to the Eligible Option Holders. The Board granted the New Options in order to provide what it believes is a better incentive to current employees.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive additional compensation for serving as Directors. Effective April 1, 1994, non-employee Directors no longer receive cash compensation, but receive stock options pursuant to the Company's Stock Option Plan. Each Director currently receives a grant of 500 shares of Common Stock of the Company per each meeting attended, as approved by the Compensation Committee on May 9, 1997. Directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees thereof.

COMPENSATION COMMITTEE INTERLOCKS

         During 1997, the members of the Compensation Committee consisted of Mr. Copeland, Mr. Carroll and Mr. Kaiser, each of whom is a non-employee Director of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The compensation of the Company's Executive Officers is determined by the Compensation Committee of the Board of Directors.

         The Committee's compensation philosophy is to provide competitive forms and levels of compensation compared to industrial companies of similar size and business area. This philosophy is intended to assist the Company in attracting, retaining and motivating executives with superior leadership and management abilities. Consistent with this philosophy, the Committee determines a total compensation structure for each officer, consisting primarily of salary, bonus and stock options. The proportions of the various elements of compensation vary among the officers depending upon their levels of responsibility.

         The Committee establishes salaries at a level intended to be competitive with the average salaries of Executive Officers in comparable companies with adjustments made to reflect the financial health of the Company. Bonuses are intended to provide executives with an opportunity to receive additional cash compensation, but only if they earn it through Company and individual performance.

         Long-term incentives are provided through stock options granted under the Company's Stock Option Plan. The stock options represent an additional vehicle for aligning management's and stockholders' interest, specifically motivating executives to remain focused on the market value of the Common Stock in addition to earnings per share and return on equity goals.

         The Committee, subject to any employment agreement in effect with its Executive Officers reviews and recommends to the Board of Directors for approval the salaries, bonuses and long-term incentives of the Company's officers, including its most highly compensated Executive Officers. In addition, the Committee grants stock options under the Company's Stock Option Plan to Executive Officers and other selected employees, Directors and to consultants, and otherwise administers the Company's Stock Option Plan.

         The Committee has not yet formulated any policy regarding qualifying compensation paid to the Company's Executive Officers for deductibility under the limits of Section 162(m) of the Internal Revenue Code of 1986, as amended.

         With respect to Chief Executive Officer Compensation, Mr. Nicholson's base salary for 1997 was $125,000. Mr. Nicholson's base salary is determined by his Employment Agreement which entitles him to a minimum annual base salary of $250,000. See "Employment Agreements." However, Mr. Nicholson has reduced his base salary in each of the four preceding years, but will be paid an annual minimum base salary of $131,250 for 1998. Mr. Nicholson will continue to accept a reduced base salary until such time as the Company's profitability permits payment of the $250,000 annual minimum base salary provided for in his Employment Agreement.

         The Committee is also responsible for recommending to the Board of Directors bonus amounts payable to Mr. Nicholson, the Chief Executive Officer. Any bonuses payable will be determined by the Committee, based on the same elements and factors relating to the other Executive Officers of the Company. No bonuses were paid to Mr. Nicholson or any other Executive Officer in 1997. As the founder and the largest beneficial owner (42.74% of total shares of common stock outstanding) of the Company, Mr. Nicholson has a significant portion of his wealth invested in the Company's stock. Mr. Nicholson's level of stock ownership continues to provide a strong link between Company performance and the resulting rewards.

         Compensation Committee of the Board of Directors
         N-Viro International Corporation
                  Bobby B. Carroll
                  B.K. Wesley Copeland
                  Frederick H. Kurtz

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the yearly percentage change and the cumulative total shareholder return on the Company's shares against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and an index comprised of Peer Group companies selected by the Company. The Peer Group consists of six companies considered to be either competitors or similar to the Company. Upon written request to the Secretary/Treasurer, N-Viro International Corporation, 3450 West Central Avenue, Suite 328, Toledo, Ohio 43606, the Company shall provide stockholders with the names of the component issuers. The data is for the period beginning October 12, 1993, the date of the Company's initial public offering, and ending December 31, 1997. The calculation assumes that $100 was invested at the close of business on October 12, 1993 and all dividends are assumed to be reinvested.


============================================================================================
                           10/12/93   12/31/93   12/31/94   12/31/95   12/31/96    12/31/97
--------------------------------------------------------------------------------------------
     NASDAQ Index           100.00     100.7       98.4      139.2      171.2        210.2
--------------------------------------------------------------------------------------------
     Company                100.00      65.8       18.4        5.3        5.9          6.6
--------------------------------------------------------------------------------------------
     Peer Group             100.00      94.2       57.7       84.3       50.8         53.9
--------------------------------------------------------------------------------------------


         Except to the extent the Company specifically incorporates this information by reference, the foregoing Report of the Compensation Committee and Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934. This information shall not otherwise be deemed filed under such Acts.

SECTION 16(a) COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the shares of common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the Directors and Executive Officers complied with all applicable filing requirements during the fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company had outstanding 2,755,733 shares of common stock, $.01 par value per share (the "shares of common stock"), on April 1, 1998. These shares of common stock constitute the only class of outstanding voting securities of the Company. Stockholders of record at the close of business on April 1, 1998 are entitled to notice of, and to vote at, the Annual Meeting and any adjournments thereof. Each share of common stock is entitled to one vote on all matters to come before the Annual Meeting. Stockholders are not permitted to cumulate votes for the purpose of electing directors or otherwise.

         At April 1, 1998, the following were the only persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock:

-------------------------------------------------------------------------------------------------------------------------
                                                       Shares of Common Stock      Percentage of Outstanding Shares of
     Name and Address of Beneficial Owner                Beneficially Owned            Common Stock as of April 1, 1998
-------------------------------------------------------------------------------------------------------------------------
N-Viro Energy Systems, Ltd.(1)                              1,018,357(2)                        36.95%
3450 West Central Avenue, Suite 328
Toledo, Ohio  43606
-------------------------------------------------------------------------------------------------------------------------
Heartland Advisors, Inc.                                      250,000(3)                         9.07%
790 North Milwaukee Street
Milwaukee, Wisconsin  53202
-------------------------------------------------------------------------------------------------------------------------

                 SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

         The following table sets forth as of April 1, 1998, unless otherwise specified, certain information with respect to the beneficial ownership of the Company's shares of common stock by each person who is a Director of the Company, a nominee for the Board, each of the named Executive Officers, and by the Directors and Executive Officers of the Company as a group.

         ----------------------------------------------------------------------------------------
                                                   Beneficial Ownership of
                 Name of Beneficial Owner         Common Stock as of April 1,   Percent of Class
                                                            1998
         ----------------------------------------------------------------------------------------
         Bobby B. Carroll                                96,100(1)(2)                 3.48%
         ----------------------------------------------------------------------------------------
         B.K. Wesley Copeland                             6,000(2)                     .22%
         ----------------------------------------------------------------------------------------
         Wallace G. Irmscher                              7,525(2)                     .27%
         ----------------------------------------------------------------------------------------
         Charles B. Kaiser, Jr                            7,650(2)                     .28%
         ----------------------------------------------------------------------------------------
         Frederick H. Kurtz                              80,200(2)                    2.91%
         ----------------------------------------------------------------------------------------

-----------------------------

         (1)      Includes 44,600 Shares actually owned by Pozzolanic Contracting & Supply Co., a company of which Mr. Carroll is the controlling shareholder.

         (2)      Includes shares not actually owned by such individuals as of April 1, 1998, but of which beneficial ownership could be acquired currently by such individuals upon the exercise of outstanding options.

         (3)      Includes shares vested January 1, 1997 to be received from the Partnership as part of the Company's Stock Bonus Plan dated October 1, 1993.

         ----------------------------------------------------------------------------------------
                                                   Beneficial Ownership of
                 Name of Beneficial Owner         Common Stock as of April 1,   Percent of Class
                                                            1998
         ----------------------------------------------------------------------------------------
         Terry L. Logan                                  21,987(2)(3)                  .80%
         ----------------------------------------------------------------------------------------
         James K. McHugh                                  9,351(2)(3)                  .34%
         ----------------------------------------------------------------------------------------
         J. Patrick Nicholson                         1,177,737(2)(4)                42.74%
         ----------------------------------------------------------------------------------------
         Michael G. Nicholson                            15,942(2)(3)                  .58%
         ----------------------------------------------------------------------------------------
         James D. O'Neil                                  9,425(2)                     .34%
         ----------------------------------------------------------------------------------------
         All Directors and Executive Officers as a    1,431,917(5)(6)                51.96%
         group (10 persons)
         ----------------------------------------------------------------------------------------

-----------------------------

         (1) Includes 44,600 Shares actually owned by Pozzolanic Contracting & Supply Co., a company of which Mr. Carroll is the controlling shareholder.

         (2) Includes shares not actually owned by such individuals as of April 1, 1998, but of which beneficial ownership could be acquired curently by such individuals upon the exercise of outstanding options.

         (3) Includes shares vested January 1, 1997 to be received from the Partnership as part of the Company's Stock Bonus Plan dated October 1, 1993.

         (4)      Includes 1,018,357 shares owned by the Partnership, of which Mr. Nicholson is a general partner, and 69,748 shares owned by N-Viro Energy Systems, Inc., a corporation of which Mr. Nicholson is the controlling shareholder.

         (5)      Includes an aggregate of 131,325 shares not actually owned by such Directors and
                  Executive Officers as of April 1, 1998, but of which beneficial ownership could be acquired currently by such Directors and Executive Officers upon the exercise of outstanding options.

         (6)      Includes an aggregate of 780 shares vested in January 1, 1997 to be received from the Partnership by such Directors and Executive Officers as part of the
                  Company's Stock Bonus Plan dated October 1, 1993.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Bobby B. Carroll, a consultant to and Director of the Company, is currently under a consulting contract with the Company that will pay him $120,000 per year through 1999. In addition, Pozzolanic Contracting & Supply Co., a company of which Mr. Carroll is the controlling shareholder, sells materials to the Company in the ordinary course of business, the aggregate amount of which exceeded $31,000 in 1997.

         In June of 1997, the Company reached agreements with three trade creditors to eliminate, in the aggregate, $259,500 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditors, in the aggregate, 86,500 shares of common sock. All three trade creditors are current members of the Board of Directors of the Company, J. Patrick Nicholson, Bobby Carroll and Frederick Kurtz. Additionally, Mr. Nicholson is the Chairman of the Board, Chief Executive Officer and President of the Company. The number of shares of common stock issued to, and the corresponding amount of short-term debt forgiven by, Mr. Nicholson, Mr. Carroll and Mr. Kurtz is set forth in the table below:


=====================================================================================================
            Creditor                 Amount of Canceled Debt        No. of Shares Issued in Exchange
-----------------------------------------------------------------------------------------------------
J. Patrick Nicholson                      $ 48,000                            16,000
-----------------------------------------------------------------------------------------------------
Bobby Carroll                             $150,000                            50,000
-----------------------------------------------------------------------------------------------------
Frederick Kurtz                           $ 61,500                            20,500
=====================================================================================================

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

         In addition to the share exchanges described above, the Company, in June of 1997, also reached agreement with the Partnership (the holder of 45% of the issued and outstanding shares of the common stock of the Company) to cancel $150,000 of the Company's short-term debt to the Partnership in exchange for the Company's issuance and delivery to the Partnership of 50,000 shares of common stock. At the time of this agreement, the Company's total indebtedness to the Partnership was $176,500. Such indebtedness was evidenced by three promissory notes in the aggregate amount of $191,500. In exchange for the cancellation of the three original promissory notes, the Company agreed to issue and deliver to the Partnership (i) 50,000 shares of common stock and (ii) a promissory note in the amount of $26,500. The shares of common stock issued and delivered to the Partnership were issued and delivered pursuant to applicable exemptions from registration under the Securities Act and state securities laws. Further, this exchange was evidenced by a written Share Exchange Agreement which was filed by the Company as an Exhibit to the Company's Form 8-K filed on July 18, 1997.

         Dr. Terry J. Logan, Ph.D., a consultant to and Director of the Company, received consulting fees in the amounts of $41,333 in 1997 and $35,127 in 1996. Dr. Logan is also the controlling shareholder of Logan Environmental, Inc., an environmental consulting firm which performs consulting services for the Company from time to time.

         Charles Kaiser, a consultant to and Director of the Company, received consulting fees in the amounts of $3,500 in 1997 and $-0- in 1996.

         James D. O'Neil, a Director of the Company, has been employed as Vice-President of Engineering and Operations of the Company since March, 1993. Prior to that date, Mr. O'Neil was Vice-President and General Manager of Leon Boulton + Son, Inc. for 14 years, and subsequently self-employed as an engineering consultant. For the year ended 1997 and 1996, Mr. O'Neil earned $76,100 and $65,000, respectively, from the Company.

         Michael Nicholson, a Director of the Company, has been employed as Vice-President of Sales and Marketing of the Company since December, 1996. Prior to that date, Mr. Nicholson served the Company and the Partnership in various management positions in sales. For the year ended 1997 and 1996, Mr. Nicholson earned $73,400 and $67,200, respectively, from the Company. Mr. Nicholson is the son of J. Patrick Nicholson, Chairman, Chief Executive Officer and President of the Company.

                                     PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                    8-K

(a) 1. AND (a) 2.   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                           See "Index to Financial Statements and Schedule" set
                    forth in Item 8 at page 20 of this Form 10-K.


(a) 3.              EXHIBITS

                           The exhibits designated by an asterisk are management
                    contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K.

                    Exhibit
                    Number     Description
                    ------     -----------
                      3.1      Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
                               Registration Statement of the Registrant on Form S-1 (Reg. No. 33-62766) (the "Registration
                               Statement")).

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

                      *10.3    Transitional Consulting and Sales Representative Agreement, dated September 2, 1993, and amended
                               January 1, 1994 between N-Viro International Corporation and Bobby B. Carroll (incorporated by reference to Exhibit 10.102 to Amendment No. 1 to the Registration Statement).

                      *10.4    Letter Agreement, dated November 22, 1993, from Jeffrey C. Burnham, Ph.D. on behalf of BioCheck
                               Laboratories, Incorporated to Terry J. Logan, Ph.D. relating to research at The Ohio State
                               University (incorporated by reference to Exhibit 10.110 to the 1993 Form 10-K).


                      21.1     List of subsidiaries of the Company.
                      24.1     Powers of Attorney
                      27.1     Financial Data Schedule


(b)                        REPORTS ON FORM 8-K
                           The Company filed a report on Form 8-K dated October 9, 1997, Item 5., Other Items, to disclose agreements for sales of Common Stock, with attached exhibits of the three agreements.

                           The Company filed on report on Form 8-K dated December 10, 1997, Item 5., Other Items, to disclose a press release on the final settlement agreement with Frank Manchak, Jr., with an attached exhibit of the press release of the Company.


(c)                        None

(d)                        Financial Statements of Subsidiaries not Consolidated

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                Table of Contents
                                -----------------



                                                                                                    PAGE
                                                                                                    ----
Independent Auditor's Report                                                                            E-1

Balance Sheets                                                                                   E-2 to E-3

Statement of Income (Loss) and Partners' Capital                                                        E-4

Statement of Cash Flows                                                                                 E-5

Notes to Financial Statements                                                                    E-6-to E-8

                                                               February 10, 1998



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
of Florida N-VIRO, L.P.
West Chester, Pennsylvania 19382


I have audited the accompanying balance sheets of Florida N-VIRO, L.P., (a Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income (loss) and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida N-VIRO, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Joseph M. Cahill
--------------------
Joseph M. Cahill, Ltd.,
Certified Public Accountants

JMC/rb

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 1997 and 1996
                           --------------------------



                                                      1997          1996
                                                   ------------------------
Assets

               Current Assets
                 Cash                              $   26,820    $    3,817
                 Receivables:
                      Trade                            60,616        90,177
                      Partners                        124,696       105,704
                 Costs in Excess of Billings          -----             976
                 Prepaid Expenses                       9,379        11,540
                                                   ------------------------
                 Total Current Assets                 221,511       212,214

               Property and Equipment
                 Land                                 147,163       147,163
                 Site improvements                     45,965        45,965
                 Building                           1,383,169     1,383,169
                 Operating equipment                  459,345       459,345
                 Office furniture and equipment         3,199         3,199
                                                   ------------------------
                                                    2,038,841     2,038,841

                 Less Accumulated Depreciation        185,386        92,691
                                                   ------------------------

                 Total Property and Equipment       1,853,455     1,946,150
                                                   ------------------------

Total Assets                                       $2,074,966    $2,158,364
                                                   ========================

    The accompanying notes are an integral part of these financial statements

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 1997 and 1996
                           --------------------------





                                                           1997          1996
                                                       ------------------------
Liabilities and Partners' Capital

         Current Liabilities

                Payables:
                      Trade                            $  128,684    $  141,948
                      Partners                             21,523        48,549
                      Current portion capital lease       -----          10,013
                      Accrued expenses                     99,519        40,939
                                                       ------------------------

         Total Current Liabilities                        249,726       241,449

         Partners' Capital                              1,825,240     1,916,915
                                                       ------------------------

Total Liabilities and Partners' Capital                $2,074,966    $2,158,364
                                                       ========================

   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                Statements of Income (Loss) and Partners' Capital
                -------------------------------------------------

                 For the Years Ended December 31, 1997 and 1996
                 ----------------------------------------------

                                                 1997          1996
                                              -----------------------
Revenues                                      $ 655,570     $ 761,631

Costs and Expenses (Income)

        Costs of Operations                     696,978       697,658
        Selling General and Administrative       51,062       148,151
        Interest Income                            (795)       (1,093)
                                              -----------------------

Net Income (Loss)                             $ (91,675)    $ (83,085)
                                              =======================





Statement of Partners' Capital

                               General Partner  Limited Partners    Total
                               ---------------------------------------------

                                                    1996
                               ---------------------------------------------
Contributions                    $    10,000     $ 1,990,000     $ 2,000,000
  Net (Loss)                          (1,661)        (81,424)        (83,085)
                               ---------------------------------------------
Ending Balance,
December 31, 1996                $     8,339     $ 1,908,576     $ 1,916,915
                               =============================================


                                                    1997
                               ---------------------------------------------
Beginning Balance                $     8,339     $ 1,908,576     $ 1,916,915

  Net Loss                            (1,833)        (89,842)        (91,675)
                               ---------------------------------------------

                                 $     6,506     $ 1,818,734     $ 1,825,240
                               =============================================







   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                            Statements of Cash Flows
                            ------------------------

                 For the Years Ended December 31, 1997 and 1996
                 ----------------------------------------------

                                                   1997            1996
                                                 ------------------------
Cash Flow from Operating Activities
      Net Income (Loss)                          $(91,675)    $   (83,085)
      Adjustment to Reconcile Net Earnings
          (loss) to Cash Provided (used) by
          Operating Activities
      Depreciation                                 92,691          92,691
      Decrease in Accounts Receivable              10,569        (195,881)
      (Decrease) in Prepaid Expenses                2,165         (11,540)
      Decrease in Costs in Excess of Billings         976            (976)
      (Decrease) in Accounts Payable              (40,290)        190,497
      (Decrease) in Accrued Expenses               58,580          40,939
                                                 ------------------------

      Net Cash Provided (Used) by
          Operating Activities                     33,016          32,645

Cash Flows from Investing Activities
      Acquisition of Property and Equipment       -----          (995,073)
                                                 ------------------------

      Net Cash Provided (Used) by
          Investing Activities                    -----          (995,073)

Cash Flows from Financing Activities
      Contributions from Partners                     -         1,000,000
      Principal Payments on Capital Lease         (10,013)        (33,755)
                                                 ------------------------

Net Cash Provided (Used) by
          Financing Activities                    (10,013)        966,245
                                                 ------------------------

Net Increase in Cash                               23,003           3,817

Cash, Beginning of Year                             3,817         -----
                                                 ------------------------

Cash, End of Year                                $ 26,820     $     3,817
                                                 ========================




   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                          Notes to Financial Statements
                          -----------------------------

Note A - Background
-------------------

         BUSINESS ACTIVITIES - Florida N-Viro, L.P., was formed January 1, 1996 as a Delaware Limited Partnership under the Delaware Revised Limited Partnership Act. The Partnership has entered into a patent and technology agreement with N-Viro International Corporation for the exclusive, royalty free, use in Florida of certain systems/processes for the treatment and remediation of waste water sludge. The Partnership operates from its Ft. Meade, Florida facility.

         The Partnership consists of one general partner, Florida N-Viro Limited Liability Corporation, a Delaware limited liability corporation, and two limited partners: VFL Technology Corporation and N-Viro International Corporation. The general partner, which is a limited liability corporation having limited resources, is responsible for the liabilities of the partnership beyond the capital contributed by the limited partners.

         The Partnership agreement terminates on December 31, 2026.

Note B - Summary of Accounting Principles
-----------------------------------------

1. METHOD OF ACCOUNTING AND USE OF ESTIMATES - The financial statements are prepared using the accrual basis of accounting. Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts or revenues and expenses during the reporting period. Actual results could defer from the estimates.

2. CASH AND CASH EQUIVALENTS - The Partnership considers all short-term investments with an original maturity of three months or less to be cash equivalents.

3. PROPERTY AND EQUIPMENT - Property and equipment, carried at cost, is depreciated over the estimated useful life of the related assets. Depreciation is computed principally by the straight-line method. The estimated useful lives used in computing depreciation are summarized as follows:

                                                      Years of Useful Life
                                                -------------------------------------

             Operating equipment                              7-10
             Office equipment                                  5-7
             Land improvements                                 15
             Buildings                                         39

         Depreciation amounted to $92,691 for 1997 and 1996.

         Maintenance, repairs and expenditures for renewals and betterments not determined to extend the useful life or to increase materially the productivity of the properties to which they are applied are charged to income as incurred. Other renewals and betterments are capitalized.

         It is the policy of the Partnership generally to eliminate from the accounts the cost and related allowances for depreciation applicable to assets retired or otherwise disposed of, charging or crediting to income the differences between depreciation cost and the proceeds of sale or salvage.

4. INCOME TAXES - No provision for income taxes is required since the partners report their proportionate share of partnership taxable income or loss on their respective income tax returns. Such income or losses are proportionately allocated to the partners based upon their ownership interests.

5. ADVERTISING - The Partnership follows the policy of charging the costs of advertising to expense as incurred.

         There was no advertising expense for 1997 or 1996.

6. FINANCIAL INSTRUMENTS - The following methods and assumptions were used by the Partnership to estimate the fair values of financial instruments as disclosed herein:
            Cash and Cash Equivalents - The carrying amount approximates fair value because of the short period to maturity of the instruments.
            Capital Lease obligation - The carrying amount approximates fair value since fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to the Partnership having the same or similar remaining maturities and collateral requirements.


Note C - Supplemental Disclosures for Statement of Cash Flows
-------------------------------------------------------------

                                                                   1997                    1996
                                                            -------------------------------------------
Cash paid for:
      Interest                                                    $5,197                  $ 4,640

Non-Cash Investing and
      Financing Activities:
          Contribution of Property and
               Equipment by Partner                                -----                $1,000,000
                                                            ===========================================

Rote D - Related Parties
------------------------

         VFL Technology Corporation provides the Partnership with certain management, accounting, and engineering services without charge.

         The Partnership has a fee sharing arrangement with N-Viro International Corporation for services provided to several customers. The Partnership's share of these fees was approximately $25,500 for 1997.

         The Partnership had the following receivable balances due at December 31, from its partners:

                                                    1997                   1996
                                             -------------------------------------------
                General Partner                   $ 10,000               $ 10,000
                Limited Partner                    114,696                 95,704
                                             ===========================================
                                                  $124,696               $105,704
                                             ===========================================

         The Partnership had payable balances due the other limited partner at December 31, 1997 and 1996 of $21,523 and $48,549 respectively.

Note E - Capital Lease
----------------------

         The Partnership assumed responsibility for the balance of a capital lease on equipment that was part of the initial capital contribution of one of the partners. Accordingly, the asset was capitalized and has the following book value at December 31, 1997 and 1996:

                                                           1997                  1996
                                                    --------------------------------------------
                  Capitalized Cost                       $120,000              $120,000
                  Accumulated Depreciation                 34,286                17,143
                                                    ============================================
                  Net Book Value                         $ 85,714              $102,857
                                                    ============================================

Note F - Concentration of Credit Risk
-------------------------------------

         In the normal course of business, the Partnership extends credit to customers principally in the State of Florida. The Partnership expects to collect all of its accounts receivable and, accordingly, no allowance for doubtful accounts is provided.

         The Partnership conducts a major portion of its business with one customer. For the years ended December 31, 1997 and 1996, this customer accounted for 58% and 45% of total revenue respectively. For 1997, the Partnership had a second major customer who accounted for 15% of revenue.

         The Partnership maintains its operating checking account at a bank located in Southeastern Pennsylvania. The balance in this account may at times exceed the federally insured limit of $100,000.

Note G - Operating Leases
-------------------------

         The Partnership leases a piece of heavy equipment that is accounted for as an operating lease. The future lease payments are:

                                                 1998           $28,788
                                                 1999            28,788
                                                 2000            11,995
                                                       --------------------------

                                                                $69,571
                                                       ==========================

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          N-VIRO INTERNATIONAL CORPORATION

Dated: April 13, 1998

                                          By: /s/  J. Patrick Nicholson*
                                              ---------------------------------------------
                                              J. Patrick Nicholson, President, Chairman and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 13, 1998

/s/  J. Patrick Nicholson*                                /s/ James D. O'Neil*
----------------------------------------------            --------------------------------
J. Patrick Nicholson, President, Chairman,                James D. O'Neil, Director
Chief Executive Officer and Director
(Principal Executive Officer)


/s/  Frederick H. Kurtz*                                  /s/  Charles B. Kaiser, Jr.*
----------------------------------------------            --------------------------------
Frederick H. Kurtz, Vice-Chairman and Director            Charles B. Kaiser, Jr., Director


/s/ James K. McHugh                                       /s/  Terry J. Logan, Ph.D.*
----------------------------------------------            --------------------------------
James K. McHugh                                           Terry J. Logan, Ph.D., Director
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)


/s/ Wallace G. Irmscher*                                  /s/ Michael G. Nicholson*
----------------------------------------------            --------------------------------
Wallace G. Irmscher, Director                             Michael G. Nicholson, Director


/s/ B.K. Wesley Copeland*                                 /s/ Bobby B. Carroll*
----------------------------------------------            --------------------------------
B.K. Wesley Copeland, Director                            Bobby B. Carroll, Director


                                                           /s/ James K. McHugh
                                                          --------------------------
                                                          By: James K. McHugh
                                                          Attorney-in-fact

