Form 10-Q
period 1998-03-31
N-VIRO INTERNATIONAL CORP
filed 1998-05-15
CIK 904896

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended March 31, 1998

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission File Number: 0-21802
                                ---------------


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

                                ---------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No .

     As of March 31, 1998, 2,505,733 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements



                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended March 31
                                                            1998             1997
                                                         ------------------------------

Revenues                                               $ 1,032,257     $ 1,068,866

Cost of revenues                                           462,946         480,931
                                                       -----------     -----------

Gross profit                                               569,311         587,935

Selling, general & administrative expenses                 485,076         430,228
                                                       -----------     -----------

Operating income                                            84,235         157,707

Nonoperating income (expense):
          Interest income (expense), net                    (4,751)         (9,650)
          Equity in gains (losses) of joint venture         (9,522)         18,893
          Miscellaneous income (exp.)                       (2,250)         (3,050)
                                                       -----------     -----------

Income before income tax (credits)                          67,712         163,900

Federal and state income tax (credits)                        --              --
                                                       -----------     -----------

Net income                                             $    67,712     $   163,900
                                                       ===========     ===========


Basic and diluted earnings per share                   $      0.03     $      0.08
                                                       ===========     ===========

Weighted average common shares outstanding               2,448,483       2,036,983
                                                       ===========     ===========








                 See Notes to Consolidated Financial Statements

                        N-Viro International Corporation
                           Consolidated Balance Sheets

                                                                    March 31,        December 31,
                                                                       1998             1997
ASSETS                                                             (Unaudited)        (Audited)
                                                                  --------------     ----------
Current assets
       Cash and cash equivalents                                   $    104,723     $     31,677
       Securities available-for-sale                                      1,401            1,401
       Trade receivables                                              1,284,793        1,493,427
       Other receivables                                                325,830          394,718
       Prepaid expenses and other assets                                198,017           92,060
                                                                   ------------     ------------

                                           Total current assets       1,914,764        2,013,283

Property and Equipment                                                  537,312          561,229

Investment in joint ventures                                            903,098          912,620

Deferred Tax Assets                                                     312,000          312,000

Intangibles and Other Assets                                            613,108          624,237
                                                                   ------------     ------------

TOTAL ASSETS                                                       $  4,280,282     $  4,423,369
                                                                   ============     ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
       Current maturities of long-term debt                        $    107,133     $    213,545
       Accounts payable                                               1,030,919        1,196,714
       Accrued expenses                                                 194,201          183,071
                                                                   ------------     ------------

                                      Total current liabilities       1,332,253        1,593,330
                                                                   ------------     ------------

Long-term Debt, less current maturities                                  55,735           64,742
                                                                   ------------     ------------

Stockholders' equity
       Common stock, $.01 par value; authorized
               45,000,000 shares; issued 1998 2,785,733
                                  and 1997 2,755,733 shares              27,858           27,558
       Additional paid-in capital                                    13,418,497       13,359,552
       Retained earnings (deficit)                                   (9,436,084)      (9,503,796)
                                                                   ------------     ------------
                                                                      4,010,271        3,883,314
       Less treasury stock, at cost, 307,250 shares                   1,117,977        1,117,977
                                                                   ------------     ------------
                                                                      2,892,294        2,765,337
                                                                   ------------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $  4,280,282     $  4,423,369
                                                                   ============     ============



                 See Notes to Consolidated Financial Statements

                        N-Viro International Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                         Quarter Ended
                                                                          March 31,
                                                                 ------------------------
                                                                    1998            1997
                                                                  ---------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 223,827     $  75,547

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for intangibles and other assets                   (2,399)      (14,520)
    Expenditures for property and equipment                         (1,436)       (3,018)
                                                                 ---------     ---------

NET CASH USED BY INVESTING ACTIVITIES                               (3,835)      (17,538)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (repayments) on revolving credit agreement     (120,000)       55,000
    Repayments of long-term debt                                   (26,741)     (359,154)
                                                                 ---------     ---------

NET CASH USED BY FINANCING ACTIVITIES                             (146,741)     (304,154)
                                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH                                     73,251      (246,145)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    31,472       282,115
                                                                 ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 104,723     $  35,970
                                                                 =========     =========



















                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the Company) are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 1998 may not be indicative of the results of operations for the year ended December 31, 1998. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1997.

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

        The financial statements are consolidated as of March 31, 1998 and December 31, 1997 for the Company. Adjustments have been made to eliminate all intercompany transactions.

2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $30,000 for the three months ended March 31, 1998, and $30,000 for the three months ended March 31, 1997 under a contract arrangement signed in 1993 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

         In January of 1998, the Company reached agreements with a trade creditor to eliminate $60,000 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditor of 30,000 shares of Common Stock. The number of shares of Common Stock issued to, and the corresponding amount of short-term debt forgiven by is set forth in the table below:

============================================================================================
        Creditor             Amount of Canceled Debt     No. of Shares Issued in Exchange
========================== =========================== =====================================
 Morgan, Lewis & Bockius             $60,000                          30,000
========================== =========================== =====================================

All such shares of Common Stock were issued to the Company's creditor pursuant to appropriate exemptions from registration under federal and state securities laws. The exchange was evidenced by a written Share Exchange Agreement between the Company and the creditor. A copy of such Share Exchange Agreement is filed as an Exhibit to this Form 10-Q. The shares are undelivered as of the date of this filing, but it is anticipated they will be delivered in the immediate future.


3.      CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,664. The lease expires in December 2002. The total minimum rental commitment at March 31, 1998 is $266,000. The total rental expense included in the statements of operations for each of the periods ended March 31, 1998 and 1997 is approximately $14,000.

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

        Total revenues were $1,032,000 for the quarter ended March 31, 1998 compared to $1,069,000 for the same period of 1997. The net decrease in revenue is due primarily to a decrease in royalty and alkaline admixture sales, most of which was offset by an increase in license and territory fee revenues. The Company decreased its cost of revenues for the same period of 1997. The decrease in cost of revenues was due primarily to the costs associated with the decrease in alkaline admixture revenue. As a result, the gross profit percentage remained at 55% for the quarters ended March 31, 1998 and 1997. Selling, general and administrative costs increased for the same period of 1998. These changes collectively resulted in a net profit of $68,000 for the quarter ended March 31, 1998 compared to a net profit of $164,000 for the quarter ended March 31, 1997.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 WITH THREE MONTHS ENDED MARCH 31, 1997

        Overall revenue decreased $37,000, or 3%, to $1,032,000 for the three months ended March 31, 1998 from $1,069,000 for the three months ended March 31, 1997. The net decrease in revenue was due primarily to the following:

        a) Licensing of the N-Viro process, including territory fees, earned the Company $159,000 for the quarter, an increase of $79,000 from the same period in 1997;

        b) The Company's processing revenue, including facility management revenue, showed a net decrease of $29,000 over the same period ended March 31, 1998;

        c) Sales of alkaline admixture decreased $60,000 from the same period ended March 31, 1997. Approximately $40,000 of this decrease was a delay in reporting 1996 sales into 1997 from one of its licensees; and,

        d) Testing income decreased $20,000 from the same period ended March 31, 1997.

        Gross profit decreased $19,000, or 3%, to $569,000 for the three months ended March 31, 1998 from $588,000 for the three months ended March 31, 1997. This decrease in gross profit was primarily a result of the decrease in alkaline admixture sales. The gross profit margin did not change at 55% for the same three month comparison.

        Selling, general and administrative expenses increased $55,000, or 13%, to $485,000 for the three months ended March 31, 1998 from $430,000 for the three months ended March 31, 1997. The increase was primarily due to an increase in salaries and related costs of $45,000, as well as an increase in research and development costs of almost $10,000.


        As a result of the foregoing factors, the Company recorded operating income of $84,000 for the three months ended March 31, 1998 compared to operating income of $158,000 for the three months ended March 31, 1997.

        For the quarters ended March 31, 1998 and 1997, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $583,000 at March 31, 1998, compared to working capital of $420,000 at December 31, 1997. Current assets at March 31, 1998 included cash and investments of $106,000, which is an increase of $73,000 from December 31, 1997. The increase in working capital was principally due to the operating income for the period and the restructuring of debt to equity.

        In 1997 the Company obtained a working capital line of credit of $200,000. Borrowings against the line bear interest at prime plus 1.75%, and are collateralized by accounts receivable, inventories and equipment, and assignment of the wastewater treatment contract with the City of Toledo, Ohio, and are due on demand. Their is no balance owed on the line of credit at March 31, 1998.

        The Company believes that its working capital together with the line of credit, will provide sufficient cash to meet the Company's cash requirements through 1998.

         The Company cautions that words used in this document such as "expects," "anticipates," "believes" and "may," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. Some, but not all, of the factors that could cause actual results to be different than those anticipated or predicted by the Company include: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for the Company's products or services in particular; (iii) the Company's loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for the Company's products or services; (v) increases in the Company's operating expenses resulting from increased costs of labor and/or consulting services; and
(vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including customers of the Company.

                           PART II - OTHER INFORMATION


Item 5.  Other Information.

        (a)  None.



Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                       4 Amended and Restated N-Viro International Corporation Stock Option Plan
                      27  Financial Data Schedule
                      99  Press release dated May 13, 1998

        (b) No reports were filed on Form 8-K during the quarter.

                        N-VIRO INTERNATIONAL CORPORATION


                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               N-VIRO INTERNATIONAL CORPORATION





Date:    May 15, 1998          /s/  J. Patrick Nicholson
         ------------          ------------------------------------------------
                               J. Patrick Nicholson
                               Chairman , President and Chief Executive Officer
                               (Principal Executive Officer)




Date:    May 15, 1998           /s/  James K. McHugh
         ------------          -----------------------------------------------
                               James K. McHugh
                               Chief Financial Officer
                               (Principal Financial & Accounting Officer)