Form 10-K405/A
period 1997-12-31
N-VIRO INTERNATIONAL CORP
filed 1998-05-20
CIK 904896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1


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

                  The number of shares of Common Stock of the registrant outstanding as of April 1, 1998, was 2,505,733.

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

                                  FORM 10-K/A

                        AMENDMENT NO. 1 TO ANNUAL REPORT

                  FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                        N-VIRO INTERNATIONAL CORPORATION

The Registrant hereby amends the following items, financial statements, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997.

FRONT COVER AND INSIDE FRONT COVER

ITEM 11.          EXECUTIVE COMPENSATION

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                           SUMMARY COMPENSATION TABLE


                                        Annual Compensation    Long-Term
                                        -------------------   Compensation        All Other
  Name and Principal Position    Year         Salary($)          Bonus($)        Options(#)(2)       Compensation($)(1)
---------------------------------------------------------------------------------------------------------------------------
J. Patrick Nicholson             1997         $ 125,600            -0-              5,000                 -0-
 Chairman, Chief                 1996         $ 147,500            -0-               -0-                  -0-
 Executive Officer               1995         $ 149,167            -0-               -0-                $ 1,575
 and President

--------------------------------

(1) Amounts shown consist of term life insurance premiums paid by the Company for the benefit of Mr. Nicholson.

(2) The numbers shown represent the number of shares of common stock for which options were granted to the named Executive Officer in 1997.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

-----------------------------------------------------------------------------------------------------------------------------
                                               % of Total
                                 Number of       Options                                          Potential Realizable Value
                                 Securities     Granted to                                        at Assumed Annual Rates of
                                 Underlying     Employees        Exercise or                     Stock Price Appreciation for
                                  Options       in Fiscal        Base Price       Expiration            Option Term(1)
            Name                 Granted(2)       Year           ($/share)           Date           5%($)          10%($)
-----------------------------------------------------------------------------------------------------------------------------
J. Patrick Nicholson                5,000           5.2%          $1.5625         11/9/2007        $4,938         $12,438
                               ----------------------------------------------------------------------------------------------
                                 25,000(3)         26.1%          $  4.00         11/3/2003        $    0         $10,723
-----------------------------------------------------------------------------------------------------------------------------

----------

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

(3) These options were originally granted to Mr. Nicholson in 1993 and were repriced in 1997. See "TEN-YEAR OPTION REPRICING" below and corresponding discussion in the paragraphs below.

        On November 14, 1997, the Board of Directors of the Company adopted a proposal conditionally granting options to purchase common stock of the Company under the Company's 1993 Stock Option Plan (the "Plan") to certain employees(1) of the Company who held existing options granted in 1993 under the Plan to purchase common stock at a price of $38.00 per share (such existing options are referred to as "Outstanding Options" and the employees and consultants holding them are referred to as "Eligible Option Holders"). The Board conditionally granted to each Eligible Option Holder one new option (a "new option") corresponding to each outstanding option held by the Eligible Option Holder. Each New Option is an option to purchase that number of shares of common stock of the Company which is equal to the number of shares subject to the Eligible Option Holders corresponding Outstanding Option, at a purchase price of $4.00. Except for the change in the exercise price, each New Option is otherwise subject to the same terms and conditions as the corresponding Outstanding Option; that is, all of the other terms and conditions of the corresponding Outstanding Option, such as the date or dates upon which the option holder may exercise the option and the date upon which the option terminates, are the same for the New Option as they were for the corresponding outstanding option. The grant of each New Option to each Eligible Option Holder was conditioned upon the surrender and termination of the corresponding Outstanding Option of the Eligible Option Holder.

         The stated purpose of the 1993 Stock Option Plan is "to enable (the Company) to attract and retain qualified officers, key employees and non-employee directors and to provide an incentive for such employees and directors to expand and improve the profits and prosperity of (the Company)." The Board and the compensation committee thereof approved the repricing of the options because of a belief that the decline in the price of the common stock of the Company that has occurred since 1993 was caused primarily by factors outside the control of the employees of the Company and that, with the majority of the options granted under the Plan having exercise prices in excess of $20.00 per share, the Outstanding Options did not provide a practical incentive to the option holders. The Board granted the New Options in order to provide what it believes is a better incentive to current employees and consultants. The table below sets forth additional information regarding executive officers of the Company who received New Options.

--------------------------------

(1) The employees and consultants who received repriced options are J. Patrick Nicholson, Frederick Kurtz, Dr. Terry Logan, Michael Nicholson, James McHugh and June Taylor.

                            TEN-YEAR OPTION REPRICING

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Length of
                                            Number of                                                             Original Option
                                            Securities         Market Price      Exercise Price       New              Term
                                            Underlying         of Stock at        at Time of       Exercise         Remaining at
                                             Options             Time of          Repricing          Price           Date of
  Name, Position           Date             Repriced            Repricing         ($/share)        ($/share)        Repricing
------------------------------------------------------------------------------------------------------------------------------------
J. Patrick Nicholson,      11/14/97          25,000             $2.50             $38.00            $4.00             6 yrs.
Chief  Executive
Officer
------------------------------------------------------------------------------------------------------------------------------------
James K. McHugh,           11/14/97           3,125             $2.50             $38.00            $4.00             6 yrs.
Chief Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


------------------------------------------------------------------------------------------------------------------------------------
                              Shares
                             Acquired           Value                                          Value of Unexercised In-The-
                                On            Realized       Number of Unexercised             Money Options at Fiscal Year
      Name                  Exercise(1)         ($)(1)    Options at Fiscal Year End(2)                 End($)(3)
------------------------------------------------------------------------------------------------------------------------------------
                                                           Exercisable     Unexercisable    Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
J. Patrick Nicholson            -0-             $0            26,000           4,000             $0             $12,500
------------------------------------------------------------------------------------------------------------------------------------

----------

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

         The Committee has not formulated any policy regarding qualifying compensation paid to the Company's Executive Officers for deductibility under the limits of Section 162(m) of the Internal Revenue Code of 1986, as amended, because the Committee does not anticipate that any executive officers would receive compensation in excess of such limits in the foreseeable future.

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

         The Committee is also responsible for recommending to the Board of Directors bonus amounts payable to Mr. Nicholson, the Chief Executive Officer. Any bonuses payable will be determined by the Committee, based on the same elements and factors relating to the other Executive Officers of the Company. No bonuses were paid to Mr. Nicholson or any other Executive Officer in 1997. As the founder and the largest beneficial owner (47.00% of total shares of common stock outstanding) of the Company, Mr. Nicholson has a significant portion of his wealth invested in the Company's stock. Mr. Nicholson's level of stock ownership continues to provide a strong link between Company performance and the resulting rewards.

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


                                    [GRAPH]

==================================================================================================================
                      10/12/93        12/31/93        12/31/94        12/31/95        12/31/96        12/31/97
------------------------------------------------------------------------------------------------------------------
NASDAQ Index           100.00           100.7           98.4           139.2           171.2           210.2
------------------------------------------------------------------------------------------------------------------
Company                100.00           65.8            18.4             5.3             5.9             6.6
------------------------------------------------------------------------------------------------------------------
Peer Group             100.00           94.2            57.7            84.3            50.8            53.9
==================================================================================================================

         Except to the extent the Company specifically incorporates this information by reference, the foregoing Report of the Compensation Committee and Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This information shall not otherwise be deemed filed under such Acts.

SECTION 16(a) COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the shares of common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the Directors and Executive Officers complied with all applicable filing requirements during the fiscal year ended December 31, 1997.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          VOTING SECURITIES OUTSTANDING
                          AND PRINCIPAL HOLDERS THEREOF

         The Company had outstanding 2,505,733 shares of common stock, $.01 par value per share (the "shares of common stock"), on April 1, 1998. These shares of common stock constitute the only class of outstanding voting securities of the Company. Stockholders of record at the close of business on April 1, 1998 are entitled to notice of, and to vote at, the Annual Meeting and any adjournments thereof. Each share of common stock is entitled to one vote on all matters to come before the Annual Meeting. Stockholders are not permitted to cumulate votes for the purpose of electing directors or otherwise.

         At April 1, 1998, the following were the only persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock:


----------------------------------------------------------------------------------------------------------------------
                                                   Shares of Common Stock        Percentage of Outstanding Shares of
  Name and Address of Beneficial Owner               Beneficially Owned           Common Stock as of April 1, 1998
----------------------------------------------------------------------------------------------------------------------
N-Viro Energy Systems, Ltd.(1)                          1,018,357(2)                            40.64%
3450 West Central Avenue, Suite 328
Toledo, Ohio  43606
----------------------------------------------------------------------------------------------------------------------
Heartland Advisors, Inc.                                  250,000(3)                             9.98%
790 North Milwaukee Street
Milwaukee, Wisconsin  53202
----------------------------------------------------------------------------------------------------------------------


--------

(1) N-Viro Energy Systems, Ltd. (the "Partnership") is a limited partnership and was one of the predecessor entities that combined to form the Company in October 1993. The general partners of the Partnership are J. Patrick Nicholson, Chairman, Chief Executive Officer and President of the Company, N-Viro Energy Systems, Inc., a corporation of which Mr. Nicholson is the controlling stockholder, and four trusts established for the benefit of Mr. Nicholson's children. Under the limited partnership agreement for the Partnership, Mr. Nicholson, as general partner, has the voting and dispositive power over the shares of common stock held by the Partnership.

(2) Includes 4,216 shares of common stock to be distributed to certain persons by the Partnership pursuant to the N-Viro International Stock Bonus Plan dated October 1, 1993. These shares of common stock became vested in such participants on January 1, 1997.

(3) Information derived from a Schedule 13G filed on January 29, 1998 by Heartland Advisors, Inc., an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. Such firm has both sole power to vote (or to direct the vote) and sole power to dispose of (or to direct the disposition of) 250,000 shares of common stock.

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


                                            Beneficial Ownership of
     Name of Beneficial Owner            Common Stock as of April 1, 1998    Percent of Class
---------------------------------------------------------------------------------------------------
Bobby B. Carroll                                       96,100(1)(2)              3.84%
---------------------------------------------------------------------------------------------------
B.K. Wesley Copeland                                    6,000(2)                  .24%
---------------------------------------------------------------------------------------------------
Wallace G. Irmscher                                     7,525(2)                  .30%
---------------------------------------------------------------------------------------------------
Charles B. Kaiser, Jr.                                  7,650(2)                  .31%
---------------------------------------------------------------------------------------------------
Frederick H. Kurtz                                     80,200(2)                 3.20%
---------------------------------------------------------------------------------------------------
Terry L. Logan                                         21,987(2)(3)               .88%
---------------------------------------------------------------------------------------------------
James K. McHugh                                         9,351(2)(3)               .37%
---------------------------------------------------------------------------------------------------
J. Patrick Nicholson                                1,177,737(2)(4)             47.00%
---------------------------------------------------------------------------------------------------
Michael G. Nicholson                                   15,942(2)(3)               .64%
---------------------------------------------------------------------------------------------------
James D. O'Neil                                         9,425(2)                  .38%
===================================================================================================
All Directors and Executive Officers as a group
  (10 persons)                                      1,431,917(5)(6)             57.15%
---------------------------------------------------------------------------------------------------

----------

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

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed its behalf by the undersigned, thereunto duly authorized.

                                   N-VIRO INTERNATIONAL CORPORATION

Dated:  May 18, 1998

                                   By: /s/ James K. McHugh
                                       -----------------------------------------
                                       James K. McHugh, Chief Financial Officer,
                                       Secretary and Officer
                                       (Principal Accounting Officer)