Form 10-Q
period 1998-06-30
N-VIRO INTERNATIONAL CORP
filed 1998-08-14
CIK 904896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
[ ]        FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

         As of June 30, 1998, 2,525,733 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.


================================================================================

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three Months Ended June 30         Six Months Ended June 30
                                   -----------------------------------------------------------------
                                           1998             1997             1998             1997
                                   -----------------------------------------------------------------

Revenues                              $ 1,061,036      $ 1,081,293      $ 2,093,294      $ 2,150,159

Cost of revenues                          457,526          434,983          920,473          915,914
                                   -----------------------------------------------------------------

Gross profit                              603,510          646,310        1,172,821        1,234,245

Selling, general & administrative
     expenses                             555,514          437,849        1,042,840          868,077
                                   -----------------------------------------------------------------

Operating income                           47,996          208,461          129,981          366,168

Nonoperating income (expense):
     Interest expense, net                 (4,325)          (8,302)          (9,076)         (17,952)
     Equity in gains (losses) of
          Joint venture                         0                0           (9,522)          18,540
     Miscellaneous income (exp.)             (118)           9,375             (118)           6,678
                                   -----------------------------------------------------------------

Income before income tax
     (credits)                             43,553          209,534          111,265          373,434

Federal and state income tax
     (credits)                                -                -                -                -
                                   -----------------------------------------------------------------

Net income                            $    43,553      $   209,534      $   111,265      $   373,434
                                   =================================================================


Basic and diluted earnings per
     Share                            $       0.02     $      0.10      $      0.05      $      0.18
                                   =================================================================

Weighted average common
     Shares outstanding                 2,459,252        2,037,000        2,453,897        2,037,000
                                   =================================================================



                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                               June 30,       December 31,
                                                                 1998             1997
ASSETS                                                       (Unaudited)        (Audited)
                                                            ------------      ------------
Current assets
       Cash and cash equivalents                            $     14,115      $     31,677

       Securities available-for-sale                               1,740             1,401
       Trade receivables                                       1,478,951         1,493,427
       Other receivables                                         284,164           394,718
       Prepaid expenses and other assets                         205,311            92,060
                                                            ------------      ------------

                                   Total current assets        1,984,281         2,013,283

Property and Equipment                                           509,321           561,229

Investment in joint ventures                                     903,098           912,620

Deferred Tax Assets                                              312,000           312,000

Intangibles and Other Assets                                     613,313           624,237
                                                            ------------      ------------

TOTAL ASSETS                                                $  4,322,013      $  4,423,369
                                                            ============      ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
       Current maturities of long-term debt                 $    185,276      $    213,545
       Accounts payable                                          967,974         1,196,714
       Accrued expenses                                          202,885           183,071
                                                            ------------      ------------

                              Total current liabilities        1,356,135         1,593,330
                                                            ------------      ------------

Long-term Debt, less current maturities                           29,523            64,742
                                                            ------------      ------------

Stockholders' equity
       Common stock, $.01 par value; authorized
           7,000,000 shares;  issued 1998 2,775,733
                          and 1997 2,755,733 shares               27,862            27,558
       Additional paid-in capital                             13,419,090        13,359,552
       Retained earnings (deficit)                            (9,392,620)       (9,503,796)
                                                            ------------      ------------
                                                               4,054,332         3,883,314
       Less treasury stock, at cost, 307,250 shares            1,117,977         1,117,977
                                                            ------------      ------------
                                                               2,936,355         2,765,337
                                                            ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  4,322,013      $  4,423,369
                                                            ============      ============



                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                       Six Months Ended
                                                                          June 30,
                                                                  ------------------------
                                                                    1998            1997
                                                                  ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         $  63,929      $ 316,691

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for intangibles and other assets                   (16,451)       (23,879)
    Expenditures for property and equipment                          (1,593)       (32,137)
    Proceeds from sale of property and equipment                       --            4,665
                                                                  ---------      ---------

NET CASH USED BY INVESTING ACTIVITIES                               (18,044)       (51,351)

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of long-term debt                                    (33,447)      (555,883)
    Net borrowings (repayments) on revolving credit agreement       (30,000)        87,500
                                                                  ---------      ---------

NET CASH USED BY FINANCING ACTIVITIES                               (63,447)      (468,383)
                                                                  ---------      ---------

NET INCREASE (DECREASE) IN CASH                                     (17,562)      (203,043)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     31,677        282,115
                                                                  ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  14,116      $  79,072
                                                                  =========      =========

















                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the Company) are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 1998 may not be indicative of the results of operations for the year ended December 31, 1998. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1997.

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

        The financial statements are consolidated as of June 30, 1998 and December 31, 1997 for the Company. Adjustments have been made to eliminate all intercompany transactions.

2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $60,000 for the six months ended June 30, 1998, and $60,000 for the six months ended June 30, 1997 under a contract arrangement signed in 1993 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

         In January of 1998, the Company reached an agreement with a trade creditor to eliminate $60,000 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditor of 20,000 shares of Common Stock. The number of shares of Common Stock issued to, and the corresponding amount of short-term debt forgiven by is set forth in the table below:


====================================================================================================================
               Creditor                        Amount of Canceled Debt           No. of Shares Issued in Exchange
====================================================================================================================
        Morgan, Lewis & Bockius                        $60,000                                20,000
====================================================================================================================

All such shares of Common Stock were issued to the Company's creditor pursuant to appropriate exemptions from registration under federal and state securities laws. The exchange was evidenced by a written Share Exchange Agreement between the Company and the creditor. The shares were delivered in May, 1998.


3.      CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,664. The lease expires in December 2002. The total minimum rental commitment at March 31, 1998 is $252,000. The total rental expense included in the statements of operations for each of the periods ended June 30, 1998 and 1997 is approximately $28,000.

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

        Total revenues were $1,061,000 for the quarter ended June 30, 1998 compared to $1,081,000 for the same period of 1997. The net decrease in revenue is due primarily to a decrease in royalty and facility management revenue, most of which was offset by an increase in license and alkaline admixture sales. The Company increased its cost of revenues for the same period of 1998. The increase in cost of revenues was due primarily to the increase in alkaline admixture sales having a higher cost of revenue associated with this type. As a result, the gross profit percentage decreased to 57% from 60% for the quarters ended June 30, 1998 and 1997. Selling, general and administrative costs increased for the same period of 1998. These changes collectively resulted in a net profit of $44,000 for the quarter ended June 30, 1998 compared to a net profit of $210,000 for the quarter ended June 30, 1997.

        On June 1, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission, to register certain shares of voting common stock of the Company, presently held by Heartland Limited Partnership I. As of the date hereof, the registration statement has not been made effective and no shares of the Company's voting common stock have been sold, pursuant to the terms thereof.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 WITH THREE MONTHS ENDED JUNE 30, 1997

        Overall revenue decreased $20,000, or 1.9%, to $1,061,000 for the three months ended June 30, 1998 from $1,081,000 for the three months ended June 30, 1997. The net decrease in revenue was due primarily to the following:

        a) Licensing of the N-Viro process, including territory fees, earned the Company $200,000 for the quarter, an increase of $35,000 from the same period in 1997;

        b) The Company's processing revenue, including facility management revenue, showed a net decrease of $101,000 over the same period ended in 1997;

        c) Sales of alkaline admixture increased $31,000 from the same period ended in 1997;

        d) Testing income decreased $6,000 from the same period ended in 1997, and,

        e) Commission income increased $21,000 from the same period ended June 30, 1997.

        Gross profit decreased $43,000, or 6.6%, to $604,000 for the three months ended June 30, 1998 from $647,000 for the three months ended June 30, 1997. This decrease in gross profit was primarily a result of the decrease in royalty revenue, which type has no associated cost of revenue. The gross profit margin decreased to 57% from 60% for the same three month comparison.

        Selling, general and administrative expenses increased $118,000, or 27%, to $556,000 for the three months ended June 30, 1998 from $438,000 for the three months ended June 30, 1997. The increase was primarily due to an increase in sales and promotion of $56,000, salaries and related costs of $34,000, and outside consultants of $21,000.

        As a result of the foregoing factors, the Company recorded operating income of $48,000 for the three months ended June 30, 1998 compared to operating income of $208,000 for the three months ended June 30, 1997.

        For the quarters ended June 30, 1998 and 1997, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 WITH SIX MONTHS ENDED JUNE 30, 1997

        Overall revenue decreased $57,000, or 3%, to $2,093,000 for the six months ended June 30, 1998 from $2,150,000 for the six months ended June 30, 1997. The net decrease in revenue was due primarily to the following:

        a) Licensing of the N-Viro process, including territory fees, earned the Company $350,000 for the six month period ended, an increase of $105,250 from the same period in 1997;

        b) The Company's processing revenue, including facility management revenue, showed a net decrease of $133,000 for the six month period ended;

        c) Sales of alkaline admixture decreased $29,000 from the same period ended June 30, 1997. Approximately $40,000 of this decrease was a delay in reporting 1996 sales into 1997 from one of its licensees;

        d) Testing income decreased $27,000 from the same period ended June 30, 1997, and,

        e) Commission income increased $31,000 from the same period ended June 30, 1997.

        Gross profit decreased $61,000, or 5%, to $1,173,000 for the six months ended June 30, 1998 from $1,234,000 for the six months ended June 30, 1997. This decrease in gross profit was primarily a result of the decrease in royalty revenue, which type has no associated cost of revenue. The gross profit margin decreased to 56% from 57% for the same six month comparison.

        Selling, general and administrative expenses increased $175,000, or 20%, to $1,043,000 for the six months ended June 30, 1998 from $868,000 for the six months ended June 30, 1997. The increase was primarily due to an increase in salaries and related costs of $71,000, sales and promotion of $56,000, as well as an increase in research and development costs of almost $28,000.

        As a result of the foregoing factors, the Company recorded operating income of $130,000 for the six months ended June 30, 1998 compared to operating income of $366,000 for the six months ended June 30, 1997.

        For the six months ended June 30, 1998 and 1997, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $630,000 at June 30, 1998, compared to working capital of $420,000 at December 31, 1997. Current assets at June 30, 1998 included cash and investments of $16,000, which is a decrease of $17,000 from December 31, 1997. The increase in working capital was principally due to the operating income for the period and the restructuring of debt to equity, specifically the conversion of a $60,000 obligation to Morgan, Lewis & Bockius, referred to in Note 2 of the Consolidated Financial Statements contained herein.

        In 1997 the Company obtained a working capital line of credit of $200,000. Borrowings against the line bear interest at prime plus 1.75%, and are collateralized by accounts receivable, inventories and equipment, and assignment of the wastewater treatment contract with the City of Toledo, Ohio, and are due on demand. The balance owed on the line of credit at June 30, 1998 was $90,000.

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



                           PART II - OTHER INFORMATION


Item 5.  Other Information.

        (a) Consistent with the recommendation of the Securities and Exchange Commission (the "Commission") that the notice deadline for shareholder proposals referred to in new Commission Rule 14a-4 be disclosed on the Company's next Form 10-Q, the Company states that the notice deadline date for shareholder proposals is March 26, 1999 for the 1999 Annual Meeting. Notice of a shareholder proposal must be received by the Company prior to such date at 3450 West Central Avenue, Suite 328, Toledo, Ohio 43606, Attention: James K. McHugh, Chief Financial Officer, Secretary and Treasurer.


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:
                      27 Financial Data Schedule
                      99 Press release dated August 13, 1998

        (b) A Form 8-K was filed on June 19, 1998, for a change in the Company's authorized shares as approved by Shareholders on June 2, 1998.

                        N-VIRO INTERNATIONAL CORPORATION


                                   Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               N-VIRO INTERNATIONAL CORPORATION





Date:     August 14, 1998      /S/  J. Patrick Nicholson
       ---------------------   -------------------------
                               J. Patrick Nicholson
                               Chairman , President and Chief Executive Officer
                               (Principal Executive Officer)




Date:     August 14, 1998      /S/  James K. McHugh
       ---------------------   --------------------
                               James K. McHugh
                               Chief Financial Officer
                               (Principal Financial & Accounting Officer)