Form 10-Q
period 1998-09-30
N-VIRO INTERNATIONAL CORP
filed 1998-11-16
CIK 904896

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                     FORM 10-Q


(Mark One)

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                          OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER:  0-21802

                                   ----------------

                           N-VIRO INTERNATIONAL CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                 34-1741211
      (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

     3450 W. CENTRAL AVENUE, SUITE 328
              TOLEDO, OHIO                                   43606
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (419) 535-6374

                                  ------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes   X    No
                                                        -----     -----

          As of November 12, 1998, 2,534,733 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                          N-VIRO INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)




                                            Three Months Ended Sept. 30         Nine Months Ended Sept. 30
                                             ----------------------------------------------------------------
                                                   1998          1997                1998              1997
                                             ----------------------------------------------------------------
Revenues                                     $  872,985     $  995,539        $  2,966,278       $  3,145,698

Cost of revenues                                467,253        425,871           1,387,726          1,341,785
                                             ----------------------------------------------------------------
Gross profit                                    405,732        569,668           1,578,552          1,803,913

Selling, general & administrative
     expenses                                   596,600        425,927           1,639,558          1,294,004
                                             ----------------------------------------------------------------
Operating income (loss)                        (190,868)       143,741             (61,006)           509,909

Nonoperating income (expense):
     Interest expense, net                        2,185         (3,149)             (6,891)           (21,101)
     Equity in gains (losses) of
          joint venture                         (43,605)       (10,179)            (53,127)             8,361
     Miscellaneous income (exp.)                   (118)       (25,247)               (118)           (18,569)
                                             ----------------------------------------------------------------
Income (loss) before income tax
     (credits)                                 (232,406)       105,166            (121,142)           478,600

Federal and state income tax
     (credits)                                        -              -                   -                 -
                                             ----------------------------------------------------------------
Net income (loss)                            $ (232,406)    $  105,166          $ (121,142)        $  478,600
                                             ----------------------------------------------------------------
                                             ----------------------------------------------------------------

Basic and diluted earnings (loss)
     per share                               $    (0.09)    $     0.04          $    (0.05)        $     0.22
                                             ----------------------------------------------------------------
                                             ----------------------------------------------------------------
Weighted average common
     shares outstanding                       2,469,168      2,416,826           2,459,043          2,165,674
                                             ----------------------------------------------------------------
                                             ----------------------------------------------------------------




                    See Notes to Consolidated Financial Statements

                           N-VIRO INTERNATIONAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS



                                                     September 30,        December 31,
                                                         1998                1997
ASSETS                                                (Unaudited)          (Audited)
                                                     ------------        ------------
Current assets
  Cash and cash equivalents                           $   273,552          $   31,677
  Securities available-for-sale                             3,551               1,401
  Trade receivables                                       842,639           1,493,427
  Other receivables                                       284,164             394,718
  Prepaid expenses and other assets                       185,309              92,060
                                                     ------------        ------------
     Total current assets                               1,589,215           2,013,283

Property and equipment                                    538,805             561,229

Investment in joint ventures                              859,493             912,620

Deferred tax assets                                       312,000             312,000

Intangibles and other assets                              603,782             624,237
                                                     ------------        ------------
TOTAL ASSETS                                         $  3,903,295        $  4,423,369
                                                     ------------        ------------
                                                     ------------        ------------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt               $     94,869        $    213,545
  Accounts payable                                        824,666           1,196,714
  Accrued expenses                                        222,810             183,071
                                                     ------------        ------------
     Total current liabilities                          1,142,345           1,593,330
                                                     ------------        ------------
Long-term Debt, less current maturities                    22,147              64,742
                                                     ------------        ------------
Stockholders' equity
  Common stock, $.01 par value; authorized
     7,000,000 shares; issued 1998 2,784,733
     and 1997 2,755,733 shares                             27,848              27,558
  Additional paid-in capital                           13,453,958          13,359,552
  Retained earnings (deficit)                          (9,625,026)         (9,503,796)
                                                     ------------        ------------
                                                        3,856,780           3,883,314
  Less treasury stock, at cost, 307,250 shares          1,117,977           1,117,977
                                                     ------------        ------------
                                                        2,738,803           2,765,337
                                                     ------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $  3,903,295        $  4,423,369
                                                     ------------        ------------
                                                     ------------        ------------




                  See Notes to Consolidated Financial Statements

                           N-VIRO INTERNATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                       ------------------------------
                                                                           1998               1997
                                                                      ------------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $  488,621          $  200,118

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                                (62,537)            (43,934)
  Expenditures for intangibles and other assets                          (20,826)            (30,259)
  Expenditures for marketable securities                                  (2,150)                  -
  Proceeds on assets held for sale                                             -             200,000
  Proceeds from sale of property and equipment                                 -               4,665
                                                                      ------------        -----------

NET CASH USED BY INVESTING ACTIVITIES                                    (85,513)            130,472

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) on revolving credit agreement              (95,000)                  -
  Repayments of long-term debt                                           (66,233)           (780,889)
  Repayments on notes receivable                                               -              25,600
  Issuance of common stock                                                     -             332,353
                                                                      ------------        -----------

NET CASH USED BY FINANCING ACTIVITIES                                   (161,233)           (422,936)
                                                                      ------------        -----------
NET INCREASE (DECREASE) IN CASH                                          241,875             (92,346)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          31,677             282,115
                                                                      ------------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  273,552          $  189,769
                                                                      ------------        -----------
                                                                      ------------        -----------





                    See Notes to Consolidated Financial Statements

                  N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 1998 may not be indicative of the results of operations for the year ended December 31, 1998. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1997.

     N-Viro International Corporation was incorporated in April 1993 and is the successor to N-Viro Energy Systems, Ltd. (the "Partnership") and five Company agents (the "Company Agents").

     On October 19, 1993, the Partnership contributed to the Company all of its assets (except certain marketable securities and accounts receivable from certain related parties), subject to all liabilities (except certain retained liabilities), and the shareholders of the Company Agents contributed to the Company all of the outstanding capital stock of such entities in exchange for a total of six million shares of Common Stock of the Company and organization notes totaling $5,221,709 (such transactions are collectively referred to as the "Organization"). The Organization notes were repaid out of the proceeds from an initial public offering of two million shares of Company Common Stock. A total of 2,112,000 new shares were issued in the initial public offering including shares issued in the partial exercise by the Underwriters of an over-allotment option.

     The financial statements are consolidated as of September 30, 1998 and December 31, 1997 for the Company. Adjustments have been made to eliminate all intercompany transactions.


3.   CONTINGENCIES

     The Company leases office space under an agreement which requires monthly payments of $4,664. The lease expires in December 2002. The total minimum rental commitment at September 30, 1998 is $224,000. The total rental expense included in the statements of operations for each of the periods ended September 30, 1998 and 1997 is approximately $42,000.

     During 1994, the Company reacquired territory rights from a former agent and issued 66,250 shares of unregistered common stock. In the event the former agent elects to sell all these shares, the Company has guaranteed the former agent $6 per share. This guarantee expires December 30, 1999.

     The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was incorporated in April, 1993, and became a public company on October 12, 1993. The Company's business strategy is to market the N-Viro Process, which produces an "exceptional quality" sludge product as defined in the Section 503 Sludge Regulations under the Clean Water Act of 1987, with multiple commercial uses. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludge generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis.

     Total revenues were $873,000 for the quarter ended September 30, 1998 compared to $996,000 for the same period of 1997. The net decrease in revenue is due primarily to a decrease in territorial and site license revenue, partially offset by an increase in facility management and research and development revenue. The Company increased its cost of revenues for the same period of 1998. The increase in cost of revenues was due primarily to the increase in costs in generating facility management revenue. As a result, the gross profit percentage decreased to 47% from 57% for the quarters ended September 30, 1998 and 1997. Selling, general and administrative costs and losses in the equity of a joint venture increased for the same period of 1998. These changes collectively resulted in a net loss of ($232,000) for the quarter ended September 30, 1998 compared to a net profit of $105,000 for the quarter ended September 30, 1997.

     On June 1, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission, to register certain shares of Common Stock of the Company, presently held by Heartland Limited Partnership I ("Heartland"). The Company subsequently received a comment letter from the Commission in July of 1998 relating to the Registration Statement and the periodic reports of the Company incorporated therein be reference and subsequently responded to such comments of the Commission. As of the date hereof, the registration statement has not been declared effective by the Commission and no shares of the Company's Common Stock have been sold, pursuant to the terms thereof. Heartland has, however, recently sold a portion of its holdings of Company Common Stock pursuant to Rule 144 as promulgated under the Securities Act of 1933, as amended.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Overall revenue decreased $123,000, or 12.3%, to $873,000 for the three months ended September 30, 1998 from $996,000 for the three months ended September 30, 1997. The net decrease in revenue was due primarily to the following:

     a) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the quarter, a decrease of $201,000 from the same period in 1997;

     b) The Company's processing revenue, including facility management revenue, showed a net increase of $65,000 over the same period ended in 1997;

     c) Sales of alkaline admixture decreased $24,000 from the same period ended in 1997;

     d) Research and development revenue increased $50,000 from the same period ended in 1997;

     e)  Testing income decreased $4,000 from the same period ended in 1997;
and,

     f) Commission income decreased $9,000 from the same period ended September 30, 1997.

     Gross profit decreased $164,000, or 29%, to $406,000 for the three months ended September 30, 1998 from $570,000 for the three months ended September 30, 1997. This decrease in gross profit was primarily a result of the decrease in territory and license fee revenue, which have no associated cost of revenue, and an increase in storage and product transportation costs in generating the facility management revenue. The gross profit margin decreased to 47% from 57% for the same three month comparison.

     Selling, general and administrative expenses increased $171,000, or 40%, to $597,000 for the three months ended September 30, 1998 from $426,000 for the three months ended September 30, 1997. The increase was primarily due to an increase in outside professional services of $63,000, salaries and related costs of $51,000, and outside consultants of $23,000. The Company continued to focus its efforts on international sales and research and development of the process.

     As a result of the foregoing factors, the Company recorded an operating loss of ($191,000) for the three months ended September 30, 1998 compared to operating income of $144,000 for the three months ended September 30, 1997.

     For the quarters ended September 30, 1998 and 1997, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Overall revenue decreased $180,000, or 6%, to $2,966,000 for the nine months ended September 30, 1998 from $3,146,000 for the nine months ended September 30, 1997. The net decrease in revenue was due primarily to the following:

     a) Licensing of the N-Viro Process, including territory fees, earned the Company $350,000 for the nine-month period ended, a decrease of $96,000 from the same period in 1997;

     b) The Company's processing revenue, including facility management revenue, showed a net decrease of $71,000 for the nine-month period ended;

     c) Sales of alkaline admixture decreased $53,000 from the same period ended September 30, 1997. Approximately $40,000 of this decrease was a delay in reporting 1996 sales into 1997 from one of its licensees;

     d) Research and development revenue increased $51,000 from the same period ended in 1997;

     e)  Testing income decreased $31,000 from the same period ended in 1997;
and,

     f) Commission income increased $22,000 from the same period ended September 30, 1997.

     Gross profit decreased $225,000, or 12%, to $1,579,000 for the nine months ended September 30, 1998 from $1,804,000 for the nine months ended September 30, 1997. This decrease in gross profit was primarily a result of the decrease in royalty, license and territory fee revenue, which types have no associated cost of revenue. The gross profit margin decreased to 53% from 57% for the same nine-month comparison.

     Selling, general and administrative expenses increased $346,000, or 27%, to $1,640,000 for the nine months ended September 30, 1998 from $1,294,000 for the nine months ended September 30, 1997. The increase was primarily due to increases in salaries and related costs of $122,000, sales and promotion of $68,000, and outside professional services of $64,000. The Company has focused its efforts on international sales and research and development of the process.

     As a result of the foregoing factors, the Company recorded an operating loss of ($61,000) for the nine months ended September 30, 1998 compared to operating income of $510,000 for the nine months ended September 30, 1997.

     For the nine months ended September 30, 1998 and 1997, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $447,000 at September 30, 1998, compared to working capital of $420,000 at December 31, 1997. Current assets at September 30, 1998 included cash and investments of $277,000, which is an increase of $244,000 from December 31, 1997. As previously reported by the Company in its earlier periodic reports, the increase in working capital was principally due to the restructuring of debt to equity, specifically the conversion of a $60,000 obligation to Morgan, Lewis & Bockius, special counsel to the Company for the initial public offering of its Common Stock.

     In 1997 the Company obtained a working capital line of credit of $200,000. In the third quarter of 1998 the line was increased to $500,000. Borrowings against the line bear interest at prime minus .50% for amounts borrowed up to $250,000, and prime plus 1% on the excess amount borrowed over $250,000. This debt is collateralized by a certificate of deposit with the lender of $250,000, accounts receivable, inventories and equipment, and are due on demand. Also, the Company must maintain certain financial covenants. The balance owed on the line of credit at September 30, 1998 was $25,000.

     The Company believes that its working capital together with the line of credit, will provide sufficient cash to meet the Company's cash requirements through 1998.

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and has developed an implementation plan to resolve the issue. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial position and results of operations.

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


Item 5.  Other Information

     (a)       None.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:
               27   Financial Data Schedule
               99   Press release dated November 13, 1998

     (b)  Reports on Form 8-K:
               A Form 8-K was filed on August 20, 1998, regarding approval by the Board of Directors of the Company for the grant of certain stock options.

                           N-VIRO INTERNATIONAL CORPORATION




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        N-VIRO INTERNATIONAL CORPORATION





Date: November 13, 1998          /s/  J. Patrick Nicholson
      -----------------         -----------------------------------------------
                                J. Patrick Nicholson
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)




Date: November 13, 1998         /s/  James K. McHugh
      -----------------         -----------------------------------------------
                                James K. McHugh
                                Chief Financial Officer
                                (Principal Financial & Accounting Officer)