Form 10-K405
period 1998-12-31
N-VIRO INTERNATIONAL CORP
filed 1999-04-16
CIK 904896

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-21802
                            ------------------------
                        N-VIRO INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             34-1741211
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                       3450 W. CENTRAL AVENUE, SUITE 328
               ]TOLEDO, OHIO                              43606
  (Address of principal executive offices)             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (419) 535-6374
                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Common Stock, par
                              value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X_ No __

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of registrant's Common Stock in the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") as of April 2, 1999, was approximately $4,582,000.

    The number of shares of Common Stock of the registrant outstanding as of April 2, 1999, was 2,829,733.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held May 13, 1999 are incorporated by reference into
Part III.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

Item 1.     Business.......................................................................................           2

Item 2.     Properties.....................................................................................          12

Item 3.     Legal Proceedings..............................................................................          12

Item 4.     Submission of Matters to a Vote of Security Holders............................................          13

                                                        PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................          13

Item 6.     Selected Financial Data........................................................................          13

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          15

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................          23

Item 8.     Financial Statements and Supplementary Data....................................................          24

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          25

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................          25

Item 11.    Executive Compensation.........................................................................          25

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          25

Item 13.    Certain Relationships and Related Transactions.................................................          25

                                                        PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          26

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

    In order to implement this strategy, the Partnership agreed to combine with American N-Viro Resources, Inc., National N-Viro Tech, Inc., N-Viro Midwest, Inc., N-Viro Soil South, Inc. and Tennessee-Carolina N-Viro (collectively, the "Combined Agents") to form the Company. The Company was incorporated in April 1993 primarily to expand the opportunities for capitalizing on the N-Viro Process. The Company assumed the Partnership's agreements with the remaining agents who were continuing to market the N-Viro Process in their respective territories.

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

    On October 30, 1995, at a Special Meeting of the Shareholders, the shareholders approved a one for four reverse stock split which reduced the number of issued and outstanding shares of the Common Stock. This reverse split did not affect the Company's retained deficit and the stockholders' equity remained substantially unchanged. This action was deemed necessary by management of the Company to remain in compliance with the minimum bid price requirement of the National Association of Securities Dealers Automatic Quotation System ("Nasdaq") or the alternative net tangible assets requirement and for continued listing of the Common Stock on Nasdaq. The reverse split reduced the number of issued and outstanding shares of the Common Stock to approximately 2,037,000 (net of 57,250 treasury shares).

    In late 1995, the Company's business strategy changed from being a low cost provider of a process to marketing the N-Viro Process, which produces an "exceptional quality" sludge product, as defined in the Section 503 Sludge Regulations under the Clean Water Act of 1987 (the "Section 503 Sludge Regulations"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will build and operate the N-Viro facility. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludges generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the

N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis. There are currently over 40 locations throughout the world using the N-Viro Process and treat sludge from over 75 wastewater treatment facilities. The Company estimates that these locations are treating and recycling sludge at an annualized rate of over 150,000 dry tons per year. There are several licensees not currently operating, including both international and domestic contractors or public generators, who are developing or designing site specific N-Viro facilities.

    Since 1995, the Company has marketed licenses for the use of the N-Viro Process through its own sales and marketing force in the United States in 41 states and the District of Columbia and internationally throughout the world. In the remaining states, and in these other parts of the world, the Company licenses the N-Viro Process through agents (the "Agents"). Typically, the agreements with the Agents provide for the Company to receive a portion of the up-front license fees and ongoing royalty fees paid by the licensees and a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro Soil-TM-. Agents have total responsibility and control over the marketing and contracts for N-Viro technology subject only to license models or minimum agreements with the Company. The sales representative network is the key component of the Company's domestic sales strategy. The manufacturers representatives network was started by the Company after acquiring eight of eleven domestic agents. These representatives receive a commission on certain revenue.

    The Toledo, Ohio facility is managed by the Company through a "Contract Management Agreement" with the City of Toledo. Revenue from the Toledo operation accounts for about 36% of the Company's total revenue. The Company processes Toledo's bio-solids and sells the N-Viro Soil product. This contract with the City of Toledo will expire in October of 1999. Currently, the contract is in its second five-year renewal period, and the Company it will be renewed for another term. The relationship between the City of Toledo and the Company has been satisfactory.

THE N-VIRO PROCESS

    The N-Viro Process is a patented process for the treatment and recycling of bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludges from municipal wastewater treatment facilities. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product under the part 503 Sludge Regulations.

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

RESEARCH AND DEVELOPMENT

    Research and development on the N-Viro Process is performed primarily by BioCheck Laboratories, Inc. ("BioCheck"), formerly a wholly-owned subsidiary of the Company. In 1998 the Company spent approximately $27,000 on testing of the process, and considers its relationship with BioCheck to be satisfactory.

    In 1998 the Company spent approximately $59,000 on research and patent development. Research and development on N-Viro Soil has been, to date, performed primarily by BioCheck and Dr. Terry J. Logan and his staff at The Ohio State University pursuant to a consulting arrangement with the Company. To date, Dr. Logan has acted as an independent consultant to the Company on a part-time basis and is a director of the Company.

    All participants on the Company's technology council, including Dr. Logan and the officers of BioCheck Laboratories, have contracts with the Company, protecting its rights.

    In addition, the United States Department of Agriculture (the "USDA") and the Ohio Coal Development Authority (the "OCDA") have provided substantial grants to N-Viro International, Rodale Institute, and Compost Council (USDA), and to BioCheck (OCDA), to demonstrate the effectiveness of compost and bio-mineral technology on manure (USDA) and ash utilization or bio-mineral processes (OCDA). These grants have funded approximately $141,000 in 1998 and $66,000 in 1997. The Company's net revenue after costs from these grants has been approximately $73,000 in 1998 and $5,000 in 1997, which have been used to reimburse the administrative costs of each program.

    The Company's initial pasteurization patents have over nine years of patent life remaining. Newer technologies for accelerated stabilization and use of carbon dioxide have a longer life cycle. Two patents, including dryer and "BioBlend" technology, were issued in 1998.

    The Company continues to investigate methods to shorten drying time, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several new developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by fixating carbon dioxide in the N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, the Company has been working with Cemen Tech, an Iowa-based manufacturer of concrete and sludge processing equipment, to develop a dryer system which will reduce processing time while continuing to permit the survival of beneficial microflora. The Company's Phillipsburg, New Jersey and Leamington, Canada facilities began use of dryers in late 1995. The Company's "BioBlend", which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, is expected to be fully integrated into Middlesex County operations in 1999.

    In late 1997, N-Viro was awarded a $500,000 grant from USDA to build a pilot plant at Beltsville, Maryland, to demonstrate the ability of both old and new N-Viro technology to disinfect animal manure pathogens, fixate their metals, reduce their odors and most importantly, immobilize soluble nutrients to prevent water pollution. The facility was "on-line" in the summer of 1998.

    In early 1999, N-Viro was awarded a grant for approximately $73,000 from the State of Maryland Department of Business and Economic Development. The funds will be used to conduct research on the utilization and marketability of alkaline treated animal manure for reclamation of acid sulfate soils in the State of Maryland.

ORGANIZATION

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

    Prior to late 1995, the marketing and distribution territories were assigned specifically to divisions of the Company or to its Agents. The following table sets forth the Agents of the Company and the territorial rights of each Agent:

                                   THE AGENTS

AGENT                                                        TERRITORY
------------------------------------  -------------------------------------------------------
N-Viro Resources, Inc...............  Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska,
                                      North Dakota, South Dakota and Wyoming

N-Viro Systems Canada, Inc..........  Canada

Nesher Israel Cement, Ltd...........  Israel

Bio-Recycle Pty. Ltd................  Australia, New Zealand and Singapore

    In 1995, the Company sold the territorial rights of Europe, Africa and the Middle East and granted an exclusive license for these territories to an investor group headed by Mr. Robin Millard. This group acquired one of the Company's wholly owned subsidiaries, N-Viro Worldwide Limited.

    In 1998, the Company acquired the territorial rights from Synagro Technologies, Inc., for the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. This territory was acquired by a termination of the existing agency agreement and concurrently agreeing to a new license agreement.

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

    Sludge treatment alternatives other than disposal include processes, such as aerobic and anaerobic digestion and lime stabilization, that typically produce lower quality sludge products, and other processes, such as pelletization, composting, high heat lime sterilization and high heat en-vessel lime pasteurization, that produce "exceptional quality" sludge products. Some of these processes have established a significant market presence, and the Company cannot predict whether any of such competing treatment processes will be more or less successful than the N-Viro Process. In 1998, the primary competition to N-Viro technology was the dumping of raw sewage sludge in landfills. While such practices are prohibited in some states (e.g., North Carolina, New Jersey and Ohio), the practice is accepted by the USEPA.

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

EMPLOYEES

    As of December 31, 1998, the Company had 17 employees in the following capacities: 7 engaged in sales and marketing; 5 in finance and administration; and 5 in operations. The Company considers its relationships with its employees to be satisfactory.

    The Company is a party to a collective bargaining agreement covering certain employees of National N-Viro Tech, Inc., a wholly-owned subsidiary of the Company. The employees that are covered by the collective bargaining agreement work at the Toledo, Ohio N-Viro facility which is operated by the Company on a contract management basis for the City of Toledo. These employees are members of the International Brotherhood of Teamsters, Chauffers, Warehouseman and Helpers Local Union No. 20, and the Company considers its relationships with the organization to be satisfactory. At present, the agreement expires October 31, 1999.

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

    As of December 31, 1998, there were more than 40 N-Viro facilities operating throughout the world. The sludge processing capacity of these facilities ranges from one to 160 dry tons per day. Based upon reports received from N-Viro facilities, the Company estimates they are processing wastewater sludge at an annualized rate of over 150,000 dry tons per year. The chart below summarizes the current annualized sludge processing volume for each of the ten largest N-Viro facilities.

                                                                  APPROXIMATE SLUDGE PROCESSING
FACILITY LOCATION                                                    VOLUME (DRY TONS/YEAR)
----------------------------------------------------------------  -----------------------------
Middlesex County, New Jersey....................................               54,000
Phillipsburg, New Jersey........................................               15,000
Wilmington, Delaware............................................               12,500
Syracuse, New York..............................................               10,500
Toledo, Ohio....................................................                8,000
Ft. Meade, FL...................................................                6,000
Minneapolis/St. Paul, Minnesota.................................                5,000
Greenville, South Carolina......................................                4,000
Asheville, North Carolina.......................................                2,200
Riverstone, Australia...........................................                2,000

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

    The Company had previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product under the part 503 Regs. Royalty payments from sludge processed at the five facilities using such earlier technology currently account for less than two percent of total royalty payments to the Company and the Company does not actively market the use of this process.

SEGMENT INFORMATION

    EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for our common stock may decrease if our operating results do not meet the expectations of the market.

    Currently, approximately 37% of the Company's revenue is from management fee operations, 58% from domestic licenses and agreements, and the remaining 5% from international sources. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of our business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Note No. 12 to the Financial Statements on page F-16.

    COMPETITION. We compete against companies in a highly competitive market and we have fewer resources than most of those companies. Our business competes within and outside the United States principally on the basis of the following factors:

--------------------------------------------------------------------------------------------
                                                   NON-MGT. FEE            NON-MGT. FEE
      SEGMENT          MGT. FEE OPERATIONS       OPERATIONS--U.S.     OPERATIONS--INTERNATIONAL

--------------------------------------------------------------------------------------------
                              Price                   Price                   Price
                      ----------------------------------------------------------------------
                           Reliability              Reputation         Product quality and
                                                                          specifications
                      ----------------------------------------------------------------------
    COMPETITIVE        Product quality and     Product quality and        Custom design
      FACTORS             specifications          specifications
                      ----------------------------------------------------------------------
                        Responsiveness to       Technical support      Equipment financing
                             customer                                       assistance
                      ----------------------------------------------------------------------
                        Technical support         Custom design         Technical support
                      ----------------------------------------------------------------------
                            Reputation         Equipment financing          Reputation
                                                    assistance
--------------------------------------------------------------------------------------------

    Competitive pressures, including those described above, and other factors could cause us to lose market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations.

    RISKS OF DOING BUSINESS IN OTHER COUNTRIES. We conduct business in markets outside the United States, and we expect to continue to do so. In addition to the risk of currency fluctuations, the risks associated with conducting business outside the United States include: social, political and economic instability; slower payment of invoices; underdeveloped infrastructure; underdeveloped legal systems; and nationalization. The Company has not entered into any currency swap agreements which may reduce these risks. The Company may enter into such agreements in the future if it is deemed necessary to do so.

    Current economic conditions in the Asia Pacific region and Latin America have affected our outlook for potential revenue there. We cannot predict the full impact of this economic instability, but it could have a material adverse effect on our revenues and profits.

ITEM 2. PROPERTIES

    The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that expires on December 31, 2002. The Company believes its relationship with its lessor is satisfactory.

    In early 1994 the Company purchased a site in Fort Meade, Florida to develop a Company-owned N-Viro processing facility. Construction was started at the site in late 1994 and the facility became operational in early 1995. In December 1995, the Company entered into a Memorandum of Understanding with VFL Technologies, Inc. to jointly own, through a limited liability partnership named Florida N-Viro, LLP ("Florida N-Viro"), the Fort Meade, Florida facility, beginning January 1, 1996. Under this agreement, the Company would contribute the property, plant and equipment to Florida N-Viro in return for approximately $1,000,000. Additionally, each partner would contribute $250,000 each to Florida N-Viro for working capital and property improvements. The employees of Fort Meade would become employees of the new company, however, the purpose of this facility would remain essentially unchanged.

    The agreement was amended in 1996 to provide that the Company would receive $881,000 for the contribution of property, each partner would contribute $250,000 for working capital, and the Company would receive a 47% interest (as opposed to a 49% interest under the original agreement) in Florida N-Viro.

    On December 31, 1997, the members of Florida N-Viro Management, LLC, the management company of the Florida entity, approved a Settlement Agreement that amended certain provisions of existing documents involving the Company. Among those approved was an increase in the Company's ownership percentage in Florida N-Viro to 50%. Also contained in the Agreement was the issuance of a $250,000 Promissory Note to the Company for an existing trade receivable due the Company from VFL Technologies ("VFL"), the other partner in Florida N-Viro Management, LLC. In October, 1998, the Promissory Note was cancelled, current debts and receivables between the Company, VFL and Florida N-Viro were offset and netted to a new Promissory Note for $100,000.

    Because of the joint development of early N-Viro patents with the Medical College of Ohio ("MCO"), in 1995 the Company and MCO agreed that the rights of MCO to any intellectual property of value to the Company which currently may be in development or patentable is equivalent to $38,300 for MCO's portion of royalties through the year ending December 31, 1998. The Company and MCO have also agreed that future claims to the N-Viro Soil process is only 1/4 of 1% of technical revenues. MCO rights to BioBlend and other new N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies.

ITEM 3. LEGAL PROCEEDINGS.

    Simon Waste Solutions ("Simon Waste") had Agency rights for Mexico and Puerto Rico. Simon Waste has ceased operations, and in 1996 the Company terminated their license and called for arbitration as provided in their contract. Simon Waste has failed to respond and the Company is proceeding with arbitration to obtain a definitive ruling.

    On October 1, 1998, Hydropress Environmental Services, Inc. ("Hydropress") filed suit against the Company in the United States District Court for the District of New Jersey captioned HYDROPRESS ENVIRONMENTAL SERVICES, INC., PLAINTIFF V. N-VIRO INTERNATIONAL CORP., DEFENDANT, bearing Case No. 98-4573. The suit sought a declaratory judgment as to Hydropress' rights and duties related to certain obligations pursuant to a license agreement and a prior settlement agreement which concerned issues that arose out of the subject license agreement. Though the Complaint was filed with the Court, there was a failure of service of process upon the Company.

    As of March 22, 1999, Hydropress and the Company entered into a settlement agreement that provided, among other things, for the dismissal of the matter captioned HYDROPRESS ENVIRONMENTAL SERVICES, INC., PLAINTIFF V. N-VIRO INTERNATIONAL CORP., DEFENDANT, Case No. 984573 then pending in the United

States District Court for the District of New Jersey; mutual limited releases; agreements as to past due amounts that Hydropress owed the Company, as well as a basis for determining future amounts; and an agreement that, for a period of eighteen (18) months from the date of the settlement agreement, Hydropress would not sell any of the Company stock that had been issued in connection with the prior settlement agreement, and that Hydropress could thereafter sell no more than 10,000 shares of the Company's stock per month.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock is listed in the Nasdaq Small Cap Market under the symbol "NVIC". The price range of the Common Stock in the Market since January 1, 1997, was as follows:

QUARTER                                                                            HIGH     LOW
--------------------------------------------------------------------------------  ------   ------
First 1997......................................................................   3        2
Second 1997.....................................................................   2 1/8    1 5/16
Third 1997......................................................................   3 1/4    1 5/8
Fourth 1997.....................................................................   3 3/8    2 1/8
First 1998......................................................................   2 1/2    1 7/8
Second 1998.....................................................................   3 1/16   2
Third 1998......................................................................   3 1/2    1 7/8
Fourth 1998.....................................................................   2 3/8    1 7/32

    The Company's stock price closed at $2.50 per share on April 1, 1999.

HOLDERS

    As of April 2, 1999, the number of holders of record of the Company's Common Stock was 953.

DIVIDENDS

    The Company has never paid dividends with respect to its Common Stock.

UNREGISTERED SALES OF SECURITIES

    Effective in 1998 the Company reached agreements with a trade creditors to eliminate, in the aggregate, $170,375 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditors, in the aggregate, of 74,000 shares of Common Stock. See Item 7 under the heading "Comparison of Year Ended December 31, 1998 with Year Ended December 31, 1997".

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

    The following selected consolidated statement of operations data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998; and the consolidated balance sheet data set forth below as of December 31, 1994, 1995, 1996, 1997 and 1998 respectively, have been derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors for the year ending December 31, 1994, and McGladrey & Pullen, LLP for the years ending December 31, 1995, 1996, 1997 and 1998. In the opinion of management, the financial data presented below reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                               12/31/98     12/31/97     12/31/96     12/31/95     12/31/94
                                              -----------  -----------  -----------  -----------  -----------
Revenues....................................   $   3,929    $   4,053    $   3,624    $   5,214    $   4,552
Net income (loss)...........................        (373)         534         (193)      (1,815)      (7,342)
Net income (loss) per share(1)..............   $   (0.15)   $    0.23    $   (0.09)   $   (0.89)   $   (3.66)

BALANCE SHEET DATA (IN THOUSANDS):

                                               12/31/98     12/31/97     12/31/96     12/31/95     12/31/94
                                              -----------  -----------  -----------  -----------  -----------
Total assets................................   $   3,783    $   4,423    $   4,167    $   5,062    $   6,560
Notes payable...............................   $     161    $     278    $   1,188    $   1,540    $   1,661
Shareholder Advance.........................   $      47          n/a    $     197          n/a          n/a

------------------------

(1) Per share amounts have been restated for a one-for-four reverse stock split effective October 31, 1995.

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

    The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) agency, license and royalty,
(ii) facility management and sludge processing, (iii) alkaline admixture, (iv) N-Viro Soil and (v) miscellaneous revenues:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Agency, license and royalty....................................       27.4%      28.2%      23.1%
Facility management and sludge processing......................       36.0%      33.6%      34.9%
Alkaline admixture.............................................       29.6%      33.1%      32.7%
N-Viro Soil....................................................        1.2%       1.1%       1.8%
Laboratory.....................................................         .6%       1.4%       3.9%
Miscellaneous revenues.........................................        5.2%       2.6%       3.6%
                                                                 ---------  ---------  ---------
  Totals.......................................................      100.0%     100.0%     100.0%
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    Agency revenues represent non-recurring payments for the right to market the N-Viro Process in a specified territory. License revenues represent non-recurring payments for the right to use the N-Viro Process in a specified geographic area or at a particular N-Viro facility. The Company's policy is to record fully revenues payable pursuant to agency and license agreements when the Company has fulfilled substantially all of its obligations under the relevant contract, except when the license agreement pertains to a foreign contract. In this case revenue is recorded when cash is received and when the Company has fulfilled substantially all of its obligations under the relevant contract. Royalty revenues represent ongoing amounts received from licensees for continued use of the N-Viro Process and are typically based on volumes of sludge processed. Facility management and sludge processing revenues are recognized under contracts where the Company itself utilizes the N-Viro Process to treat sludge, either pursuant to a fixed price contract or based on volumes of sludge processed. Alkaline admixture revenues represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by the Company and the Agents to N-Viro facilities. N-Viro Soil sales represent revenues derived from the sale of N-Viro Soil, either through royalties from sales of N-Viro Soil sold by N-Viro facilities, or through sales of N-Viro Soil sold directly by the Company. Miscellaneous revenues represent: research and development revenue (net of cost of revenue), commissions earned on sales, rental of equipment to a licensee or agent, or testing income.

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

    Cost of goods sold expenses principally reflect sludge processing costs (principally labor and equipment), costs of acquiring and transporting alkaline admixture, and storage of N-Viro Soil.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.

                                                         PERIOD TO                   PERIOD TO
                                           YEAR ENDED      PERIOD      YEAR ENDED      PERIOD      YEAR ENDED
                                          DECEMBER 31,   PERCENTAGE   DECEMBER 31,   PERCENTAGE   DECEMBER 31,
                                              1998         CHANGE         1997         CHANGE         1996
                                          ------------   ----------   ------------   ----------   ------------
                                                                 (DOLLARS IN THOUSANDS)
COMBINED STATEMENT OF OPERATIONS DATA:
Revenues................................     $3,929         (3.0)%       $4,052        (11.8)%       $3,624
Cost of revenues........................      1,883          3.0%         1,829          1.7%         1,798
                                             ------                      ------                      ------
Gross profit............................      2,046         (8.0)%        2,223         21.7%         1,826
Selling, general & administrative.......      2,386         24.1%         1,923        (10.6)%        2,151
                                             ------                      ------                      ------
Operating income (loss).................       (340)           *            300            *           (325)
Non-operating income (expense)..........        (33)           *            (78)           *            132
                                             ------                      ------                      ------
Income (loss) before income tax
  (credits).............................       (373)           *            222            *           (193)
Federal and state income tax
  (credits).............................          0            *           (312)           *              0
                                             ------                      ------                      ------
Net income (loss).......................     $ (373)           *         $  534            *         $ (193)
                                             ------                      ------                      ------
                                             ------                      ------                      ------

PERCENTAGE OF REVENUES:
Revenues................................      100.0%                      100.0%                      100.0%
Cost of revenues........................       47.9                        45.1                        49.6
                                             ------                      ------                      ------
Gross profit............................       52.1                        54.9                        50.4
Selling, general & administrative.......       60.7                        47.5                        59.4
                                             ------                      ------                      ------
Operating income (loss).................       (8.6)                        7.4                        (9.0)
Non-operating income (expense)..........       (0.9)                       (1.9)                        3.6
                                             ------                      ------                      ------
Income (loss) before income tax
  (credits).............................       (9.5)                        5.5                        (5.3)
Federal and state income tax
  (credits).............................        0.0                        (7.7)                        0.0
                                             ------                      ------                      ------
Net income (loss).......................       (9.5)%                      13.2%                       (5.3)%
                                             ------                      ------                      ------
                                             ------                      ------                      ------

------------------------

 * Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 WITH YEAR ENDED DECEMBER 31, 1997

    Revenues decreased $123,000, or 3%, to $3,929,000 for the year ended December 31, 1998 from $4,053,000 for the year ended December 31, 1997. The decrease in revenue was due to the following: revenues from one-time domestic license or international territory fees increased $5,000, to $433,000 for 1998 from $428,000 for 1997; revenues from existing on-line facilities decreased $129,000 to $3,496,000 from $3,625,000 for 1997, as a result of a decrease in royalty revenue from an existing licensee which expired in March, 1998. In 1998 the Company received approximately $100,000 in gross royalty revenue from our European licensee, N-Viro Worldwide. Management is optimistic that revenue in late 1999 will increase due to the successful completion of a sludge processing project for a sub-licensee in the United Kingdom.

    Gross Profit decreased $178,000, or 8%, to $2,046,000 for the year ended December 31, 1998 from $2,223,000 for the year ended December 31, 1997. The decrease in gross profit was primarily due to a reduction of approximately $172,000 in ongoing royalty revenue from an existing licensee. This revenue had no associated cost of revenue, and the Company anticipates another $30,000 decrease from 1998 to 1999 as a sub-license expired on March 31, 1998. The overall gross profit margin decreased to 52% from 55% for the year ended December 31, 1997. This decrease in gross profit margin was primarily due to the decrease in royalty revenue from an existing licensee which expired in March, 1998, and an increase in storage and shipping costs for the Toledo, Ohio facility due to the unusually mild winter in early 1998. The gross profit margin from existing on-line facilities decreased to 47% from 51% for 1997.

    Selling, General and Administrative expenses ("S,G+A expenses") increased 24% to $2,386,000 for the year ended December 31, 1998 from $1,923,000 for the year ended December 31, 1997. In 1998, the Company increased its efforts to sell and promote the Company and its technology. The Company increased expenditures for salaries and employee benefits by $178,000, as well as increasing sales, promotion, administrative overhead and outside consultants expense totaling $176,000. Legal fees also increased by $60,000. Also in 1998, the Company increased its commitment to research and development efforts for $56,000, continuing its efforts to develop new and improve on existing technologies. These S,G+A expenses were offset by an decrease in bad debt expense of $128,000, which was a receivable recorded by a subsidiary sold in 1996 and deemed uncollectible in 1997. The Company anticipates its increase in S,G+A expense in 1998 will translate into increased sales of the N-Viro technology in the near future.

    Nonoperating expense decreased by $45,000 to a loss of $33,000 for the year ended December 31, 1998 from a loss of $78,000 for the year ended December 31, 1997. The decrease was primarily due to interest income (expense), net increased by approximately $65,000 due to the increase in interest income on an investment and a reduction in the level of outstanding draws on the working capital line of credit. The loss in the equity of joint venture increased by approximately $19,000 to a loss of $65,000 in 1998. See the discussion below of the investment in the Ft. Meade, Florida operation.

    The Company recorded a deferred tax asset (credit) of $312,000 in 1997, to recognize the future tax benefit of a federal net operating loss carryforward to offset anticipated net income for years starting in 1998. The effective tax rate used was 39%. Realization of the asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. There was no additional income or expense recorded in 1998; however, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    The Company recorded a net loss of $373,000 for the year ended December 31, 1998 compared to net income of $534,000 for the year ended December 31, 1997.

    In early 1996 the Company completed the transfer of its interest in the Fort Meade, Florida facility. The Company incurred a loss of approximately $65,000 on its share of Florida N-Viro LLP in 1998, an increased loss of $19,000 from 1997. The Company, however, anticipates this operation to be profitable in 1999, as new contracts have been secured during the last few months. The audited financial statements of Florida N-Viro are included in this document after the Company's financial statements as Item 14(d), Financial Statements of Subsidiaries not Consolidated.

    Effective in 1998 the Company reached agreements with a trade creditors to eliminate, in the aggregate, $170,375 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditors, in the aggregate, of 74,000 shares of Common Stock. Two trade creditors are current members of the Board of Directors of the Company, Bobby Carroll and Frederick Kurtz. The number of shares of Common Stock issued to, and the corresponding amount of short-term debt forgiven by each creditor is set forth in the table below:

                                                     AMOUNT OF       NO. OF SHARES
DATE ISSUED                CREDITOR                CANCELED DEBT  ISSUED IN EXCHANGE
-----------  ------------------------------------  -------------  -------------------
   5/12/98   Morgan, Lewis & Bockius                 $  60,000            20,000
   9/23/98   Francis P. Bonner                       $   6,750             3,000
   9/23/98   David Jenkins + Associates, Inc.        $   2,375             1,000
   9/23/98   Cannon Consultants, Inc.                $  11,250             5,000
   1/13/99   Bobby B. Carroll                        $  60,000            30,000
   1/13/99   Frederick H. Kurtz                      $  30,000            15,000

All such shares of Common Stock were issued to the Company's creditors pursuant to appropriate exemptions from registration under federal and state securities laws. All exchanges were evidenced by a written Share Exchange Agreement between the Company and creditor.

    On June 1, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission, to register certain shares of Common Stock of the Company, presently held by Heartland Limited Partnership I ("Heartland"). The Company subsequently received a comment letter from the Commission in July of 1998 relating to the Registration Statement and the periodic reports of the Company incorporated therein by reference and subsequently responded to such comments of the Commission. As of the date hereof, the registration statement has not been declared effective by the Commission and no shares of the Company's Common Stock have been sold, pursuant to the terms thereof. Heartland has, however, recently sold a portion of its holdings of Company Common Stock pursuant to Rule 144 as promulgated under the Securities Act of 1933, as amended.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 WITH YEAR ENDED DECEMBER 31, 1996

    Revenues increased $428,000, or 12%, to $4,052,000 for the year ended December 31, 1997 from $3,624,000 for the year ended December 31, 1996. This increase was offset in part by the sale of one of its wholly-owned subsidiaries, BioCheck Laboratories, which contributed about $54,000 in revenue in 1996. The net increase in revenue of $482,000 was due to the following:revenues from one-time domestic license or international territory fees increased $328,000, to $428,000 for 1997 from $100,000 for 1996; revenues from existing on-line facilities, excluding BioCheck, increased $155,000 to $3,625,000 from $3,470,000 for 1996. In 1997 the Company received approximately $100,000 in gross royalty revenue from our European licensee, N-Viro Worldwide. Management is optimistic that activities in 1998 will increase due to the 1998 ban on ocean dumping of sewerage sludge by European Economic Community countries.

    Gross Profit increased $397,000, or 22% to $2,223,000 for the year ended December 31, 1997 from $1,826,000 for the year ended December 31, 1996. The gross profit margin increased to 55% from 50% for the year ended December 31, 1996. This increase in gross profit margin was primarily due to the increase in one-time license fee gross profit of $264,000. The gross profit margin from existing on-line facilities, excluding BioCheck, increased to 51% from 49% for 1996.

    Selling, General and Administrative expenses decreased 11% to $1,923,000 for the year ended December 31, 1997 from $2,151,000 for the year ended December 31, 1996. In 1997, the Company continued streamlining its operations, primarily through staff reduction. The Company reduced expenditures for salaries and employee benefits by $282,000, as well as reducing sales, promotion and outside consultants expense totaling $57,000. An additional $49,000 of S,G+A expense was reduced by the sale of BioCheck, for non-personnel costs. These S,G+A expenses were offset by an increase in bad debt expense of $148,000, most of which was a one-time charge that resulted from a testing contract negotiated by BioCheck and deemed uncollectible in 1997. The Company anticipates that its development of a network of marketing representatives and regional partnerships will more than offset the Company's reduced staffing in generating new sales revenue.

    Nonoperating income (expense) decreased by $210,000 to a loss of $78,000 for the year ended December 31, 1997 from income of $132,000 for the year ended December 31, 1996. The decrease was primarily due to the Company recognizing legal and settlement income of approximately $250,000 in 1996 relating to the settlement of the patent infringement litigation with Frank Manchak, Jr. See "Liquidity and Capital Resources." Also, interest income (expense), net decreased by approximately $50,000 due to the incurrence of interest expense related to the establishment and usage of working capital line of credit.

    The Company recorded a deferred tax asset (credit) of $312,000 in 1997, to recognize the future tax benefit of a federal net operating loss carryforward to offset anticipated net income for years starting in 1998. The effective tax rate used was 39%. Realization of the asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

                                                               AMOUNT OF       NO. OF SHARES
CREDITOR                                                     CANCELED DEBT  ISSUED IN EXCHANGE
-----------------------------------------------------------  -------------  -------------------
J. Patrick Nicholson.......................................   $    48,000           16,000
Bobby Carroll..............................................   $   150,000           50,000
Frederick Kurtz............................................   $    61,500           20,500

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

    In 1996 the Company agreed to acquire the remaining 50% ownership in Pan-American N-Viro from Synagro, Inc., a public company headquartered in Houston, Texas. The Company acquired this interest in September of 1996 and agreed to issue to Synagro 75,000 unregistered shares of the Company's common stock for the interest. The share certificates were issued in September of 1997. Pan-American N-Viro has exclusive licensing rights for all N-Viro technology in Central and South America. The market value of the stock at the time of issuance was $2.375 per share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $404,000 at December 31, 1998 compared to $420,000 at December 31, 1997. Current assets at December 31, 1998 included cash and investments of $324,000, which is an increase of about $291,000 from December 31, 1997. The decrease in working capital was principally due to restructuring of certain debt to equity which was offset by the operating loss for the year.

    In 1998 the Company's operating cash flow continued to be positive, and the Company improved its payments to unsecured trade vendors. Expenses relating to the Honolulu project were partially recovered in April, 1998, with the balance owed to the Company received by September, 1998. A portion of this money ($250,000) has been invested in a certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

    As previously discussed, effective in 1998 the Company reached agreements with a trade creditors to eliminate, in the aggregate, $170,375 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditors, in the aggregate, of 74,000 shares of Common Stock.

    The Company incurred costs through 1997 for engineering work for a privately operated facility to have been constructed in Honolulu, Hawaii. In July, 1997, the Company signed Contract Change Order No. 1 with the City of Honolulu to reimburse the Company "non-transferable" costs of $200,000 by July 30, 1997 and $250,000 by July 15, 1998. An additional $299,651 in "transferable" costs were to have been included in a new operating contract fee structure with the City, but on December 30, 1997, the City canceled these negotiations, and the transferable costs were due the Company by November 30, 1998. This Contract Change Order No. 1 was reported in the Form 8-K filed by the Company on July 18, 1997. From July, 1997 through December, 1997, the Company incurred additional costs outside the Change Order, and these costs were billed to the City at December 31, 1997. The Company received $200,000 in July, 1997, $103,000 in April, 1998, $250,000 in July and the balance of $300,000 in August, 1998.

    In 1997 the Company obtained a working capital line of credit of $200,000. In the third quarter of 1998 the line was increased to $500,000. Borrowings against the line bear interest at prime minus .50% for amounts borrowed up to $250,000, and prime plus 1% on the excess amount borrowed over $250,000. This debt is collateralized by a certificate of deposit with the lender of $250,000, accounts receivable, inventories and equipment, and are due on demand. Also, the Company must maintain certain financial covenants. In

April, 1999, the bank waived a violation of a financial covenant in light of the Company's net loss for the year ended December 31, 1998. In exchange, the Company has agreed to not borrow more than $350,000 outstanding at any one time, until further notice. The Company expects this borrowing limitation to be lifted after the first quarter 1999 results are known. The balance owed on the line of credit at December 31, 1998 was $-0-.

    The normal collection terms for accounts receivable are approximately 60 days for a majority of the customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing.

    The Company believes that its working capital together with the line of credit, will provide sufficient cash to meet the Company's cash requirements through 1999.

    As a result of the current market development and also due to a significant increase in public and private interest in the safe and responsible management of animal manure (2.2 billion USA market vs. 40 million USA sewer sludge market), the Company is optimistic that 1999 and beyond will see an increase in the sale and use of N-Viro technology. Moreover, public recognition (e.g., President's Commission on Food Safety) of the dangers of farm-derived pathogens in our food and water supply, and awareness of the highly negative impact of currently acceptable organic disposal practices on the ozone and global warming crisis, is creating renewed awareness of the long term ecological sustainability of N-Viro type concepts.

    The Company cautions that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. Some, but not all, of the factors that could cause actual results to be different than those anticipated or predicted by the Company include: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for the Company's products or services in particular; (iii) the Company's loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for the Company's products or services; (v) increases in the Company's operating expenses resulting from increased costs of labor and/or consulting services; and
(vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including customers of the Company.

INFLATION

    The Company believes that inflation has not had a material impact to date on the Company's operations.

EFFECT OF YEAR 2000 ISSUE ON THE COMPANY'S MANAGEMENT AND INFORMATION SYSTEMS

    The Company has prepared its systems and applications to operate properly after the year 2000 (Y2K). The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The potential for failures and errors affects all aspects of our business, including computers and their backup systems, office equipment and building components. We are also addressing our interdependencies with our customers and suppliers, all of whom must address the same problem.

    N-Viro's Y2K Program is focused on four inter-related categories which are crucial to maintaining uninterrupted service to our customers: the Company local area network (LAN) and wide-area network (WAN), software applications, and the external hardware that supports the applications. Additionally, the Company will include an assessment of its non-computer based equipment and office infrastructure, which is less significant to serving the needs of the Company's customers. The milestones within each category are:assessment, repair, testing and approval. The Company has a target of September 30, 1999 for the completion of all phases for all systems affecting the Company.

    CURRENT STATUS

    The Company has approximately 20 computers in use or available for use, all connected via a LAN. Of these, all but four are run under Macintosh operating systems, which do not have a Y2K problem. The other four are Windows 95 operating systems, and support the financial accounting and financial administration of the Company. All are important to the administration and maintenance related to our direct N-Viro product support activities, and support our sales and marketing department and other company services and internal administrative functions. As of December 31, 1998, the Company has completed 100% of the assessment, 100% of the repair and 100% of the application testing. All are Y2K compliant.

    The Company WAN helps provide quality service to the Company's customers. All of the boxes, switches, routers and network control points have been assessed: 100% are Y2K compliant. Additional Y2K testing will be conducted to independently verify supplier claims of compliance. At December 31, 1998, the assessment of the supplier applications was 10% complete. The Company expects to complete all phases of network certification by July 31, 1998.

    With respect to customer and supplier (third party) assessment, letters have been sent to about 400 companies to request information on their Y2K plans and targets for compliance. The Company has identified no existing types of third party interfaces. At December 31, 1998, the Company received approximately 11% of third party requests and approximately 100% of these indicated they were or expected to be Y2K compliant. The Company expects to complete Y2K certification for third parties by August 31, 1999, with 100% expected to be complete by Fall 1999.

    The non-information technology infrastructure focuses on the utilities-based systems (e.g., electric) that support the computer systems, as well as the need to continue security and operations. The effort to date for Y2K compliance within the non-IT infrastructure is in inventory and assessment. At December 31, 1998, approximately 25% of all sites completed inventory, 25% completed assessment and 25% are Y2K compliant. The Company expects to complete the remaining sites by mid-year 1999.

    COSTS

    The Company has expended approximately $7,000 since inception in late 1997 on the Y2K project. Total costs for the year ended December 31, 1998 were $5,000, all of which is classified as capital spending for upgrading and replacing non-compliant computer systems and applications. The Company anticipates the total cost of the project to be approximately $10,000 through December of 1999, which includes approximately $7,000 of capitalized fixed assets and $3,000 of additional assessment and compliance costs.

    CONTINGENCY PLANS

    The Company is in the process of establishing Y2K contingency plans, which include the following:

    - Data retention and recovery procedures to be in place for customer and business data to provide pre-millennium backups with on-site (primary backup) and off-site (2nd backup) data copies.

    - Alternative processes to be developed to support all customer functions in the event information systems or mechanical processes experience disruptions.

    - Alternative suppliers and plans to be in place for third-party products/services that do not meet Y2K compliance commitment schedules.

    RISK ASSESSMENT

    The Company has assessed our business exposure that would result from a failure of our Y2K Program, as well as those of our suppliers and customers. Such failures would result in business consequences that could include failure to be able to serve customers, loss of network functionality, inability to render accurate bills, lost revenue, harm to the Company trademark, legal exposure and failure of management controls.

    Although the Company believes that internal Y2K compliance will be achieved by December 31, 1999, there can be no assurance that the Y2K problem will not have a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 1998, the Company held $250,000 in a certificate of deposit with its bank. Market risk is considered to be low, with the potential for loss of earnings, value or other changes in interest rates to be immaterial to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                         PAGE
                                                                                                     -------------
REPORT OF INDEPENDENT AUDITOR ON THE FINANCIAL STATEMENTS..........................................            F-2

FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 1998 and 1997.....................................            F-3

  Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996......            F-4

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and
    1996...........................................................................................            F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996......            F-6

  Notes to Financial Statements....................................................................     F-7 - F-18

REPORT OF INDEPENDENT AUDITOR ON THE SUPPLEMENTAL SCHEDULE.........................................           F-19

SCHEDULE

  Schedule II, valuation and qualifying accounts and reserves......................................           F-20

  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
N-VIRO INTERNATIONAL CORPORATION
Toledo, Ohio

    We have audited the accompanying consolidated balance sheets of N-VIRO INTERNATIONAL CORPORATION as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-VIRO INTERNATIONAL CORPORATION as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ MCGLADREY & PULLEN, LLP

Elkhart, Indiana
March 5, 1999

                        N-VIRO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
ASSETS
Current Assets
  Cash and cash equivalents...........................................................  $    322,827  $     31,677
  Securities available-for-sale.......................................................         1,401         1,401
  Receivables:
    Trade.............................................................................       802,913       821,906
    Contract..........................................................................            --       671,521
    Notes.............................................................................       197,839       394,718
    Related parties...................................................................        46,790            --
  Prepaid expenses....................................................................        81,644        92,060
                                                                                        ------------  ------------
        TOTAL CURRENT ASSETS..........................................................     1,453,414     2,013,283
Property and Equipment................................................................       577,116       561,229
Investment in Florida N-Viro, L.P.....................................................       852,510       912,620
Deferred Tax Assets...................................................................       312,000       312,000
Intangible and Other Assets...........................................................       588,312       624,237
                                                                                        ------------  ------------
                                                                                        $  3,783,352  $  4,423,369
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable, bank..................................................................  $         --  $    120,000
  Current maturities of long-term debt................................................        93,640        93,545
  Accounts payable....................................................................       729,427     1,196,713
  Accrued expenses....................................................................       226,790       183,071
                                                                                        ------------  ------------
        TOTAL CURRENT LIABILITIES.....................................................     1,049,857     1,593,329
                                                                                        ------------  ------------
Long-Term Debt, less current maturities...............................................        67,547        64,702
                                                                                        ------------  ------------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $.01 par value; authorized 1998 7,000,000 shares; 1997 45,000,000
    shares; issued 1998 2,829,733 shares; 1997 2,755,733 shares.......................        28,298        27,558
  Additional paid-in capital..........................................................    13,632,425    13,359,552
  Retained earnings (deficit).........................................................    (9,876,798)   (9,503,795)
                                                                                        ------------  ------------
                                                                                           3,783,925     3,883,315
  Less cost of 307,250 shares of treasury stock, at cost..............................     1,117,977     1,117,977
                                                                                        ------------  ------------
                                                                                           2,665,948     2,765,338
                                                                                        ------------  ------------
                                                                                        $  3,783,352  $  4,423,369
                                                                                        ------------  ------------
                                                                                        ------------  ------------

See Notes to Financial Statements.

                        N-VIRO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Revenues................................................................  $  3,929,317  $  4,052,648  $  3,623,873
Cost of revenues........................................................     1,883,529     1,829,309     1,797,796
                                                                          ------------  ------------  ------------
      GROSS PROFIT......................................................     2,045,788     2,223,339     1,826,077
                                                                          ------------  ------------  ------------
Operating expenses:
  Selling, general, and administrative..................................     2,327,575     1,920,563     2,108,866
  Research and development..............................................        58,478         2,714        41,784
                                                                          ------------  ------------  ------------
                                                                             2,386,053     1,923,277     2,150,650
                                                                          ------------  ------------  ------------
      OPERATING INCOME (LOSS)...........................................      (340,265)      300,062      (324,573)
                                                                          ------------  ------------  ------------
Nonoperating income (expense):
  Miscellaneous income..................................................            --            --       154,941
  Interest income (expense), net........................................        32,372       (32,157)       18,215
  Equity in losses of joint venture.....................................       (65,110)      (45,838)      (41,544)
                                                                          ------------  ------------  ------------
                                                                               (32,738)      (77,995)      131,612
                                                                          ------------  ------------  ------------
      INCOME (LOSS) BEFORE INCOME TAX (CREDITS).........................      (373,003)      222,067      (192,961)
Federal and state income tax (credits)..................................            --      (312,000)           --
                                                                          ------------  ------------  ------------
      NET INCOME (LOSS).................................................  $   (373,003) $    534,067  $   (192,961)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic and diluted earnings (loss) per share.............................  $      (0.15) $       0.23  $      (0.09)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average common shares outstanding..............................     2,463,667     2,274,134     2,037,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

See Notes to Financial Statements.

                        N-VIRO INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         ADDITIONAL      RETAINED
                                              COMMON       PAID-IN       EARNINGS       TREASURY
                                               STOCK       CAPITAL       (DEFICIT)        STOCK         TOTAL
                                             ---------  -------------  -------------  -------------  ------------
Balance, December 31, 1995.................  $  20,943  $  12,024,060  $  (9,844,901) $    (617,977) $  1,582,125
  Net (loss)...............................         --             --       (192,961)            --      (192,961)
  Other....................................         --         24,395             --             --        24,395
                                             ---------  -------------  -------------  -------------  ------------
Balance, December 31, 1996.................     20,943     12,048,455    (10,037,862)      (617,977)    1,413,559
  Net income...............................         --             --        534,067             --       534,067
  Issuance of common stock for relief of
    liabilities............................      3,865        805,635             --             --       809,500
  Proceeds from sale of common stock, net
    of expenses of $25,414.................      2,000        322,587             --             --       324,587
  Issuance of common stock for business
    combination............................        750        177,375             --             --       178,125
  Purchase of treasury stock...............         --             --             --       (500,000)     (500,000)
  Other....................................         --          5,500             --             --         5,500
                                             ---------  -------------  -------------  -------------  ------------
Balance, December 31, 1997.................     27,558     13,359,552     (9,503,795)    (1,117,977)    2,765,338
  Net (loss)...............................         --             --       (373,003)            --      (373,003)
  Issuance of common stock for fees and
    services...............................        740        217,031             --             --       217,771
  Other....................................         --         55,842             --             --        55,842
                                             ---------  -------------  -------------  -------------  ------------
Balance, December 31, 1998.................  $  28,298  $  13,632,425  $  (9,876,798) $  (1,117,977) $  2,665,948
                                             ---------  -------------  -------------  -------------  ------------
                                             ---------  -------------  -------------  -------------  ------------

See Notes to Financial Statements.

                        N-VIRO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1998         1997        1996
                                                                             -----------  ----------  -----------
Cash Flows From Operating Activities
  Net income (loss)........................................................  $  (373,003) $  534,067  $  (192,961)
  Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
    Depreciation and amortization..........................................      169,807     170,588      164,353
    Provision for bad debts................................................       40,000     123,490      656,000
    Deferred income taxes..................................................           --    (312,000)          --
    Issuance of common stock and options for fees and services.............      299,092          --           --
    Other..................................................................       63,596      47,316     (360,985)
    Change in assets and liabilities:
      Decrease (increase) in:
        Receivables........................................................      (21,007)   (482,939)    (341,773)
        Prepaid expenses and other.........................................       10,416     133,537      (35,928)
      Increase (decrease) in accounts payable and accrued liabilities......     (329,891)     25,643        5,901
                                                                             -----------  ----------  -----------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES............     (140,990)    239,702     (105,393)
                                                                             -----------  ----------  -----------
Cash Flows From Investing Activities
  Collection of contract receivable........................................      671,521          --           --
  Proceeds from sale of property and equipment.............................           --          --      945,147
  Purchase of property and equipment.......................................      (67,041)    (49,943)    (122,434)
  Advances to related parties..............................................      (46,790)         --           --
  Payments on notes receivable.............................................      103,203          --           --
  Expenditures for intangible and other assets.............................      (21,139)    (53,294)    (203,833)
                                                                             -----------  ----------  -----------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES............      639,754    (103,237)     618,880
                                                                             -----------  ----------  -----------
Cash Flows From Financing Activities
  Net borrowings (payments) on note payable, bank..........................     (120,000)    120,000           --
  Borrowings under long-term obligations...................................       67,000     102,296      375,683
  Principal payments on long-term obligations..............................     (129,135)   (433,786)    (855,392)
  Proceeds from sale of common stock.......................................           --     324,587           --
  Purchase of treasury stock...............................................           --    (500,000)          --
  Other....................................................................      (25,479)         --       24,395
                                                                             -----------  ----------  -----------
            NET CASH (USED IN) FINANCING ACTIVITIES........................     (207,614)   (386,903)    (455,314)
                                                                             -----------  ----------  -----------
            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............      291,150    (250,438)      58,173
Cash and cash equivalents, beginning.......................................       31,677     282,115      223,942
                                                                             -----------  ----------  -----------
Cash and cash equivalents, ending..........................................  $   322,827  $   31,677  $   282,115
                                                                             -----------  ----------  -----------
                                                                             -----------  ----------  -----------

See Notes to Financial Statements.

                        N-VIRO INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

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

    For purposes of the statements of cash flows, the Company considers all certificates of deposit with maturities of 90 days or less to be cash equivalents.

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

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 1. NATURE OF BUSINESS, USE OF ESTIMATES, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION:

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

EARNINGS (LOSS) PER COMMON SHARE:

    Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. The effects of the stock options was to increase the weighted average number of shares by 6,346 for the year ended December 31, 1997. For the years ended December 31, 1998 and 1996, the amounts are excluded from the dilutive per share calculation because they would be antidilutive.

SEGMENT INFORMATION:

    In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no effect on the results of operations or financial position of the Company.

NOTE 2.  BALANCE SHEET DATA

TRADE RECEIVABLES:

    Trade receivables in the accompanying balance sheets at December 31, 1998 and 1997 are stated net of an allowance for doubtful accounts of approximately $128,600 and $89,000 respectively.

CONTRACT RECEIVABLES:

    Contract receivables represent amounts for reimbursement of direct costs incurred for a processing facility in Hawaii.

NOTES RECEIVABLE:

    The Company has notes receivable with customers. The amounts in the accompanying balance sheets at December 31, 1998 and 1997 are stated net of an allowance for doubtful accounts of $330,980.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.  BALANCE SHEET DATA (CONTINUED)
    The Company has various unsecured notes receivable from related parties which bear interest at 6% and are due on demand.

PROPERTY AND EQUIPMENT:

                                                                        1998          1997
                                                                    ------------  ------------
Land and leasehold improvements...................................  $     44,911  $     41,618
Equipment.........................................................     1,088,929     1,033,906
Furniture and fixtures............................................       206,740       212,464
                                                                    ------------  ------------
                                                                       1,340,580     1,287,988
Less accumulated depreciation and amortization....................       763,464       726,759
                                                                    ------------  ------------
                                                                    $    577,116  $    561,229
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Company rents certain equipment to customers under short-term arrangements.

INVESTMENT IN FLORIDA N-VIRO, L.P.:

    Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company contributed its Florida operating facility with a carrying value of $1,934,334. In exchange, the Company received $880,700 in cash and retains a 47% interest in the facility. During the year ended December 31, 1997, the Company acquired an additional 3% interest in the subsidiary.

    Condensed financial information of the partnership is as follows:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Current assets....................................................  $    282,674  $    221,511
Long-term assets..................................................     1,794,171     1,853,455
                                                                    ------------  ------------
                                                                    $  2,076,845  $  2,074,966
                                                                    ------------  ------------
                                                                    ------------  ------------
Current liabilities...............................................  $    363,071  $    249,726
Long-term liabilities.............................................        18,754            --
Partners' equity..................................................     1,695,020     1,825,240
                                                                    ------------  ------------
                                                                    $  2,076,845  $  2,074,966
                                                                    ------------  ------------
                                                                    ------------  ------------

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             1998         1997        1996
                                                          -----------  ----------  ----------
Net sales...............................................  $   975,130  $  655,570  $  761,630
Net (loss)..............................................     (130,220)    (91,675)    (83,085)

    The partnership has a major customer which represented approximately 60%, 58%, and 45% of its revenue for the years ended December 31, 1998, 1997, and 1996 respectively.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.  BALANCE SHEET DATA (CONTINUED)
INTANGIBLE AND OTHER ASSETS:

                                                                           1998        1997
                                                                        ----------  ----------
Patents and other intangibles, less accumulated amortization 1998
  $180,000; 1997 $181,000; 1996 $151,000..............................  $  387,258  $  400,876
Territory rights, less accumulated amortization 1998 $45,000; 1997
  $22,600; 1996 none..................................................     201,054     223,361
                                                                        ----------  ----------
                                                                        $  588,312  $  624,237
                                                                        ----------  ----------
                                                                        ----------  ----------

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

ACCRUED LIABILITIES:

                                                                           1998        1997
                                                                        ----------  ----------
Employee benefits.....................................................  $   39,846  $   37,656
Sales tax payable.....................................................     178,799     145,415
Other.................................................................       8,145          --
                                                                        ----------  ----------
                                                                        $  226,790  $  183,071
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 3.  PLEDGED ASSETS, LINE OF CREDIT, AND LONG-TERM DEBT

    The Company has a $500,000 line of credit with a bank, none of which was outstanding at December 31, 1998. Borrowings against the line of credit are limited to a borrowing base based on eligible accounts receivable, bear interest at prime (7.75% at December 31, 1998) minus .5% on borrowings up to $250,000 and prime plus 1% for borrowings above $250,000, are collateralized by accounts receivable, inventories, equipment, assignment of a $250,000 certificate of deposit, and assignment of certain contracts, and are due on demand. This agreement expires July 31, 1999. This agreement is subject to certain covenants which have been complied with or waived. In connection with the waiver, the Company has agreed not to borrow more than $350,000 until further notice.

    Long-term debt at December 31, 1998 and 1997 is as follows:

                                                                           1998        1997
                                                                        ----------  ----------
Notes payable.........................................................  $  161,187  $  158,247
Less current maturities...............................................      93,640      93,545
                                                                        ----------  ----------
                                                                        $   67,547  $   64,702
                                                                        ----------  ----------
                                                                        ----------  ----------

    The notes payable are notes signed for amounts owed to vendors. The notes bear interest ranging from 8.5% to 10.5% and are due at varying dates through June 2004. Aggregate maturities of long-term

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 3. PLEDGED ASSETS, LINE OF CREDIT, AND LONG-TERM DEBT (CONTINUED) debt for the years ending December 31 are as follows: 2000 $25,573; 2001 $20,926; 2002 $13,898; 2003 $5,057; and thereafter $2,093. Interest expensed and paid was approximately $16,000, $38,000, and $20,000 for the years ended December 31, 1998, 1997, and 1996 respectively.

    During 1998, the Company reached agreements with six trade creditors and directors to eliminate $170,375 of the Company's accounts payable by issuance of 74,000 shares of common stock.

    During the year ended December 31, 1997, the Company entered into an agreement to settle a contractual obligation with a cash payment of $200,000 and the issuance of 250,000 shares of common stock with a fair value of $500,000. In addition, the agreement required that certain shares remain in escrow and the Company agreed to that if the party elected to sell the shares, a price per share would be guaranteed to satisfy the liability. Subsequent to that original agreement, the Company reached an agreement to repurchase the shares for cash.

    In addition, during 1997, the Company reached agreements with three trade creditors and directors to eliminate $211,500 of the Company's accounts payable by issuance of 70,500 shares of common stock. The net gain on extinguishment of these liabilities was immaterial.

    In 1997, notes payable to a related partnership were extinguished by their conversion into 66,000 shares of common stock. No gain or loss was recognized on the transaction as the partnership was controlled by the majority stockholder.

NOTE 4.  EQUITY TRANSACTIONS

    The Company has authorized 2,000,000 shares of preferred stock, par value of $.01 per share, none of which were issued and outstanding at December 31, 1998 and 1997.

    The Company has adopted a stock option plan for directors and key officers under which 600,000 shares of common stock may be issued. The options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest immediately. Options are granted at fair market value.

    The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 1998 and 1997, and the number outstanding and exercisable at those dates:

                                                                                1998                    1997
                                                                       ----------------------  -----------------------
                                                                                   WEIGHTED                 WEIGHTED
                                                                                    AVERAGE                  AVERAGE
                                                                                   EXERCISE                 EXERCISE
                                                                        SHARES       PRICE       SHARES       PRICE
                                                                       ---------  -----------  ----------  -----------
Outstanding, beginning of year.......................................    163,825   $    3.54      151,525   $   26.45
  Granted............................................................    323,375        2.38      124,850        3.13
  Expired during the year............................................    (25,875)       4.86     (112,550)      33.92
                                                                       ---------               ----------
Outstanding, end of year.............................................    461,325        2.65      163,825        3.54
                                                                       ---------               ----------
                                                                       ---------               ----------
Eligible for exercise at end of year.................................    193,135                   90,850
                                                                       ---------               ----------
                                                                       ---------               ----------
Weighted average fair value per option for options granted during the
  year...............................................................              $    1.86                $    1.83
                                                                                  -----------              -----------
                                                                                  -----------              -----------

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 4.  EQUITY TRANSACTIONS (CONTINUED)

    During 1998, the Company repriced 14,375 shares from $6.00 per option to $4.00 per option. During 1997, the Company repriced 71,250 shares from $38.00 per option to $4.00 per option. The above schedule reflects the granted and expired shares and includes the shares that have been repriced.

    A further summary of stock options is as follows:

                                              OPTIONS OUTSTANDING
                                          ----------------------------           OPTIONS EXERCISABLE
                                                          WEIGHTED      -------------------------------------
                                                           AVERAGE       WEIGHTED                  WEIGHTED
                                                          REMAINING       AVERAGE                   AVERAGE
                                            NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
                                          OUTSTANDING       LIFE           PRICE     EXERCISABLE     PRICE
                                          -----------  ---------------  -----------  -----------  -----------
                                                                         1998
                                          -------------------------------------------------------------------
Range of exercise prices:
  $1.56 to $2.38                             358,200           9.43      $    2.22       92,200    $    2.17
  $4.00 to $4.75                             103,125           5.21           4.18      100,935         4.18

                                                                         1997
                                          -------------------------------------------------------------------
Range of exercise prices:
  $1.56 to $2.38                              53,200            9.3      $    1.69       17,200    $    1.62
  $4.00 to $6.00                             110,625           6.29           4.43       73,650         4.29

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

    Had compensation cost been determined based upon the fair value method prescribed in SFAS Statement No. 123, reported net income (loss) would have been $(460,168), $386,564, and $(263,833), and basic earnings (loss) per share would have been $(.23), $.18, and $(.13) for the years ended December 31, 1998, 1997, and 1996 respectively.

    In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 1996, 1997, and 1998 respectively: no assumed dividend rates for all years; risk-free interest rates of 5.5%, 5.25%, and 5.25%, on expected lives of 10 years for all years; and expected price volatility of 118%, 99%, and 99% respectively.

    Subsequent to December 31, 1998, the Company issued options for 3,500 shares to its Board of Directors. These options vest immediately upon issuance.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 5.  REVENUE AND MAJOR CUSTOMERS

    Revenues for the years ended December 31, 1998, 1997, and 1996 consist of the following:

                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Facility management and sludge processing...........  $  1,415,418  $  1,360,572  $  1,267,161
Royalty fees........................................       644,069       707,694       696,117
License and territory fees..........................       432,867       428,050       100,000
Alkaline admixture sales............................     1,163,286     1,393,526     1,186,908
Other...............................................       273,677       162,806       373,687
                                                      ------------  ------------  ------------
                                                      $  3,929,317  $  4,052,648  $  3,623,873
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    Revenues for the years ended December 31, 1998, 1997, and 1996 include revenues from one major customer (included in the management operations segment) which represented approximately 36%, 35%, and 30% respectively of total revenues. In addition, the Company had another major customer of approximately 11% of total revenues (which is included in the other domestic operations segment) for each of the years ended December 31, 1998 and 1997. The accounts receivable balances due from these customers at December 31, 1998 and 1997 were approximately $211,000 and $189,000 respectively.

NOTE 6.  RELATED PARTY TRANSACTIONS

    The Company paid consulting fees to the former stockholder of one of the Company's agents of $120,000, $120,000, and $150,000 for the years ended December 31, 1998, 1997, and 1996 respectively. On January 1, 1994, the Company granted this individual a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina, and South Carolina. The secured receivables amounted to approximately $107,000 and $100,000 at December 31, 1998 and 1997 respectively.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

    During 1994, the Company reacquired territory rights from a former agent and issued 66,250 shares of unregistered common stock. The former agreement stated that if the former agent elected to sell these shares, the Company has guaranteed the former agent $6 per common share.

    Subsequent to year end, the Company reached a settlement agreement to modify its royalty agreement with the former agent and the stock price guarantee agreement. As part of this agreement, the former agent is required to pay royalties owed and shall not sell any common stock issued in connection with the original agreement until September 2000 at which time the former agent may sell up to 10,000 shares per month. The former agent has the right to offset future royalties owing against the difference between the $6 per share guarantee and the fair market value of the stock at the time the shares are sold.

    The Company leases office space under an agreement which requires monthly payments of approximately $4,800. The lease expires in December 2002. The Company also leases various equipment on a month-to-month basis. The total minimum rental commitment at December 31, 1998 is $119,000. The total rental expense included in the statements of operations for the years ended December 31, 1998, 1997, and 1996 is approximately $69,000, $78,000, and $110,000 respectively.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company's minimum commitment under an agreement with a consultant (see
Note 6) is $240,000, payable in cash or stock of $60,000 per year for each year ending December 31, 1999 through 2002.

    The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations, and cash flows of the Company.

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

    The composition of the deferred tax assets and liabilities at December 31, 1998 and 1997 is as follows:

                                                                      1998           1997
                                                                  -------------  -------------
Gross deferred tax liability, accelerated depreciation..........  $     (17,000) $     (12,000)
                                                                  -------------  -------------
Gross deferred tax assets:
  Loss carryforwards............................................      3,634,000      3,490,000
  Patent costs..................................................        590,000        666,000
  Allowance for doubtful accounts...............................        184,000        156,000
  Property and equipment basis difference.......................         18,000         21,000
  Other.........................................................         15,000         15,000
                                                                  -------------  -------------
                                                                      4,441,000      4,348,000
                                                                  -------------  -------------
Less valuation allowance........................................     (4,112,000)    (4,024,000)
                                                                  -------------  -------------
                                                                  $     312,000  $     312,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 1998, 1997, and 1996 as follows:

                                                              1998        1997         1996
                                                           ----------  -----------  ----------
Computed "expected" tax (credits)........................  $  (99,000) $    76,000  $  (66,000)
State taxes, net of federal tax benefit..................     (10,000)       8,000      (7,000)
Increase in income taxes resulting from:
  Change in valuation allowance..........................      88,000     (355,000)    103,000
  Other..................................................      21,000      (41,000)    (30,000)
                                                           ----------  -----------  ----------
                                                           $       --  $  (312,000) $       --
                                                           ----------  -----------  ----------
                                                           ----------  -----------  ----------

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 8.  INCOME TAX MATTERS (CONTINUED)
    The net operating loss carryforwards available at December 31, 1998 to offset future taxable income total approximately $9,035,000 and expire as follows: 2008 $311,000; 2009 $6,255,000; 2010 $1,530,000; 2012 $685,000; and
2013 $254,000.

    In 1997, the Company has recorded a deferred tax asset and a corresponding income tax benefit of $312,000 to recognize the benefit of $800,000 in loss carryforwards expected to be realized. The Company believes that taxable income will be generated during the next three years, as the Company has changed its strategic focus to its profitable core business and realization of the loss carryforwards beyond that period are uncertain. Realization of that asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 9.  DISCONTINUED AND TRANSFERRED DIVISIONS

    At the beginning of the year ended December 31, 1996, the Company transferred its Florida operating facility to a joint venture which is being accounted for under the equity method, and sold its wholly-owned subsidiary, Biocheck Laboratories.

NOTE 10.  RESTATEMENT

    The 1996 income statement has been restated to reflect an adjustment for a contract which did not meet the Company's policy on revenue recognition. The Company incorrectly recorded a bad debt expense rather than a reduction of revenue, accordingly, the year ended December 31, 1996 revenue and selling, general, and administrative expenses have been reduced by $600,000, resulting in no change in operating or net income.

NOTE 11.  CASH FLOWS INFORMATION

    Supplemental information relative to the statements of cash flows for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                   1998        1997       1996
                                                                ----------  ----------  ---------
Supplemental schedule of noncash investing and financial
  activities:
  Common stock issued for relief of liabilities...............  $  170,375  $  809,500  $      --
                                                                ----------  ----------  ---------
                                                                ----------  ----------  ---------
  Common stock issued in exchange for 50% interest of
    Pan-Am....................................................  $       --  $  178,125  $      --
                                                                ----------  ----------  ---------
                                                                ----------  ----------  ---------
  Price guarantee of common stock in connection with
    settlement agreement (see Note 7).........................  $   72,875  $       --  $      --
                                                                ----------  ----------  ---------
                                                                ----------  ----------  ---------

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 12.  SEGMENT INFORMATION

    The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by product category and service lines. The Company's reportable segments are as follows:

    Management Operations--The Company provides employee and management services to operate the Toledo Wastewater treatment Facility.

    Other Domestic Operations--Sale of territory or site licenses and royalty fees to use N-Viro technology in the United States.

    Foreign Operations--Sale of territory or site licenses and royalty fees to use N-Viro technology in foreign countries.

    The accounting policies of the segments are the same as those described in "Significant accounting policies." Fixed assets generating specific revenue are identified with their respective segments as they are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company does not allocate any selling, general, and administrative expenses to any specific segments. All of the other income (expense) costs or income are non-apportionable and not allocated to a specific segment. The Company accounts and analyzes the operating data for its segments generally by geographic location, with the exception of the Management segment, as this revenue accounts for over 10% of the total revenue of the Company. This segment represents both a significant amount of business generated as well as a specific location and unique type of revenue. The other two segments are divided between domestic and foreign sources, as these segments differ in terms of environment and municipal legal issues, nature of the waste disposal infrastructure, political climate, and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past three years and are not expected to do so in the near term.

    The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 1998,

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 12.  SEGMENT INFORMATION (CONTINUED)
1997, and 1996. Segment information for 1997 and 1996 has been presented to conform with the require-ments of SFAS No. 131 (dollars in thousands).

                                                                    MANAGEMENT     DOMESTIC       FOREIGN
                                                                    OPERATIONS    OPERATIONS    OPERATIONS      TOTAL
                                                                   -------------  -----------  -------------  ---------
                                                                                           1998
                                                                   ----------------------------------------------------
Revenues.........................................................    $   1,463     $   2,267     $     199    $   3,929
Cost of revenues.................................................          998           888            --        1,886
Segment profits..................................................          465         1,379           199        2,043
Identifiable assets..............................................           75           261            --          336
Depreciation.....................................................           11            43            --           54

                                                                                           1997
                                                                   ----------------------------------------------------
Revenues.........................................................    $   1,409     $   2,487     $     157    $   4,053
Cost of revenues.................................................          847           980             3        1,830
Segment profits..................................................          562         1,507           154        2,223
Identifiable assets..............................................           83           220            --          303
Depreciation.....................................................           12            54            --           66

                                                                                           1996
                                                                   ----------------------------------------------------
Revenues.........................................................    $   1,373     $   1,903     $     348    $   3,624
Cost of revenues.................................................          824           974            --        1,798
Segment profits..................................................          549           929           348        1,826
Identifiable assets..............................................           91           351            --          442
Depreciation.....................................................           13            67            --           80

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 12.  SEGMENT INFORMATION (CONTINUED)
    A reconciliation of total segment revenues, cost of revenues, and segment profits sales to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements as of and for the years ended December 31, 1998, 1997, and 1996 is as follows (dollars in thousands):

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Revenues
  Total revenues for reportable segments.............................................  $   3,929  $   4,053  $   3,624
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Cost of revenues:
  Total cost of revenues for reportable segments.....................................  $   1,886  $   1,830  $   1,798
  Other..............................................................................         (3)        (1)        --
                                                                                       ---------  ---------  ---------
      Consolidated cost of revenues..................................................  $   1,883  $   1,829  $   1,798
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Segment profits:
  Segment profits for reportable segments............................................  $   2,043  $   2,223  $   1,826
  Corporate selling, general, and administrative expenses............................     (2,313)    (1,923)    (2,151)
  Other income (expense).............................................................       (135)       (46)       114
                                                                                       ---------  ---------  ---------
      Consolidated EBIT..............................................................  $    (405) $     254  $    (211)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Consolidated assets:
  Identifiable assets for reportable segments........................................  $     336  $     303  $     442
  Corporate property and equipment...................................................        241        258        180
  Current assets not allocated to segments...........................................      1,453      2,013      2,191
  Intangible and other assets not allocated to segments..............................      1,987      2,083      1,903
  Consolidation eliminations.........................................................       (234)      (234)      (549)
                                                                                       ---------  ---------  ---------
      Consolidated assets............................................................  $   3,783  $   4,423  $   4,167
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Depreciation and amortization:
  Depreciation for reportable segments...............................................  $      54  $      66  $      80
  Corporate depreciation and amortization............................................        116        105         84
                                                                                       ---------  ---------  ---------
      Consolidated depreciation......................................................  $     170  $     171  $     164
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

NOTE 13.  SUBSEQUENT EVENTS

    On March 3, 1999, the Company repurchased the Kentucky, Virginia, and West Virginia territory from an unrelated party for a cash payment $150,000.

                        INDEPENDENT AUDITOR'S REPORT ON

                           THE SUPPLEMENTAL SCHEDULE

To the Board of Directors
N-VIRO INTERNATIONAL CORPORATION
Toledo, Ohio

    Our audits of the consolidated financial statements of N-VIRO INTERNATIONAL CORPORATION included Schedule II, contained herein, for the years ended December 31, 1996, 1997, and 1998. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.

                                          /s/ MCGLADREY & PULLEN, LLP

Elkhart, Indiana
March 5, 1999

                              N-VIRO INTERNATIONAL

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       DECEMBER 31, 1996, 1997, AND 1998

                                                                  BALANCE AT                DEDUCTIONS   BALANCE AT
                                                                   BEGINNING   CHARGED TO      FROM         CLOSE
                                                                   OF PERIOD   OPERATIONS    RESERVES     OF PERIOD
                                                                  -----------  -----------  -----------  -----------
Allowance for doubtful accounts--deducted from trade receivables and notes receivable, in the balance sheets:

  1996..........................................................   $ 270,000    $  56,000    $      --    $ 326,000
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

  1997..........................................................   $ 326,000    $ 204,000    $ 110,000    $ 420,000
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

  1998..........................................................   $ 420,000    $  76,000    $  36,000    $ 460,000
                                                                  -----------  -----------  -----------  -----------
                                                                  -----------  -----------  -----------  -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the information under the heading "Election of Four Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company filed with the Commission on April 14, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the information under the heading "Renumeration" in the definitive proxy statement of the Company filed with the Commission on April 14, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Directors and Management" in the definitive proxy statement of the Company filed with the Commission on April 14, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information under the heading "Certain Relationship and Related Transactions" in the definitive proxy statement of the Company filed with the Commission on April 14, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. AND (a) 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    See "Index to Financial Statements and Schedule" set forth in Item 8 at page 20 of this Form 10-K.

(a) 3.  EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
             Registration Statement of the Registrant on Form S-1 (Reg. No. 33-62766) (the "Registration
             Statement").)

       3.2   By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

      10.1   The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Exhibit 10.1 to the 1993 Form 10-K).

      10.2   Employment Agreement, dated May 10, 1993, between N-Viro International Corporation and J. Patrick
             Nicholson (incorporated by reference to Exhibit 10.2 to the Registration Statement).

      10.3   Transitional Consulting and Sales Representative Agreement, dated September 2, 1993, and amended January
             1, 1994, between N-Viro International Corporation and Bobby B. Carroll (incorporated by reference to
             Exhibit 10.102 to Amendment No. 1 to the Registration Statement).

      21.1   List of subsidiaries of the Company.

      24.1   Powers of Attorney.

      27.1   Financial Data Schedule.#

------------------------

#Only included in Form 10-K filed electronically with the Securities and Exchange Commission

(b) REPORTS ON FORM 8-K

    None

(c) The exhibits listed in Item 14(a)(3) are filed with this Form 10-K.

(d) FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED

                              FLORIDA N-VIRO, L.P.
                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
Independent Auditor's Report..............................................................................        E-1

Balance Sheets............................................................................................        E-2

Statement of Income (Loss) and Partners' Capital..........................................................        E-3

Statement of Cash Flows...................................................................................        E-4

Notes to Financial Statements.............................................................................      E-5-7

     [letterhead -- "joseph m cahill, ltd. -- certified public accountant"]

                                                               February 15, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
of Florida N-VIRO, L.P.
West Chester, Pennsylvania 19382

    I have audited the accompanying balance sheets of Florida N-VIRO, L.P., (a Limited Partnership), as of December 31, 1998 and 1997, and the related statements of income (loss) and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

    In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida N-VIRO, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

JMC/rb

/s/ joseph m cahill, ltd.

        [letterhead--"189 w. lancaster avenue paoli, pennsylvania 19301
                        610 889 3300 fax 610 889 3303"]

                              FLORIDA N-VIRO, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                            1998          1997
                                                                                        ------------  ------------
                                                      ASSETS

  Current Assets
    Cash..............................................................................  $     39,888  $     26,820
    Receivables:
      Trade...........................................................................       129,497        60,616
      Partners........................................................................       107,416       124,696
    Prepaid Expenses..................................................................         5,873         9,379
                                                                                        ------------  ------------
    Total Current Assets..............................................................       282,674       221,511
  Property and Equipment
    Land..............................................................................       147,163       147,163
    Site improvements.................................................................        45,965        45,965
    Building..........................................................................     1,383,169     1,383,169
    Operating equipment...............................................................       497,695       459,345
    Office furniture and equipment....................................................         6,072         3,199
                                                                                        ------------  ------------
                                                                                           2,080,064     2,038,841
    Less Accumulated Depreciation.....................................................       285,893       185,386
                                                                                        ------------  ------------
    Total Property and Equipment......................................................     1,794,171     1,853,455
                                                                                        ------------  ------------
Total Assets..........................................................................  $  2,076,845  $  2,074,966
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                        LIABILITIES AND PARTNERS' CAPITAL

  Current Liabilities
    Payables:
      Trade...........................................................................  $    234,831  $    128,684
      Partners........................................................................            --        21,523
      Current portion note payable....................................................         6,917            --
      Accrued expenses................................................................        99,519        99,519
                                                                                        ------------  ------------
  Total Current Liabilities...........................................................       363,071       249,726
  Note Payable, Less Current Portion..................................................        18,754            --
  Partners' Capital...................................................................     1,695,020     1,825,240
                                                                                        ------------  ------------
Total Liabilities and Partners' Capital...............................................  $  2,076,845  $  2,074,966
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

               STATEMENTS OF INCOME (LOSS) AND PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                              1998         1997
                                                                                          ------------  ----------
Revenues................................................................................  $    906,130  $  655,570
Costs and Expenses
  Costs of Operations...................................................................       975,600     691,781
  Selling General and Administrative....................................................        60,264      51,062
  Interest..............................................................................         1,680       5,197
                                                                                          ------------  ----------
Total Costs and Expenses................................................................     1,037,544     748,040
  Interest Income.......................................................................         1,194         795
                                                                                          ------------  ----------
Net Income (Loss).......................................................................  $   (130,220) $  (91,675)
                                                                                          ------------  ----------
                                                                                          ------------  ----------

STATEMENT OF PARTNERS' CAPITAL

                                                                                        1997
                                                                   ----------------------------------------------
                                                                                        LIMITED
                                                                   GENERAL PARTNER     PARTNERS         TOTAL
                                                                   ---------------  ---------------  ------------
Beginning Balance................................................     $   8,339      $   1,908,576   $  1,916,915
  Net Loss.......................................................        (1,833)           (89,842)       (91,675)
                                                                        -------     ---------------  ------------
Ending Balance, December 31, 1997................................     $   6,506      $   1,818,734   $  1,825,240
                                                                        -------     ---------------  ------------
                                                                        -------     ---------------  ------------


                                                                                        1998
                                                                   ----------------------------------------------
Beginning Balance................................................     $   6,506      $   1,818,734   $  1,825,240
  Net Loss.......................................................        (2,604)          (127,616)      (130,220)
                                                                        -------     ---------------  ------------
Ending Balance, December 31, 1998................................     $   3,902      $   1,691,118   $  1,695,020
                                                                        -------     ---------------  ------------
                                                                        -------     ---------------  ------------

   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                              1998         1997
                                                                                           -----------  ----------
Cash Flow from Operating Activities
  Net Income (Loss)......................................................................  $  (130,220) $  (91,675)
  Adjustment to Reconcile Net Earnings (loss) to Cash Provided (used) by Operating
    Activities
  Depreciation...........................................................................      100,507      92,691
  (Increase) Decrease in Accts Receivable................................................      (51,601)     10,569
  (Decrease) in Prepaid Expenses.........................................................        3,506       2,165
  Decrease in Costs in Excess of Billings................................................           --         976
  Increase (Decrease) in Accts Payable...................................................       84,624     (40,290)
  Increase (Decrease) in Accrued Expenses................................................       21,804      58,580
                                                                                           -----------  ----------
  Net Cash Provided (Used) by Operating Activities.......................................       28,620      33,016
Cash Flows from Investing Activities
  Acquisition of Property and Equipment..................................................      (41,223)         --
                                                                                           -----------  ----------
  Net Cash Provided (Used) by Investing Activities.......................................      (41,223)         --
Cash Flows from Financing Activities
  New Borrowings: Long-term Debt.........................................................       29,950          --
  Repayments: Long-term Debt.............................................................       (4,279)         --
  Principal Payments on Capital Lease....................................................           --     (10,013)
                                                                                           -----------  ----------
Net Cash Provided (Used) by Financing Activities.........................................       25,671     (10,013)
                                                                                           -----------  ----------
Net Increase in Cash.....................................................................       13,068      23,003
Cash, Beginning of Year..................................................................       26,820       3,817
                                                                                           -----------  ----------
Cash, End of Year........................................................................  $    39,888  $   26,820
                                                                                           -----------  ----------
                                                                                           -----------  ----------

   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A--BACKGROUND

    BUSINESS ACTIVITIES--Florida N-Viro, L.P., was formed January 1, 1996 as a Delaware Limited Partnership under the Delaware Revised Limited Partnership Act. The Partnership has entered into a patent and technology agreement with N-Viro International Corporation for the exclusive, royalty free, use in Florida of certain systems/processes for the treatment and remediation of waste water sludge. The Partnership operates from its Ft. Meade, Florida facility.

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

    The Partnership agreement terminates on December 31, 2026.

NOTE B--SUMMARY OF ACCOUNTING PRINCIPLES

    1. METHOD OF ACCOUNTING AND USE OF ESTIMATES--The financial statements are prepared using the accrual basis of accounting. Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts or revenues and expenses during the reporting period. Actual results could defer from the estimates.

    2. CASH AND CASH EQUIVALENTS--The Partnership considers all short-term investments with an original maturity of three months or less to be cash equivalents.

    3. PROPERTY AND EQUIPMENT--Property and equipment, carried at cost, is depreciated over the estimated useful life of the related assets. Depreciation is computed principally by the straight-line method. The estimated useful lives used in computing depreciation are summarized as follows:

                                                                  YEARS OF USEFUL LIFE
                                                                  ---------------------
Operating equipment.............................................          7-10
Office equipment................................................           5-7
Land improvements...............................................           15
Buildings.......................................................           39

    Depreciation amounted to $100,507 and $92,691 for 1998 and 1997, respectively.

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

    4. INCOME TAXES--No provision for income taxes is required since the partners report their proportionate share of partnership taxable income or loss on their respective income tax returns. Such

                              FLORIDA N-VIRO, L.P.

NOTE B--SUMMARY OF ACCOUNTING PRINCIPLES (CONTINUED) income or losses are proportionately allocated to the partners based upon their ownership interests.

    5. ADVERTISING--The Partnership follows the policy of charging the costs of advertising to expense as incurred.

    There was no advertising expense for 1998 or 1997.

NOTE C--SUPPLEMENTAL DISCLOSURES FOR STATEMENT OF CASH FLOWS

                                                                               1998       1997
                                                                             ---------  ---------
Cash paid for:
  Interest.................................................................  $   1,680  $   5,197
                                                                             ---------  ---------
                                                                             ---------  ---------

NOTE D--RELATED PARTIES

    VFL Technology Corporation provides the Partnership with certain management, accounting, and engineering services without charge.

    The Partnership has a fee sharing arrangement with N-Viro International Corporation for services provided to several customers. The Partnership's share of these fees was approximately $32,500 for 1998 and $25,500 for 1997.

    The Partnership had the following receivable balances due at December 31, from its partners:

                                                                           1998        1997
                                                                        ----------  ----------
General Partner.......................................................  $       --  $   10,000
Limited Partner.......................................................     107,416     114,696
                                                                        ----------  ----------
                                                                        $  107,416  $  124,696
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Partnership had payable balances due the other limited partner at December 31, 1997 of $21,523. There was no payable balance due at December 31, 1998.

NOTE E--CAPITAL LEASE

    The Partnership assumed responsibility for the balance of a capital lease on equipment that was part of the initial capital contribution of one of the partners. Accordingly, the asset was capitalized and has the following book value at December 31, 1997:

                                                                             1997
                                                                          ----------
Capitalized Cost........................................................  $  120,000
Accumulated Depreciation................................................      34,286
                                                                          ----------
Net Book Value..........................................................  $   85,714
                                                                          ----------
                                                                          ----------

    The capital lease was satisfied in 1997.

                              FLORIDA N-VIRO, L.P.

NOTE F--CONCENTRATION OF CREDIT RISK

    In the normal course of business, the Partnership extends credit to customers principally in the State of Florida. The Partnership expects to collect all of its accounts receivable and, accordingly, no allowance for doubtful accounts is provided.

    The Partnership conducts a major portion of its business with several customers. For the year ended December 31, 1998, four customers accounted for 87% of total revenue. For 1997, two customers accounted for 73% of revenue.

    The Partnership maintains its operating checking account at a bank located in Southeastern Pennsylvania. The balance in this account may at times exceed the federally insured limit of $100,000.

NOTE G--OPERATING LEASES

    The Partnership leases a piece of heavy equipment that is accounted for as an operating lease. The future lease minimum payments are:

1999.......................................................     28,788
2000.......................................................     11,995
                                                             ---------
                                                             $  40,783
                                                             ---------
                                                             ---------

NOTE H--YEAR 2000 COMPUTER ISSUE

    The dating features of some computer software programs are not designed to properly accommodate the change of century. This dating problem may also be embedded in the microchips in various equipment and machinery. Management is in the process of assessing the extent of the Company's Year 2000 problem and formulating a corrective action plan. To date, management has determined that the accounting software package being used is not Year 2000 compliant. The Company has purchased the latest version of the accounting package which is Year 2000 compliant and will install it early in 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                N-VIRO INTERNATIONAL CORPORATION

Dated: April 14, 1999

                                By:  /s/ J. PATRICK NICHOLSON*
                                     -----------------------------------------
                                     J. Patrick Nicholson, President, Chairman
                                     and Chief Executive Officer
                                     (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 14, 1999

  /s/ J. PATRICK NICHOLSON*                 /s/ JAMES D. O'NEIL*
  ----------------------------------------  ----------------------------------------
  J. Patrick Nicholson, President,          James D. O'Neil, Director
  Chairman, Chief Executive Officer and
  Director
  (Principal Executive Officer)

  /s/ FREDERICK H. KURTZ*                   /s/ CHARLES B. KAISER, JR.*
  ----------------------------------------  ----------------------------------------
  Frederick H. Kurtz, Vice-Chairman and     Charles B. Kaiser, Jr., Director
  Director

  /s/ JAMES K. MCHUGH                       /s/ TERRY J. LOGAN, PH.D.*
  ----------------------------------------  ----------------------------------------
  James K. McHugh                           Terry J. Logan, Ph.D., Director
  Chief Financial Officer, Secretary and
  Treasurer (Principal Financial and
  Accounting Officer)

  /s/ WALLACE G. IRMSCHER*                  /s/ MICHAEL G. NICHOLSON*
  ----------------------------------------  ----------------------------------------
  Wallace G. Irmscher, Director             Michael G. Nicholson, Director

  /s/ B.K. WESLEY COPELAND*                 /s/ BOBBY B. CARROLL*
  ----------------------------------------  ----------------------------------------
  B.K. Wesley Copeland, Director            Bobby B. Carroll, Director

  /s/ DANIEL J. HASLINGER*                  *By: /s/ JAMES K. MCHUGH
  ----------------------------------------  ----------------------------------------
  Daniel J. Haslinger, Director             James K. McHugh, Attorney-in-Fact