Form 10-Q
period 1999-03-31
N-VIRO INTERNATIONAL CORP
filed 1999-05-17
CIK 904896

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM___________TO_________

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

                  As of May 7, 1999, 2,579,733 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        1999           1998
                                                    -----------     -----------

Revenues                                            $   978,124     $ 1,032,257

Cost of revenues                                        486,089         462,946
                                                    -----------     -----------
Gross profit                                            492,035         569,311

Selling, general & administrative expenses              462,442         485,076
                                                    -----------     -----------

Operating income                                         29,593          84,235

Nonoperating income (expense):
     Interest income (expense), net                       2,552          (4,751)
     Equity in losses of joint venture                  (14,190)         (9,522)
     Miscellaneous expense                                   --          (2,250)
                                                    -----------     -----------

Income before income tax (credits)                       17,955          67,712

Federal and state income tax (credits)                       --              --
                                                    -----------     -----------

Net income                                          $    17,955     $    67,712
                                                    ===========     ===========
Basic and diluted earnings per share                $      0.01     $      0.03
                                                    ===========     ===========
Weighted average common shares outstanding            2,522,483       2,448,483
                                                    ===========     ===========





                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                    March 31,    December 31,
                                                                      1999           1998
ASSETS                                                             (Unaudited)     (Audited)
                                                                  ------------    ------------
Current Assets
       Cash and cash equivalents                                  $    359,510    $    322,827
       Securities available-for-sale                                     1,740           1,401
       Trade receivables                                               872,366         802,913
       Notes receivable                                                188,236         197,839
       Related party receivables                                        37,194          46,790
       Prepaid expenses and other assets                               144,730          81,644
                                                                  ------------    ------------

                                           Total current assets      1,603,776       1,453,414

Property and Equipment                                                 547,553         577,116

Investment in Florida N-Viro, L.P.                                     838,320         852,510

Deferred Tax Assets                                                    312,000         312,000

Intangibles and Other Assets                                           745,500         588,312
                                                                  ------------    ------------

TOTAL ASSETS                                                      $  4,047,149    $  3,783,352
                                                                  ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term debt                       $    136,723    $     93,640
       Accounts payable                                                817,439         729,427
       Accrued expenses                                                227,738         226,790
                                                                  ------------    ------------

                                      Total current liabilities      1,181,900       1,049,857
                                                                  ------------    ------------

Long-Term Debt, less current maturities                                170,029          67,547
                                                                  ------------    ------------

Stockholders' Equity
       Common stock, $.01 par value; authorized
                        7,000,000 shares; issued 2,829,733              28,298          28,298
       Additional paid-in capital                                   13,643,829      13,632,425
       Retained earnings (deficit)                                  (9,858,930)     (9,876,798)
                                                                  ------------    ------------
                                                                     3,813,197       3,783,925
       Less treasury stock, at cost, 307,250 shares                  1,117,977       1,117,977
                                                                  ------------    ------------
                                                                     2,695,220       2,665,948
                                                                  ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $  4,047,149    $  3,783,352
                                                                  ============    ============



                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                        Quarter Ended
                                                           March 31,
                                                    ----------------------
                                                       1999        1998
                                                    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES           $ 102,765    $ 223,827

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for intangibles and other assets    (171,390)      (2,399)
    Expenditures for property and equipment                --       (1,436)
                                                    ---------    ---------

NET CASH USED BY INVESTING ACTIVITIES                (171,390)      (3,835)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments on revolving credit agreement           --     (120,000)
    Borrowings under long-term obligations            135,000           --
    Repayments of long-term debt                      (29,692)     (26,741)
                                                    ---------    ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      105,308     (146,741)
                                                    ---------    ---------

NET INCREASE IN CASH                                   36,683       73,251

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      322,827       31,472
                                                    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 359,510    $ 104,723
                                                    =========    =========





                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 1999 may not be indicative of the results of operations for the year ended December 31, 1999. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1998.

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

        The financial statements are consolidated as of March 31, 1999 and December 31, 1998 for the Company. Adjustments have been made to eliminate all intercompany transactions.

2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $15,000 for the three months ended March 31, 1999, and $30,000 for the three months ended March 31, 1998 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.      CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,812. The lease expires in December 2002. The total minimum rental commitment at March 31, 1999 is $217,000. The total rental expense included in the statements of operations for the periods ended March 31, 1999 and 1998 is approximately $14,435 and $14,000, respectively.

           During 1994, the Company reacquired territory rights from a former agent and issued 66,250 shares of unregistered common stock. The former agreement stated that if the former agent elected to sell these shares, the Company has guaranteed the former agent $6 per common share.

          In 1999 the Company reached a settlement agreement to modify its royalty agreement with the former agent and the stock price guarantee agreement. As part of this agreement, the former agent is required to pay royalties owed and shall not sell any common stock issued in connection with the original agreement until September 2000 at which time the former agent may sell up to 10,000 shares per month. The former agent has the right to offset future royalties owing against the difference between the $6 per share guarantee and the fair market value of the stock at the time the shares are sold.

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

        Total revenues were $978,000 for the quarter ended March 31, 1999 compared to $1,032,000 for the same period of 1998. The net decrease in revenue is due primarily to a decrease in territorial and site license revenue, partially offset by an increase in facility management and research and development revenue. The Company increased its cost of revenues for the same period of 1999. The increase in cost of revenues was due primarily to the increase in costs in generating facility management revenue. As a result, the gross profit percentage decreased to 50% from 55% for the quarters ended March 31, 1999 and 1998. Selling, general and administrative costs decreased for the comparative period, and losses in the equity of a joint venture increased for the same period of 1999. These changes collectively resulted in net income of $18,000 for the quarter ended March 31, 1999 compared to $68,000 for the quarter ended March 31, 1998.

         On June 1, 1998, the Company filed a registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission for the registration of certain shares of Common Stock of the Company then held by Heartland Limited Partnership I ("Heartland"). These shares were subsequently assigned to an affiliate of Heartland. The Company's audited financial statements were not available as of the deadline for filing the Company's Form 10-K for the year ended December 31, 1998, and the Form 10-K was correspondingly not filed in a timely manner. As a result of such untimely filing, the Company may not currently use Form S-3 to register its shares of Common Stock, and the Company is thus engaged in the process of withdrawing the Registration Statement.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 WITH THREE MONTHS ENDED MARCH 31, 1998

        Overall revenue decreased $54,000, or 5.2%, to $978,000 for the three months ended March 31, 1999 from $1,032,000 for the three months ended March 31, 1998. The net decrease in revenue was due primarily to the following:

        a) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the quarter, a decrease of $150,000 from the same period in 1998;

        b) The Company's processing revenue, including facility management revenue, showed a net increase of $72,000 over the same period ended in 1998;

        c) Research and development revenue increased $22,000 from the same period ended in 1998;

        d) Testing income increased $11,000 from the same period ended in 1998; and,

        e) Commission income decreased $9,000 from the same period ended March 31, 1998.

        Gross profit decreased $77,000, or 13%, to $492,000 for the three months ended March 31, 1999 from $569,000 for the three months ended March 31, 1998. This decrease in gross profit was primarily a result of the decrease in territory and license fee revenue, which have no associated cost of revenue, and an increase in alkaline admixture and direct payroll costs in generating the processing and facility management revenue. The gross profit margin decreased to 50% from 55% for the same three month comparison.

        Selling, general and administrative expenses decreased $23,000, or 5%, to $462,000 for the three months ended March 31, 1999 from $485,000 for the three months ended March 31, 1998. The decrease was primarily due to a decrease in administrative overhead and outside professional fees of $23,000.

        As a result of the foregoing factors, the Company recorded operating income of $30,000 for the three months ended March 31, 1999 compared to $84,000 for the three months ended March 31, 1998.

        For the quarters ended March 31, 1999 and 1998, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $422,000 at March 31, 1999, compared to working capital of $404,000 at December 31, 1998. Current assets at March 31, 1999 included cash and investments of $360,000, which is an increase of $37,000 from December 31, 1998. The increase in working capital was principally due to the income from operations for the quarter.

         In 1999 the Company's operating cash flow continued to be positive, and the Company improved its payments to unsecured trade vendors. The Company maintains a $250,000 certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

        In 1997 the Company obtained a working capital line of credit of $200,000. In the third quarter of 1998 the line was increased to $500,000. Borrowings against the line bear interest at prime minus .50% for amounts borrowed up to $250,000, and prime plus 1% on the excess amount borrowed over $250,000. This debt is collateralized by a certificate of deposit with the lender of $250,000, accounts receivable, inventories and equipment, and are due on demand. Also, the Company must maintain certain financial covenants. In April, 1999, the bank waived a violation of a financial covenant in light of the Company's net loss for the year ended December 31, 1998. In exchange, the Company has agreed to not borrow more than $350,000 outstanding at any one time, until further notice. The Company expects this borrowing limitation to be lifted during the second quarter of 1999. The balance owed on the line of credit at March 31, 1999 was $-0-.

        The Company believes that its working capital together with the line of credit, will provide sufficient cash to meet the Company's cash requirements through 1999.


SEGMENT INFORMATION

         EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for our common stock may decrease if our operating results do not meet the expectations of the market. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors. In addition, operating results of some of our business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality.

         COMPETITION. We compete against companies in a highly competitive market and we have fewer resources than most of those companies. Our business competes within and outside the United States principally on the basis of price, product quality, custom design, technical support, reputation, equipment financing assistance and reliability. Competitive pressures and other factors could cause us to lose market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations.

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

         The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by product category and service lines. Fixed assets generating specific revenue are identified with their respective segments as they are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company does not allocate any selling, general, and administrative expenses to any specific segments. All of the other income (expense) costs or income are non-apportionable and not allocated to a specific segment. The Company accounts and analyzes the operating data for its segments generally by geographic location, with the exception of the Management segment, as this revenue accounts for over 10% of the total revenue of the Company. This segment represents both a significant amount of business generated as well as a specific location and unique type of revenue. The other two segments are divided between domestic and foreign sources, as these segments differ in terms of environment and municipal legal issues, nature of the waste disposal infrastructure, political climate, and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past two years and are not expected to do so in the near term.

           The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended March 31, 1999 and 1998 (dollars in thousands).


                                              Management       Domestic       Foreign
                                              Operations      Operations    Operations     Total
                                            --------------  -------------- ------------ -------------
                                                                         1999
                                            --------------------------------------------------------
         Revenues                               $    420    $    521      $      37      $       978
         Cost of revenues                            229         257            -0-              486
         Segment profits                             191         264             37              492
         Identifiable assets                          75         261            -0-              336
         Depreciation                                  3          12            -0-               15

                                                                         1998
                                            ---------------------------------------------------------
         Revenues                               $    353    $    592      $      87      $     1,032
         Cost of revenues                            221         245            (3)              463
         Segment profits                             132         347             90              569
         Identifiable assets                          83         220            -0-              303
         Depreciation                                  3          11            -0-               14

A reconciliation of total segment revenues, cost of revenues, and segment profits sales to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended March 31, 1999 and 1998 is as follows (dollars in thousands):


                                                              1999       1998
                                                             -------    -------
         Revenues
            Total revenues for reportable segments           $   978    $ 1,032
                                                             =======    =======

         Cost of revenues:
            Total cost of revenues for reportable segments   $   486    $   463
            Other                                                -0-        -0-
                                                             -------    -------
                 Consolidated cost of revenues               $   486    $   463
                                                             =======    =======

         Segment profits:
            Segment profits for reportable segments          $   492    $   569
            Corporate selling, general, and adminis-
              trative expenses                                  (462)      (485)
            Other income (expense)                               (12)       (16)
                                                             -------    -------
                 Consolidated EBIT                           $    18    $    68
                                                             =======    =======

         Depreciation and amortization:
            Depreciation for reportable segments             $    15    $    14
            Corporate depreciation and amortization               29         25
                                                             -------    -------
                 Consolidated depreciation                   $    44    $    39
                                                             =======    =======


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

        N-Viro's Y2K Program is focused on four inter-related categories which are crucial to maintaining uninterrupted service to our customers: the Company local area network (LAN) and wide-area network (WAN), software applications, and the external hardware that supports the applications. Additionally, the Company will include an assessment of its non-computer based equipment and office infrastructure, which is less significant to serving the needs of the Company's customers. The milestones within each category are: assessment, repair, testing and approval. The Company has a target of September 30, 1999 for the completion of all phases for all systems affecting the Company.

         CURRENT STATUS
         The Company has approximately 20 computers in use or available for use, all connected via a LAN. Of these, all but four are run under Macintosh operating systems, which do not have a Y2K problem. The other four are Windows 95 operating systems, and support the financial accounting and financial administration of the Company. All are important to the administration and maintenance related to our direct N-Viro product support activities, and support our sales and marketing department and other company services and internal administrative functions. As of March 31, 1999, the Company has completed 100% of the assessment, 100% of the repair and 100% of the application testing. All are Y2K compliant.

         The Company WAN helps provide quality service to the Company's customers. All of the boxes, switches, routers and network control points have been assessed: 100% are Y2K compliant. Additional Y2K testing will be conducted to independently verify supplier claims of compliance. At March 31, 1999, the assessment of the supplier applications was 15% complete. The Company expects to complete all phases of network certification by July 31, 1999.

         With respect to customer and supplier (third party) assessment, letters have been sent to about 400 companies to request information on their Y2K plans and targets for compliance. The Company has identified no existing types of third party interfaces. At March 31, 1999, the Company received approximately 13% of third party requests and approximately 100% of these indicated they were or expected to be Y2K compliant. The Company expects to complete Y2K certification for third parties by August 31, 1999, with 100% expected to be complete by Fall 1999.

         The non-information technology infrastructure focuses on the utilities-based systems (e.g., electric) that support the computer systems, as well as the need to continue security and operations. The effort to date for Y2K compliance within the non-IT infrastructure is in inventory and assessment. At March 31, 1999, approximately 25% of all sites completed inventory, 25% completed assessment and 25% are Y2K compliant. The Company expects to complete the remaining sites by mid-year 1999.

         COSTS
         The Company has expended approximately $7,000 since inception in late 1997 on the Y2K project. Total costs for the quarter ended March 31, 1999 were $-0-. The Company anticipates the total cost of the project to be approximately $10,000 through December of 1999, which includes approximately $7,000 of capitalized fixed assets and $3,000 of additional assessment and compliance costs.

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

                           PART II - OTHER INFORMATION


Item 5.  Other Information

         (a)          None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                      27    Financial Data Schedule

        (b) Reports on Form 8-K:
                      A Form 8-K was filed on January 19, 1999, regarding the employment agreements with J. Patrick Nicholson and Terry J. Logan.

                        N-VIRO INTERNATIONAL CORPORATION






      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 N-VIRO INTERNATIONAL CORPORATION





Date:  May 14, 1999              /s/  J. Patrick Nicholson
     ----------------            -----------------------------------------------
                                 J. Patrick Nicholson
                                 Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)




Date:  May 14, 1999              /s/  James K. McHugh
     ----------------            ------------------------------------------
                                 James K. McHugh
                                 Chief Financial Officer
                                 (Principal Financial & Accounting Officer)