Form 10-Q
period 1999-06-30
N-VIRO INTERNATIONAL CORP
filed 1999-08-16
CIK 904896

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         As of August 10, 1999, 2,579,733 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended June 30             Six Months Ended June 30
                                          -----------------------------------------------------------------
                                              1999             1998               1999               1998
                                          -----------------------------------------------------------------
Revenues                                 $ 1,067,713       $ 1,061,036       $ 2,045,837       $ 2,093,294

Cost of revenues                             521,387           457,526         1,007,476           920,473
                                         -----------------------------------------------------------------

Gross profit                                 546,326           603,510         1,038,361         1,172,821

Selling, general & administrative
     expenses                                456,161           555,514           924,365         1,042,840
                                         -----------------------------------------------------------------
Operating income                              90,165            47,996           113,996           129,981

Nonoperating income (expense):
     Interest income (expense), net            1,408            (4,325)            3,960            (9,076)
     Equity in gains (losses) of
          Joint venture                       (7,572)                0           (21,762)           (9,522)
     Miscellaneous income (exp.)                  --              (118)               --              (118)
                                         -----------------------------------------------------------------
Income before income tax                      84,001            43,553            96,194           111,265
     (credits)

Federal and state income tax
     (credits)                                    --                --                --                --
                                         -----------------------------------------------------------------

Net income                               $    84,001       $    43,553       $    96,194       $   111,265
                                         ==================================================================


Basic and diluted earnings per           $      0.03       $      0.02       $      0.04       $      0.05
     Share
                                         ==================================================================


Weighted average common                    2,522,483         2,459,252         2,522,483         2,453,897
     Shares outstanding
                                         ==================================================================




                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                           June 30,        December 31,
                                                            1999              1998
ASSETS                                                   (Unaudited)        (Audited)
                                                        ------------       ------------
Current Assets
       Cash and cash equivalents                        $    533,990       $    322,827
       Securities available-for-sale                           1,740              1,401
       Trade receivables                                     690,885            802,913
       Notes receivable                                      142,710            197,839
       Related party receivables                              36,213             46,790
       Prepaid expenses and other assets                      81,168             81,644
                                                        ------------       ------------

               Total current assets                        1,486,706          1,453,414

Property and Equipment                                       521,865            577,116

Investment in Florida N-Viro, L.P.                           830,748            852,510

Deferred Tax Assets                                          312,000            312,000

Intangibles and Other Assets                                 736,092            588,312
                                                        ------------       ------------

TOTAL ASSETS                                              $3,887,411         $3,783,352
                                                        ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term debt                 $101,390            $93,640
       Accounts payable                                      624,604            729,427
       Accrued expenses                                      220,860            226,790
                                                        ------------       ------------

               Total current liabilities                     946,854          1,049,857
                                                        ------------       ------------

Long-Term Debt, less current maturities                      157,840             67,547
                                                        ------------       ------------

Stockholders' Equity
       Common stock, $.01 par value; authorized
               7,000,000 shares; issued 2,579,733             25,798             28,298
       Additional paid-in capital                         13,155,585         13,632,425
       Retained earnings (deficit)                        (9,780,689)        (9,876,798)
                                                        ------------       ------------
                                                           3,400,694          3,783,925
       Less treasury stock, at cost, 57,250 shares           617,977          1,117,977
                                                        ------------       ------------
                                                           2,782,717          2,665,948
                                                        ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $  3,887,411       $  3,783,352
                                                        ============       ============


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Six Months Ended
                                                                             June 30,
                                                                   -------------------------
                                                                      1999            1998
                                                                   ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 292,321       $  63,929

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for intangibles and other assets                   (177,913)        (16,451)
    Expenditures for property and equipment                           (1,286)         (1,593)
    Proceeds from sale of property and equipment                          --              --
                                                                   ---------       ---------

NET CASH USED BY INVESTING ACTIVITIES                               (179,199)        (18,044)

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of long-term debt                                     (76,960)        (33,447)
    Borrowings under long-term obligations                           175,000              --
    Net borrowings (repayments) on revolving credit agreement             --         (30,000)
                                                                   ---------       ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      98,040         (63,447)
                                                                   ---------       ---------

NET INCREASE (DECREASE) IN CASH                                      211,162         (17,562)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     322,827          31,677
                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 533,989       $  14,116
                                                                   =========       =========










                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 1999 may not be indicative of the results of operations for the year ended December 31, 1999. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1998.

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

        The financial statements are consolidated as of June 30, 1999 and December 31, 1998 for the Company. Adjustments have been made to eliminate all intercompany transactions.


2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $30,000 for the six months ended June 30, 1999, and $60,000 for the six months ended June 30, 1998 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.


3.      CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,812. The lease expires in December 2002. The total minimum rental commitment at June 30, 1999 is $203,000. The total rental expense included in the statements of operations for the periods ended June 30, 1999 and 1998 is approximately $28,870 and $28,000, respectively.

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

        Total revenues were $1,068,000 for the quarter ended June 30, 1999 compared to $1,061,000 for the same period of 1998. The net decrease in revenue is due primarily to a decrease in territorial and site license revenue, partially offset by an increase in facility management and research and development revenue. The Company increased its cost of revenues for the same period of 1999. The increase in cost of revenues was due primarily to the increase in costs in generating facility management revenue. As a result, the gross profit percentage decreased to 51% from 57% for the quarters ended June 30, 1999 and 1998. Selling, general and administrative costs decreased for the comparative period, and losses in the equity of a joint venture increased for the same period of 1999. These changes collectively resulted in net income of $84,000 for the quarter ended June 30, 1999 compared to $44,000 for the quarter ended June 30, 1998.

         On June 1, 1998, the Company filed a registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission for the registration of certain shares of Common Stock of the Company then held by Heartland Limited Partnership I ("Heartland"). These shares were subsequently assigned to an affiliate of Heartland. The Company's audited financial statements were not available as of the deadline for filing the Company's Form 10-K for the year ended December 31, 1998, and the Form 10-K was correspondingly not filed in a timely manner. As a result of such untimely filing, the Company may not currently use Form S-3 to register its shares of Common Stock, and the Company thus filed a request for withdrawal of the Registration Statement with the Securities and Exchange Commission on June 28, 1999.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 WITH THREE MONTHS ENDED JUNE 30, 1998

        Overall revenue increased $7,000, or 0.6%, to $1,067,000 for the three months ended June 30, 1999 from $1,061,000 for the three months ended June 30, 1998. The net increase in revenue was due primarily to the following:

        a) Licensing of the N-Viro Process, including territory fees, earned the Company $75,000 for the quarter, a decrease of $125,000 from the same period in 1998;

        b) The Company's processing revenue, including facility management revenue, showed a net increase of $86,000 over the same period ended in 1998;

        c) Research and development revenue increased $72,000 from the same period ended in 1998;

        d) Testing income decreased $4,000 from the same period ended in 1998; and,

        e) Commission income decreased $22,000 from the same period ended June 30, 1998.

        Gross profit decreased $57,000, or 9%, to $546,000 for the three months ended June 30, 1999 from $603,000 for the three months ended June 30, 1998. This decrease in gross profit was primarily a result of the decrease in territory and license fee revenue, which have no associated cost of revenue, and an increase in product shipping and storage, and, direct payroll costs in generating the processing and facility management revenue. The gross profit margin decreased to 51% from 57% for the same three month comparison.

        Selling, general and administrative expenses decreased $99,000, or 18%, to $456,000 for the three months ended June 30, 1999 from $555,000 for the three months ended June 30, 1998. The decrease was primarily due to a net decrease in administrative overhead of $70,000 and a decrease in outside professional fees of $29,000.

        As a result of the foregoing factors, the Company recorded operating income of $90,000 for the three months ended June 30, 1999 compared to $48,000 for the three months ended June 30, 1998.

        For the quarters ended June 30, 1999 and 1998, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 WITH SIX MONTHS ENDED JUNE 30, 1998

        Overall revenue decreased $47,000, or 2.3%, to $2,046,000 for the six months ended June 30, 1999 from $2,093,000 for the six months ended June 30, 1998. The net decrease in revenue was due primarily to the following:

        a) Licensing of the N-Viro Process, including territory fees, earned the Company $75,000 for the quarter, a decrease of $275,000 from the same period in 1998;

        b) The Company's processing revenue, including facility management revenue, showed a net increase of $160,000 over the same period ended in 1998;

        c) Research and development revenue increased $93,000 from the same period ended in 1998;

        d) Testing income increased $6,000 from the same period ended in 1998; and,

        e) Commission income decreased $31,000 from the same period ended June 30, 1998.

        Gross profit decreased $134,000, or 11%, to $1,039,000 for the six months ended June 30, 1999 from $1,173,000 for the six months ended June 30, 1998. This decrease in gross profit was primarily a result of the decrease in territory and license fee revenue, which have no associated cost of revenue, and an increase in product shipping and storage, and, direct payroll costs in generating the processing and facility management revenue. The gross profit margin decreased to 51% from 56% for the same six month comparison.

        Selling, general and administrative expenses decreased $118,000, or 11%, to $925,000 for the six months ended June 30, 1999 from $1,043,000 for the six months ended June 30, 1998. The decrease was primarily due to a net decrease in administrative overhead of $86,000 and outside professional fees of $32,000.

        As a result of the foregoing factors, the Company recorded operating income of $114,000 for the six months ended June 30, 1999 compared to $130,000 for the six months ended June 30, 1998.

        For the quarters ended June 30, 1999 and 1998, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $540,000 at June 30, 1999, compared to working capital of $404,000 at December 31, 1998. Current assets at June 30, 1999 included cash and investments of $534,000, which is an increase of $211,000 from December 31, 1998. The increase in working capital was principally due to the income from operations for the six months ended.

         In 1999 the Company's operating cash flow has continued to be positive, and the Company improved its payments to unsecured trade vendors. The Company maintains a $250,000 certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

        In 1997 the Company obtained a working capital line of credit of $200,000. In the third quarter of 1998 the line was increased to $500,000. Borrowings against the line bear interest at prime minus .50% for amounts borrowed up to $250,000, and prime plus 1% on the excess amount borrowed over $250,000. This debt is collateralized by a certificate of deposit with the lender of $250,000, accounts receivable, inventories and equipment, and are due on demand. Also, the Company must maintain certain financial covenants. In April, 1999, the bank waived a violation of a financial covenant in light of the Company's net loss for the year ended December 31, 1998. In exchange, the Company has agreed to not borrow more than $350,000 outstanding at any one time, until further notice. The Company expects this borrowing limitation to be lifted before the end of 1999. The balance owed on the line of credit at June 30, 1999 was $-0-.

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

           The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended June 30, 1999 and 1998 (dollars in thousands).

                                              Management        Domestic         Foreign             Total
                                              Operations       Operations       Operations
                                            ----------------  -------------   ---------------   -----------------
                                                                            1999
                                            ---------------------------------------------------------------------
         Revenues                               $       403    $       641      $         34      $        1,078
         Cost of revenues                               281            240               -0-                 521
         Segment profits                                122            401                34                 546
         Identifiable assets                             75            261               -0-                 336
         Depreciation                                     3             10               -0-                  13


                                                                            1998
                                            ---------------------------------------------------------------------
         Revenues                               $       306    $       717      $         38      $        1,061
         Cost of revenues                               190            268               -0-                 458
         Segment profits                                116            449                38                 603
         Identifiable assets                             83            220               -0-                 303
         Depreciation                                     3              8               -0-                  11


A reconciliation of total segment revenues, cost of revenues, and segment profits sales to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended June 30, 1999 and 1998 is as follows (dollars in thousands):

                                                            1999          1998
                                                          -------       -------
Revenues
   Total revenues for reportable segments                 $ 1,078       $ 1,061
                                                          =======       =======

Cost of revenues:
   Total cost of revenues for reportable segments         $   521       $   458
   Other                                                      -0-           -0-
                                                          -------       -------
        Consolidated cost of revenues                     $   521       $   458
                                                          =======       =======

Segment profits:
   Segment profits for reportable segments                $   546       $   603
   Corporate selling, general, and adminis-
     trative expenses                                        (456)         (555)
   Other income (expense)                                      (6)           (4)
                                                          -------       -------
        Consolidated EBIT                                 $    84       $    44
                                                          =======       =======

Depreciation and amortization:
   Depreciation for reportable segments                   $    13       $    11
   Corporate depreciation and amortization                     22            22
                                                          -------       -------
        Consolidated depreciation                         $    35       $    33
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

          CURRENT STATUS

         The Company has approximately 20 computers in use or available for use, all connected via a LAN. Of these, all but four are run under Macintosh operating systems, which do not have a Y2K problem. The other four are Windows 95 (2) or Windows 98 (2) operating systems, the latter two support the financial accounting and financial administration of the Company. All are important to the administration and maintenance related to our direct N-Viro product support activities, and support our sales and marketing department and other company services and internal administrative functions. As of June 30, 1999, the Company has completed 100% of the assessment, 100% of the repair and 100% of the application testing. All are Y2K compliant.

         The Company WAN helps provide quality service to the Company's customers. All of the boxes, switches, routers and network control points have been assessed: 100% are Y2K compliant. Additional Y2K testing will be conducted to independently verify supplier claims of compliance. At June 30, 1999, the assessment of the supplier applications was 100% complete.

         With respect to customer and supplier (third party) assessment, letters have been sent to about 400 companies to request information on their Y2K plans and targets for compliance. The Company has identified no existing types of third party interfaces. At June 30, 1999, the Company received approximately 20% of third party requests and approximately 100% of these indicated they were or expected to be Y2K compliant. The Company expects to receive Y2K certification for third parties by October 15, 1999, with 100% expected to be compliant by December 31, 1999.

         The non-information technology infrastructure focuses on the utilities-based systems (e.g., electric) that support the computer systems, as well as the need to continue security and operations. The effort to date for Y2K compliance within the non-IT infrastructure is in inventory and assessment. At June 30, 1999, approximately 25% of all sites completed inventory, 25% completed assessment and 25% are Y2K compliant. The Company expects to complete the remaining sites by late Fall 1999.

         COSTS

         The Company has expended approximately $7,000 since inception in late 1997 on the Y2K project. Total costs for the quarter ended June 30, 1999 were $-0-. The Company anticipates the total cost of the project to be approximately $10,000 through December of 1999, which includes approximately $7,000 of capitalized fixed assets and $3,000 of additional assessment and compliance costs.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of N-Viro International Corporation was duly called and held on May 13, 1999 in Toledo, Ohio. Proxies for the meeting were solicited on behalf of the Company's management and Board of Directors pursuant to Regulation 14A of the General Rules and Regulations of the Commission. There was no solicitation in opposition to the management's nominees for election as directors as listed in the Proxy Statement, and all such nominees were elected.

         Votes were cast at the meeting upon the proposals described in the Proxy Statement for the meeting (filed with the Commission pursuant to Regulation 14A and incorporated herein by reference) as follows:

         Proposal #1 - The election of four directors:

                              --------------------------- ------------------- ------------------- -------------------
                                       Nominee                    For             Against             Abstain
                              --------------------------- ------------------- ------------------- -------------------
                              Wallace G. Irmscher                1,821,176        19,837                 -0-
                              --------------------------- ------------------- ------------------- -------------------
                              Charles B. Kaiser, Jr.             1,821,226        19,787                 -0-
                              --------------------------- ------------------- ------------------- -------------------
                              Frederick H. Kurtz                 1,820,976        20,037                 -0-
                              --------------------------- ------------------- ------------------- -------------------
                              Daniel J. Haslinger                1,837,251         3,762                 -0-
                              --------------------------- ------------------- ------------------- -------------------

         Proposal #2 - The ratification of the appointment of McGladrey & Pullen as independent auditors for the fiscal year 1999:

                              --------------------------- -------------------
                              For                                  1,824,051
                              --------------------------- -------------------
                              Against                                 16,575
                              --------------------------- -------------------
                              Abstain                                    387
                              --------------------------- -------------------


ITEM 5.  OTHER INFORMATION

        (a)           None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
                      27    Financial Data Schedule

        (b) Reports on Form 8-K:
                        A Form 8-K was filed on May 3, 1999, regarding the execution of a Subscription Agreement from the Cooke Family Trust to issue 100,000 shares of unregistered common stock.

                        N-VIRO INTERNATIONAL CORPORATION




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         N-VIRO INTERNATIONAL CORPORATION





Date:       August 16, 1999         /s/  J. Patrick Nicholson
         ------------------------   -------------------------
                                    J. Patrick Nicholson
                                    Chairman, President and Chief
                                     Executive Officer
                                    (Principal Executive Officer)




Date:       August 16, 1999        /s/  James K. McHugh
         ------------------------   -------------------------
                                   James K. McHugh
                                   Chief Financial Officer
                                   (Principal Financial & Accounting Officer)