Form 10-Q
period 1999-09-30
N-VIRO INTERNATIONAL CORP
filed 1999-11-12
CIK 904896

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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
                                                       ------     ------

     As of November 8, 1999, 2,685,733 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30                          September 30

                                          -----------------------------------------------------------------------------
                                                 1999               1998                1999               1998
                                          -----------------------------------------------------------------------------

Revenues                                         $ 1,354,159          $  873,099        $ 3,482,096        $ 2,966,393

Cost of revenues                                     593,569             467,253          1,683,144          1,387,726
                                          -----------------------------------------------------------------------------

Gross profit                                         760,590             405,846          1,798,952          1,578,667

Selling, general & administrative
     expenses                                        466,277             596,611          1,390,642          1,639,569
                                          -----------------------------------------------------------------------------

Operating income                                     294,313           (190,765)            408,310           (60,902)

Nonoperating income (expense):
     Interest income (expense), net                    5,015               2,185              8,976            (6,891)
     Equity in losses of Joint venture                (2,203)            (43,605)           (23,965)          (53,127)
     Miscellaneous income (exp.)                           -               (118)                  -              (118)
                                          -----------------------------------------------------------------------------

Income before income tax
     (credits)                                       297,125           (232,303)            393,321          (121,038)

Federal and state income tax
     (credits)                                             -                   -                  -                  -
                                          -----------------------------------------------------------------------------

Net income                                       $   297,125        $  (232,303)         $  393,321       $  (121,038)
                                          =============================================================================


Basic and diluted earnings per
     Share                                        $     0.11          $   (0.09)          $    0.15         $   (0.05)
                                          =============================================================================

Weighted average common
     Shares outstanding                            2,611,092           2,469,168          2,552,344          2,459,043
                                          =============================================================================


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,       December 31,
                                                                       1999              1998
ASSETS                                                             (Unaudited)         (Audited)
                                                                ---------------     ---------------
Current Assets
       Cash and cash equivalents                                  $    358,852        $    322,827
       Securities available-for-sale                                     1,660               1,401
       Trade receivables                                               963,387             802,913
       Notes receivable                                                318,482             197,839
       Related party receivables                                        47,785              46,790
       Prepaid expenses and other assets                                93,576              81,644
                                                                ---------------     ---------------

                                           Total current assets      1,783,742           1,453,414

Property and Equipment                                                 498,419             577,116

Investment in Florida N-Viro, L.P.                                     836,045             852,510

Deferred Tax Assets                                                    312,000             312,000

Intangibles and Other Assets                                           937,394             588,312
                                                                ---------------     ---------------

TOTAL ASSETS                                                     $   4,367,600       $   3,783,352
                                                                ===============     ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term debt                       $     80,391        $     93,640
       Accounts payable                                                567,718             729,427
       Accrued expenses                                                267,797             226,790
                                                                ---------------     ---------------

                                      Total current liabilities        915,906           1,049,857
                                                                ---------------     ---------------

Long-Term Debt, less current maturities                                146,530              67,547
                                                                ---------------     ---------------

Stockholders' Equity
       Common stock, $.01 par value; authorized
          7,000,000 shares; issued 2,685,733                            26,858              28,298
       Additional paid-in capital                                   13,379,846          13,632,425
       Retained earnings (deficit)                                 (9,483,563)         (9,876,798)
                                                                ---------------     ---------------
                                                                     3,923,141           3,783,925
       Less treasury stock, at cost, 57,250 shares                     617,977           1,117,977
                                                                ---------------     ---------------
                                                                     3,305,164           2,665,948
                                                                ---------------     ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $   4,367,600       $   3,783,352
                                                                ===============     ===============


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                              ------------------------------------
                                                                                  1999                    1998
                                                                              ------------            ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $   152,481             $   488,621

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for intangibles and other assets                               (178,340)                (20,826)
     Expenditures for property and equipment                                       (3,851)                (62,537)
     Expenditures for marketable securities                                              -                 (2,150)
     Proceeds from sale of property and equipment                                        -                       -
                                                                               -----------             -----------

NET CASH USED BY INVESTING ACTIVITIES                                            (182,191)                (85,513)

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                                                (109,265)                (66,233)
     Borrowings under long-term obligations                                        175,000                       -
     Net borrowings (repayments) on revolving credit agreement                           -                (95,000)
                                                                               -----------             -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    65,735               (161,233)
                                                                               -----------             -----------

NET INCREASE IN CASH                                                                36,025                 241,875

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   322,827                  31,677
                                                                               -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   358,852             $   273,552
                                                                               ===========             ===========


                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results of operations for the year ended December 31, 1999. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1998.

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

        The financial statements are consolidated as of September 30, 1999 and December 31, 1998 for the Company. Adjustments have been made to eliminate all intercompany transactions.

2.  RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $45,000 for the nine months ended September 30, 1999, and $90,000 for the nine months ended September 30, 1998 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.  CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,812. The lease expires in December 2002. The total minimum rental commitment at September 30, 1999 is $188,564. The total rental expense included in the statements of operations for the periods ended September 30, 1999 and 1998 is approximately $43,300 and $42,000, respectively.

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

        Total revenues were $1,354,000 for the quarter ended September 30, 1999 compared to $873,000 for the same period of 1998. The net increase in revenue is due primarily to an increase in site license, territorial, research and development, facility management and product revenue, partially offset by a decrease in alkaline admixture revenue. The Company increased its cost of revenues for the same period of 1999. The increase in cost of revenues was due primarily to the increase in costs for commissions on the site licenses sold and expenses relating to the research and development revenue. As a result, the gross profit percentage increased to 56% from 46% for the quarters ended September 30, 1999 and 1998. Selling, general and administrative costs decreased for the comparative period, and losses in the equity of a joint venture decreased for the same period of 1999. These changes collectively resulted in net income of $297,000 for the quarter ended September 30, 1999 compared to a loss of $232,000 for the quarter ended September 30, 1998.

         On June 1, 1998, the Company filed a registration statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission for the registration of certain shares of Common Stock of the Company then held by Heartland Limited Partnership I ("Heartland"). These shares were subsequently assigned to an affiliate of Heartland. The Company's audited financial statements were not available as of the deadline for filing the Company's Form 10-K for the year ended December 31, 1998, and the Form 10-K was correspondingly not filed in a timely manner. As a result of such untimely filing, the Company may not currently use Form S-3 to register its shares of Common Stock, and the Company thus filed a request for withdrawal of the Registration Statement with the Securities and Exchange Commission on June 28, 1999, which request was subsequently granted.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

        Overall revenue increased $481,000, or 55%, to $1,354,000 for the three months ended September 30, 1999 from $873,000 for the three months ended September 30, 1998. The net increase in revenue was due primarily to the following:

          a) Licensing of the N-Viro Process, including territory fees, earned the Company $407,000 for the quarter, an increase of $407,000 from the same period in 1998;

          b) Research and development revenue increased $60,000 from the same period ended in 1998;

          c) The Company's processing revenue, including facility management revenue, showed a net increase of $10,000 over the same period ended in 1998;

          d) Testing income decreased $2,000 from the same period ended in 1998; and,

          e) Commission income increased $6,000 from the same period ended September 30, 1998.

        Gross profit increased $355,000, or 87%, to $761,000 for the three months ended September 30, 1999 from $406,000 for the three months ended September 30, 1998. This increase in gross profit was primarily a result of the increase in license fee and territory revenue, which have a lower associated cost of revenue as a percentage than other types of revenue, partially offset by an increase in subcontract and consulting fees in generating the research and development revenue, which have a higher associated cost of revenue as a percentage than other types of revenue. The gross profit margin increased to 56% from 46% for the same three month comparison.

        Selling, general and administrative expenses decreased $130,000, or 22%, to $466,000 for the three months ended September 30, 1999 from $597,000 for the three months ended September 30, 1998. The decrease was primarily due to a net decrease in administrative overhead of $68,000 and a decrease in outside professional fees of $62,000.

        As a result of the foregoing factors, the Company recorded operating income of $294,000 for the three months ended September 30, 1999 compared to an operating loss of $191,000 for the three months ended September 30, 1998.

        For the quarters ended September 30, 1999 and 1998, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

        Overall revenue increased $516,000, or 17%, to $3,482,000 for the nine months ended September 30, 1999 from $2,966,000 for the nine months ended September 30, 1998. The net increase in revenue was due primarily to the following:

          a) Research and development revenue increased $236,000 from the same period ended in 1998;

          b) Licensing of the N-Viro Process, including territory fees, earned the Company $482,000 for the period, an increase of $132,000 from the same period in 1998;

          c) The Company's processing revenue, including facility management revenue, showed a net increase of $169,000 over the same period ended in 1998;

          d) Testing income increased $5,000 from the same period ended in 1998; and,

          e) Commission income decreased $25,000 from the same period ended September 30, 1998.

        Gross profit increased $220,000, or 14%, to $1,799,000 for the nine months ended September 30, 1999 from $1,579,000 for the nine months ended September 30, 1998. This increase in gross profit was primarily a result of the increase in license fee and territory revenue, which have a lower associated cost of revenue as a percentage than other types of revenue, offset by increases in subcontract and consulting fees in generating the research and development revenue, and, an increase in product shipping and direct payroll costs in generating the facility management revenue, all of which have a higher associated cost of revenue than license fee and territory revenue. The gross profit margin decreased to 52% from 53% for the same nine month comparison.

        Selling, general and administrative expenses decreased $249,000, or 15%, to $1,391,000 for the nine months ended September 30, 1999 from $1,640,000 for the nine months ended September 30, 1998. The decrease was primarily due to a net decrease in administrative overhead of $136,000 and outside professional fees of $113,000.

        As a result of the foregoing factors, the Company recorded operating income of $408,000 for the nine months ended September 30, 1999 compared to an operating loss of $61,000 for the nine months ended September 30, 1998.

        For the nine months ended September 30, 1999 and 1998, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $868,000 at September 30, 1999, compared to working capital of $404,000 at December 31, 1998. Current assets at September 30, 1999 included cash and investments of $360,000, which is an increase of $36,000 from December 31, 1998. The increase in working capital was principally due to the income from operations for the nine months ended.

         In 1999 the Company's operating cash flow has continued to be positive, and the Company improved its payments to unsecured trade vendors. The Company maintains a $250,000 certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

        In 1997 the Company obtained a working capital line of credit of $200,000. In the third quarter of 1998 the line was increased to $500,000. Borrowings against the line bear interest at prime minus .50% for amounts borrowed up to $250,000, and prime plus 1% on the excess amount borrowed over $250,000. This debt is collateralized by a certificate of deposit with the lender of $250,000, accounts receivable, inventories and equipment, and are due on demand. Also, the Company must maintain certain financial covenants. In April, 1999, the bank waived a violation of a financial covenant in light of the Company's net loss for the year ended December 31, 1998. In exchange, the Company has agreed to not borrow more than $350,000 outstanding at any one time, until further notice. The Company expects this borrowing limitation to be lifted before the end of 1999. The balance owed on the line of credit at September 30, 1999 was $-0-.

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

           The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended September 30, 1999 and 1998 (dollars in thousands).

                                              Management        Domestic         Foreign
                                              Operations       Operations       Operations           Total
                                            ----------------  -------------   ---------------   -----------------
                                                                            1999
                                            ---------------------------------------------------------------------
        Revenues                                $       429    $       869      $         56      $        1,354
        Cost of revenues                                283            310               -0-                 593
        Segment profits                                 146            559                56                 761
        Identifiable assets                              76            261               -0-                 337
        Depreciation                                      3             12               -0-                  15

                                                                            1998
                                            ---------------------------------------------------------------------
        Revenues                                $       389    $       446      $         38      $          873
        Cost of revenues                                287            180               -0-                 467
        Segment profits                                 102            266                38                 406
        Identifiable assets                              83            220               -0-                 303
        Depreciation                                      3              9               -0-                  12


A reconciliation of total segment revenues, cost of revenues, and segment profits sales to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended September 30, 1999 and 1998 is as follows (dollars in thousands):

                                                                      1999            1998
                                                                     -------         -------
        Revenues
           Total revenues for reportable segments                    $ 1,354         $   873
                                                                     =======         =======
        Cost of revenues:
           Total cost of revenues for reportable segments            $   593         $   467
           Other                                                         -0-             -0-
                                                                     -------         -------
                Consolidated cost of revenues                        $   593         $   467
                                                                     =======         =======
        Segment profits:
           Segment profits for reportable segments                   $   761         $   406
           Corporate selling, general, and adminis-
             trative expenses                                          (466)           (597)
           Other income (expense)                                          3            (41)
                                                                     -------         -------
                Consolidated EBIT                                    $   297         $ (232)
                                                                     =======         =======
        Depreciation and amortization:
           Depreciation for reportable segments                      $    15         $    12
           Corporate depreciation and amortization                        23              26
                                                                     -------         -------
                Consolidated depreciation                            $    38         $    38
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

        N-Viro's Y2K Program is focused on four inter-related categories which are crucial to maintaining uninterrupted service to our customers: the Company local area network (LAN) and wide-area network (WAN), software applications, and the external hardware that supports the applications. Additionally, the Company will include an assessment of its non-computer based equipment and office infrastructure, which is less significant to serving the needs of the Company's customers. The milestones within each category are: assessment, repair, testing and approval. The Company has completed all phases of all systems affecting the Company.

         CURRENT STATUS

         The Company has approximately 20 computers in use or available for use, all connected via a LAN. Of these, all but three are run under Macintosh operating systems, which do not have a Y2K problem. The other three are Windows 98 operating systems, all supporting the financial accounting and financial administration of the Company. All are important to the administration and maintenance related to our direct N-Viro product support activities, and support our sales and marketing department and other company services and internal administrative functions. As of September 30, 1999, the Company has completed 100% of the assessment, 100% of the repair and 100% of the application testing. All are Y2K compliant.

         The Company WAN helps provide quality service to the Company's customers. All of the boxes, switches, routers and network control points have been assessed: 100% are Y2K compliant. Additional Y2K testing will be conducted to independently verify supplier claims of compliance. At September 30, 1999, the assessment of the supplier applications was 100% complete.

         With respect to customer and supplier (third party) assessment, letters have been sent to about 400 companies to request information on their Y2K plans and targets for compliance. The Company has identified no existing types of third party interfaces. At September 30, 1999, the Company received approximately 50% of third party requests and approximately 100% of these indicated they were or expected to be Y2K compliant. The Company expects to receive all remaining Y2K certifications for third parties by December 15, 1999, with 100% expected to be compliant by December 31, 1999.

         The non-information technology infrastructure focuses on the utilities-based systems (e.g., electric) that support the computer systems, as well as the need to continue security and operations. The effort to date for Y2K compliance within the non-IT infrastructure is in inventory and assessment. At September 30, 1999, 100% of all sites completed inventory, 90% completed assessment and of those, 100% are Y2K compliant. The Company expects to complete the remaining site by November 30, 1999.

         COSTS

         The Company has expended approximately $7,000 since inception in late 1997 on the Y2K project. Total costs for the quarter ended September 30, 1999 were $-0-. The Company anticipates the total cost of the project to be approximately $10,000 through December of 1999, which includes approximately $7,000 of capitalized fixed assets and $3,000 of additional assessment and compliance costs.

        CONTINGENCY PLANS

        The Company is in the process of establishing Y2K contingency plans, which include the following:

o Data retention and recovery procedures to be in place for customer and business data to provide pre-millennium backups with on-site (primary backup) and off-site (2nd backup) data copies.

o Alternative processes to be developed to support all customer functions in the event information systems or mechanical processes experience disruptions.

o Alternative suppliers and plans to be in place for third-party products/services that do not meet Y2K compliance commitment schedules.

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

                  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

                  On November 9, 1999, at a meeting of the Board of Directors, Hausser + Taylor, LLP, was approved as the Registrant's newly engaged certifying independent accountant for the fiscal year ending December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
                 27       Financial Data Schedule

        (b)  Reports on Form 8-K:

                        A Form 8-K was filed on July 1, 1999, regarding the execution of an Employment Agreement with a Company insider.

                        A Form 8-K was filed on September 16, 1999, regarding the execution of a sludge management contract with the City of Toledo, Ohio.

                        A Form 8-K was filed September 27, 1999, regarding the resignation of McGladrey & Pullen, LLP, as the Company's certifying accountant.

                        A Form 8-K/A was filed September 29, 1999, amending the Form 8-K filed September 27, 1999, regarding the resignation of McGladrey & Pullen, LLP, as the Company's certifying accountant.

                        N-VIRO INTERNATIONAL CORPORATION

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        N-VIRO INTERNATIONAL CORPORATION


Date:       November 11, 1999           /S/  J. Patrick Nicholson
      -----------------------------     ---------------------------------------
                                        J. Patrick Nicholson
                                        Chairman, President and Chief Executive
                                        Officer (Principal Executive Officer)


Date:       November 11, 1999           /S/  James K. McHugh
      -----------------------------     ---------------------------------------
                                        James K. McHugh
                                        Chief Financial Officer
                                        (Principal Financial & Accounting
                                        Officer)