Form 10-K
period 1999-12-31
N-VIRO INTERNATIONAL CORP
filed 2000-04-07
CIK 904896

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (419) 535-6374
                                ----------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $.01 per share

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ____

                  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of registrant's Common Stock in the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") as of March 24, 2000, was approximately $8,755,000.

                  The number of shares of Common Stock of the registrant outstanding as of March 24, 2000, was 2,632,483.

                       DOCUMENTS INCORPORATED BY REFERENCE
                  Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held May 11, 2000 are incorporated by reference into Part III.

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


================================================================================

                                      INDEX


                                                                                                  PAGE
                                                                                                  ----
                                     PART I

             Item 1.             Business                                                           2

             Item 2.             Properties                                                        10

             Item 3.             Legal Proceedings                                                 11

             Item 4.             Submission of Matters to a Vote of Security                       11
                                 Holders

                                     PART II

             Item 5.             Market for Registrant's Common Equity and                         12
                                 Related Stockholder Matters

             Item 6.             Selected Financial Data                                           12

             Item 7.             Management's Discussion and Analysis of                           13
                                 Financial Condition and Results of Operations

             Item 7A.            Quantitative and Qualitative Disclosures                          19
                                 About Market Risk

             Item 8.             Financial Statements and Supplementary Data                       20

             Item 9.             Changes in and Disagreements with Accountants                     21
                                 on Accounting and Financial Disclosure

                                    PART III

             Item 10.            Directors and Executive Officers of the                           21
                                 Registrant

             Item 11.            Executive Compensation                                            21

             Item 12.            Security Ownership of Certain Beneficial Owners                   21
                                 and Management

             Item 13.            Certain Relationships and Related Transactions                    21

                                     PART IV

             Item 14.            Exhibits, Financial Statement Schedules, and                      22
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

         The Company became a public company on October 12, 1993 with an initial public offering (the "IPO") of 2,000,000 shares of Common Stock at $9.50 per share. On October 19, 1993, the Partnership contributed to the Company all of its assets (except certain marketable securities and accounts receivable from certain related parties), subject to all liabilities (except certain retained liabilities), and the stockholders of the Combined Agents contributed to the Company all of the outstanding capital stock of such entities in exchange for a total of 6,000,000 shares of Common Stock of the Company and organization notes totalling $5,221,709 (including notes of $276,909 which resulted from a partial exercise of an over-allotment option). The organization notes were repaid out of the proceeds from the IPO. On November 10, 1993, an additional 112,000 shares were sold pursuant to the exercise by the Underwriters of their over-allotment option.

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

         In late 1995, the Company's business strategy changed from being a low cost provider of a process to marketing the N-Viro Process, which produces an "exceptional quality" sludge product, as defined in the Section 503 Sludge Regulations under the Clean Water Act of 1987 (the "Section 503 Sludge Regulations"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will build and operate the N-Viro facility. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludges generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis. There are currently over 75 wastewater treatment facilities throughout the world treating sludge using the N-Viro Process. The Company estimates that these facilities are treating and recycling sludge at an annualized rate of over 140,000 dry tons per year. There are several licensees not currently operating, including both international and domestic contractors or public generators, who are developing or designing site specific N-Viro facilities.

         Since 1995, the Company has marketed licenses for the use of the N-Viro Process through its own sales and marketing force in the United States in all 50 states and the District of Columbia and internationally throughout the world. In certain other parts of the world, the Company licenses the N-Viro Process through agents (the "Agents"). Typically, the agreements with the Agents provide for the Company to receive a portion of the up-front license fees and ongoing royalty fees paid by the licensees and a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro Soil(TM). Agents have total responsibility and control over the marketing and contracts for N-Viro technology subject only to license models or minimum agreements with the Company. The sales representative network is the key component of the Company's domestic sales strategy. The manufacturers representatives network was started by the Company after acquiring eight of eleven domestic agents. These representatives receive a commission on certain revenue.

         The Toledo, Ohio facility is managed by the Company through a "Contract Management Agreement" with the City of Toledo. Revenue from the Toledo operation accounts for about 35% of the Company's total revenue. The Company processes Toledo's bio-solids and sells the N-Viro Soil product. This contract with the City of Toledo was renewed in October, 1999, to extend through the year 2004 with a renewable option for an additional five years through 2009. Currently, the contract is in its twelfth year of operation. The relationship between the City of Toledo and the Company has been satisfactory.

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

         The Company is a distributor of alkaline admixture and is responsible for quality control of the admixture. The Company also works with established by-product marketers. The Company generally charges a mark-up over its cost for alkaline admixture sold directly by the Company.

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

RESEARCH AND DEVELOPMENT

         Research and development on the N-Viro Process is performed primarily by BioCheck Laboratories, Inc. ("BioCheck"), formerly a wholly-owned subsidiary of the Company. In 1999 the Company spent approximately $39,000 on testing of the process, and considers its relationship with BioCheck to be satisfactory.

         In 1999 the Company spent approximately $185,000 on research and patent development. Research and development on N-Viro Soil has been, to date, performed primarily by BioCheck and Dr. Terry J. Logan and his staff at The Ohio State University pursuant to a consulting arrangement with the Company. Through June 30, 1999, Dr. Logan acted as an independent consultant to the Company on a part-time basis and is a director of the Company. Effective July 1, 1999, Dr. Logan is employed with the Company as President and Chief Operating Officer.

         All participants on the Company's technology council, including Dr. Logan and the officers of BioCheck Laboratories, have contracts with the Company, protecting its rights.

         In addition, the United States Department of Agriculture (the "USDA") and the Ohio Coal Development Authority (the "OCDA") have provided substantial grants to N-Viro International, Rodale Institute, and Compost Council (USDA), and to BioCheck (OCDA), to demonstrate the effectiveness of compost and bio-mineral technology on manure (USDA) and ash utilization or bio-mineral processes (OCDA). These grants have funded approximately $323,000 in 1999 and $141,000 in 1998.

         The Company's initial pasteurization patents have over eight years of patent life remaining. Newer technologies for accelerated stabilization and use of carbon dioxide have a longer life cycle. Three patents, including patents regarding manure and pine technologies, were applied for in 1999 and are currently pending.

         The Company continues to investigate methods to shorten drying time, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several new developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by fixating carbon dioxide in the N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, the Company has developed a dryer system which will reduce processing time while continuing to permit the survival of beneficial microflora. Licensees of the Company began operating dryer facilities in Phillipsburg, New Jersey and Leamington, Ontario Canada in 1995. The Company's "BioBlend", which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, is expected to be fully integrated into Middlesex County operations in 2000.

         In late 1997, N-Viro was awarded a grant from USDA to build a pilot plant at Beltsville, Maryland, to demonstrate the ability of both old and new N-Viro technology to disinfect animal manure pathogens, fixate their metals, reduce their odors and most importantly, immobilize soluble nutrients to prevent water pollution. The facility was "on-line" in the summer of 1998. In August of 1999, this grant was extended through December, 2000 for a total commitment by the USDA of approximately $642,000.

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

         Prior to late 1995, the marketing and distribution territories were assigned specifically to divisions of the Company or to its Agents. The following table sets forth the Agents of the Company and the territorial rights of each Agent:

--------------------------------------------------------------------------------
                                   The Agents
--------------------------------------------------------------------------------

            Agent                                      Territory
--------------------------------------      ------------------------------------
  N-Viro Systems Canada, Inc................Canada
  Nesher Israel Cement, Ltd.................Israel
  Bio-Recycle Pty. Ltd......................Australia, New Zealand and Singapore

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

         In January, 2000, the Company acquired the territorial rights from ISG Resources, Inc. (parent company of N-Viro Resources, Inc.), for the states of Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, South Dakota and Wyoming. This territory was acquired by a termination of the existing agency agreement and concurrently executing an exclusive supply of alkaline materials with a competitive market cap.

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

         Sludge treatment alternatives other than disposal include processes, such as aerobic and anaerobic digestion and lime stabilization, that typically produce lower quality sludge products, and other processes, such as pelletization, composting, high heat lime sterilization and high heat en-vessel lime pasteurization, that produce "exceptional quality" sludge products. Some of these processes have established a significant market presence, and the Company cannot predict whether any of such competing treatment processes will be more or less successful than the N-Viro Process. In 1999, the primary competition to N-Viro technology was the dumping of raw sewage sludge in landfills. While such practices are prohibited in some states (e.g., North Carolina and New Jersey), the practice is accepted by the USEPA.

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

EMPLOYEES

         As of December 31, 1999, the Company had 17 employees in the following capacities: 7 engaged in sales and marketing; 5 in finance and administration; and 5 in operations. The Company considers its relationships with its employees to be satisfactory.

         The Company is a party to a collective bargaining agreement covering certain employees of National N-Viro Tech, Inc., a wholly-owned subsidiary of the Company. The employees that are covered by the collective bargaining agreement work at the Toledo, Ohio N-Viro facility which is operated by the Company on a contract management basis for the City of Toledo. These employees are members of the International Brotherhood of Teamsters, Chauffers, Warehouseman and Helpers Local Union No. 20, and the Company considers its relationships with the organization to be satisfactory. At present, the agreement expires October 31, 2004.

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

         As of December 31, 1999, there were more than 40 N-Viro facilities operating throughout the world. The sludge processing capacity of these facilities ranges from one to 160 dry tons per day. Based upon reports received from N-Viro facilities, the Company estimates they are processing wastewater sludge at an annualized rate of over 140,000 dry tons per year. The chart below summarizes the current annualized sludge processing volume for each of the ten largest N-Viro facilities through December 31, 1999.

     ---------------------------------------------------------------------------
                 Facility Location         proximate Sludge Processing Volume
                                                    (dry tons/year)
     ---------------------------------------------------------------------------
     Middlesex County, New Jersey                        56,600
     ---------------------------------------------------------------------------

     Phillipsburg, New Jersey                            25,000
     ---------------------------------------------------------------------------
     Syracuse, New York                                  10,200
     ---------------------------------------------------------------------------
     Wilmington, Delaware                                 9,200
     ---------------------------------------------------------------------------
     Toledo, Ohio                                         8,500
     ---------------------------------------------------------------------------
     Ft. Meade/Volusia Cty., Florida                      6,100
     ---------------------------------------------------------------------------
     Greenville, South Carolina                           4,000
     ---------------------------------------------------------------------------
     Anderson, Indiana                                    2,500
     ---------------------------------------------------------------------------
     Minneapolis, Minnesota                               2,000
     ---------------------------------------------------------------------------
     Bossier City, Lousiana                               1,900
     ---------------------------------------------------------------------------

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

         Currently, approximately 35% of the Company's revenue is from management fee operations, 62% from domestic licenses and agreements, and the remaining 3% from international sources. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of our business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 8 hereof.

         COMPETITION. We compete against companies in a highly competitive market and we have fewer resources than most of those companies. Our business competes within and outside the United States principally on the basis of the following factors:

-------------------------------------------------------------------------------------------------
      SEGMENT            Mgt. Fee Operations         Non-Mgt. Fee                  Non-Mgt. Fee
                                                   Operations- U.S.                Operations-
                                                                                  International
-------------------------------------------------------------------------------------------------
   COMPETITIVE FACTORS           Price                   Price                   Price
-------------------------------------------------------------------------------------------------
                              Reliability             Reputation          Product quality and
                                                                             specifications
-------------------------------------------------------------------------------------------------
                          Product quality and     Product quality and        Custom design
                            specifications          specifications
-------------------------------------------------------------------------------------------------
                           Responsiveness to       Technical support      Equipment financing
                               customer                                        assistance
-------------------------------------------------------------------------------------------------
                           Technical support         Custom design         Technical support
-------------------------------------------------------------------------------------------------
                              Reputation          Equipment financing          Reputation
                                                      assistance
-------------------------------------------------------------------------------------------------

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

         In early 1994 the Company purchased a site in Fort Meade, Florida to develop a Company-owned N-Viro processing facility. Construction was started at the site in late 1994 and the facility became operational in early 1995. In December 1995, the Company entered into a Memorandum of Understanding with VFL Technologies, Inc. to jointly own, through a limited liability partnership named Florida N-Viro, LLP ("Florida N-Viro"), the Fort Meade, Florida facility, beginning January 1, 1996. Under this agreement, the Company would contribute the property, plant and equipment to Florida N-Viro in return for approximately $1,000,000. Additionally, each partner would contribute $250,000 to Florida N-Viro for working capital and property improvements. The employees of Fort Meade would become employees of the new company, however, the purpose of this facility would remain essentially unchanged.

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

         Because of the joint development of early N-Viro patents with the Medical College of Ohio ("MCO"), in 1995 the Company and MCO agreed that the rights of MCO to any intellectual property of value to the Company which currently may be in development or patentable is equivalent to $46,500 for MCO's portion of royalties through the year ending December 31, 1999. The Company and MCO have also agreed that future claims to the N-Viro Soil process is only 1/4 of 1% of technical revenues. MCO rights to BioBlend and other new N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies.

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

         On February 15, 2000, Hydropress and the Company modified the March, 1999 agreement by agreeing to allow Hydropress to sell shares of the Company's stock before the eighteen-month period, in addition to increasing the maximum amount of shares it could sell without approval from the Company in any one month to 15,000 shares. In exchange, Hydropress released the Company from its minimum price guarantee obligations under the Settlement Agreement.

         On February 25, 2000, the Company filed with the United States District Court, Northern District of Ohio, Eastern Division, a Complaint for Patent Infringement and Jury Demand against the City of Warren, Ohio. The Company believes that the City of Warren has directly and willfully infringed on patents the Company owns, and is seeking judgements, an injunction and a recovery of damages asserted. To date the Company has not received a response from the City of Warren.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is listed in the Nasdaq Small Cap Market under the symbol "NVIC". The price range of the Common Stock in the Market since January 1, 1998, was as follows:

--------------------------------------------------------------------------------
             Quarter                                High                Low
--------------------------------------------------------------------------------
First 1998                                         2 & 1/2            1 7/8
--------------------------------------------------------------------------------
Second 1998                                        3 & 1/16             2
--------------------------------------------------------------------------------
Third 1998                                         3 & 1/2           1 & 7/8
--------------------------------------------------------------------------------
Fourth 1998                                        2 & 3/8           1 & 7/32
--------------------------------------------------------------------------------
First 1999                                        2 & 11/16          1 & 3/16
--------------------------------------------------------------------------------
Second 1999                                        2 & 3/4              2
--------------------------------------------------------------------------------
Third 1999                                         2 & 9/16          1 & 3/4
--------------------------------------------------------------------------------
Fourth 1999                                           2              1 & 1/4
--------------------------------------------------------------------------------

The Company's stock price closed at $4.5625 per share on March 24, 2000.

HOLDERS

         As of March 24, 2000, the number of holders of record of the Company's Common Stock was approximately 1,450.

DIVIDENDS

         The Company has never paid dividends with respect to its Common Stock.

UNREGISTERED SALES OF SECURITIES

         In March 1999 the Company reached an agreement with the Cooke Family Trust to issue 100,000 shares of Common Stock. See Notes to the Financial Statements contained in Item 8 hereof.

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

         The following selected consolidated statement of operations data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999; and the consolidated balance sheet data set forth below as of December 31, 1995, 1996, 1997, 1998 and 1999 respectively, have been derived from the financial statements of the Company which have been audited by McGladrey & Pullen, LLP, independent auditors for the years ending December 31, 1995, 1996, 1997 and

1998, and Hausser + Taylor, LLP, independent auditors for the year ended December 31, 1999. In the opinion of management, the financial data presented below reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

-------------------------------------------------------------------------------------------------------
                                        12/31/99     12/31/98     12/31/97     12/31/96      12/31/95
-------------------------------------------------------------------------------------------------------
Revenues                                 $4,749       $3,929       $4,053       $3,624        $5,214
-------------------------------------------------------------------------------------------------------
Net income (loss)                           471         (373)         534         (193)       (1,815)
-------------------------------------------------------------------------------------------------------
Net income (loss) per share (1)           $0.18       $(0.15)       $0.23       $(0.09)       $(0.89)
-------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA  (IN THOUSANDS):

------------------------------------------------------------------------------------------------------
                                        12/31/99     12/31/98     12/31/97      12/31/96     12/31/95
------------------------------------------------------------------------------------------------------
Total assets                             $4,772       $3,783       $4,423        $4,167       $5,062
------------------------------------------------------------------------------------------------------
Notes payable                              $352         $161         $278        $1,188       $1,540
------------------------------------------------------------------------------------------------------
Shareholder Advance                         $49          $47          n/a          $197          n/a
------------------------------------------------------------------------------------------------------

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

         The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) license and territory,
(ii) facility management and sludge processing, (iii) alkaline admixture, (iv) royalty and (v) other revenues:

                                                         FOR THE YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
                                                          1999               1998                1997
-------------------------------------------------------------------------------------------------------------
Facility management and sludge processing                 33.8%              36.0%              33.6%
-------------------------------------------------------------------------------------------------------------
Royalty                                                   13.9%              16.4%              17.5%
-------------------------------------------------------------------------------------------------------------
License and territory fees                                16.0%              11.0%              10.6%
-------------------------------------------------------------------------------------------------------------
Alkaline admixture                                        26.2%              29.6%              34.3%
-------------------------------------------------------------------------------------------------------------
Other                                                     10.1%               7.0%               4.0%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                            Totals       100.0%             100.0%             100.0%
-------------------------------------------------------------------------------------------------------------

         Facility management and sludge processing revenues are recognized under contracts where the Company itself utilizes the N-Viro Process to treat sludge, either pursuant to a fixed price contract or based on volumes of sludge processed. Royalty revenues represent ongoing amounts received from licensees for continued use of the N-Viro Process and are typically based on volumes of sludge processed. License and territory fees represent non-recurring payments for the right to use the N-Viro Process in a specified geographic area or at a particular N-Viro facility. The Company's policy is to record fully revenues payable pursuant to agency and license agreements when the Company has fulfilled substantially all of its obligations under the relevant contract, except when the license agreement pertains to a foreign contract. In this case revenue is recorded when cash is received and when the

Company has fulfilled substantially all of its obligations under the relevant contract. Alkaline admixture revenues represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by the Company and the Agents to N-Viro facilities. Other revenues represent: N-Viro Soil sales, research and development revenue, commissions earned on sales, rental of equipment to a licensee or agent, or testing income. N-Viro Soil sales are either through royalties from sales of N-Viro Soil sold by N-Viro facilities, or through sales of N-Viro Soil sold directly by the Company.

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

                                       --------------- ------------- --------------- ------------- ---------------
       (Dollars in thousands)            Year Ended     Period to      Year Ended     Period to      Year Ended
       ----------------------
                                        December 31,      Period      December 31,      Period      December 31,
                                            1999        Percentage        1998        Percentage        1997
                                                          Change                        Change
                                       --------------- ------------- --------------- ------------- ---------------
COMBINED STATEMENT OF
OPERATIONS DATA:

Revenues                                    $   4,750         20.9%        $  3,929         (3.0%)       $  4,052

Cost of revenues                                2,245         19.2%           1,883          3.0%           1,829
                                       ---------------               ---------------               ---------------

Gross profit                                    2,505         22.4%           2,046         (8.0%)          2,223

Operating expenses                              1,977        (17.2%)          2,386         24.1%           1,923
                                       ---------------               ---------------               ---------------

Operating income (loss)                           528       *                  (340)      *                   300

Non-operating income (expense)                    (57)      *                   (33)      *                   (78)
                                       ---------------               ---------------               ---------------

Income (loss) before income tax
credits                                           471       *                  (373)      *                   222
Federal and state income tax credits
                                                    0       *                     0       *                  (312)
                                       ---------------               ---------------               ---------------

Net income (loss)                             $   471       *             $    (373)      *              $    534
                                       ===============               ===============               ===============


PERCENTAGE OF REVENUES:

Revenues                                       100.0%                        100.0%                         100.0%

Cost of revenues                                 47.3                          47.9                          45.1
                                       ---------------               ---------------               ---------------

Gross profit                                     52.7                          52.1                          54.9

Operating expenses                               41.6                          60.7                          47.5
                                       ---------------               ---------------               ---------------

Operating income (loss)                          11.1                          (8.6)                          7.4

Non-operating income (expense)                   (1.2)                         (0.9)                         (1.9)
                                       ---------------               ---------------               ---------------

Income (loss) before income tax
credits                                           9.9                          (9.5)                          5.5
Federal and state income tax credits              0.0                           0.0                          (7.7)
                                       ---------------               ---------------               ---------------

Net income (loss)                                9.9%                          (9.5%)                        13.2%
                                       ===============               ===============               ===============

* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 WITH YEAR ENDED DECEMBER 31, 1998

         Revenues increased $820,000, or 21%, to $4,749,000 for the year ended December 31, 1999 from $3,929,000 for the year ended December 31, 1998. The increase in revenue was due to the following: revenues from one-time domestic license or international territory fees increased $326,000, to $759,000 for 1999 from $433,000 for 1998; revenues from existing on-line facilities increased $494,000 to $3,990,000 from $3,496,000 for 1998, primarily from an increase in management fee operations of $190,000 and an increase in revenue from research + development projects of $250,000. In 1999 the Company recorded approximately $100,000 in gross royalty revenue from our European licensee, N-Viro Worldwide.

         Gross Profit increased $459,000, or 22%, to $2,505,000 for the year ended December 31, 1999 from $2,046,000 for the year ended December 31, 1998. The increase in gross profit was primarily due to the increase in revenues from one-time domestic license or international territory fees. This revenue has a higher gross profit associated with them than other types of revenue. The overall gross profit margin increased slightly to 53% in 1999 from 52% for 1998. This increase in gross profit margin was primarily due to the increase in one-time fees, offset by the increase in management fee revenue which are at a lower gross profit margin. The gross profit margin from existing on-line facilities decreased slightly to 46% from 47% for 1998.

         Operating expenses decreased $410,000, or 17% to $1,976,000 for the year ended December 31, 1999 from $2,386,000 for the year ended December 31, 1998. The Company increased expenditures for salaries and employee benefits by $71,000, but decreased outlays for sales, promotion, administrative overhead and outside consultants expense totalling $235,000. Legal and other professional fees also decreased by approximately $100,000. Operating expenses were further reduced by a decrease in bad debt write-offs of $76,000. Finally, the Company had recognized a non-recurring expense of $73,000 in 1998 for the prior-year acquisition of its Eastern U.S. agency. The Company does not believe its decrease in operating expenses in 1999 will impede future sales of the N-Viro technology.

         Nonoperating income (expense) increased by $24,000 to an expense of $57,000 for the year ended December 31, 1999 from an expense of $33,000 for the year ended December 31, 1998. The increase was primarily due to interest income (expense), net decreasing by approximately $20,000 due to the increase in the level of outstanding draws on the working capital line of credit and a decrease in interest income on an investment. The loss in the equity of joint venture increased by approximately $4,000 to a loss of $69,000 in 1999. See the discussion below of the investment in the Ft. Meade, Florida operation.

         The Company recorded a deferred tax asset (credit) of $312,000 in 1997, to recognize the future tax benefit of a federal net operating loss carryforward to offset anticipated net income for years starting in 1998. The effective tax rate used was 39%. Realization of the asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. There was no additional income or expense recorded in 1999; however, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         The Company recorded net income of $471,000 for the year ended December 31, 1999 compared to a net loss of $373,000 for the year ended December 31, 1998.

         In early 1996 the Company completed the transfer of its interest in the Fort Meade, Florida facility. The Company incurred a loss of approximately $69,000 on its share of Florida N-Viro LLP in 1999, an increased loss of $4,000 from 1998. The Company, however, anticipates this operation to be profitable in 2000, as new contracts that were secured during 1999 and are generating net gross profit are recognized for a full year. In mid-1999, Florida N-Viro started up a new facility in Volusia County, Florida, and is currently planning on expanding the Ft. Meade, Florida operation to a new site. The audited financial statements of Florida N-Viro are included in this document after the Company's financial statements as Item 14(d), Financial Statements of Subsidiaries not Consolidated.


COMPARISON OF YEAR ENDED DECEMBER 31, 1998 WITH YEAR ENDED DECEMBER 31, 1997

         Revenues decreased $123,000, or 3%, to $3,929,000 for the year ended December 31, 1998 from $4,053,000 for the year ended December 31, 1997. The decrease in revenue was due to the following: revenues from one-time domestic license or international territory fees increased $5,000, to $433,000 for 1998 from $428,000 for 1997; revenues from existing on-line facilities decreased $129,000 to $3,496,000 from $3,625,000 for 1997, as a result of a decrease in royalty revenue from an existing licensee which expired in March, 1998. In 1998 the Company received approximately $100,000 in gross royalty revenue from our European licensee, N-Viro Worldwide. Management is optimistic that revenue in late 1998 will increase due to the successful completion of a sludge processing project for a sub-licensee in the United Kingdom.

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

         Operating expenses increased 24% to $2,386,000 for the year ended December 31, 1998 from $1,923,000 for the year ended December 31, 1997. In 1998, the Company increased its efforts to sell and promote the Company and its technology. The Company increased expenditures for salaries and employee benefits by $178,000, as well as increasing sales, promotion, administrative overhead and outside consultants expense totalling $176,000. Legal fees also increased by $60,000. Also in 1998, the Company increased its commitment to research and development efforts for $56,000, continuing its efforts to develop new and improve on existing technologies. Also contributing to the increase in 1998 was the Company recognizing an expense of approximately $73,000 relating to the 1994 acquisition of its Eastern U.S. agency held by Hydropress Environmental Services, Inc. See Notes to the Financial Statements contained in Item 8 hereof. These operating expenses were offset by a decrease in bad debt expense of $128,000, which was a receivable recorded by a subsidiary sold in 1996 and deemed uncollectible in 1997. The Company anticipates its increase in operating expense in 1998 will translate into increased sales of the N-Viro technology in the near future.

         Nonoperating income (expense) decreased by $45,000 to an expense of $33,000 for the year ended December 31, 1998 from an expense of $78,000 for the year ended December 31, 1997. The decrease was primarily interest income (expense), net increasing by approximately $65,000 due to the increase in interest income on an investment and a reduction in the level of outstanding draws on the working capital line of credit. The loss in the equity of joint venture increased by approximately $19,000 to a loss of $65,000 in 1998. See the discussion below of the investment in the Ft. Meade, Florida operation.

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

         Effective in 1998 the Company reached agreements with trade creditors to eliminate, in the aggregate, $170,375 of the Company's short-term debt in exchange for the Company's issuance and delivery to such creditors, in the aggregate, 74,000 shares of Common Stock. One trade creditor is a current member of the Board of Directors of the Company, Bobby Carroll, and one was a member at the time of the agreement, Frederick Kurtz. The number of shares of Common Stock issued to, and the corresponding amount of short-term debt forgiven by each creditor is set forth in the table below:

====================================================================================================================
 Date                       Creditor                  Amount of Canceled Debt       No. of Shares Issued in
Issued                                                                                      Exchange
--------------------------------------------------------------------------------------------------------------------
   5/12/98          Morgan, Lewis & Bockius                  $60,000                            20,000
--------------------------------------------------------------------------------------------------------------------
   9/23/98             Francis P. Bonner                     $ 6,750                             3,000
--------------------------------------------------------------------------------------------------------------------
   9/23/98       David Jenkins + Assoc., Inc.                $ 2,375                             1,000
--------------------------------------------------------------------------------------------------------------------
   9/23/98         Cannon Consultants, Inc.                  $11,250                             5,000
--------------------------------------------------------------------------------------------------------------------
   1/13/99             Bobby B. Carroll                      $60,000                            30,000
--------------------------------------------------------------------------------------------------------------------
   1/13/99            Frederick H. Kurtz                     $30,000                            15,000
====================================================================================================================

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $1,090,000 at December 31, 1999 compared to $404,000 at December 31, 1998, an increase of $686,000. Current assets at December 31, 1999 included cash and investments of $554,000, which is an increase of about $230,000 from December 31, 1998. The increase in working capital was principally due to the operating income for the year.

         In 1999 the Company's operating cash flow continued to be positive, and the Company improved its payments to unsecured trade vendors. No unusual cash transactions were recorded in 1999.

        In 1997 the Company obtained a working capital line of credit of $200,000. In the third quarter of 1998 the line was increased to $500,000. Borrowings against the line bear interest at prime minus .50% for amounts borrowed up to $250,000, and prime plus 1% on the excess amount borrowed over $250,000. This debt is collateralized by a certificate of deposit with the lender of $250,000, accounts receivable, inventories and equipment, and is due on demand. Also, the Company must maintain certain financial covenants. In April, 1999, the bank waived a violation of a financial covenant in light of the Company's net loss for the year ended December 31, 1998. In exchange, the Company agreed to not borrow more than $350,000 outstanding at any one time, until further notice.

        In April 2000, the Company renewed this agreement for a line of credit of $1 million, secured by a certificate of deposit with the lender of $400,000, with all other terms similar as agreed to in 1998. The Company is not in violation of any financial convenants contained in the agreement. The balance owed on the line of credit at December 31, 1999 was $-0-, and the Company has not borrowed on the line of credit since April, 1999.

        The normal collection terms for accounts receivable are approximately 60 days for a majority of the customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing.

        The Company believes that its working capital, together with the line of credit, will provide sufficient cash to meet the Company's cash requirements through 2000.

         As a result of the current market development and also due to a significant increase in public and private interest in the safe and responsible management of animal manure, a 1.5 billion ton market vs. a 40 million ton sewage sludge market in the USA, the Company is optimistic that 2000 and beyond will continue to see an increase in the sale and use of N-Viro technology. Moreover, public recognition (e.g., President's Commission on Food Safety) of the dangers of farm-derived pathogens in our food and water supply, and awareness of the highly negative impact of currently acceptable organic disposal practices on the ozone and global warming crisis, is creating renewed awareness of the long term ecological sustainability of N-Viro type concepts.

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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK

         As of December 31, 1999, the Company held $250,000 in a certificate of deposit with its bank. Market risk is considered to be low, with the potential for loss of earnings, value or other changes in interest rates to be immaterial to the Company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                           Page
                                                                                                           ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE
    FINANCIAL STATEMENTS                                                                                 F-3 - F-4

FINANCIAL STATEMENTS
    Consolidated balance sheets                                                                          F-5 - F-6
    Consolidated statements of operations                                                                      F-7
    Consolidated statements of stockholders' equity                                                            F-8
    Consolidated statements of cash flows                                                                      F-9
    Notes to consolidated financial statements                                                         F-10 - F-24

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON
    ACCOMPANYING INFORMATION                                                                           F-25 - F-26

ACCOMPANYING INFORMATION
    Schedule II - valuation and qualifying accounts and reserves                                              F-27

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors
N-Viro International Corporation
Toledo, Ohio


        We have audited the accompanying consolidated balance sheet of N-Viro International Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We did not audit the 1999 financial statements of Florida N-Viro, L.P., a limited partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 17% of total assets as of December 31, 1999 and the net loss of this partnership represents a 13% reduction of the net income (before such net loss) of the Company for the year ended December 31, 1999. The financial statements of this partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts and information relating to this partnership, is based solely on the reports of the other auditors.

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

        In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of N-Viro International Corporation and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                    /s/   HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 3, 2000, except for Note 11
    dated April 3, 2000

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Board of Directors
N-Viro International Corporation
Toledo, Ohio


        We have audited the accompanying consolidated balance sheet of N-Viro International Corporation as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                        /s/  McGLADREY & PULLEN, LLP



Elkhart, Indiana
March 5, 1999

                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998




                                                                     1999                    1998
                                                            -----------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $       552,846          $      322,827
   Securities available-for-sale                                             1,401                   1,401
   Receivables:
     Trade, net of allowance of $128,600                                 1,302,036                 802,913
     Notes and other, net of allowance of $330,980                         258,590                 197,839
     Related parties                                                        48,599                  46,790
   Prepaid expenses and other assets                                        72,260                  81,644
                                                            -----------------------------------------------
              Total current assets                                       2,235,732               1,453,414

PROPERTY AND EQUIPMENT                                                      596,060                577,116

INVESTMENT IN FLORIDA N-VIRO, L.P.                                          790,667                852,510

DEFERRED TAX ASSETS                                                         312,000                312,000

INTANGIBLE AND OTHER ASSETS                                                 837,414                588,312
                                                            -----------------------------------------------

                                                                   $      4,771,873        $     3,783,352
                                                            ===============================================






   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998



                                                                     1999                    1998
                                                            -----------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current maturities of long-term debt                         $       111,856           $      93,640
      Accounts payable                                                     707,324                 729,427
      Accrued liabilities                                                  326,740                 226,790
                                                            -----------------------------------------------
              Total current liabilities                                  1,145,920               1,049,857

LONG-TERM DEBT, LESS CURRENT MATURITIES                                    240,379                  67,547

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value
       Authorized - 7,000,000 shares
       Issued - 1999 - 2,688,133 shares; 1998 - 2,829,733
       shares                                                               26,882                  28,298
     Additional paid-in capital                                         13,382,093              13,632,425
     Retained earnings (deficit)                                        (9,405,424)             (9,876,798)
                                                            -----------------------------------------------
                                                                         4,003,551               3,783,925
     Less treasury stock, at cost, 57,250 shares in 1999
         and 307,250 shares in 1998                                        617,977               1,117,977
                                                            -----------------------------------------------
              Total stockholders' equity                                 3,385,574               2,665,948
                                                            -----------------------------------------------

                                                                  $      4,771,873        $      3,783,352
                                                            ===============================================




   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1999, 1998 and 1997



                                                                 1999            1998            1997
                                                            ------------------------------------------------
REVENUES                                                       $  4,749,427     $ 3,929,317     $ 4,052,648

COST OF REVENUES                                                  2,244,540       1,883,529       1,829,309
                                                            ------------------------------------------------

GROSS PROFIT                                                      2,504,887       2,045,788       2,223,339

OPERATING EXPENSES
   Selling, general and administrative                            1,928,154       2,327,575       1,920,563
   Research and development                                          48,298          58,478           2,714
                                                            ------------------------------------------------
                                                                  1,976,452       2,386,053       1,923,277
                                                            ------------------------------------------------

OPERATING INCOME (LOSS)                                             528,435       (340,265)         300,062

NONOPERATING INCOME (EXPENSE)
   Interest income (expense), net                                    12,283          32,372        (32,157)
   Equity in losses of joint venture                               (69,344)        (65,110)        (45,838)
                                                            ------------------------------------------------
                                                                   (57,061)        (32,738)        (77,995)
                                                            ------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX (CREDITS)                           471,374       (373,003)         222,067
   Federal and state income tax (credits)                             -               -           (312,000)
                                                            ------------------------------------------------

NET INCOME (LOSS)                                                $  471,374    $  (373,003)      $  534,067
                                                            ================================================


Basic and diluted earnings (loss) per share                       $    0.18     $    (0.15)       $    0.23
                                                            ================================================

Weighted average common shares outstanding                        2,563,121       2,463,667       2,274,134
                                                            ================================================



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years Ended December 31, 1999, 1998 and 1997


                                                                Additional        Retained
                                                 Common          Paid-in          Earnings           Treasury
                                                  Stock          Capital          (Deficit)            Stock             Total
                                            --------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996                  $     20,943      $ 12,048,455      $(10,037,862)     $   (617,977)     $  1,413,559
   Net income                                           -                 -           534,067                 -           534,067
   Issuance of common stock for
       relief of liabilities                        3,865           805,635                 -                 -           809,500
   Proceeds from sale of common
       stock, net of expenses of $25,414            2,000           322,587                 -                 -           324,587
   Issuance of common stock for
       business combination                           750           177,375                 -                 -           178,125
   Purchase of treasury stock                           -                 -                 -          (500,000)         (500,000)
   Other                                                -             5,500                 -                 -             5,500
                                            --------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                        27,558        13,359,552        (9,503,795)       (1,117,977)        2,765,338
   Net loss                                             -                 -          (373,003)                -          (373,003)
   Issuance of common stock for
       fees and services                              740           217,031                 -                 -           217,771
   Other                                                -            55,842                 -                 -            55,842
                                            --------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                        28,298        13,632,425        (9,876,798)       (1,117,977)        2,665,948
   Net income                                           -                 -           471,374                 -           471,374
   Issuance of common stock for
       fees and services                               84            11,766                 -                 -            11,850
   Sale of common stock, net of
       expenses of $1,288                           1,000           197,712                 -                 -           198,712
   Retirement of treasury stock                    (2,500)         (497,500)                -           500,000                 -
   Other                                                -            37,690                 -                 -            37,690
                                            --------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                  $     26,882      $ 13,382,093      $ (9,405,424)     $   (617,977)     $  3,385,574
                                            ======================================================================================



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997

                                                                        1999          1998           1997
                                                                   --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                 $ 471,374      $(373,003)     $ 534,067
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                  175,574        169,807        170,588
         Provision for bad debts                                              -         40,000        123,490
         Deferred income taxes                                                -              -       (312,000)
         Issuance of common stock and options for fees and
           services                                                      49,540        299,092              -
         Other                                                           72,234         63,596         47,316
         Increase in receivables                                       (616,721)       (21,007)      (482,939)
         Decrease in prepaid expenses and other assets                    9,384         10,416        133,537
         Increase (decrease) in accounts payable and accrued
           liabilities                                                   77,847       (329,891)        25,643
                                                                   --------------------------------------------
              Net cash provided by (used in) operating activities       239,232       (140,990)       239,702

CASH FLOWS FROM INVESTING ACTIVITIES
    Collection of contract receivable                                         -        671,521              -
    Purchase of property and equipment                                 (130,638)       (67,041)       (49,943)
    Advances to related parties                                          (1,809)       (46,790)             -
    Increase in notes receivable                                        (52,138)             -              -
    Collections on notes receivable                                     141,387        103,203              -
    Expenditures for intangible and other assets                        (63,275)       (21,139)       (53,294)
    Additional investment in Florida N-Viro, L.P.                        (7,500)             -              -
                                                                   --------------------------------------------
              Net cash (used in) provided by investing activities      (113,973)       639,754       (103,237)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (payments) on line of credit                               -       (120,000)       120,000
    Borrowings under long-term obligations                              161,127         67,000        102,296
    Principal payments on long-term obligations                        (105,079)      (129,135)      (433,786)
    Proceeds from sale of common stock                                   48,712              -        324,587
    Purchase of treasury stock                                                -              -       (500,000)
    Other                                                                     -        (25,479)             -
                                                                   --------------------------------------------
              Net cash provided by (used in) financing activities       104,760       (207,614)      (386,903)
                                                                   --------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                         230,019        291,150       (250,438)

CASH AND CASH EQUIVALENTS - BEGINNING                                   322,827         31,677        282,115
                                                                   --------------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                    $ 552,846      $ 322,827      $  31,677
                                                                   ============================================

   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.        OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A. Nature of Business - The Company owns and licenses the N-Viro Process, a patented technology to treat and recycle wastewater sludges and other bio-organic wastes, utilizing certain alkaline by-products. Revenue and the related accounts receivable are due from companies acting as independent agents or licensees, principally municipalities. Credit is generally granted on an unsecured basis. Periodic credit evaluations of customers are conducted and appropriate allowances are established.

       B. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       C. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

               The Company accounts for its investments in joint ventures under the equity method.

       D. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

       E. Cash and Cash Equivalents - The Company has cash on deposit in one financial institution which, at times, may be in excess of FDIC insurance limits.

               For purposes of the statements of cash flows, the Company considers all certificates of deposit with maturities of 90 days or less to be cash equivalents.

       F. Property and Equipment - Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are thirty-one years for leasehold improvements and five to fifteen years for equipment and furniture and fixtures. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

       G. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over 17 and 11 year periods, respectively. Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 1.        OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

       H. Revenue Recognition - Facility management revenue, sludge processing revenue, and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

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

       I. Earnings (Loss) Per Common Share - Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. The effects of the stock options were to increase the weighted average number of shares by 9,804 for the year ended December 31, 1999 and 6,346 for the year ended December 31, 1997. For the year ended December 31, 1998, the amounts are excluded from the dilutive per share calculation because they would be antidilutive.

       J. New Accounting Standards - In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 had no effect on the results of operations or financial position of the Company.

               In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of the anticipated adoption of this standard is expected to have no material effect on the Company's financial statements.

               In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101, which is effective in 2000, summarizes the staff's views in applying generally accepted accounting principles to revenue recognition. The Company has not determined the effects, if any, the SAB may have on its financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.        BALANCE SHEET DATA



               TRADE RECEIVABLES:

               Trade receivables in the accompanying balance sheets at December 31, 1999 and 1998 are stated net of an allowance for doubtful accounts of $128,600.

               NOTES AND OTHER RECEIVABLES:

               The Company has notes receivable with customers and various other parties, totalling $439,570 in 1999 and $528,819 in 1998. The amounts in the accompanying balance sheets at December 31, 1999 and 1998 are stated net of an allowance for doubtful accounts of $330,980. In addition, at December 31, 1999, the Company had a $150,000 receivable in connection with the sale of stock. See Subsequent Events, Note 11.

               The Company has various unsecured notes receivable from related parties totalling $48,599 in 1999 and $46,790 in 1998 which bear interest at 6% and are due on demand.

               PROPERTY AND EQUIPMENT (AT COST):

                                                                                 1999                   1998
                                                                         ---------------------   -------------------

                  Land and leasehold improvements                                  $   44,911            $   44,911
                  Equipment                                                         1,183,445             1,088,929
                  Furniture and fixtures                                              192,559               206,740
                                                                         ---------------------   -------------------
                                                                                    1,420,915             1,340,580
                  Less accumulated depreciation and amortization                      824,855               763,464
                                                                         ---------------------   -------------------

                                                                                   $  596,060            $  577,116
                                                                         =====================   ===================



               The Company rents certain equipment to customers under short-term arrangements.

               INVESTMENT IN FLORIDA N-VIRO, L.P.:

               Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 50% interest in the joint venture.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.        BALANCE SHEET DATA (CONTINUED)

               INVESTMENT IN FLORIDA N-VIRO, L.P. (CONTINUED):

               Condensed financial information of the partnership as of December 31, 1999 and 1998 is as follows:

                                                                           1999                      1998
                                                                   ---------------------     ----------------------

                      Current assets                                        $   393,137               $    282,675
                      Long-term assets                                        2,005,429                  1,794,171
                                                                   ---------------------     ----------------------

                                                                           $  2,398,566               $  2,076,846
                                                                   =====================     ======================

                      Current liabilities                                  $    747,735               $    363,073
                      Long-term liabilities                                      79,498                     18,754
                      Partners' equity                                        1,571,333                  1,695,019
                                                                   ---------------------     ----------------------

                                                                           $  2,398,566               $  2,076,846
                                                                   =====================     ======================


                                                                        Year Ended December 31,
                                                      -----------------------------------------------------------
                                                            1999                1998                 1997
                                                      -----------------  --------------------  ------------------

                    Net sales                              $ 1,498,821             $ 906,130           $ 655,570
                    Net loss                                 (138,686)             (130,220)            (91,675)


               The Partnership had a major customer which represented approximately 60% and 58% of its revenue for the years ended December 31, 1998 and 1997, respectively. During 1999, the Partnership's largest customer accounted for 27% of its revenue, with its six largest customers accounting for 78% of total revenue.

               INTANGIBLE AND OTHER ASSETS:

                                                                                    1999                1998
                                                                             -------------------  -----------------
                    Patents and other intangibles, less accumulated
                    amortization
                      1999 - $217,000; 1998 - $180,000; 1997 - $181,000             $   394,494         $  387,258

                    Territory rights, less accumulated amortization
                      1999 - $75,000; 1998 - $45,000; 1997 - $22,600                    325,322            201,054

                    Accounts receivable due in more than one year                       117,598           -
                                                                             -------------------  -----------------

                                                                                     $  837,414         $  588,312
                                                                             ===================  =================


               During the year ended December 31, 1999, the Company repurchased portions of the Kentucky, Virginia and West Virginia territory from an unrelated party in exchange for $15,000 cash and a $135,000 note payable.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.        BALANCE SHEET DATA (CONTINUED)

               INTANGIBLE AND OTHER ASSETS (CONTINUED):

               During the year ended December 31, 1997, the Company purchased the remaining 50% interest of Pan-American N-Viro, Inc. (Pan-Am) and, at that time, consolidated the entity. The transaction was accounted for as a purchase and the purchase price was allocated primarily to territory rights. The purpose of Pan-Am is to promote the N-Viro Process in Central and South America and the Caribbean.

               ACCRUED LIABILITIES:


                                                                        1999                    1998
                                                                 --------------------    --------------------
                    Employee benefits                                     $   86,325              $   39,846
                    Sales tax payable                                        207,960                 178,799
                    Other                                                     32,455                   8,145
                                                                 --------------------    --------------------

                                                                          $  326,740              $  226,790
                                                                 ====================    ====================



NOTE 3.        PLEDGED ASSETS, LINE-OF-CREDIT AND LONG-TERM DEBT

               The Company had a $500,000 line-of-credit with a bank which expired on July 31, 1999. Borrowings against the line-of-credit were limited to a borrowing base based on eligible accounts receivable and would bear interest at prime minus .5% on borrowings up to $250,000 and prime plus 1% for borrowings above $250,000. Borrowings, which were collateralized by accounts receivable, inventories, equipment, assignment of a $250,000 certificate of deposit and assignment of certain contracts, were due on demand and the facility was subject to certain covenants. See Subsequent Events, Note 11.

               Long-term debt at December 31, 1999 and 1998 is as follows:


                                                                        1999                    1998
                                                                 --------------------    --------------------

                     Notes payable                                       $   352,235             $   161,187
                     Less current maturities                                 111,856                  93,640
                                                                 --------------------    --------------------

                                                                         $   240,379              $   67,547
                                                                 ====================    ====================

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 3.  PLEDGED ASSETS, LINE-OF-CREDIT AND LONG-TERM DEBT (CONTINUED)

               The notes payable are notes signed for amounts owed to vendors and other parties. The notes bear interest ranging from 8% to 15% and are due at varying dates through June 2004. Aggregate maturities of long-term debt for the years ending December 31 are as follows: 2000 - $111,856; 2001 - $93,573; 2002 - $75,819; 2003
               - $62,075; and 2004 - $8,912. Interest expensed and paid was approximately $25,200; $16,000 and $38,000, for the years ended December 31, 1999, 1998 and 1997 respectively.

               During 1998, the Company reached agreements with six trade creditors and directors to eliminate $170,375 of the Company's accounts payable by issuance of 74,000 shares of common stock.

               During the year ended December 31, 1997, the Company entered into an agreement to settle a contractual obligation with a cash payment of $200,000 and the issuance of 250,000 shares of common stock with a fair value of $500,000. In addition, the agreement required that certain shares remain in escrow and the Company agreed that if the party elected to sell the shares, a price per share would be guaranteed to satisfy the liability. Subsequent to that original agreement, the Company reached an agreement to repurchase the shares for cash.

               In addition, during 1997, the Company reached agreements with three trade creditors and directors to eliminate $211,500 of the Company's accounts payable by issuance of 70,500 shares of common stock. The net gain on extinguishment of these liabilities was immaterial.

               In 1997, the notes payable - related partnership were extinguished by their conversion into 66,000 shares of common stock. No gain or loss was recognized on the transaction as the Partnership was controlled by the majority stockholder.


NOTE 4.        EQUITY TRANSACTIONS

               The Company has authorized 2,000,000 shares of preferred stock, par value of $.01 per share, of which no shares were outstanding at December 31, 1999 and 1998.

               The Company has adopted a stock option plan for directors and key officers under which 600,000 shares of common stock may be issued. The options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years except for directors whose options vest immediately. Options are granted at fair market value.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 4.  EQUITY TRANSACTIONS (CONTINUED)

           The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 1999, 1998 and 1997 and the number outstanding and exercisable at those dates:

                                                         1999                   1998                    1997
                                                ----------------------- ------------------------ ----------------------
                                                              Weighted                Weighted                 Weighted
                                                               Average                Average                   Average
                                                              Exercise                Exercise                 Exercise
                                                                Price                  Price                    Price
                                                 Shares                    Shares                 Shares
                                                ----------------------- ------------------------ ----------------------

           Outstanding, beginning of year          461,325      $ 2.65     163,825     $ 3.54      151,525     $ 26.45
                Granted                              7,000        2.16     323,375       2.38      124,850        3.13
                Expired during the year            (14,000)       3.43     (25,875)      4.86     (112,550)      33.92
                                                -----------             -----------            ------------
           Outstanding, end of year                454,325        2.62     461,325       2.65      163,825        3.54
                                                ===========             ===========            ============

           Eligible for exercise at end of year    261,725                 193,135                  90,850
                                                ===========             ===========            ============

           Weighted average fair value per
                option for options granted
                during the year                                 $ 2.16                 $ 1.86                   $ 1.83
                                                            ===========             ==========              ===========


           During 1998, the Company repriced 14,375 shares from $6.00 per option to $4.00 per option. During 1997, the Company repriced 71,250 shares from $38.00 per option to $4.00 per option. The above schedule reflects the granted and expired shares and includes the shares that have been repriced.

           A further summary of stock options is as follows:

                                                      Options Outstanding                       Options Exercisable
                                       ---------------------------------------------------   --------------------------
                                                           Weighted
                                                            Average         Weighted                          Weighted
                                                           Remaining        Average                           Average
                                          Number          Contractual       Exercise          Number          Exercise
                                        Outstanding           Life           Price          Exercisable        Price
                                       --------------------------------------------------------------------------------
                                                                            1999
                                       --------------------------------------------------------------------------------
             Range of exercise prices:
                   $1.56 to $2.38              359,200            8.27        $ 2.21              171,200     $2.15

                   $4.00 to $4.75               95,125            4.14          4.17               90,525      4.14

                                                                            1998
                                       --------------------------------------------------------------------------------
             Range of exercise prices:
                   $1.56 to $2.38              358,200            9.43        $ 2.22               92,200     $2.17

                   $4.00 to $4.75              103,125            5.21          4.18              100,935      4.18

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 4.  EQUITY TRANSACTIONS (CONTINUED)

                                                     Options Outstanding                     Options Exercisable
                                         --------------------------------------------   ------------------------------
                                                            Weighted
                                                             Average          Weighted                      Weighted
                                                            Remaining          Average                       Average
                                             Number        Contractual        Exercise      Number           Exercise
                                          Outstanding         Life              Price    Exercisable          Price
                                         -----------------------------------------------------------------------------
                                                                             1997
                                         -----------------------------------------------------------------------------
              Range of exercise prices:
                   $1.56 to $2.38            53,200           9.30             $  1.69     17,200            $ 1.62
                   $4.00 to $6.00           110,625           6.29                4.43     73,650              4.29


               As permitted under generally accepted accounting principles, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock at grant date and the amount an employee must pay to acquire the stock. The Company follows the disclosure provisions of SFAS Statement No. 123 which prescribes a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees.

               Had compensation cost been determined based upon the fair value method prescribed in SFAS Statement No. 123, reported net income
               (loss) would have been $313,173, $(460,168) and $386,564 and basic earnings (loss) per share would have been $.12, $(.23) and $.18 for the years ended December 31, 1999, 1998 and 1997, respectively.

               In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: no assumed dividend rates for all years; risk-free interest rates of 5.5%, 5.5% and 5.25%; on expected lives of 10 years for all years; and expected price volatility of 114%, 118% and 99%, respectively.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 5.    REVENUE AND MAJOR CUSTOMERS

               Revenues for the years ended December 31, 1999, 1998 and 1997 consist of the following:

                                                            1999             1998              1997
                                                     ---------------  ---------------- -----------------
                  Facility management and sludge
                     processing                         $ 1,605,332       $ 1,415,418       $ 1,360,572
                  Royalty fees                              659,513           644,069           707,694
                  License and territory fees                759,328           432,867           428,050
                  Alkaline admixture sales                1,247,188         1,163,286         1,393,526
                  Other                                     478,066           273,677           162,806
                                                     ---------------  ---------------- -----------------

                                                        $ 4,749,427       $ 3,929,317       $ 4,052,648
                                                     ===============  ================ =================


               Revenues for the years ended December 31, 1999, 1998 and 1997 include revenues from one major customer, the City of Toledo, Ohio, (included in the management operations segment) which represented approximately 35%, 36% and 35%, respectively, of total revenues. In addition, the Company had another major customer, the City of Greenville, South Carolina, of approximately 10%, 11% and 11% of total revenues (which is included in the other domestic operations segment) for the years ended December 31, 1999, 1998 and 1997, respectively. The accounts receivable balances due from these customers at December 31, 1999 and 1998 were approximately $188,000 and $211,000, respectively.

NOTE 6.        RELATED PARTY TRANSACTIONS

               The Company paid a consulting fee to the former stockholder of one of the Company agents of $60,000, $120,000 and $120,000 for the years ended December 31, 1999, 1998 and 1997, respectively. On January 1, 1994, the Company granted this individual a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina, and South Carolina. The secured receivables amounted to approximately $118,000 and $107,000 at December 31, 1999 and 1998, respectively.

NOTE 7.        COMMITMENTS AND CONTINGENCIES

               During 1994, the Company reacquired territory rights from a former agent and issued 66,250 shares of unregistered common stock. The former agreement stated that if the former agent elected to sell these shares, the Company has guaranteed the former agent $6 per common share. During 1999, the Company reached a settlement agreement to modify its royalty agreement with the former agent and the stock price guarantee agreement. As part of this agreement, the former agent is required to pay royalties owed and shall not sell any common stock issued in connection with the original agreement until September 2000 at which time the former agent may sell up to 10,000 shares per month. The former agent has the right to offset future royalties owing against the difference between the $6 per share guarantee and the fair market value of the stock at the time the shares are sold. Subsequent to year-end, this agreement was modified to remove the Company's $6 per share guarantee, to permit sales of up to 15,000 shares per month (with the Company's approval), and to waive the waiting period for sales of stock related to this agreement.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 7.        COMMITMENTS AND CONTINGENCIES (CONTINUED)

               The Company leases office space under an agreement which requires monthly payments of approximately $4,800. The lease expires in December 2002. The Company also leases various equipment on a month-to-month basis. The total minimum rental commitment at December 31, 1999 is $172,800. The total rental expense included in the statements of operations for the years ended December 31, 1999, 1998 and 1997 is approximately $56,000, $69,000 and
               $78,000, respectively.

               The Company's minimum commitment under an agreement with a consultant (see Note 6) is $180,000, payable in cash or stock of $60,000 per year for each year ending December 31, 2000 through 2002.

               During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One of the employment agreements expires in July 2002 and called for payments totalling $144,000 annually, through December 1999. The other agreement expires in June 2004 and calls for payments totalling $144,000 annually through December 31, 2000. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement are expected to total $129,000, which will be recognized over the remaining terms of the applicable employment agreement.

               The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation. The effect of these agreements had an immaterial impact on the Company's 1999 operations.

               The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations, or cash flows of the Company.

               Subsequent to year-end, the Company has filed a lawsuit against the City of Warren, Ohio, claiming infringement of certain Company patents. There has been no progress on the suit to date.

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

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 8.        INCOME TAX MATTERS (CONTINUED)

               The composition of the deferred tax assets and liabilities at December 31, 1999 and 1998 is as follows:

                                                                              1999                  1998
                                                                       -------------------    ------------------
                   Gross deferred tax liability, accelerated
                        depreciation                                         $   (21,000)          $   (17,000)
                                                                       -------------------    ------------------
                   Gross deferred tax assets:
                        Loss carryforwards                                      3,571,000             3,634,000
                        Patent costs                                              514,000               590,000
                        Allowance for doubtful accounts                           184,000               184,000
                        Property and equipment basis difference                    15,000                18,000
                        Other                                                      13,000                15,000
                                                                       -------------------    ------------------
                                                                                4,297,000             4,441,000

                   Less valuation allowance                                   (3,964,000)           (4,112,000)
                                                                       -------------------    ------------------

                                                                              $   312,000           $   312,000
                                                                       ===================    ==================


               The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                  1999               1998               1997
                                                             ----------------  -----------------  -----------------
                  Computed "expected" tax (credits)               $  160,000        $  (99,000)         $   76,000
                  State taxes, net of federal tax benefit             14,000           (10,000)              8,000
                  (Decrease) increase in income taxes
                  resulting from:
                        Change in valuation allowance              (148,000)             88,000          (355,000)
                        Other                                       (26,000)             21,000           (41,000)
                                                             ----------------  -----------------  -----------------

                                                              $           -     $            -          $(312,000)
                                                             ================  =================  =================

               The net operating losses available at December 31, 1999 to offset future taxable income total approximately $8,879,000 and expire principally in years 2009 - 2013. The tax effect of net operating loss carryforwards reduced the 1999 current provision for income taxes by $115,000.

               In 1997, the Company recorded a deferred tax asset and a corresponding income tax benefit of $312,000 to recognize the benefit of $800,000 in loss carryforwards expected to be realized. The Company believes that taxable income will be generated in the next few years, as the Company has changed its strategic focus to its profitable core business. Realization of the loss carryforwards and related deferred tax asset beyond that period is uncertain and is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the $312,000 recorded net deferred tax asset will be realized. However, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 9.        CASH FLOWS INFORMATION

               Supplemental information relative to the statements of cash flows for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                                      1999               1998             1997
                                                                ------------------   --------------  ----------------
                  Supplemental schedule of noncash investing
                     and financing activities:

                  Common stock subscribed                               $ 150,000         $ -              $ -
                                                                ==================   ==============  ================

                  Repurchase territory rights in exchange
                     for note payable                                   $ 135,000         $ -              $ -
                                                                ==================   ==============  ================

                  Retirement of treasury stock                          $ 500,000         $ -              $ -
                                                                ==================   ==============  ================

                  Price guarantee of common stock in
                     connection with settlement agreement
                     (see Note 7)                                      $ -                $ 72,875         $ -
                                                                ==================   ==============  ================

                  Common stock issued for relief of
                     liabilities                                       $ -                $170,375          $809,500
                                                                ==================   ==============  ================

                  Common stock issued in exchange for
                     50% interest of Pan-Am                            $ -                $ -               $178,125
                                                                ==================   ==============  ================


NOTE 10.       SEGMENT INFORMATION

               The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by product category and service lines. The Company's reportable segments are as follows:

                  Management Operations - The Company provides employee and management services to operate the Toledo Wastewater Treatment Facility.

                  Other Domestic Operations - Sales of territory or site licenses and royalty fees to use N-Viro technology in the United States.

                  Foreign Operations - Sale of territory or site licenses and royalty fees to use N-Viro technology in foreign operations.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 10.       SEGMENT INFORMATION (CONTINUED)

               The accounting policies of the segments are the same as those described in Note 1 which contains the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments as they are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company does not allocate any selling, general, and administrative expenses to any specific segments. All of the other income (expense) costs or income are non-apportionable and not allocated to a specific segment. The Company accounts and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations segment, as this revenue accounts for over 10% of the total revenue of the Company. This segment represents both a significant amount of business generated as well as a specific location and unique type of revenue. The other two segments are divided between domestic and foreign sources, as these segments differ in terms of environment and municipal legal issues, nature of the waste disposal infrastructure, political climate, and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past three years and are not expected to change in the near term.

               The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 1999, 1998, and 1997 (dollars in thousands).


                                                                Other
                                         Management            Domestic            Foreign
                                         Operations           Operations          Operations            Total
                                      -----------------    -----------------   -----------------  ------------------
                                                                          1999
                                      ------------------------------------------------------------------------------
                Revenues                      $  1,677              $ 2,910              $  163            $  4,750
                Cost of revenues                 1,084                1,161            -                      2,245
                Segment profits                    593                1,749                 163               2,505
                Identifiable assets                189                  143            -                        332
                Depreciation                        15                   49            -                         64


                                                                          1998
                                      ------------------------------------------------------------------------------
                Revenues                      $  1,463              $ 2,267              $  199            $  3,929
                Cost of revenues                   998                  888            -                      1,886
                Segment profits                    465                1,379                 199               2,043
                Identifiable assets                 75                  261            -                        336
                Depreciation                        11                   43            -                         54


                        N-VIRO INTERNATIONAL CORPORATION

NOTE 10.       SEGMENT INFORMATION (CONTINUED)

                                                                Other
                                         Management            Domestic            Foreign
                                         Operations           Operations          Operations            Total
                                      -----------------    -----------------   -----------------  ------------------
                                                                          1997
                                      ------------------------------------------------------------------------------
                Revenues                      $  1,409              $ 2,487              $  157            $  4,053
                Cost of revenues                   847                  980                   3               1,830
                Segment profits                    562                1,507                 154               2,223
                Identifiable assets                 83                  220            -                        303
                Depreciation                        12                   54            -                         66



               A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 1999, 1998 and 1997 follows (dollars in thousands):

                                                                      1999              1998              1997
                                                                -----------------  ---------------  ------------------
               Segment profits:
                  Segment profits for reportable segments               $  2,505         $  2,043            $  2,223
                  Corporate selling, general and administrative
                    expenses and research and development costs          (1,977)          (2,386)             (1,923)
                  Other income (expense)                                    (69)             (62)                (46)
                                                                -----------------  ---------------  ------------------
                     Consolidated EBIT                                     $ 459         $  (405)            $  $ 254
                                                                =================  ===============  ==================

               Identifiable assets:
                  Identifiable assets for reportable segments           $    332         $    336            $    303
                  Corporate property and equipment                           264              241                 258
                  Current assets not allocated to segments                 2,236            1,453               2,013
                  Intangible and other assets not allocated to
                    segments                                               2,174            1,987               2,083
                  Consolidated eliminations                                (234)            (234)               (234)
                                                                -----------------  ---------------  ------------------
                     Consolidated assets                                $  4,772         $  3,783            $  4,423
                                                                =================  ===============  ==================

               Depreciation and amortization:
                  Depreciation for reportable segments                  $     64         $     54            $     66
                  Corporate depreciation and amortization                    112              116                 105
                                                                -----------------  ---------------  ------------------
                     Consolidated depreciation                          $    176         $    170            $    171
                                                                =================  ===============  ==================

NOTE 11.       SUBSEQUENT EVENTS

               Subsequent to year-end, the Company signed an agreement with its bank to provide a $1,000,000 line-of-credit. This facility is similar in terms to the facility described in Note 3, except that it requires the assignment of a $400,000 certificate of deposit (increased from $250,000) and that borrowings up to $400,000 (up from $250,000) would bear interest at prime minus .5% and borrowings above $400,000 (up from $250,000) would bear interest at prime plus 1%.

               Subsequent to year-end, the Company collected the $150,000 note receivable in connection with the sale of stock described in
               Note 2.

                    Report of Independent Public Accountants



To the Board of Directors
N-Viro International Corporation
Toledo, Ohio


         Our audit of the consolidated financial statements of N-Viro International Corporation and subsidiaries included Schedule II, contained herein, for the year ended December 31, 1999. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.



                                              /s/  HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 3, 2000

                    Report of Independent Public Accountants



To the Board of Directors
N-Viro International Corporation
Toledo, Ohio


         Our audit of the consolidated financial statements of N-Viro International Corporation included Schedule II, contained herein, for the years ended December 31, 1998 and 1997. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.



                                              /s/  McGLADREY & PULLEN, LLP



Elkhart, Indiana
March 5, 1999

                              N-VIRO INTERNATIONAL

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        DECEMBER 31, 1999, 1998 AND 1997



                                                  Balance At
                                                 Beginning Of        Charged To        Deductions       Balance At
                                                    Period           Operations      From Reserves    Close Of Period
                                                ----------------  -----------------  ---------------  ----------------
Allowance for doubtful accounts
   - deducted from trade receiv-
   ables and notes receivable,
   in the balance sheets:
           1999                                       $ 460,000         $ -               $ -               $ 460,000
                                             ===================  =================  ===============  ================

           1998                                       $ 420,000          $  76,000        $  36,000         $ 460,000
                                             ===================  =================  ===============  ================

           1997                                       $ 326,000          $ 204,000        $ 110,000         $ 420,000
                                             ===================  =================  ===============  ================

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                              ACCOUNTING AND FINANCIAL DISCLOSURES

       On September 21, 1999, McGladrey & Pullen, LLP, the Registrant's certifying accountant, resigned as the certifying accountant for the Registrant by so notifying the Registrant in writing. A copy of the letter of resignation is attached hereto as Exhibit 16.1. McGladrey & Pullen, LLP served as the Company's independent auditors of the Company since January 10, 1996. McGladrey & Pullen, LLP issued, for the periods ended December 31, 1997 and 1998, an unqualified opinion, without qualification, disclaimer, adverse opinion or any uncertainties. McGladrey & Pullen, LLP voluntarily resigned as the certifying accountant for the Registrant. Neither the Registrant, nor its Board of Directors or any committee thereof made a decision to change accountants. There were no disagreements with McGladrey & Pullen, LLP during the Registrant's two most recent fiscal years and subsequent interim periods on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. There have been no reportable events within the Registrant's two most recent fiscal years and subsequent interim periods. On November 9, 1999, at a meeting of the Board of Directors, Hausser + Taylor, LLP, was approved as the Registrant's newly engaged certifying independent accountant for the fiscal year ending December 31, 1999.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the information under the heading "Election of Three Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company filed with the Commission on April 4, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information under the heading "Renumeration" in the definitive proxy statement of the Company filed with the Commission on April 4, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Directors and Management" in the definitive proxy statement of the Company filed with the Commission on April 4, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information under the heading "Certain Relationship and Related Transactions" in the definitive proxy statement of the Company filed with the Commission on April 4, 2000.

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

                    10.4 Employment Agreement, dated June 14, 1999, between N-Viro International Corporation and Terry J. Logan (incorporated by reference to Exhibit 1 to the Form 8-K dated June 30, 1999)

                    13     1999 Executive Review

                    16.1 Correspondence from McGladrey + Pullen, LLP, resigning as auditors of the Company.#

                    16.2 Correspondence from McGladrey + Pullen, LLP, after review of the Company's Form 8-K which reported their resignation as auditors of the Company.#

                    21.1   List of subsidiaries of the Company.#

                    24.1   Powers of Attorney.#

                    27.1   Financial Data Schedule.#

                           #Only included in Form 10-K filed electronically with the Securities and Exchange Commission

(b)                 REPORTS ON FORM 8-K
                           The Company filed a report on Form 8-K dated November
                    22, 1999, to disclose the resignation of a member of the Board of Directors.

(c) The exhibits listed in Item 14(a)(3) are filed with this Form 10-K.

(D)      FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED



                              FLORIDA N-VIRO, L.P.

                                Table of Contents





                                                                   Page
                                                                   ----

Independent Auditor's Report                                        E-1

Balance Sheets                                                    E-2-3

Statement of Income (Loss) and Partners' Capital                    E-4

Statement of Cash Flows                                             E-5

Notes to Financial Statements                                     E-6-8

[letterhead - "joseph m cahill, ltd. - certified public accountant"]





                                                      February 21, 2000


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Florida N-VIRO, L.P.
West Chester, Pennsylvania


I have audited the accompanying balance sheets of Florida N-VIRO, L.P., (a Limited Partnership), as of December 31, 1999 and 1998, and the related statements of income (loss) and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida N-VIRO, L.P. as of December 31, 1999 and 1998, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



JMC/rb




                                          /s/ Joseph M. Cahill, Ltd.









  [letterhead - "189 w. lancaster avenue paoli, pennsylvania 19301 610 889 3300 fax 610 889 3303"]

                              FLORIDA N-VIRO, L.P.

                                 Balance Sheets

                           December 31, 1999 and 1998

                                     ASSETS

                                                                             1999                 1998
                                                                      -------------------- --------------------
        Current Assets
                      Cash                                                  $     121,538         $     39,888
                      Receivables:
                           Trade                                                  226,902              129,497
                           Related party                                           14,387              107,416
                      Prepaid Expenses                                             30,310                5,874
                                                                      -------------------- --------------------
                      Total Current Assets                                        393,137              282,675

        Property and Equipment
                      Land                                                        147,163              147,163
                      Site improvements                                           123,159               45,965
                      Building                                                  1,383,169            1,383,169
                      Operating equipment                                         760,878              497,695
                      Furniture and fixtures                                        9,718                6,072
                                                                      -------------------- --------------------
                                                                                2,424,087            2,080,064

                      Less Accumulated Depreciation                               418,658              285,893
                                                                      -------------------- --------------------

                      Total Property and Equipment                              2,005,429            1,794,171
                                                                      -------------------- --------------------

Total Assets                                                                $   2,398,566        $   2,076,846
                                                                      ==================== ====================


   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 1999 and 1998
                           --------------------------

                        Liabilities and Partners' Capital
                        ---------------------------------



                                                                                       1999           1998
                                                                                   -------------- -------------
          Current Liabilities

                 Payables:
                        Trade                                                          $ 456,141     $ 234,831
                        Related party                                                      5,000          -
                 Current portion note payable                                            105,906         6,917
                 Accrued expenses                                                        180,688       121,325
                                                                                   -------------- -------------

          Total Current Liabilities                                                      747,735       363,073

          Note Payable, Less Current Portion                                              79,498        18,754

          Partners' Capital                                                            1,571,333     1,695,019
                                                                                   -------------- -------------

Total Liabilities and Partners' Capital                                               $2,398,566    $2,076,846
                                                                                   ============== =============




   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                Statements of Income(Loss) and Partners' Capital
                ------------------------------------------------

                 For the years ended December 31, 1999 and 1998
                 ----------------------------------------------

                                                                          1999                  1998
                                                                  --------------------- ---------------------
Revenues                                                                $    1,498,821          $    906,130

Cost of sales                                                                1,498,425               975,600
                                                                  --------------------- ---------------------

                Gross profit (loss)                                                396               (69,470)

Selling General and Administrative                                             139,264                60,266
                                                                  --------------------- ---------------------

             Income (loss) from operations                                    (138,868)             (129,736)

Other income (expense)
                Interest income                                                  2,204                 1,194
                Interest expense                                                (2,022)               (1,679)
                                                                  --------------------- ---------------------

                  Total other income (expense)                                     182                  (485)
                                                                 --------------------- ---------------------

Net Income (loss)                                                             (138,686)             (130,221)

Beginning partners' capital                                                  1,695,019             1,825,240

             Capital contribution                                               15,000                   -
                                                                 --------------------- ---------------------

Ending partners' capital                                                 $   1,571,333         $   1,695,019
                                                                  ===================== =====================



   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                            Statements of Cash Flows
                            ------------------------

                 For the years ended December 31, 1999 and 1998
                 ----------------------------------------------

                                                                                1999                 1998
                                                                         -------------------- --------------------
Cash flows from operating activities
        Net income (loss)                                                      $    (138,686)        $   (130,221)
     Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                 Depreciation                                                        132,765              100,507
             (Increase) decrease in:
                Accounts receivable-trade                                            (97,405)             (68,881)
                Accounts receivable-related party                                     93,029               17,281
                Prepaid expenses                                                     (24,436)               3,506

             Increase (decrease) in:
                Accounts payable-trade                                               221,310              106,147
                Accounts payable-related party                                         5,000              (21,523)
                Accrued expenses                                                      59,363               21,804
                                                                         -------------------- --------------------

Net cash provided (used) by
           operating activities                                                      250,940               28,620

Cash flows from investing activities
        Acquisition of property and equipment                                       (344,023)             (41,223)
                                                                         -------------------- --------------------

Net cash provided (used) by
           investing activities                                                     (344,023)             (41,223)

Cash flows from financing activities
        Proceeds from new borrowings                                                 198,452               29,950
        Proceeds from contributed capital                                             15,000                  -
        Payments on long-term debt                                                   (38,719)              (4,279)
                                                                         -------------------- --------------------

Net cash provided (used) by
          financing activities                                                       174,733               25,671
                                                                         -------------------- --------------------

Net increase (decrease) in cash and cash equivalents                                  81,650               13,068

Cash and cash equivalents at beginning of year                                        39,888               26,820
                                                                         -------------------- --------------------

Cash and cash equivalents at end of year                                        $    121,538          $    39,888
                                                                         ==================== ====================

Supplemental disclosure for cash flows
     Interest paid                                                              $      2,022          $     1,680
                                                                         ==================== ====================



   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 1999 and 1998
                           --------------------------

Note A - Background
-------------------

         BUSINESS ACTIVITIES - Florida N-Viro, L.P. formed January 1, 1996 as a Delaware Limited Partnership under the Delaware Revised Limited Partnership Act. The Partnership has entered into a patent and technology agreement with N-Viro International Corporation for the exclusive, royalty free, use in Florida of certain systems/processes for the treatment and remediation of wastewater sludge. The Partnership operates from its Ft. Meade and Volusia, Florida facilities.

         The Partnership consists of one general partner, Florida N-Viro Limited Liability Corporation, a Delaware limited liability corporation, and two limited partners: VFL Technology Corporation and N-Viro International Corporation. The general partner is a limited liability corporation that has limited resources and is responsible for the liabilities of the partnership beyond the capital contributed by the limited partners.

         The Partnership agreement terminates on December 31, 2026.

Note B - Summary of Accounting Principles
-----------------------------------------

1. METHOD OF ACCOUNTING AND USE OF ESTIMATES - The financial statements are prepared using the accrual basis of accounting. Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could defer from the estimates.

2. CASH AND CASH EQUIVALENTS - The Partnership considers all short-term investments with an original maturity of three months or less to be cash equivalents.

3. PROPERTY AND EQUIPMENT - Property and equipment, carried at cost, are depreciated over the estimated useful life of the related assets. Depreciation is computed principally by the straight-line method. The estimated useful lives used in computing depreciation are summarized as follows:

                                                    Years of Useful Life
                                              ----------------------------------

             Operating equipment                            7-10
             Furniture and fixtures                          5-7

                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------


          Site improvements                        15
          Buildings                                39


         Depreciation amounted to $132,765 and $100,507 for 1999 and 1998, respectively.

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

         There was no advertising expense for 1999 or 1998.

Note C - Related Parties
------------------------

         VFL Technology Corporation provides the Partnership with certain management, accounting, and engineering services without charge.

         The Partnership has a fee sharing arrangement with N-Viro International Corporation for services provided to several customers. The Partnership's share of these fees was approximately $37,800 for 1999 and $32,500 for 1998.

         The Partnership had the following receivable balances due as of December 31, from its partners:

                                                 1999                 1998
                                              -------------------------------
              General Partner                  $      ------   $       -----
              Limited Partners                        14,387         107,416
                                              -------------------------------
                                                 $    14,387     $   107,416
                                              ===============================

                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------


         The Partnership had payable balances due the general partner as of December 31, 1999 of $5,000. There was no payable balance due as of December 31, 1998.

Note F - Concentration of Credit Risk
-------------------------------------

         In the normal course of business, the Partnership extends credit to customers principally in the State of Florida. The Partnership does not provide an allowance for doubtful accounts since it expects to collect all of its accounts receivable.

         The Partnership conducts a major portion of its business with several customers. For the year ended December 31, 1999, six customers accounted for 78% of total revenue. For 1998, four customers accounted for 87% of revenue.

         The Partnership maintains its operating checking account at a bank located in Southeastern Pennsylvania. The balance in this account may at times exceed the federally insured limit of $100,000.

NOTE G - OPERATING LEASES
-------------------------

         The Partnership holds an operating lease for heavy equipment. The future minimum lease payments are:

                              2000      $ 11,995
                                        ========


NOTE H - LONG-TERM NOTES PAYABLE
--------------------------------

         9.54% Note payable to bank, monthly payments
         of $2,550, including interest, secured by
         equipment, due October 2001                          $26,837

         9.25% Note payable to bank, monthly payments
         of $2,245, including interest, secured by
         equipment, due August 2003                           $41,468

         8.97% Note payable to bank, monthly payments
         of $745, including interest, secured by
         automobile, due May 2002                             $11,193
                                                              -------

                                                                        $79,498
                                                                        =======

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  N-VIRO INTERNATIONAL CORPORATION

Dated: April 5, 2000

                                  By: /s/  J. Patrick Nicholson*
                                      -------------------------------------
                                      J. Patrick Nicholson, President, Chairman
                                      and Chief Executive Officer
                                      (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Dated: April 5, 2000
/s/  J. Patrick Nicholson*                                /s/  James D. O'Neil*
------------------------------------------------          ---------------------------
J. Patrick Nicholson, President, Chairman,                James D. O'Neil, Director
Chief Executive Officer and Director
(Principal Executive Officer)


/s/  Terry J. Logan, Ph.D.*                               /s/  Charles B. Kaiser, Jr.*
------------------------------------------------          ---------------------------------
Terry J. Logan, Ph.D., Chief Operating Officer            Charles B. Kaiser, Jr., Director
and Director


/s/  James K. McHugh
------------------------------------------------
James K. McHugh
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)


/s/  Wallace G. Irmscher*                                 /s/  Michael G. Nicholson*
------------------------------------------------          ---------------------------------
Wallace G. Irmscher, Director                             Michael G. Nicholson, Director


/s/  B.K. Wesley Copeland*                                /s/  Bobby B. Carroll*
------------------------------------------------          ---------------------------------
B.K. Wesley Copeland, Director                            Bobby B. Carroll, Director


/s/  Daniel J. Haslinger*                                 *By: /s/  James K. McHugh
------------------------------------------------          ---------------------------------
Daniel J. Haslinger, Director                             James K. McHugh, Attorney-in-Fact