Form 10-Q
period 2000-03-31
N-VIRO INTERNATIONAL CORP
filed 2000-05-15
CIK 904896

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
                                                       --   --

         As of May 8, 2000, 2,689,733 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                           March 31
                                                            ------------------------------------
                                                                 2000                   1999
                                                            ------------------------------------
Revenues                                                    $   1,107,033            $   978,124

Cost of revenues                                                  636,005                486,089
                                                            ------------------------------------

Gross profit                                                      471,028                492,035

Selling, general & administrative expenses                        529,533                462,442
                                                            ------------------------------------
Operating income (loss)                                          (58,505)                 29,593

Nonoperating income (expense):
     Interest income (expense), net                                 (964)                  2,552
     Equity in losses of joint venture                           (45,000)               (14,190)
     Recovery of bad debts written off                            275,000                      -
     Miscellaneous income (exp.)                                  (7,497)                      -
                                                            ------------------------------------
Income (loss) before income tax (credits)                         163,034                 17,955

Federal and state income tax (credits)                                  -                      -
                                                            ------------------------------------

Net income (loss)                                             $   163,034            $    17,955
                                                            ====================================
Basic and diluted earnings per Share                           $     0.06             $     0.01
                                                            ====================================
Weighted average common Shares
       outstanding                                              2,631,498              2,522,483
                                                            ====================================





                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,         December 31,
                                                                        2000               1999
ASSETS                                                               (Unaudited)         (Audited)
                                                                     ------------       ------------
Current Assets
       Cash and cash equivalents                                     $    499,295       $    552,846
       Securities available-for-sale                                        1,660              1,401
       Trade receivables                                                1,557,845          1,302,036
       Notes and other receivables                                         96,210            258,590
       Related party receivables                                           52,818             48,599
       Prepaid expenses and other assets                                  143,077             72,260
                                                                     ------------       ------------
                                           Total current assets         2,350,905          2,235,732

Property and Equipment                                                    567,658            596,060

Investment in Florida N-Viro, L.P.                                        745,667            790,667

Deferred Tax Assets                                                       312,000            312,000

Intangibles and Other Assets                                              965,785            837,414
                                                                     ------------       ------------

TOTAL ASSETS                                                         $  4,942,015       $  4,771,873
                                                                     ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term debt                          $    132,090       $    111,856
       Accounts payable                                                   729,756            707,324
       Accrued expenses                                                   315,722            326,740
                                                                     ------------       ------------
                                      Total current liabilities         1,177,568          1,145,920

Long-Term Debt, less current maturities                                   202,780            240,379

Stockholders' Equity
       Common stock, $.01 par value; authorized
                        7,000,000 shares; issued 2,689,733                 26,898             26,882
       Additional paid-in capital                                      13,395,221         13,382,093
       Retained earnings (deficit)                                     (9,242,475)        (9,405,424)
                                                                     ------------       ------------
                                                                        4,179,644          4,003,551
       Less treasury stock, at cost, 57,250 shares                        617,977            617,977
                                                                     ------------       ------------
                                                                        3,561,667          3,385,574
                                                                     ------------       ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  4,942,015       $  4,771,873
                                                                     ============       ============


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31,
                                                        -------------------------
                                                          2000            1999
                                                        ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 212,278       $ 102,765

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for intangibles and other assets       (263,832)       (171,390)
     Expenditures for property and equipment                 --              --
                                                        ---------       ---------

NET CASH USED BY INVESTING ACTIVITIES                    (263,832)       (171,390)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayments on revolving credit agreement            --              --
     Borrowings under long-term obligations                40,000         135,000
     Repayments of long-term debt                         (41,738)        (29,692)
                                                        ---------       ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (1,738)        105,308
                                                        ---------       ---------
NET INCREASE (DECREASE) IN CASH                           (53,292)         36,683

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          552,587         322,827
                                                        ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 499,295       $ 359,510
                                                        =========       =========







                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2000 may not be indicative of the results of operations for the year ended December 31, 2000. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1999.

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

        The financial statements are consolidated as of March 31, 2000 and December 31, 1999 for the Company. Adjustments have been made to eliminate all intercompany transactions.

2.   RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $15,000 for the three months ended March 31, 2000, and $15,000 for the three months ended March 31, 1999 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.   CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,812. The lease expires in December 2002. The total minimum rental commitment at March 31, 2000 is $158,364. The total rental expense included in the statements of operations for the periods ended March 31, 2000 and 1999 is approximately $14,400 and $14,400, respectively.

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

          In 2000, this agreement was modified to remove the Company's $6 per share guarantee, to permit sales of up to 15,000 shares per month (with the Company's approval), and to waive the waiting period for sales of stock related to this agreement.

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

          The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation. The effect of these agreements impacted the Company's operations through March 31, 2000 as an expense of $12,100.

         On February 25, 2000, the Company filed with the United States District Court, Northern District of Ohio, Eastern Division, a Complaint for Patent Infringement and Jury Demand against the City of Warren, Ohio. The Company believes that the City of Warren has directly and willfully infringed on patents the Company owns, and is seeking judgements, an injunction and a recovery of damages asserted. On April 17, 2000, the City of Warren responded by filing The City of Warren's Answer and Counterclaims and a Civil Case Information Statement with the Court. In these documents the City of Warren admits to certain allegations made by the Company and denies others, and assert counterclaims against the Company. Legal fees incurred during the current fiscal year could have a material effect on the net income of the Company.

         On May 9, 2000, the Company filed Form S-8, registering the Company's Amended and Restated Stock Option Plan's 600,000 shares of Common Stock. As of the date hereof approximately 247,000 shares were eligible for exercise by optionees. While the exercise of all eligible shares will not impact the Company's Statement of Operations, dilution of a maximum of approximately 9% would result with full participation on exercise.

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

        Total revenues were $1,107,000 for the quarter ended March 31, 2000 compared to $978,000 for the same period of 1999. The net increase in revenue is due primarily to an increase in alkaline admixture, site license and research and development revenue, partially offset by a decrease in royalty and facility management revenue. The Company increased its cost of revenues for the same period of 2000. The increase in cost of revenues was due primarily to the increase in costs for the alkaline admixture costs and expenses relating to the research and development revenue. As a result, the gross profit percentage decreased to 43% from 50% for the quarters ended March 31, 2000 and 1999. Selling, general and administrative costs increased for the comparative period, and losses in the equity of a joint venture increased for the same period of 2000. The Company did, however, record a gain on the recovery of a bad debt previously written off. These changes collectively resulted in net income of $163,000 for the quarter ended March 31, 2000 compared to a profit of $18,000 for the quarter ended March 31, 1999.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 WITH THREE MONTHS ENDED MARCH 31, 1999

        Overall revenue increased $129,000, or 13%, to $1,107,000 for the three months ended March 31, 2000 from $978,000 for the three months ended March 31, 1999. The net increase in revenue was due primarily to the following:

        a) Licensing of the N-Viro Process, including territory fees, earned the Company $25,000 for the quarter, an increase of $25,000 from the same period in 1999;

        b) Research and development revenue increased $105,000 from the same period ended in 1999;

        c) The Company's processing revenue, including facility management revenue, showed a net increase of $8,000 over the same period ended in 1999; and,

        d) Testing income decreased $9,000 from the same period ended in 1999.

        Gross profit decreased $21,000, or 4%, to $471,000 for the three months ended March 31, 2000 from $492,000 for the three months ended March 31, 1999. This decrease in gross profit was primarily a result of the increase in research and development revenue, which has a high associated cost of revenue as a percentage than other types of revenue. The gross profit margin decreased to 43% from 50% for the same three month comparison.

        Selling, general and administrative expenses increased $67,000, or 14%, to $530,000 for the three months ended March 31, 2000 from $463,000 for the three months ended March 31, 1999. The increase was primarily due to an increase in personnel and related costs of $40,000 and administrative overhead of $27,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $59,000 for the three months ended March 31, 2000 compared to operating income of $30,000 for the three months ended March 31, 1999.

         Nonoperating income (expense) increased by $233,000 to income of $222,000 for the quarter ended March 31, 2000 from an expense of $12,000 for the quarter ended March 31, 1999. The increase was primarily due to the recovery of $275,000 in a bad debt previously written off, partially offset by an increase in the loss of the equity of a joint venture from $31,000 in 1999 to a loss of $45,000 in 2000. The bad debt is a Note Receivable from a Canadian licensee, which in previous years was fully reserved in allowance for bad debts.

        For the quarters ended March 31, 2000 and 1999, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $1,173,000 at March 31, 2000, compared to working capital of $1,090,000 at December 31, 1999, an increase of $83,000. Current assets at March 31, 2000 included cash and investments of $501,000, which is a decrease of $53,000 from December 31, 1999. The increase in working capital was principally due to the maturity of certain receivables to short-term and net income for the three months ended March 31, 2000.

         The Company maintains a $400,000 certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

        In April 2000, the Company renewed its agreement for a line of credit of $1 million (an increase of $500,000 from $500,000 as of December 31, 1999), secured by a certificate of deposit with the lender of $400,000, and borrowings up to $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime minus .5% and borrowings above $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime plus 1%. The balance owed on the line of credit at March 31, 2000 was $-0-, and the Company has not borrowed on the line of credit since April, 1999.

        The Company believes that its working capital together with the line of credit will provide sufficient cash to meet the Company's cash requirements through 2000.

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

           The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended March 31, 2000 and 1999 (dollars in thousands).

                                              Management        Domestic         Foreign
                                              Operations       Operations       Operations           Total
                                            ----------------  -------------   ---------------   -----------------
                                                                            2000
                                            ---------------------------------------------------------------------
        Revenues                                $       368    $       702      $         37      $        1,107
        Cost of revenues                                236            400               -0-                 636
        Segment profits                                 139            302                37                 471
        Identifiable assets                             182            131               -0-                 312
        Depreciation                                      6             12               -0-                  18

                                                                            1999
                                            ---------------------------------------------------------------------
        Revenues                                $       420    $       521      $         37      $          978
        Cost of revenues                                229            257               -0-                 486
        Segment profits                                 191            264                37                 492
        Identifiable assets                              75            261               -0-                 336
        Depreciation                                      3             12               -0-                  15

A reconciliation of total segment revenues, cost of revenues, and segment profits sales to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended March 31, 2000 and 1999 is as follows (dollars in thousands):

                                                                             2000                     1999
                                                                 ---------------------------------------------------
        Revenues
           Total revenues for reportable segments                    $             1,107         $           978
                                                                       ==================          ==============
        Cost of revenues:
           Total cost of revenues for reportable segments            $               636         $           486
           Other                                                                     -0-                     -0-
                                                                       ------------------          --------------
                Consolidated cost of revenues                        $               636         $           486
                                                                       ==================          ==============
        Segment profits:
           Segment profits for reportable segments                   $               471         $           492
           Corporate selling, general, and adminis-
             trative expenses                                                      (530)                   (462)
           Other income (expense)                                                    222                    (12)
                                                                       ------------------          --------------
                Consolidated EBIT                                    $               163         $            18
                                                                       ==================          ==============
        Depreciation and amortization:
           Depreciation for reportable segments                      $                18         $            15
           Corporate depreciation and amortization                                    27                      29
                                                                       ------------------          --------------
                Consolidated depreciation and amortization           $                45         $            44
                                                                       ==================          ==============


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 25, 2000, the Company filed with the United States District Court, Northern District of Ohio, Eastern Division, a Complaint for Patent Infringement and Jury Demand against the City of Warren, Ohio. The Company believes that the City of Warren has directly and willfully infringed on patents the Company owns, and is seeking judgements, an injunction and a recovery of damages asserted. On April 17, 2000, the City of Warren responded by filing The City of Warren's Answer and Counterclaims and a Civil Case Information Statement with the Court. In these documents the City of Warren admits to certain allegations made by the Company and denies others, and assert counterclaims against the Company.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                        27   Financial Data Schedule

         (b) Reports on Form 8-K:

                        A Form 8-K was filed on March 13, 2000, regarding the filing of a lawsuit by the Company against the City of Warren, Ohio.

                        A Form 8-K was filed on March 23, 2000, regarding the execution of an Employment Agreement with J. Patrick Nicholson, Chairman of the Board and Chief Executive Officer.

                        N-VIRO INTERNATIONAL CORPORATION

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                N-VIRO INTERNATIONAL CORPORATION





Date:    May 15, 2000           /s/  J. Patrick Nicholson
       -----------------        -------------------------
                                J. Patrick Nicholson
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)




Date:    May 15, 2000           /s/  James K. McHugh
       -----------------        --------------------
                                James K. McHugh
                                Chief Financial Officer
                                (Principal Financial & Accounting Officer)