Form 10-Q
period 2000-06-30
N-VIRO INTERNATIONAL CORP
filed 2000-08-14
CIK 904896

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                  As of August 6, 2000, 2,691,333 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.


--------------------------------------------------------------------------------
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               Three Months Ended June 30            Six Months Ended June 30
                                          ------------------------------------------------------------------------
                                                2000               1999               2000               1999
                                          ------------------------------------------------------------------------

Revenues                                    $ 1,112,463        $ 1,067,713        $ 2,219,496        $ 2,045,837

Cost of revenues                                574,915            521,387          1,210,920          1,007,476
                                          ------------------------------------------------------------------------

Gross profit                                    537,548            546,326          1,008,576          1,038,361

Selling, general & administrative
     expenses                                   494,521            456,161          1,024,054            924,365
                                          ------------------------------------------------------------------------

Operating income                                 43,027             90,165            (15,478)           113,996

Nonoperating income (expense):
    Interest income (expense), net                2,297              1,408              1,333              3,960
    Equity in gains (losses) of
          Joint venture                         (15,499)            (7,572)           (60,499)           (21,762)
    Recovery of bad debts written off                                                 275,000
    Miscellaneous income (exp.)                 (14,950)                 -            (22,447)                 -
                                          ------------------------------------------------------------------------

Income before income tax
     (credits)                                   14,875             84,001            177,909             96,194

Federal and state income tax
     (credits)                                        -                  -                  -                  -
                                          ------------------------------------------------------------------------

Net income                                  $    14,875        $    84,001        $   177,909        $    96,194
                                          ========================================================================


Basic and diluted earnings per
     Share                                  $      0.01        $      0.03        $      0.07        $      0.04
                                          ========================================================================

Weighted average common
     Shares outstanding                       2,632,659          2,522,483          2,632,079          2,522,483
                                          ========================================================================


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,          December 31,
                                                                          2000                 1999
ASSETS                                                                 (Unaudited)          (Audited)
                                                                   ------------------   ----------------
Current Assets

       Cash and cash equivalents                                      $    616,552        $    552,846
       Securities available-for-sale                                         1,660               1,401
       Trade receivables                                                 1,465,597           1,302,036
       Notes and other receivables                                          96,210             258,590
       Related party receivables                                            41,219              48,599
       Prepaid expenses and other assets                                   149,487              72,260
                                                                      ------------        ------------

                                           Total current assets          2,370,725           2,235,732

Property and Equipment                                                     555,283             596,060

Investment in Florida N-Viro, L.P.                                         730,167             790,667

Deferred Tax Assets                                                        312,000             312,000

Intangibles and Other Assets                                               942,139             837,414
                                                                      ------------        ------------

TOTAL ASSETS                                                          $  4,910,314        $  4,771,873
                                                                      ============        ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term debt                           $    113,980        $    111,856
       Accounts payable                                                    736,875             707,324
       Accrued expenses                                                    285,143             326,740
                                                                      ------------        ------------

                                      Total current liabilities          1,135,998           1,145,920

Long-Term Debt, less current maturities                                    181,566             240,379

Stockholders' Equity
       Common stock, $.01 par value; authorized
                        7,000,000 shares; issued 2,691,333                  26,914              26,882
       Additional paid-in capital                                       13,411,413          13,382,093
       Retained earnings (deficit)                                      (9,227,600)         (9,405,424)
                                                                      ------------        ------------
                                                                         4,210,727           4,003,551
       Less treasury stock, at cost, 57,250 shares                         617,977             617,977
                                                                      ------------        ------------
                                                                         3,592,750           3,385,574
                                                                      ------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $  4,910,314        $  4,771,873
                                                                      ============        ============



                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six months ended
                                                                  June 30,
                                                         --------------------------
                                                           2000              1999
                                                         ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 389,037        $ 292,321

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for intangibles and other assets        (272,708)        (177,913)
     Expenditures for property and equipment               (11,559)          (1,286)
                                                         ---------        ---------

NET CASH USED BY INVESTING ACTIVITIES                     (284,267)        (179,199)

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of long-term debt                          (81,064)         (76,960)
     Borrowings under long-term obligations                 40,000          175,000
                                                         ---------        ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (41,064)          98,040
                                                         ---------        ---------

NET INCREASE IN CASH                                        63,706          211,162

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           552,846          322,827
                                                         ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 616,552        $ 533,989
                                                         =========        =========





                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2000 may not be indicative of the results of operations for the year ended December 31, 2000. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1999.

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

        The financial statements are consolidated as of June 30, 2000 and December 31, 1999 for the Company. Adjustments have been made to eliminate all intercompany transactions.

2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $30,000 for the six months ended June 30, 2000, and $30,000 for the six months ended June 30, 1999 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.      CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,812. The lease expires in December 2002. The total minimum rental commitment at June 30, 2000 is $143,928. The total rental expense included in the statements of operations for the periods ended June 30, 2000 and 1999 is approximately $28,900 and $28,900, respectively.

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

              During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One of the employment agreements expires in July 2002 and called for payments totaling $144,000 annually, through December 1999. The other agreement expires in June 2004 and calls for payments totaling $144,000 annually through December 31, 2000. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement are expected to total $129,000, which will be recognized over the remaining terms of the applicable employment agreement.

          The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation. The effect of these agreements impacted the Company's operations through June 30, 2000 as an expense of $28,200.

         On February 25, 2000, the Company filed a Complaint for Patent Infringement in the United States District Court, Northern District of Ohio, Eastern Division, and Jury Demand against the City of Warren, Ohio. The Company believes that the City of Warren has willfully and intentionally infringed on patents the Company owns and is seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. On April 17, 2000, the City of Warren responded by filing an Answer and Counterclaims against the Company. In July, 2000, the parties entered into arbitration to settle the dispute. The outcome of the arbitration is not known at this time. Legal fees incurred during the current fiscal year could have a material effect on the net income of the Company. The effect of these legal fees impacted the Company's operations through June 30, 2000 as an expense of approximately $22,500.

         In July, 2000 the Company terminated the license of N-Viro Worldwide, and on July 24, 2000 filed a Complaint in the United States District Court, Northern District of Ohio, Western Division, against R3 Management Limited and Mr. Robin Millard. Mr. Millard is the President and owner of both N-Viro Worldwide and R3 Management Limited. In its Complaint, the Company has asserted that Mr. Millard and R3 Management Limited have willfully and intentionally committed breach of contract, breach of fiduciary duty and misappropriated trade secrets, and is seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. To the date hereof there has been no response from either party to the Company's Complaint.

         On May 9, 2000, the Company filed Form S-8, registering the Company's Amended and Restated Stock Option Plan's 600,000 shares of Common Stock. As of the date hereof approximately

2,400 were exercised and 305,000 shares were eligible for exercise by optionees. While the exercise of all eligible shares will not impact the Company's Statement of Operations, dilution of a maximum of approximately 11% would result with full participation on exercise.

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

        Total revenues were $1,113,000 for the quarter ended June 30, 2000 compared to $1,068,000 for the same period of 1999. The net increase in revenue is due primarily to an increase in alkaline admixture and site license revenue, partially offset by a decrease in royalty, research and development and facility management revenue. The Company increased its cost of revenues for the same period of 2000. The increase in cost of revenues was due primarily to the increase in costs for the alkaline admixture costs and related expenses, and direct costs relating to the facility management revenue. As a result, the gross profit percentage decreased to 48% from 51% for the quarters ended June 30, 2000 and 1999. Selling, general and administrative costs increased for the comparative period, and losses in the equity of a joint venture and patent litigation costs increased for the same period of 2000. These changes collectively resulted in net income of approximately $15,000 for the quarter ended June 30, 2000 compared to $84,000 for the quarter ended June 30, 1999.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 WITH THREE MONTHS ENDED JUNE 30, 1999

        Overall revenue increased $45,000, or 4%, to $1,113,000 for the quarter ended June 30, 2000 from $1,068,000 for the quarter ended June 30, 1999. The net increase in revenue was due primarily to the following:

        a) Licensing of the N-Viro Process, including territory fees, earned the Company $128,000 for the period, an increase of $53,000 from the same period in 1999;

        b) Alkaline admixture revenue increased $28,000 from the same period ended in 1999;

        c) Research and development revenue decreased $7,000 from the same period ended in 1999;

        d) The Company's processing revenue, including facility management revenue, showed a net decrease of $54,000 over the same period ended in 1999; and,

        e) Testing and miscellaneous revenues increased $25,000 from the same period ended in 1999.

        Gross profit decreased $9,000, or 2%, to $538,000 for the three months ended June 30, 2000 from $547,000 for the three months ended June 30, 1999. This decrease in gross profit was primarily a result of the increase in alkaline admixture revenues, which have a higher associated cost of revenue as a percentage than other types of revenue, and increased facility management costs due to seasonal fluctuations. The gross profit margin decreased to 48% from 51% for the same three month comparison.

        Selling, general and administrative expenses increased $38,000, or 8%, to $494,000 for the three months ended June 30, 2000 from $456,000 for the three months ended June 30, 1999. The increase was primarily due to an increase in personnel and related costs of $28,000 and research and development costs $10,000.

        As a result of the foregoing factors, the Company recorded operating income of $43,000 for the three months ended June 30, 2000 compared to $90,000 for the three months ended June 30, 1999.

         Nonoperating income (expense) decreased by $22,000 to a net expense of $28,000 for the three months ended June 30, 2000 from a net expense of $6,000 for the three months ended June 30, 1999. The decrease was primarily due to the increase in the costs of patent litigation initiated in 2000 of $15,000, and an increase in the loss of the equity of a joint venture from a loss of $8,000 in 1999 to a loss of $15,000 in 2000.

        For the three months ended June 30, 2000 and 1999, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 WITH SIX MONTHS ENDED JUNE 30, 1999

        Overall revenue increased $174,000, or 8.5%, to $2,219,000 for the six months ended June 30, 2000 from $2,046,000 for the six months ended June 30, 1999. The net increase in revenue was due primarily to the following:

        a) Licensing of the N-Viro Process, including territory fees, earned the Company $153,000 for the period, an increase of $78,000 from the same period in 1999;

        b) Alkaline admixture revenue increased $116,000 from the same period ended in 1999;

        c) Research and development revenue increased $98,000 from the same period ended in 1999;

        d) The Company's processing revenue, including facility management revenue, showed a net decrease of $128,000 over the same period ended in 1999; and,

        e) Testing and miscellaneous revenues increased $9,000 from the same period ended in 1999.

        Gross profit decreased $29,000, or 3%, to $1,009,000 for the six months ended June 30, 2000 from $1,038,000 for the six months ended June 30, 1999. This decrease in gross profit was primarily a result of the increase in research and development revenue and alkaline admixture revenues, both of which have a higher associated cost of revenue as a percentage than other types of revenue. The gross profit margin decreased to 45% from 51% for the same six month comparison.

        Selling, general and administrative expenses increased $100,000, or 11%, to $1,024,000 for the six months ended June 30, 2000 from $924,000 for the six months ended June 30, 1999. The increase was primarily due to an increase in personnel and related costs of $80,000 and administrative overhead of $20,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $15,000 for the six months ended June 30, 2000 compared to operating income of $114,000 for the six months ended June 30, 1999.

         Nonoperating income (expense) increased by $211,000 to income of $193,000 for the six months ended June 30, 2000 from an expense of $18,000 for the six months ended June 30, 1999. The increase was primarily due to the recovery of $275,000 in a bad debt previously written off, partially offset by an increase in the costs of patent litigation initiated in 2000 of $23,000 and an increase in the loss of the equity of a joint venture from a loss of $22,000 in 1999 to a loss of $61,000 in 2000. The bad debt is a Note Receivable from a Canadian licensee, which in previous years was fully reserved in allowance for bad debts.

        For the six months ended June 30, 2000 and 1999, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $1,235,000 at June 30, 2000, compared to working capital of $1,090,000 at December 31, 1999, an increase of $145,000. Current assets at June 30, 2000 included cash and investments of $618,000, which is an increase of $64,000 from December 31, 1999. The increase in working capital was principally due to the maturity of certain receivables to short-term and net income for the six months ended June 30, 2000.

         The Company maintains a $400,000 certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

        In April 2000, the Company renewed its agreement for a line of credit of $1 million (an increase of $500,000 from $500,000 as of December 31, 1999), secured by a certificate of deposit with the lender of $400,000. Borrowings up to $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime minus .5% and borrowings above $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime plus 1%. The balance owed on the line of credit at June 30, 2000 was $-0-, and the Company has not borrowed on the line of credit since April, 1999.

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

         The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by product category and service lines. Fixed assets generating specific revenue are identified with their respective segments as they are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company does not allocate any selling, general, and administrative expenses to any specific segments. All of the other income (expense) costs or income are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management segment, as this revenue accounts for over 10% of the total revenue of the Company. This segment represents both a significant amount of business generated as well as a specific location and unique type of revenue. The other two segments are divided between domestic and foreign sources, as these segments differ in terms of environment and municipal legal issues, nature of the waste disposal infrastructure, political climate, and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past two years and are not expected to do so in the near term.

           The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended June 30, 2000 and 1999 (dollars in thousands).

                                              Management        Domestic         Foreign
                                              Operations       Operations       Operations           Total
                                            ----------------  -------------   ---------------   -----------------
                                                                          2000
                                            ---------------------------------------------------------------------
        Revenues                                $       395    $       705      $         12      $        1,112
        Cost of revenues                                236            339               -0-                 575
        Segment profits                                 159            366                12                 537
        Identifiable assets                             182            130               -0-                 312
        Depreciation                                      6             12               -0-                  18

                                                                            1999
                                            ---------------------------------------------------------------------
        Revenues                                $       403    $       630      $         34      $        1,067
        Cost of revenues                                281            240               -0-                 521
        Segment profits                                 122            390                34                 546
        Identifiable assets                              75            261               -0-                 336
        Depreciation                                      3             10               -0-                  13

A reconciliation of total segment revenues, cost of revenues, and segment profits sales to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended June 30, 2000 and 1999 is as follows (dollars in thousands):

                                                                             2000                     1999
                                                                    ---------------------------------------------
        Revenues
           Total revenues for reportable segments                    $             1,112         $         1,067
                                                                       ==================          ==============

        Cost of revenues:
           Total cost of revenues for reportable segments            $               575         $           521
           Other                                                                     -0-                     -0-
                                                                       ------------------          --------------
                Consolidated cost of revenues                        $               575         $           521
                                                                       ==================          ==============

        Segment profits:
           Segment profits for reportable segments                   $               537         $           546
           Corporate selling, general, and adminis-
             trative expenses                                                       (494)                   (456)
           Other income (expense)                                                    (28)                     (6)
                                                                       ------------------          --------------
                Consolidated EBIT                                    $                15         $            84
                                                                       ==================          ==============

        Depreciation and amortization:
           Depreciation for reportable segments                      $                18         $            13
           Corporate depreciation and amortization                                    25                      22
                                                                       ------------------          --------------
                Consolidated depreciation and amortization           $                43         $            35
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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 25, 2000, the Company filed a Complaint for Patent Infringement in the United States District Court, Northern District of Ohio, Eastern Division, and Jury Demand against the City of Warren, Ohio. The Company believes that the City of Warren has willfully and intentionally infringed on patents the Company owns and is seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. On April 17, 2000, the City of Warren responded by filing an Answer and Counterclaims against the Company. In July, 2000, the parties entered into arbitration to settle the dispute. The outcome of the arbitration is not known at this time.

         On July 24, 2000 filed a Complaint in the United States District Court, Northern District of Ohio, Western Division, against R3 Management Limited and Mr. Robin Millard. In its Complaint, the Company has asserted that Mr. Millard and R3 Management Limited have willfully and intentionally committed breach of contract, breach of fiduciary duty and misappropriated trade secrets, and is seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. To the date hereof there has been no response from either party to the Company's Complaint.

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
                  27       Financial Data Schedule

(b)      Reports on Form 8-K:

                  A Form 8-K was filed on May 11, 2000, regarding the election of a new member to the Board of Directors, Mr. R. Francis DiPrete.

                        N-VIRO INTERNATIONAL CORPORATION

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 N-VIRO INTERNATIONAL CORPORATION





Date:  August 14, 2000           /s/  J. Patrick Nicholson
      ------------------         -----------------------------------------------
                                 J. Patrick Nicholson
                                 Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)




Date:  August 14, 2000           /s/  James K. McHugh
      ------------------         -----------------------------------------------
                                 James K. McHugh
                                 Chief Financial Officer
                                 (Principal Financial & Accounting Officer)