Form 10-Q
period 2000-09-30
N-VIRO INTERNATIONAL CORP
filed 2000-11-14
CIK 904896

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

                For the quarterly period ended September 30, 2000

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
                                                      ---     ---
     As of November 7, 2000, 2,698,533 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                               Three Months Ended Sept. 30            Nine Months Ended Sept. 30
                                          -----------------------------------------------------------------------------
                                                    2000                1999               2000               1999
                                          -----------------------------------------------------------------------------

Revenues                                         $ 1,083,134         $ 1,354,159        $ 3,302,630        $ 3,482,096

Cost of revenues                                     599,824             593,569          1,810,744          1,683,144
                                          -----------------------------------------------------------------------------

Gross profit                                         483,310             760,590          1,491,886          1,798,952

Selling, general & administrative
     expenses                                        566,103             466,277          1,590,157          1,390,642
                                          -----------------------------------------------------------------------------

Operating income (loss)                              (82,793)            294,313            (98,271)           408,310

Nonoperating income (expense):
    Interest income (expense), net                    (4,820)              5,015             (3,487)             8,976
    Equity in losses of
                  Joint venture                      (68,196)             (2,203)          (128,695)           (23,965)
    Recovery of bad debts written off                      -                   -            275,000                  -
    Miscellaneous income (exp.)                       (5,621)                  -            (28,068)                 -
                                          -----------------------------------------------------------------------------

Income (loss) before income tax
                  (credits)                         (161,430)            297,125             16,479            393,321

Federal and state income tax
                  (credits)                                -                   -                  -                  -
                                          -----------------------------------------------------------------------------

Net income (loss)                               $   (161,430)         $  297,125         $   16,479         $  393,321
                                          =============================================================================


Basic and diluted earnings (loss)
                  per Share                      $     (0.06)          $    0.11          $    0.01           $   0.15
                                          =============================================================================

Weighted average common

                  Shares outstanding               2,637,553           2,611,092          2,633,917          2,552,344
                                          =============================================================================

                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,                December 31,
                                                                              2000                        1999
ASSETS                                                                    (Unaudited)                   (Audited)
                                                                          ------------                 ------------
Current Assets
       Cash and cash equivalents                                          $     99,842                 $    552,846
              Restricted - Certificate of Deposit                              400,000                            -
       Securities available-for-sale                                             1,660                        1,401
       Trade receivables                                                     1,555,933                    1,302,036
       Notes and other receivables                                             196,210                      258,590
       Related party receivables                                                41,212                       48,599
       Prepaid expenses and other assets                                        89,136                       72,260
                                                                          ------------                 ------------

                                           Total current assets              2,383,993                    2,235,732

Property and Equipment                                                         557,400                      596,060

Investment in Florida N-Viro, L.P.                                             661,972                      790,667

Deferred Tax Assets                                                            312,000                      312,000

Intangibles and Other Assets                                                 1,040,123                      837,414
                                                                          ------------                 ------------

TOTAL ASSETS                                                             $   4,955,488                $   4,771,873
                                                                         =============                =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term debt                               $    226,441                 $    111,856
       Accounts payable                                                        753,001                      707,324
       Accrued expenses                                                        312,738                      326,740
                                                                          ------------                 ------------

                                      Total current liabilities              1,292,180                    1,145,920

Long-Term Debt, less current maturities                                        211,528                      240,379

Stockholders' Equity

       Common stock, $.01 par value; authorized
          7,000,000 shares; issued - 2000- 2,696,133
              shares; 1999 - 2,688,133  shares                                  26,962                       26,882
       Additional paid-in capital                                           13,431,825                   13,382,093
       Retained earnings (deficit)                                         (9,389,030)                  (9,405,424)
                                                                          ------------                 ------------
                                                                             4,069,757                    4,003,551
       Less treasury stock, at cost, 57,250 shares                             617,977                      617,977
                                                                          ------------                 ------------
                                                                             3,451,780                    3,385,574
                                                                          ------------                 ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $   4,955,488                $   4,771,873
                                                                         =============                =============


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                               -------------------------------
                                                                  2000                1999
                                                               -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   165,141         $   152,481

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for intangibles and other assets               (275,858)           (178,340)
     Expenditures for property and equipment                      (43,645)             (3,851)
                                                               -----------         -----------

NET CASH USED BY INVESTING ACTIVITIES                            (319,503)           (182,191)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on revolving credit agreement                  120,000                   -
     Repayments of long-term debt                                (115,512)           (109,265)
     Borrowings under long-term obligations                         96,870             175,000
                                                               -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          101,358              65,735
                                                               -----------         -----------

NET INCREASE (DECREASE) IN CASH                                   (53,004)              36,025

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   552,846             322,827
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   499,842          $  358,852
                                                               ===========          ==========


                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2000 may not be indicative of the results of operations for the year ended December 31, 2000. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated and combined financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 1999.

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

        The financial statements are consolidated as of September 30, 2000 and December 31, 1999 for the Company. Adjustments have been made to eliminate all intercompany transactions.

2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $45,000 for the nine months ended September 30, 2000, and $45,000 for the nine months ended September 30, 1999 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.      CONTINGENCIES

        The Company leases office space under an agreement which requires monthly payments of $4,812. The lease expires in December 2002. The total minimum rental commitment at September 30, 2000 is $129,924. The total rental expense included in the statements of operations for the periods ended September 30, 2000 and 1999 is approximately $43,300 and $43,300, respectively.

        During 1994, the Company reacquired territory rights from a former agent and issued 66,250 shares of unregistered common stock. The former agreement stated that if the former agent elected to sell these shares, the Company has guaranteed the former agent $6 per common share.

          In 1999 the Company reached a settlement agreement to modify its royalty agreement with the former agent and the stock price guarantee agreement. As part of this agreement, the former agent was required to pay royalties owed and was not permitted to sell any common stock issued in connection with the original agreement until September 2000 at which time the former agent would be have been allowed to sell up to 10,000 shares per month. The former agent had the right to offset future royalties owing against the difference between the $6 per share guarantee and the fair market value of the stock at the time the shares would have been sold.

          In 2000, this agreement was modified to remove the Company's $6 per share guarantee, to permit sales of up to 15,000 shares per month (with the Company's approval), and to waive the waiting period for sales of stock related to this agreement.

              During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One of the employment agreements expires in July 2002 and called for payments totaling $144,000 annually, through December 1999. Payments for 2000 will total $131,250 under this agreement. The other agreement expires in June 2004 and calls for payments totaling $144,000 annually through December 31, 2000. Payments for 2000 will total $120,000 under this agreement. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement are expected to total $129,000, which will be recognized over the remaining terms of the applicable employment agreement.

          The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation. The effect of these agreements impacted the Company's operations through September 30, 2000 as an expense of $40,324.

         On February 25, 2000, the Company filed a Complaint for Patent Infringement in the United States District Court, Northern District of Ohio, Eastern Division, and Jury Demand against the City of Warren, Ohio. The Company believed that the City of Warren had willfully and intentionally infringed on patents the Company owns and was seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. On April 17, 2000, the City of Warren responded by filing an Answer and Counterclaims against the Company. In July, 2000, the parties entered into arbitration to settle the dispute. On September 14, 2000, the Company and the City of Warren settled for the sum of $100,000, to be paid to the Company in resolution of the dispute. The Settlement Agreement is included as Exhibit 99. The legal fees expended on this dispute impacted the Company's operations through September 30, 2000 as a net expense of approximately $28,000.

         The successful conclusion of the litigation with the City of Warren reinforces both the Company's commitment to defend its intellectual property and the validity of its patents.

         In July, 2000 the Company terminated the license of N-Viro Worldwide, and on July 24, 2000 filed a Complaint in the United States District Court, Northern District of Ohio, Western Division, against R3 Management Limited and Mr. Robin Millard. Mr. Millard is the President and owner of both N-Viro Worldwide and R3 Management Limited. In its Complaint, the Company has asserted that Mr. Millard and R3 Management Limited have willfully and intentionally committed breach of contract, breach of fiduciary duty and misappropriated trade secrets, and is seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. Mr. Millard and R3 Management filed two Motions to Dismiss, which the Company is defending vigorously by filing an Opposition to Defendant's Motion to Dismiss in U.S. District Court, in October, 2000.

         On August 2, 2000, RDP Technologies, Inc. ("RDP") filed a Complaint against the Company in the State of Delaware alleging intentional interference with prospective business relationships. On September 22, 2000, the Company filed a Motion to Dismiss. Subsequently, RDP has filed an Amended Complaint, and in October, 2000 the Company filed an additional Motion to Dismiss for this Amended Complaint. The Company believes that the claims made by RDP in its Complaint and Amended Complaint are without merit and the Company is and will continue to vigorously defend itself in this matter.

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

4.       NEW ACCOUNTING STANDARDS

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101, which, as amended, is effective for the Company for quarters ending after December 15, 2000, summarizes the staff's views in applying generally accepted accounting principles to revenue recognition. The Company has not determined the effects, if any, the SAB may have on its financial statements.

5.      SEGMENT INFORMATION

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

           The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended September 30, 2000 and 1999 (dollars in thousands).

                                              Management        Domestic         Foreign
                                              Operations       Operations       Operations           Total
                                            ----------------  -------------   ---------------   -----------------
                                                                            2000
                                            ---------------------------------------------------------------------
        Revenues                                $     424      $     648        $       11        $      1,083
        Cost of revenues                              342            258               -0-                 600
        Segment profits                                82            390                11                 483
        Identifiable assets                           192            137               -0-                 329
        Depreciation                                    6             12               -0-                  18

                                                                            1999
                                            ---------------------------------------------------------------------
        Revenues                                $     429      $     869        $       56        $      1,354
        Cost of revenues                              283            310               -0-                 593
        Segment profits                               146            559                56                 761
        Identifiable assets                            76            261               -0-                 337
        Depreciation                                    3             12               -0-                  15

A reconciliation of total segment revenues, cost of revenues, and segment profits sales to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended September 30, 2000 and 1999 is as follows (dollars in thousands):

                                                                       2000             1999
                                                                     -------          -------
      Revenues
         Total revenues for reportable segments                      $ 1,083          $ 1,354
                                                                     =======          =======

      Cost of revenues:
         Total cost of revenues for reportable segments              $   600          $   593
         Other                                                           -0-              -0-
                                                                     -------          -------
              Consolidated cost of revenues                          $   600          $   593
                                                                     =======          =======

      Segment profits:
         Segment profits for reportable segments                     $   483          $   761
         Corporate selling, general, and adminis-
           trative expenses                                             (566)            (466)
         Other income (expense)                                          (79)               3
                                                                     -------          -------
              Consolidated Earnings before Interest and
              Taxes                                                  $  (162)         $   297
                                                                     =======          =======

      Depreciation and amortization:
         Depreciation for reportable segments                        $    18          $    15
         Corporate depreciation and amortization                          29               23
                                                                     -------          -------
              Consolidated depreciation and amortization             $    47          $    38
                                                                     =======          =======


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

        Total revenues were $1,083,000 for the quarter ended September 30, 2000 compared to $1,354,000 for the same period of 1999. The net decrease in revenue is due primarily to a decrease in site license revenue. The Company's cost of revenues remained the same for the same period of 2000, but the gross profit percentage decreased to 45% from 56% for the quarters ended September 30, 2000 and 1999. This decrease in gross profit percentage is primarily due to the decrease in site license revenues, which have a high gross profit margin associated with them. Selling, general and administrative costs increased for the comparative period, and losses in the equity of a joint venture and patent litigation costs increased for the same period of 2000. These changes collectively resulted in a net loss of approximately $161,000 for the quarter ended September 30, 2000 compared to net income of $297,000 for the quarter ended September 30, 1999.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

        Overall revenue decreased $271,000, or 20%, to $1,083,000 for the quarter ended September 30, 2000 from $1,354,000 for the quarter ended September 30, 1999. The net decrease in revenue was due primarily to the following:

          a) Licensing of the N-Viro Process, including territory fees, earned the Company $152,000 for the period, a decrease of $255,000 from the same period in 1999;

          b) Alkaline admixture revenue increased $98,000 from the same period ended in 1999;

          c) Research and development revenue decreased $77,000 from the same period ended in 1999;

          d) The Company's processing revenue, including facility management revenue, showed a net decrease of $21,000 over the same period ended in 1999; and,

          e) Testing and miscellaneous revenues decreased $16,000 from the same period ended in 1999.

        Gross profit decreased $277,000, or 36%, to $483,000 for the three months ended September 30, 2000 from $760,000 for the three months ended September 30, 1999. This decrease in gross profit was primarily a result of the decrease in site license revenues, which have a lower associated cost of revenue as a percentage than other types of revenue. The gross profit margin decreased to 45% from 56% for the same three month comparison.

        Selling, general and administrative expenses increased $100,000, or 21%, to $566,000 for the three months ended September 30, 2000 from $466,000 for the three months ended September 30, 1999. The increase was primarily due to an increase in professional fees of $40,000, personnel and related costs of $34,000 and research and development costs $23,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $83,000 for the three months ended September 30, 2000 compared to operating income of $294,000 for the three months ended September 30, 1999.

         Nonoperating income (expense) decreased by $82,000 to a net expense of $79,000 for the three months ended September 30, 2000 from a net income of $3,000 for the three months ended September 30, 1999. The decrease was primarily due to the loss in the equity of a joint venture from a loss of $2,000 in 1999 to a loss of $68,000 in 2000, a decrease in net interest income (expense) of $10,000 from 1999 and the increase in the net costs of patent litigation initiated in 2000 of $6,000.

        For the three months ended September 30, 2000 and 1999, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

        Overall revenue decreased $179,000, or 5%, to $3,302,000 for the nine months ended September 30, 2000 from $3,482,000 for the nine months ended September 30, 1999. The net decrease in revenue was due primarily to the following:

          a) Licensing of the N-Viro Process, including territory fees, earned the Company $305,000 for the period, a decrease of $177,000 from the same period in 1999;

          b) Alkaline admixture revenue increased $214,000 from the same period ended in 1999;

          c) Research and development revenue decreased $61,000 from the same period ended in 1999;

          d) The Company's processing revenue, including facility management revenue, showed a net decrease of $147,000 over the same period ended in 1999; and,

          e) Testing and miscellaneous revenues decreased $8,000 from the same period ended in 1999.

        Gross profit decreased $307,000, or 17%, to $1,492,000 for the nine months ended September 30, 2000 from $1,799,000 for the nine months ended September 30, 1999. This decrease in gross profit was primarily a result of the decrease in site license revenues, which have a lower associated cost of revenue as a percentage than other types of revenue. The gross profit margin decreased to 45% from 52% for the same nine month comparison.

        Selling, general and administrative expenses increased $199,000, or 14%, to $1,590,000 for the nine months ended September 30, 2000 from $1,391,000 for the nine months ended September 30, 1999. The increase was primarily due to an increase in personnel and related costs of $114,000, professional fees of $50,000 and research and development of $33,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $98,000 for the nine months ended September 30, 2000 compared to operating income of $408,000 for the nine months ended September 30, 1999.

         Nonoperating income (expense) increased by $130,000 to income of $115,000 for the nine months ended September 30, 2000 from an expense of $15,000 for the nine months ended September 30, 1999. The increase was primarily due to the recovery of $275,000 in a bad debt previously written off, partially offset by an increase in the net costs of patent litigation initiated in 2000 of $28,000 and an increase in the loss of the equity of a joint venture from a loss of $24,000 in 1999 to a loss of $129,000 in 2000. The bad debt is a Note Receivable from a Canadian licensee, which in previous years was fully reserved in allowance for bad debts.

        For the nine months ended September 30, 2000 and 1999, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had working capital of $1,092,000 at September 30, 2000, compared to working capital of $1,090,000 at December 31, 1999, an increase of $2,000. Current assets at September 30, 2000 included cash and investments of $502,000, which is a decrease of $53,000 from December 31, 1999.

         The Company maintains a $400,000 certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

        In April 2000, the Company renewed its agreement for a line of credit of $1 million (an increase of $500,000 from $500,000 as of December 31, 1999), secured by a certificate of deposit with the lender of $400,000. Borrowings up to $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime minus .5% and borrowings above $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime plus 1%. The balance owed on the line of credit at September 30, 2000 was $120,000.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 25, 2000, the Company filed a Complaint for Patent Infringement in the United States District Court, Northern District of Ohio, Eastern Division, and Jury Demand against the City of Warren, Ohio. The Company believed that the City of Warren had willfully and intentionally infringed on patents the Company owns and was seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. On April 17, 2000, the City of Warren responded by filing an Answer and Counterclaims against the Company. In July, 2000, the parties entered into arbitration to settle the dispute. On September 14, 2000, the Company and the City of Warren settled for the sum of $100,000, to be paid to the Company in resolution of the dispute. The Settlement Agreement is included as Exhibit 99.

         In July, 2000 the Company terminated the license of N-Viro Worldwide, and on July 24, 2000 filed a Complaint in the United States District Court, Northern District of Ohio, Western Division, against R3 Management Limited and Mr. Robin Millard. Mr. Millard is the President and owner of both N-Viro Worldwide and R3 Management Limited. In its Complaint, the Company has asserted that Mr. Millard and R3 Management Limited have willfully and intentionally committed breach of contract, breach of fiduciary duty and misappropriated trade secrets, and is seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. Mr. Millard and R3 Management filed two Motions to Dismiss, which the Company is defending vigorously by filing an Opposition to Defendant's Motion to Dismiss in U.S. District Court, in October, 2000.

         On August 2, 2000, RDP Technologies, Inc. ("RDP") filed a Complaint against the Company in the State of Delaware alleging intentional interference with prospective business relationships. On September 22, 2000, the Company filed a Motion to Dismiss. Subsequently, RDP has filed an Amended Complaint, and in October, 2000 the Company filed an additional Motion to Dismiss for this Amended Complaint. The Company believes that the claims made by RDP in its Complaint and Amended Complaint are without merit and the Company is and will continue to vigorously defend itself in this matter.

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

               27 Financial Data Schedule

               99 Warren Settlement Agreement

        (b) Reports on Form 8-K:

               None.

                        N-VIRO INTERNATIONAL CORPORATION

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          N-VIRO INTERNATIONAL CORPORATION





Date:          November 13, 2000                          /s/  J. Patrick Nicholson
         -----------------------------                    -------------------------
                                                          J. Patrick Nicholson
                                                          Chairman, President and Chief Executive Officer
                                                          (Principal Executive Officer)




Date:          November 13, 2000                          /s/  James K. McHugh
         -----------------------------                    --------------------
                                                          James K. McHugh
                                                          Chief Financial Officer
                                                          (Principal Financial & Accounting Officer)

                                       -14-