Form 10-K
period 2000-12-31
N-VIRO INTERNATIONAL CORP
filed 2001-04-17
CIK 904896

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
|X|                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of registrant's Common Stock in the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") as of March 23, 2001, was approximately $3,705,000.

         The number of shares of Common Stock of the registrant outstanding as of March 23, 2001, was 2,643,683.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held May 10, 2001 are incorporated by reference into
Part III.

================================================================================

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----

                                     PART I

             Item 1.             Business                                                           2

             Item 2.             Properties                                                        10

             Item 3.             Legal Proceedings                                                 11

             Item 4.             Submission of Matters to a Vote of Security Holders               13

                                     PART II

             Item 5.             Market for Registrant's Common Equity and Related                 14
                                 Stockholder Matters

             Item 6.             Selected Financial Data                                           14

             Item 7.             Management's Discussion and Analysis of                           15
                                 Financial Condition and Results of Operations

             Item 7A.            Quantitative and Qualitative Disclosures                          20
                                 About Market Risk

             Item 8.             Financial Statements and Supplementary Data                       21

             Item 9.             Changes in and Disagreements with Accountants                     22
                                 on Accounting and Financial Disclosure

                                    PART III

             Item 10.            Directors and Executive Officers of the Registrant                22

             Item 11.            Executive Compensation                                            22

             Item 12.            Security Ownership of Certain Beneficial Owners                   22
                                 and Management

             Item 13.            Certain Relationships and Related Transactions                    22

                                     PART IV

             Item 14.            Exhibits, Financial Statement Schedules, and                      23
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

         In 1979, Mr. J. Patrick Nicholson and several investors formed N-Viro Energy Systems, Limited (the "Partnership"). The Partnership's initial strategy was to license the N-Viro Process to third parties through independent agents. Each independent agent acted in its respective territory as a marketing and distribution agent of the Partnership, and the Partnership retained the marketing and distribution rights to certain other territories. In early 1993, as a result of the then pending implementation of the 40 CFR part 503 Sludge Regulations (as defined below) and the market environment, the Partnership concluded that a strategy that also included the development and operation, on a contract management basis, of N-Viro facilities for third parties, and of Company-owned and/or co-owned N-Viro facilities, would potentially expand the opportunities to capitalize on the N-Viro Process.

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

         In late 1995, the Company's business strategy changed from being a low cost provider of a process to marketing the N-Viro Process, which produces an "exceptional quality" sludge product, as defined in the 40 CFR part 503 Sludge Regulations under the Clean Water Act of 1987 (the "part 503 Regs"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will build and operate the N-Viro facility. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludges generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis. There are currently over 80 wastewater treatment facilities throughout the world treating sludge using the N-Viro Process. The Company estimates that these facilities are treating and recycling sludge at an annualized rate of over 140,000 dry tons per year.

There are several licensees not currently operating, including both international and domestic contractors or public generators, who are developing or designing site-specific N-Viro facilities.

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

         The Toledo, Ohio facility is managed by the Company through a "Contract Management Agreement" with the City of Toledo. Revenue from the Toledo operation accounts for about 38% of the Company's total revenue. The Company processes a portion of Toledo's wastewater sludge and sells the N-Viro Soil product. This contract with the City of Toledo was renewed in October, 1999, to extend through the year 2004 with a renewable option for an additional five years through 2009. Currently, the contract is in its thirteenth year of operation. The relationship between the City of Toledo and the Company has been satisfactory.

THE N-VIRO PROCESS

         The N-Viro Process is a patented process for the treatment and recycling of bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludges from municipal wastewater treatment facilities. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product under the part 503 Regs.

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

RESEARCH AND DEVELOPMENT

         Research and development on the N-Viro Process is performed primarily by BioCheck Laboratories, Inc. ("BioCheck"). In 2000 the Company spent approximately $90,000 on continuous research on process improvements, and considers its relationship with BioCheck to be satisfactory.

         In 2000 the Company expended approximately $545,000 on research and patent development. Research and development on N-Viro Soil has been, to date, performed primarily by BioCheck and Dr. Terry J. Logan. Research was conducted by Dr. Logan and his staff at The Ohio State University pursuant to a research arrangement with the Company. Through June 30, 1999, Dr. Logan acted as an independent consultant to the Company on a part-time basis and was, and continues to be, a director of the Company. Since July 1, 1999, Dr. Logan has been employed with the Company as President and Chief Operating Officer.

         All participants on the Company's technology council, including Dr. Logan and the officers of BioCheck have contracts with the Company, protecting its rights.

         In addition, grants totaling approximately $500,000 were secured from several sources for process and product research. The United States Department of Agriculture (USDA) funded research on the use of bio-mineral and compost technology to disinfect and immobilize nutrients and metals in animal manure. This research was conducted at USDA's Agricultural Research Service (ARS) laboratory at Beltsville, MD and at BioCheck Labs. The State of Maryland funded a study, conducted with the University of Maryland, to utilize bio-mineral treated poultry manure to reclaim acidic landfill cover. In 1999, two patents were submitted to the U.S. Patent and Trademark Office and to the European Patent Office for disinfection and for phosphorus and trace metal immobilization in animal manure. In late 2000, the U.S. Patent and Trademark Office and to the European Patent Office declared the manure disinfection technology to be patentable and these patents have been applied for. They are expected to be issued in 2001.

         The Company continues to investigate methods to shorten drying time, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several new developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by fixating carbon dioxide in the N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, the Company has developed a dryer system which will reduce processing time while continuing to permit the survival of beneficial microflora. Licensees of the Company began operating dryer facilities in Phillipsburg, New Jersey and Leamington, Ontario Canada in 1995. A new facility in Sarnia, Ontario, Canada came on line in March, 2001. The Company's "BioBlend", which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, is being utilized to produce a topsoil at the new Englewood, Ohio N-Viro facility.

         In 2000, the Department of Agriculture and Food Canada, filed Canadian and U.S. patents on the use of N-Viro Soil to suppress soybean cyst nematode
(SCN), a soil pathogen which can severely reduce soybean yields and for which there is no effective control. SCN damage is a widespread problem throughout soybean growing areas. Research in Canada, and confirmed in Ohio, show that there is potential for N-Viro Soil to increase soybean yields in areas with heavy infestations of SCN. N-Viro is the exclusive licensee for the use patent in the U.S. and internationally. In Canada, the license is held by N-Viro Systems Canada, Inc.

ORGANIZATION

         Day-to-day operations, including management of the Toledo, Ohio facility, and support functions, is directed by the Company's President and Chief Operating Officer. Support functions include alkaline admixture procurement and sales, product market development and sales, regulatory affairs, and licensee support. Domestic sales and marketing and project development is directed by the Company's Executive Vice-President who coordinates internal staff, a network of manufacturers representatives, and consultants. International sales and marketing, legal affairs and stockholder relations is directed by the Company's Chief Executive Officer. The company's Chief Financial Officer has responsibility for all finance and accounting functions and reporting, filings with the Securities and Exchange Commission, and serves as Secretary of the Board.

         Prior to late 1995, the marketing and distribution territories were assigned specifically to divisions of the Company or to its Agents. The following table sets forth the Agents of the Company and the territorial rights of each Agent:

--------------------------------------------------------------------------------
                                   The Agents
================================================================================

                  Agent                                                         Territory
-----------------------------------------------------         ------------------------------------------------------
     N-Viro Systems Canada, Inc...............................Canada
     Nesher Israel Cement, Ltd................................Israel
     Bio-Recycle Pty. Ltd.....................................Australia, New Zealand and Singapore

         In 1995, the Company sold the territorial rights of Europe, Africa and the Middle East and granted an exclusive license for these territories to an investor group headed by Mr. Robin Millard. This group acquired one of the Company's wholly owned subsidiaries, N-Viro Worldwide Limited. In late 2000, an agreement was reached for the Company to reacquire this territory and corresponding Internet marketing capabilities from Mr. Millard in exchange with the Company to dismiss its legal proceedings against Mr. Millard. See Item 3, "Legal Proceedings" for further discussion.

         In January, 2000, the Company acquired the territorial rights from ISG Resources, Inc. (parent company of N-Viro Resources, Inc.) for the states of Colorado, Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, South Dakota and Wyoming. This territory was acquired by a termination of the existing agency agreement and concurrently executing a Memorandum of Understanding to provide an exclusive supply of alkaline materials to the Company, with a competitive market cap on the cost.

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

         Land Application for Beneficial Use. Land application for beneficial use involves the application of sludge or sludge-based products, for non-disposal purposes, including agricultural, silvicultural and horticultural uses and for land reclamation. Under the part 503 Regs, sludge products that meet certain stringent standards with respect to pathogen levels relating to coliform, salmonella, enteric viruses and viable helminth ova counts ("Class A" pathogen levels), levels of various pollutants, including metals, and elimination of attractiveness to pests, such as insects and rodents, are considered by the EPA to be "exceptional quality" sludge products. The Class A pathogen levels are significantly more stringent than the Class B pathogen levels; for example, permitted Class B fecal coliform levels are 2,000 times higher than their Class A counterparts.

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

         Sludge treatment alternatives other than disposal include processes, such as aerobic and anaerobic digestion and lime stabilization, that typically produce lower quality sludge products, and other processes, such as pelletization, composting, high heat lime sterilization and high heat en-vessel lime pasteurization, that produce "exceptional quality" sludge products. Some of these processes have established a significant market presence, and the Company cannot predict whether any of such competing treatment processes will be more or less successful than the N-Viro Process. In 2000, the primary competition to N-Viro technology was the dumping of raw sewage sludge in landfills. While such practices are prohibited in some states (e.g., North Carolina and New Jersey), the practice is accepted by the USEPA.

ENVIRONMENTAL REGULATION

         Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. The Company's operations and those of its licensees are subject to these evolving laws and the implementing regulations. The United States environmental laws which the Company believes are, or may be, applicable to the N-Viro Process and the land application of N-Viro Soil include Resource Conservation and Recovery Act ("RCRA"), as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), the Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), the Clean Air Act of 1970, as amended (the "Clean Air Act"), the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Pollution Prevention Act of 1990 and the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). These laws regulate the management and disposal of wastes, control the discharge of pollutants into the air and water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America. In addition, various states have implemented environmental protection laws that are similar to the applicable federal laws and, in addition, states may require, among other things, permits to construct N-Viro facilities and to sell and/or use N-Viro Soil. There can be no assurance that any such permits will be issued.

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

         In order to ensure compliance with the part 503 Regs, the Company reviews the results of regular testing of sludges required by the EPA to be conducted by wastewater treatment plants, and itself tests N-Viro Soil produced at N-Viro facilities on a regular basis. In general, the Company does not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product. In one N-Viro facility, however, the Company has permitted the use of the N-Viro Process to produce a product that is not an "exceptional quality" sludge product due to the high pollutant levels of the resulting product. This product is not considered to be N-Viro Soil and is used solely for landfill cover at an adjacent landfill. In addition, the Company has previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product.

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

         Existing N-Viro facilities generally have installed "baghouse" technology for alkaline admixture storage and handling operations in order to collect airborne dust. At present, the Company does not believe that any N-Viro facilities will be required to undertake any further measures in order to comply with the Clean Air Act or the existing Clean Air Act Amendments. Ammonia odors of varying strength typically result from sludge treatment processes, including the N-Viro Process. A number of N-Viro facilities have installed ammonia "scrubbers" to reduce ammonia odors produced to varying degrees by the N-Viro Process. The installation of ammonia "scrubbers" is not required by the Clean Air Act or the existing Clean Air Amendments. However, the Company or its licensees may be required under the Occupational Safety and Health Act and state laws regulating nuisances, odors and air toxic emissions to install odor control technology to limit ammonia emissions and odors produced during the N-Viro Process, particularly at N-Viro facilities located near populated residential areas. The amount of ammonia gas produced is dependent upon the type of sludge being treated and the amount and type of alkaline admixture being used.

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

EMPLOYEES

         As of December 31, 2000, the Company had 20 employees in the following capacities: 9 engaged in sales and marketing; 5 in finance and administration; and 6 in operations. The Company considers its relationships with its employees to be satisfactory.

         The Company is a party to a collective bargaining agreement (the "Labor Agreement") covering certain employees of National N-Viro Tech, Inc., a wholly-owned subsidiary of the Company. The employees that are covered by the Labor Agreement work at the Toledo, Ohio N-Viro facility which is operated by the Company on a contract management basis for the City of Toledo. These employees are members of the International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers Local Union No. 20, and the Company considers its relationships with the organization to be satisfactory. At present, the Labor Agreement expires October 31, 2004.

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

         As of December 31, 2000, there were more than 40 N-Viro facilities operating throughout the world. The sludge processing capacity of these facilities ranges from one to 160 dry tons per day. Based upon reports received from N-Viro facilities, the Company estimates they are processing wastewater sludge at an annualized rate of over 140,000 dry tons per year. The chart below summarizes the current annualized sludge processing volume for each of the five largest N-Viro facilities through December 31, 2000.

                ------------------------------------------------------------------------------------
                            Facility Location                Approximate Sludge Processing Volume
                                                                        (dry tons/year)
                ------------------------------------------------------------------------------------
                Middlesex County, New Jersey                                53,400
                ....................................................................................
                Syracuse, New York                                          10,900
                ....................................................................................
                Phillipsburg, New Jersey                                    10,000
                ....................................................................................
                Wilmington, Delaware                                         9,100
                ....................................................................................
                Toledo, Ohio                                                 8,000
                ------------------------------------------------------------------------------------

         All of the existing N-Viro facilities are owned and operated by third parties, with the exception of the Toledo, Ohio facility which has been operated by the Company on a contract management basis since January 1990.

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

SEGMENT INFORMATION

         EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

         Currently, approximately 38% of the Company's revenue is from management operations, 54% from other domestic operations, 6% from research and development grants and the remaining 2% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 8 hereof.

         COMPETITION. The Company competes against companies in a highly competitive market and has fewer resources than most of those companies. Its business competes within and outside the United States principally on the basis of the following factors:

    -----------------------------------------------------------------------------------------------------------------
          SEGMENT         Management Operations     Other Domestic       Foreign Operations         Research &
                                                      Operations                                    Development
    -----------------------------------------------------------------------------------------------------------------
                                                                                                    Innovative
                                  Price                  Price                  Price              Technologies
                          ...........................................................................................
                                                                         Product quality and
                               Reliability            Reputation           specifications        Technical support
                          ...........................................................................................
       COMPETITIVE          Product quality and    Product quality and
        FACTORS               specifications         specifications          Custom design           Reputation
                          ...........................................................................................
                            Responsiveness to                            Equipment financing    Product quality and
                                customer           Technical support         assistance           specifications
                          ...........................................................................................
                            Technical support        Custom design        Technical support        Custom design
                          ...........................................................................................
                                                  Equipment financing                           Equipment financing
                               Reputation             assistance             Reputation             assistance
    -----------------------------------------------------------------------------------------------------------------

         Competitive pressures, including those described above, and other factors could cause the Company to lose market share or could result in decreases in prices, either of which could have a material adverse effect on its financial position and results of operations.

         RISKS OF DOING BUSINESS IN OTHER COUNTRIES. The Company conducts business in markets outside the United States, and expects to continue to do so. In addition to the risk of currency fluctuations, the risks associated with conducting business outside the United States include: social, political and economic instability; slower payment of invoices; underdeveloped infrastructure; underdeveloped legal systems; and nationalization. The Company has not entered into any currency swap agreements which may reduce these risks. The Company may enter into such agreements in the future if it is deemed necessary to do so.

         Current economic conditions in the Asia Pacific region and Latin America have affected the Company outlook for potential revenue there. The Company cannot predict the full impact of this economic instability, but it could have a material adverse effect on our revenues and profits.

ITEM 2.           PROPERTIES

         The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that expires on December 31, 2002. The Company believes its relationship with its lessor is satisfactory.

         In early 1994 the Company purchased a site in Fort Meade, Florida to develop a Company-owned N-Viro processing facility. Construction was started at the site in late 1994 and the facility became operational in early 1995. In December 1995, the Company entered into a Memorandum of Understanding with VFL Technologies, Inc. to jointly own, through a limited partnership named Florida N-Viro, LP ("Florida N-Viro"), the Fort Meade, Florida facility, beginning January 1, 1996. Under this agreement, the Company would contribute the property, plant and equipment to Florida N-Viro in return for approximately $1,000,000. Additionally, each partner would contribute $250,000 to Florida N-Viro for working capital and property improvements. The employees of Fort Meade would become employees of the new company, however, the purpose of this facility would remain essentially unchanged.

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

         In August 2000, a Memorandum of Understanding was entered into between the Company and VFL, clarifying decisions, information and additional operating requirements of Florida N-Viro. Later that month, the Company loaned Florida N-Viro $120,000 cash to help meet operating expenses, and was issued a Promissory Note. An additional $50,000 cash was loaned in November, 2000 under similar circumstances, and a second Promissory Note was issued to the Company. Both Notes are unsecured and are payable on demand, and both bear interest at 9.75%.

         In January 2001, a Special Meeting of the Board of Directors of Florida N-Viro LLC was held. Among the decisions made were amendments to both the Partnership Agreement and the Memorandum of Understanding entered into in August, 2000. The aggregate ownership percentages in the Florida investment of the Company and VFL were amended to 47.5% and 52.5%, respectively, effective January 1, 2001. Also, a decision was made to relieve the requirement of the Company from funding any additional losses of Florida N-Viro, provided the Company loan an additional total of $180,000 between January and February, 2001, to be evidenced by a third Promissory Note. The Note is unsecured, due on demand and bears interest at a rate tied to a local Bank or the Applicable Federal Rate, whichever is higher. All loans made by the Company to Florida N-Viro in 2000 and 2001, were made to equalize each partner's advances to the partnership, required after additional monies were advanced by VFL during 2000.

         Because of the joint development of early N-Viro patents with the Medical College of Ohio ("MCO"), in 1995 the Company and MCO agreed that the rights of MCO to any intellectual property of value to the Company which currently may be in development or patentable is equivalent to $51,900 for MCO's portion of royalties through the year ending December 31, 2000. The Company and MCO have also agreed that future claims to the N-Viro Soil process is only 1/4 of 1% of technical revenues. MCO rights to BioBlend and other new N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies.

ITEM 3.           LEGAL PROCEEDINGS.

         On October 1, 1998, Hydropress Environmental Services, Inc. ("Hydropress") filed suit against the Company in the United States District Court for the District of New Jersey captioned Hydropress Environmental Services, Inc., v. N-Viro International Corp. (No. 98-4573). The suit sought a declaratory judgment as to Hydropress' rights and duties related to certain obligations pursuant to a license agreement and a prior settlement agreement related to the license agreement. Hydropress filed the Complaint, but failed to obtain service of process upon the Company.

         As of March 22, 1999, Hydropress and the Company entered into a Settlement Agreement that provided, among other things, for the dismissal of the suit; mutual limited releases; agreements as to past due amounts that Hydropress owed the Company, as well as a basis for determining future amounts; and an agreement that, for a period of eighteen (18) months from the date of the settlement agreement, Hydropress would not sell any of the 66,250 shares of Company stock, as adjusted, that it had been issued in connection with a prior settlement agreement, and that Hydropress could thereafter sell no more than 10,000 shares of the Company's stock per month.

         On February 15, 2000, Hydropress and the Company modified the March, 1999 agreement by agreeing to allow Hydropress to sell shares of the Company's stock before the eighteen-month period, in addition to increasing the maximum amount of shares it could sell without approval from the Company in any one month to 15,000 shares. In exchange, Hydropress released the Company from its minimum price guarantee obligations under the March 22, 1999 Settlement Agreement. The Company understands the letter agreement dated February 15, 2000 to excuse it entirely from its obligation to guarantee Hydropress' receipt of proceeds of at least $6.00 per share from the sale of the Company stock. This is consistent with the position taken in the Company's public filings under and pursuant to the terms of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, as well as the Company's audited financial statements.

         In late September of 2000, representatives of Hydropress informed the Company that Hydropress maintains that the $6.00 per share guarantee of proceeds in favor of Hydropress is still in effect. On November 28, 2000, the Company brought suit in the United States District Court for the Northern District of Ohio, Western Division (case number 3:00CV7733) (the "Ohio Action") against Hydropress. The Complaint sought a declaratory judgment that the minimum price guarantee was no longer in effect. At the time of filing the Complaint, the value of the Company's guarantee, if it were still in effect at the time of the Complaint, would have ranged between $238-$254,000.

         On December 1, 2000, Hydropress filed a Complaint against the Company in the United States District Court for the District of New Jersey, Western Division (case number 00-CV-5908) (the "New Jersey Action") also seeking a declaratory judgment on the identical issue. Hydropress also filed a motion in the Ohio Action asking the judge to dismiss the Ohio Action or transfer it to New Jersey based on a forum selection clause in one of the contracts at issue. The judge's ruling on the motion was that the company should file a similar motion in New Jersey and allow the New Jersey judge to decide.

         The Company subsequently dismissed the Ohio Action without prejudice. Thus, it will be litigating the case in New Jersey. The Company has filed a counterclaim in the New Jersey Action seeking damages for royalties that Hydropress owes the Company. There is some uncertainty in the amount of damages owed because of the legal theories involved. The likely range is between $120-$180,000.

         Hydropress, in turn, filed counterclaims in response to the Company's counterclaims. Hydropress' first claim seeks damages based on an alleged indemnification that the Company allegedly breached by not indemnifying Hydropress for costs incurred in connection with Hydropress' releasing emissions of volatile organic compounds in excess of permitted levels. Hydropress' second claim is that the Company has wrongfully terminated Hydropress' February 28, 1994 Patent License Agreement. Hydropress alleges that it has incurred costs in excess of two million dollars as a result of its emission problem but seeks damages in an unspecified amount and a declaration that the Company is obligated to continue indemnifying Hydropress in the matter. The Company intends to vigorously contest Hydropress' claims.

         On February 25, 2000, the Company filed a Complaint for Patent Infringement in the United States District Court for the Northern District of Ohio against the City of Warren, Ohio. The Company believed that the City of Warren had willfully and intentionally infringed patents the Company owns and was seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. On April 17, 2000, the City of Warren responded by filing an Answer and Counterclaims against the Company. On September 14, 2000, the Company and the City of Warren settled the dispute, with the City of Warren paying the Company the sum of $100,000. The successful conclusion of the litigation with the City of Warren reinforces the Company's commitment to defend its intellectual property.

         In July, 2000 the Company terminated the license of N-Viro Worldwide Limited. On July 25, 2000, the Company filed suit against Robin Millard and R3 Management Limited ("R3M") in the United States District Court for the Northern District of Ohio, Western Division. The suit sought damages for breach of contract, breach of fiduciary duty and related torts based on intellectual property developed by Mr. Millard that the company contends is owned by the Company. The parties have subsequently resolved the suit, and are in the process of drafting the final settlement agreements. The Company will become the direct licensor on three licenses on which R3M's subsidiary, N-Viro Worldwide, is currently the licensor. R3M will license the disputed technology to the Company. The parties will reconcile amounts owed to each other and offset the debts owed to each without any funds changing hands, other than a $5,000 lump-sum royalty payment from the Company to R3M.

         In August, 2000, RDP Technologies, Inc. ("RDP") filed a Complaint against the Company in the United States District Court for the District of Delaware, alleging intentional interference with prospective business relationships and common law unfair competition. In September, 2000, RDP filed an Amended Complaint, adding a claim for a declaratory judgment of patent noninfringement, invalidity and unenforceability with respect to two of the Company's patents. The Company filed an Answer to Amended Complaint on January 5, 2001, and subsequently filed a motion for summary judgment on each of RDP's claims. The Company is currently awaiting the Delaware court's decision on that motion. The Company believes that the claims made by RDP in its Amended Complaint are without merit and the Company is and will continue to vigorously defend itself in this matter.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                           AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is listed in the Nasdaq Small Cap Market under the symbol "NVIC". The price range of the Common Stock in the Market since January 1, 1999, was as follows:

-------------------------------------------------------------------------------------------------------
                     Quarter                                  High                      Low
-------------------------------------------------------------------------------------------------------
First 1999                                                 2 & 11/16                  1 & 3/16
 .......................................................................................................
Second 1999                                                 2 & 3/4                      2
 .......................................................................................................
Third 1999                                                  2 & 9/16                  1 & 3/4
 .......................................................................................................
Fourth 1999                                                    2                      1 & 1/4
 .......................................................................................................
First 2000                                                  5 & 3/4                  1 & 21/32
 .......................................................................................................
Second 2000                                                 5 & 1/4                  2 & 15/16
 .......................................................................................................
Third 2000                                                 3 & 15/16                  2 & 9/16
 .......................................................................................................
Fourth 2000                                                    3                      1 & 3/8
-------------------------------------------------------------------------------------------------------

The Company's stock price closed at $2.375 per share on March 23, 2001.

HOLDERS

         As of March 23, 2001, the number of holders of record of the Company's Common Stock was approximately 1,420.

DIVIDENDS

         The Company has never paid dividends with respect to its Common Stock.

UNREGISTERED SALES OF SECURITIES

         None.

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

         The following selected consolidated statement of operations data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000; and the consolidated balance sheet data set forth below as of December 31, 1996, 1997, 1998, 1999 and 2000 respectively, have been derived from the financial statements of the Company which have been audited by McGladrey & Pullen, LLP, independent auditors for the years ending December 31, 1996, 1997 and 1998, and Hausser + Taylor, LLP, independent auditors for the year ended December 31, 1999 and 2000. In the opinion of management, the financial data presented below reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                      ------------ ------------ ------------ ------------ -------------
                                        12/31/00     12/31/99     12/31/98     12/31/97      12/31/96
                                      ------------ ------------ ------------ ------------ -------------
Revenues                                 $4,166       $4,749       $3,929       $4,053        $3,624
 .......................................................................................................
Net income (loss)                          (845)         471         (373)         534          (193)
 .......................................................................................................
Net income (loss) per share              $(0.32)      $ 0.18       $(0.15)      $ 0.23        $(0.09)
 .......................................................................................................


BALANCE SHEET DATA (IN THOUSANDS):

                                     ------------ ------------ ------------- ------------ ------------
                                       12/31/00     12/31/99      12/31/98     12/31/97     12/31/96
                                     ------------ ------------ ------------- ------------ ------------
Total assets                             $4,752       $4,772       $3,783       $4,423        $4,167
 .......................................................................................................
Notes payable                            $  649       $  352       $  161       $  278        $1,188
 .......................................................................................................
Shareholder Advance                      $   22       $   49       $   47       $  n/a        $  197
 .......................................................................................................


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with "Selected Financial Data" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

         The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------ ------------------ -------------------
                                                          2000               1999                1998
 ....................................................------------------ ------------------ -------------------
Technology fees                                            24.0%              36.7%              29.3%
 ...................................................................... .................. ...................
Facility management                                        36.5%              33.8%              36.0%
 ...................................................................... .................. ...................
Products and services                                      39.5%              29.5%              34.7%
 ....................................................------------------ ------------------ -------------------
                                            Totals        100.0%             100.0%             100.0%
                                                    ------------------ ------------------ -------------------

Technology fee revenues consist of: royalty revenue, which represent ongoing amounts received from licensees for continued use of the N-Viro Process and are typically based on volumes of sludge processed; license and territory fees, which represent non-recurring payments for the right to use the N-Viro Process in a specified geographic area or at a particular N-Viro facility; research & development revenue, which represent payments from federal and state agencies awarded to the Company to fund ongoing site-specific research utilizing the N-Viro technology.

Facility management revenues are recognized under contracts where the Company itself utilizes the N-Viro Process to treat sludge, pursuant to a fixed price contract.

Product and service revenues consist of: alkaline admixture revenue, which represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by the Company and the Agents to N-Viro facilities; N-Viro Soil sales, which represent either revenue received from sales of N-Viro Soil sold by N-Viro facilities, or through sales of N-Viro Soil sold directly by the Company; commissions earned on sales of equipment to an N-Viro facility; rental of equipment to a licensee or agent; testing income, which represent fees charged for the periodic quality control of the N-Viro Soil produced.

The Company's policy is to record fully revenues payable pursuant to agency and license agreements when the Company has fulfilled its obligations under the relevant contract, except when the license agreement pertains to a foreign contract. In this case revenue is recorded when cash is received and when the Company has fulfilled its obligations under the relevant contract.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.

                                       --------------- ------------- --------------- ------------- ---------------
       (Dollars in thousands)            Year Ended     Period to      Year Ended     Period to      Year Ended
                                        December 31,      Period      December 31,      Period      December 31,
                                            2000        Percentage        1999        Percentage        1998
                                                          Change                        Change
                                       --------------- ------------- --------------- ------------- ---------------
COMBINED STATEMENT OF
    OPERATIONS DATA:

Revenues                                    $   4,166       (12.3%)         $ 4,750         20.9%        $  3,929

Cost of revenues                                2,437         8.6%            2,245         19.2%           1,883
                                       ---------------               ---------------               ---------------

Gross profit                                    1,729       (31.0%)           2,505         22.4%           2,046

Operating expenses                              2,408        21.8%            1,977        (17.7%)          2,386
                                       ---------------               ---------------               ---------------

Operating income (loss)                          (679)      *                   528       *                  (340)

Non-operating income (expense)                    146       *                   (57)      *                   (33)
                                       ---------------               ---------------               ---------------

Income (loss) before income tax
expense                                          (533)      *                   471       *                  (373)
Federal and state income tax expense              312       *                     0       *                     0
                                       ---------------               ---------------               ---------------

Net income (loss)                           $    (845)      *               $   471       *              $   (373)
                                       ===============               ===============               ===============


PERCENTAGE OF REVENUES:

Revenues                                        100.0%                        100.0%                        100.0%

Cost of revenues                                 58.5                          47.3                          47.9
                                       ---------------               ---------------               ---------------

Gross profit                                     41.5                          52.7                          52.1

Operating expenses                               57.8                          41.6                          60.7
                                       ---------------               ---------------               ---------------

Operating income (loss)                         (16.3)                         11.1                          (8.6)

Non-operating income (expense)                    3.5                          (1.2)                         (0.9)
                                       ---------------               ---------------               ---------------

Income (loss) before income tax
expense                                         (12.8)                          9.9                          (9.5)
Federal and state income tax expense              7.5                           0.0                           0.0
                                       ---------------               ---------------               ---------------

Net income (loss)                               (20.3%)                         9.9%                         (9.5%)
                                       ===============               ===============               ===============


* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 WITH YEAR ENDED DECEMBER 31, 1999

         Revenues decreased $583,000, or 12%, to $4,166,000 for the year ended December 31, 2000 from $4,749,000 for the year ended December 31, 1999. The decrease in revenue was due to the following: revenues from one-time domestic license or international territory fees decreased $523,000, to $236,000 for 2000 from $759,000 for 1999; revenues from existing on-line facilities decreased $60,000 to $3,930,000 from $3,990,000 for 1999, primarily from a decrease in royalties of $149,000, a decrease in management fee operations of $85,000 and a decrease in revenue from research + development projects of $75,000, offset by an increase in alkaline admixture revenue of $299,000. In 2000 the Company recorded approximately $25,000 in gross royalty revenue from its former European licensee, N-Viro Worldwide, Ltd., a decrease of $75,000 from 1999.

         Gross Profit decreased $776,000, or 31%, to $1,729,000 for the year ended December 31, 2000 from $2,505,000 for the year ended December 31, 1999. The decrease in gross profit was primarily due to the decrease in revenues from one-time domestic license or international territory fees, and royalty fee revenue. This revenue has a higher gross profit associated with them than other types of revenue. The Company's largest percentage increase in revenue in 2000 was from the sale of alkaline admixture, which traditionally has a lower gross profit margin than the Company's overall margin. The overall gross profit margin decreased to 42% in 2000 from 53% for 1999. This decrease in gross profit margin was primarily due to the decrease in one-time fees and royalty fee revenue, and furthered by the increase in alkaline admixture revenue, which are at higher and lower gross profit margins, respectively. The gross profit margin from existing on-line facilities decreased to 39% from 46% for 1999, primarily from the aforementioned increase in alkaline admixture revenue.

         Operating expenses increased $432,000, or 22% to $2,408,000 for the year ended December 31, 2000 from $1,976,000 for the year ended December 31, 1999. The Company increased expenditures for salaries and employee benefits by $141,000, the net cost (after a $100,000 settlement recovery) of patent litigation initiated in 1999 by $123,000, legal and other professional fees by approximately $120,000, research & development by approximately $41,000 and sales, promotion, administrative overhead and outside consultants by a combined total of $7,000. The Company anticipates its increase in operating expense in 2000 will translate into increased sales of the N-Viro technology in the near future.

         Nonoperating income (expense) increased by $215,000 to income of $146,000 for the year ended December 31, 2000 from an expense of $69,000 for the year ended December 31, 1999. The increase was primarily due to the recovery of $275,000 of a bad debt previously written off, and an increase in the loss in the equity of a joint venture from a loss of $69,000 in 1999 to a loss of $129,000 in 2000. The bad debt previously written off was a note receivable from a Canadian licensee, which was fully reserved for in allowance for bad debts. See the discussion below of the investment in the Ft. Meade, Florida operation.

         In 1997, the Company recorded a deferred tax asset and a corresponding income tax benefit of $312,000 to recognize the benefit of $800,000 in loss carryforwards expected to be realized. The Company believed that sufficient taxable income would be generated in the near term, as the Company had changed its strategic focus to its profitable core business. Based on the results of the Company's 2000 operating performance, the Company believes that the recording of a deferred tax asset for the tax benefit of its net operating loss carryforward is no longer appropriate. As a result, in 2000, the Company has provided an additional valuation allowance against the tax benefit associated with the net operating loss and recognized expense of $312,000 to reduce the recorded tax benefit of the net operating loss carryforwards to $-0-.

         The Company recorded a net loss of $845,000 for the year ended December 31, 2000 compared to net income of $471,000 for the year ended December 31, 1999.

         In early 1996 the Company completed the transfer of its interest in the Fort Meade, Florida facility. The Company incurred a loss of approximately $129,000 on its share of Florida N-Viro, LLP in 2000, an increased loss of $60,000 from 1999. The Company anticipates this operation to continue to be unprofitable in 2001, but has taken steps to minimize the impact of Florida N-Viro on its net profit and cash flow. The audited financial statements of Florida N-Viro are included in this document after the Company's financial statements as Item 14(d), Financial Statements of Subsidiaries not Consolidated.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 WITH YEAR ENDED DECEMBER 31, 1998

         Revenues increased $820,000, or 21%, to $4,749,000 for the year ended December 31, 1999 and $3,929,000 for the year ended December 31, 1998. The increase in revenue was due to the following: revenues from one-time domestic license or international territory fees increased $326,000, to $759,000 for 1999 from $433,000 for 1998; revenues from existing on-line facilities increased $494,000 to $3,990,000 from $3,496,000 for 1998, primarily from an increase in management fee operations of $190,000 and an increase in revenue from research + development projects of $250,000. In 1999 the Company recorded approximately $100,000 in gross royalty revenue from our European licensee, N-Viro Worldwide.

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

         Operating expenses decreased $410,000, or 17% to $1,976,000 for the year ended December 31, 1999 from $2,386,000 for the year ended December 31, 1998. The Company increased expenditures for salaries and employee benefits by $71,000, but decreased outlays for sales, promotion, administrative overhead and outside consultants expense totaling $235,000. Legal and other professional fees also decreased by approximately $100,000. Operating expenses were further reduced by a decrease in bad debt write-offs of $76,000. Finally, the Company had recognized a non-recurring expense of $73,000 in 1998 for the prior-year acquisition of its Eastern U.S. agency. The Company does not believe its decrease in operating expenses in 1999 will impede future sales of the N-Viro technology.

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

         The Company recorded a deferred tax asset (credit) of $312,000 in 1997, to recognize the future tax benefit of a federal net operating loss carryforward to offset anticipated net income for years starting in 1998. The effective tax rate used was 39%. Realization of the asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforward. Although realization is not assured, management believed it was more likely than not that all of the recorded deferred tax asset will be realized. There was no additional income or expense recorded in 1999; however, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $311,000 at December 31, 2000 compared to $1,090,000 at December 31, 1999, a decrease of $779,000. Current assets at December 31, 2000 included cash and investments of $548,000 (including restricted cash of $417,666), which is a decrease of about $7,000 from December 31, 1999. The decrease in working capital was principally due to the operating loss for the year.

         In 2000 the Company's operating cash flow reverted to negative towards the end of the fiscal year, and the Company was not as timely as it had been previously in its payments to unsecured trade vendors. No unusual cash transactions were recorded in 2000.

         In 1997 the Company obtained a working capital line of credit of $200,000 and in the third quarter of 1998 the line was increased to $500,000. This debt was collateralized by a certificate of deposit with the lender, accounts receivable, inventories and equipment, assignment of the Contract between the City of Toledo and the Company, is due on demand, and, the Company must maintain certain financial covenants. In April 2000, the Company renewed its agreement for a line of credit of $1 million (an increase of $500,000 from $500,000 as of December 31, 1999), secured by a certificate of deposit with the lender of $400,000, with all other terms similar as agreed to in 1998. Borrowings up to $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime minus .5%, and borrowings above $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime plus 1%. The Company is in violation of financial convenants contained in the agreement, concerning the maintenance of positive net income for the fiscal year and minimum tangible net worth. The Company's bank waived these violations in light of the Company's net loss for the year ended December 31, 2000. The balance owed on the line-of-credit at December 31, 2000 was $300,000.

         The normal collection terms for accounts receivable are approximately 60 days for a majority of the customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing.

         The Company believes that its working capital, together with the line of credit, will provide sufficient cash to meet the Company's cash requirements through 2001.

         As a result of the current market development and also due to a significant increase in public and private interest in the safe and responsible management of animal manure, a 1.5 billion ton market vs. a 40 million ton sewage sludge market in the USA, the Company is optimistic for 2001 and beyond, and anticipates that it will continue to see an increase in the sale and use of N-Viro technology. Moreover, public recognition (e.g., President's Commission on Food Safety) of the dangers of farm-derived pathogens in our food and water supply, and awareness of the highly negative impact of currently acceptable organic disposal practices on the ozone and global warming crisis, is creating renewed awareness of the long term ecological sustainability of N-Viro type concepts.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK

         As of December 31, 2000, the Company held $400,000 in a certificate of deposit with its bank. Market risk is considered to be low, with the potential for loss of earnings, value or other changes in interest rates to be immaterial to the Company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                              Page
                                                                                                              ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE
    FINANCIAL STATEMENTS                                                                                 F-3 - F-4

FINANCIAL STATEMENTS
    Consolidated balance sheets                                                                          F-5 - F-6
    Consolidated statements of operations                                                                      F-7
    Consolidated statements of stockholders' equity                                                            F-8
    Consolidated statements of cash flows                                                                      F-9
    Notes to consolidated financial statements                                                         F-10 - F-25

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON
    ACCOMPANYING INFORMATION                                                                           F-26 - F-27

ACCOMPANYING INFORMATION
    Schedule II - valuation and qualifying accounts and reserves                                              F-28

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Board of Directors
N-Viro International Corporation
Toledo, Ohio

        We have audited the accompanying consolidated balance sheets of N-Viro International Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We did not audit the 2000 or 1999 financial statements of Florida N-Viro, L.P., a limited partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 14% and 17% of total assets as of December 31, 2000 and 1999 and the net loss of this partnership represents an 18% increase in the net loss of the Company for the year ended December 31, 2000, and a 13% reduction of the net income (before such net loss) of the Company for the year ended December 31, 1999. The financial statements of this partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts and information relating to this partnership, is based solely on the reports of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of N-Viro International Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                         /s/   HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 16, 2001

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Board of Directors
N-Viro International Corporation
Toledo, Ohio

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of N-Viro International Corporation for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows of N-Viro International Corporation for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                             /s/ McGladrey & Pullen, LLP


Elkhart, Indiana
March 5, 1999

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                                     2000                    1999
                                                            -----------------------------------------------
ASSETS
CURRENT ASSETS Cash and cash equivalents:
       Unrestricted                                                $       128,485           $     552,846
       Restricted                                                          417,666                       -
   Securities available-for-sale                                             1,401                   1,401
   Receivables:
       Trade, net of allowance of $144,564 in 2000 and
              $128,600 in 1999                                           1,500,514               1,302,036
       Notes and other, net of allowance of $-0- in 2000
              and $330,980 in 1999                                          22,540                 258,590
       Related parties                                                      21,912                  48,599
   Prepaid expenses and other assets                                        83,569                  72,260
                                                            -----------------------------------------------
              Total current assets                                       2,176,087               2,235,732

PROPERTY AND EQUIPMENT                                                     581,196                 596,060

INVESTMENT IN FLORIDA N-VIRO, L.P.                                         661,966                 790,667

DEFERRED TAX ASSETS                                                              -                 312,000

INTANGIBLE AND OTHER ASSETS                                              1,332,728                 837,414
                                                            -----------------------------------------------

                                                                   $     4,751,977           $   4,771,873
                                                            ===============================================


   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                     2000                    1999
                                                            -----------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
      Current maturities of long-term debt                           $     119,992           $     111,856
      Line-of-credit                                                       300,000                       -
      Accounts payable                                                   1,085,872                 707,324
      Accrued liabilities                                                  359,672                 326,740
                                                            -----------------------------------------------
              Total current liabilities                                  1,865,536               1,145,920

LONG-TERM DEBT, LESS CURRENT MATURITIES                                    228,738                 240,379

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value
       Authorized - 7,000,000 shares
       Issued - 2000 - 2,700,933 shares; 1999 - 2,688,133
            shares                                                          27,010                  26,882
     Additional paid-in capital                                         13,498,602              13,382,093
     Retained earnings (deficit)                                       (10,249,932)             (9,405,424)
                                                            -----------------------------------------------
                                                                         3,275,680               4,003,551

         Less treasury stock, at cost, 57,250 shares in
               2000 and 1999                                               617,977                 617,977
                                                            -----------------------------------------------
              Total stockholders' equity                                 2,657,703               3,385,574
                                                            -----------------------------------------------

                                                                     $   4,751,977           $   4,771,873
                                                            ===============================================



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 2000, 1999, and 1998



                                                                 2000            1999            1998
                                                            ------------------------------------------------

REVENUES                                                       $  4,166,435    $  4,749,427    $  3,929,317

COST OF REVENUES                                                  2,436,942       2,244,540       1,883,529
                                                            ------------------------------------------------

GROSS PROFIT                                                      1,729,493       2,504,887       2,045,788

OPERATING EXPENSES
   Selling, general and administrative                            2,183,896       1,916,009       2,327,575
   Patent litigation expense                                        135,272          12,145               -
   Research and development                                          89,082          48,298          58,478
                                                            ------------------------------------------------
                                                                  2,408,250       1,976,452       2,386,053
                                                            ------------------------------------------------

OPERATING INCOME (LOSS)                                            (678,757)        528,435        (340,265)

NONOPERATING INCOME (EXPENSE)
   Interest income (expense), net                                       (50)         12,283          32,372
   Recovery of bad debt allowance                                   275,000               -               -
   Equity in losses of joint venture                               (128,701)        (69,344)        (65,110)
                                                            ------------------------------------------------
                                                                    146,249        (57,061)         (32,738)
                                                            ------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                  (532,508)        471,374        (373,003)
   Federal and state income tax expense                             312,000               -               -
                                                            ------------------------------------------------

NET INCOME (LOSS)                                              $   (844,508)   $    471,374    $   (373,003)
                                                            ================================================


Basic and diluted earnings (loss) per share                    $      (0.32)   $       0.18    $      (0.15)
                                                            ================================================

Weighted average common shares outstanding                        2,635,475       2,563,121       2,463,667
                                                            ================================================



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                  Years Ended December 31, 2000, 1999 and 1998


                                                            Additional      Retained
                                               Common        Paid-in        Earnings       Treasury
                                                Stock        Capital        (Deficit)       Stock         Total
                                            -------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997                        27,558     13,359,552     (9,503,795)   (1,117,977)     2,765,338
   Net loss                                             -              -       (373,003)            -       (373,003)
   Issuance of common stock for
       fees and services                              740        217,031              -             -        217,771
   Other                                                -         55,842              -             -         55,842
                                           --------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1998                        28,298     13,632,425     (9,876,798)   (1,117,977)     2,665,948
   Net income                                           -              -        471,374             -        471,374
   Issuance of common stock for
       fees and services                               84         11,766              -             -         11,850
   Sale of common stock, net of
       expenses of $1,288                           1,000        197,712              -             -        198,712
   Retirement of treasury stock                    (2,500)      (497,500)             -       500,000              -
   Other                                                -         37,690              -             -         37,690
                                           --------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                        26,882     13,382,093     (9,405,424)     (617,977)     3,385,574
   Net loss                                             -              -       (844,508)            -       (844,508)
   Exercise of qualified stock options                 24          3,726              -             -          3,750
   Issuance of common stock for
       fees and services                              104         28,014              -             -         28,118
   Other                                                -         84,769              -             -         84,769
                                           --------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000                      $ 27,010   $ 13,498,602  $ (10,249,932)  $ (617,977)     $2,657,703
                                            =========================================================================





   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2000, 1999 and 1998

                                                                            2000         1999         1998
                                                                        ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                    $  (844,508)   $  471,374    $(373,003)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Deferred income taxes                                               312,000             -            -
         Loss on the sale of fixed assets                                        755             -            -
         Depreciation and amortization                                       188,398       175,574      169,807
         Provision for bad debts                                            (315,016)            -       40,000
         Issuance of common stock and options for fees and services          112,887        49,540      299,092
         Other                                                               155,031        72,234       63,596
         Increase in receivables                                            (214,442)     (616,721)     (21,007)
         (Increase) decrease in prepaid expenses                             (11,309)        9,384       10,416
         Increase (decrease) in accounts payable and accrued
         liabilities                                                         411,480        77,84 7    (329,891)
                                                                        ---------------------------------------
              Net cash provided by (used in) operating activities           (204,724)      239,232     (140,990)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in restricted cash and cash equivalents                      (417,666)            -            -
    Collection of contract receivable                                              -             -      671,521
    Purchases of property and equipment                                      (49,147)     (130,638)     (67,041)
    Proceeds from sale of equipment                                            6,000             -            -
    Collections from (advances to) related parties                            26,687        (1,809)     (46,790)
    Increase in notes receivable                                            (174,611)      (52,138)           -
    Collections on notes receivable                                          371,415       141,387      103,203
    Expenditures for intangible and other assets                            (233,585)      (63,275)     (21,139)
    Additional investment in Florida N-Viro, L.P.                                  -        (7,500)           -
                                                                        ---------------------------------------
              Net cash provided by (used in) investing activities           (470,907)     (113,973)     639,754

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (payments) on line of credit                              300,000             -     (120,000)
    Borrowings under long-term obligations                                    77,162       161,127       67,000
    Principal payments on long-term obligations                             (129,642)     (105,079)    (129,135)
    Proceeds from sale of common stock                                             -        48,712            -
    Other                                                                      3,750             -      (25,479)
                                                                        ---------------------------------------
              Net cash provided by (used in) financing activities            251,270       104,760     (207,614)
                                                                        ---------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                             (424,361)      230,019      291,150

CASH AND CASH EQUIVALENTS - BEGINNING                                        552,846       322,827       31,677
                                                                        ---------------------------------------

CASH AND CASH EQUIVALENTS - ENDING                                       $   128,485    $  552,846    $ 322,827
                                                                        =======================================


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

       B. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               For purposes of the statements of cash flows, the Company considers all certificates of deposit with initial maturities of 90 days or less to be cash equivalents.

               Restricted cash consists of a certificate of deposit which is held as collateral against the Company's line-of-credit.

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

               Research and development revenue is recognized as work is performed and billed to the contracting entity.

       I. Earnings (Loss) Per Common Share - Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. The effects of the stock options were to increase the weighted average number of shares by 9,804 for the year ended December 31, 1999. For the years ended December 31, 2000 and 1998, the amounts are excluded from the diluted per share calculation because they would be antidilutive.

       J. New Accounting Standards - On October 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

               In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133", is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The Company does not anticipate a material effect on its financial statements as a result of the adoption of this statement.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.        BALANCE SHEET DATA

               TRADE RECEIVABLES:

               Trade receivables in the accompanying balance sheets at December 31, 2000 and 1999 are stated net of an allowance for doubtful accounts of $144,564 and $128,600, respectively.

               NOTES AND OTHER RECEIVABLES:

               The Company has notes receivable with customers and various other parties, totaling $234,034 in 2000 and $439,570 in 1999. The amounts in the accompanying balance sheets at December 31, 2000 and 1999 are stated net of an allowance for doubtful accounts of $-0- and $330,980, respectively. Unsecured, 9.75% demand (deemed to be non-current by management) notes receivable totaling $174,611 are due from Florida N-Viro, the Company's joint venture investee. A note receivable of $59,393, $22,540 of which is current, is due from a non-related licensee. In addition, at December 31, 1999, the Company had a $150,000 receivable in connection with the sale of stock.

               The Company has various unsecured notes receivable from related parties totaling $21,912 in 2000 and $48,599 in 1999, which bear interest at 6% and are due on demand.

               PROPERTY AND EQUIPMENT (AT COST):

                                                                                 2000                   1999
                                                                         ---------------------   -------------------

                  Land and leasehold improvements                                  $   44,911            $   44,911
                  Equipment                                                         1,252,342             1,183,445
                  Furniture and fixtures                                              195,719               192,559
                                                                         ---------------------   -------------------
                                                                                    1,492,972             1,420,915
                  Less accumulated depreciation and amortization                      911,776               824,855
                                                                         ---------------------   -------------------

                                                                                   $  581,196            $  596,060
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

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.        BALANCE SHEET DATA (CONTINUED)

               INVESTMENT IN FLORIDA N-VIRO, L.P. (CONTINUED):

               Condensed financial information of the partnership as of December 31, 2000 and 1999 is as follows:

                                                                           2000                      1999
                                                                   ---------------------     ----------------------
                      Current assets                                       $    387,650               $    393,137
                      Long-term assets                                        2,270,824                  2,005,429
                                                                   ---------------------     ----------------------
                                                                           $  2,658,474               $  2,398,566
                                                                   =====================     ======================

                      Current liabilities                                  $  1,170,915               $    747,735
                      Long-term liabilities                                     173,629                     79,498
                      Partners' equity                                        1,313,930                  1,571,333
                                                                   ---------------------     ----------------------
                                                                           $  2,658,474               $  2,398,566
                                                                   =====================     ======================

                                                                       Year Ended December 31,
                                                      -----------------------------------------------------------
                                                             2000                1999                1998
                                                      ------------------- -------------------- ------------------
                    Net sales                                $ 2,777,606          $ 1,498,821          $ 906,130
                    Net loss                                   (257,402)            (138,686)          (130,220)

               During 2000, 1999 and 1998, the Partnership's largest customer accounted for 17%, 27% and 60%, respectively, of its revenue. Additionally, during 2000 and 1999, the Partnership's largest customers accounted for 77% (four customers) and 78% (six customers) of total revenue, respectively.

               INTANGIBLE AND OTHER ASSETS:

                                                                                       2000             1999
                                                                                  ---------------  ----------------
                    Patents and other intangibles, less accumulated amortization
                      2000 - $266,000;   1999 - $217,000                            $    815,587       $   394,494
                    Territory rights, less accumulated amortization
                      2000 - $108,000;   1999 - $75,000                                  305,647           325,322
                    Notes receivable due in more than one year                           211,494               -0-
                    Accounts receivable due in more than one year                            -0-           117,598
                                                                                  ---------------  ----------------
                                                                                    $  1,332,728       $   837,414
                                                                                  ===============  ================

               During the year ended December 31, 2000, the Company purchased from the Canadian government the right to market and sell licenses promoting a patent-pending technology that inhibits the growth of soybean cyst nematodes, in exchange for the forgiveness of a portion of a note receivable for $250,000 due the Company from an unrelated licensee. This portion of the note had previously been fully reserved for in the allowance for bad debts, and the Company recognized income on the recovery of this note for the current year.

               The Company purchased a non-exclusive license to use a patent-pending technology and Internet site address from an unrelated party in exchange for a total of approximately $205,500 cash. Finally, the Company repurchased the territory covering nine midwestern and western states of the United States from an unrelated party in exchange for $10,000 cash.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.        BALANCE SHEET DATA (CONTINUED)

               INTANGIBLES AND OTHER ASSETS (CONTINUED):

               During the year ended December 31, 1999, the Company repurchased portions of the Kentucky, Virginia and West Virginia territory from an unrelated party in exchange for $15,000 cash and a $135,000 note payable.

               ACCRUED LIABILITIES:

                                                                        2000                    1999
                                                                 --------------------    --------------------
                    Employee benefits                                     $   68,182              $   86,325
                    Sales tax payable                                        239,068                 207,960
                    Other                                                     52,422                  32,455
                                                                 --------------------    --------------------

                                                                          $  359,672              $  326,740
                                                                 ====================    ====================



NOTE 3.        PLEDGED ASSETS, LINE-OF-CREDIT AND LONG-TERM DEBT

               The Company has available a $1,000,000 line-of-credit with a bank which expires in April, 2001. Borrowings against the line-of-credit are limited to a borrowing base based on eligible accounts receivable and bear interest at prime minus .5% on borrowings up to $400,000 and prime plus 1% for borrowings above $400,000. Borrowings, which are collateralized by accounts receivable, inventories, equipment, assignment of a $400,000 certificate of deposit and assignment of certain contracts, are due on demand and the facility is subject to certain covenants. The Company is in violation of certain financial covenants contained in the agreement concerning the maintenance of positive net income for the fiscal year and minimum tangible net worth. The Company's bank waived these violations in light of the Company's net loss for the year ended December 31, 2000. At December 31, 2000, the Company had borrowed $300,000 against the line.

               Long-term debt at December 31, 2000 and 1999 is as follows:

                                                                        2000                    1999
                                                                 --------------------    --------------------
                     Notes payable                                       $   348,730             $   352,235
                     Less current maturities                                 119,992                 111,856
                                                                 --------------------    --------------------

                                                                         $   228,738             $   240,379
                                                                 ====================    ====================

               The notes payable are notes signed for amounts owed to vendors and other parties. The notes bear interest ranging from 8% to 15% and are due at varying dates through November 2005. Aggregate maturities of long-term debt for the years ending December 31 are as follows: 2001 - $119,992; 2002 - $98,841; 2003 - $79,366; 2004
               - $32,657; and 2005 - $17,874. Interest expensed and paid was approximately $36,500; $25,200 and $16,000, for the years ended December 31, 2000, 1999 and 1998 respectively.

               During 1998, the Company reached agreements with six trade creditors and directors to eliminate $170,375 of the Company's accounts payable by issuance of 74,000 shares of common stock.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 4.    EQUITY TRANSACTIONS

               The Company has authorized 2,000,000 shares of preferred stock, par value of $.01 per share, of which no shares were outstanding at December 31, 2000 and 1999.

               The Company has a stock option plan for directors and key officers under which 600,000 shares of common stock may be issued. The options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years except for directors whose options vest immediately. Options are granted at fair market value.

               The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 2000, 1999 and 1998 and the number outstanding and exercisable at those dates:

                                                         2000                    1999                    1998
                                                ----------------------- ----------------------- -----------------------
                                                            Weighted                Weighted                Weighted
                                                             Average                 Average                 Average
                                                            Exercise                Exercise                Exercise
                                                  Shares       Price      Shares       Price      Shares       Price
                                                ----------------------- ----------------------- -----------------------
           Outstanding, beginning of year          454,325      $ 2.62     461,325      $ 2.65     163,825      $ 3.54
                Granted                             95,500        3.37       7,000        2.16     323,375        2.38
                Expired during the year           (33,500)        3.72    (14,000)        3.43    (25,875)        4.86
                                                -----------             -----------             -----------
           Outstanding, end of year                516,325        2.69     454,325        2.62     461,325        2.65
                                                ===========             ===========             ===========

           Eligible for exercise at end of year    316,125                 261,725                 193,135
                                                ===========             ===========             ===========

           Weighted average fair value per
              option for options granted during the year        $ 3.29                  $ 2.16                  $ 1.86
                                                            ===========             ===========             ===========

           During 1998, the Company repriced 14,375 shares from $6.00 per option to $4.00 per option. The above schedule reflects the granted and expired shares and includes the shares that have been repriced.

           A further summary of stock options is as follows:

                                                      Options Outstanding                     Options Exercisable
                                       --------------------------------------------------------------------------------
                                                                                                            Weighted
                                                       Weighted Average      Weighted                       Average
                                           Number          Remaining         Average          Number        Exercise
                                         Outstanding   Contractual Life   Exercise Price    Exercisable      Price
                                       --------------------------------------------------------------------------------
                                                                            2000
                                       --------------------------------------------------------------------------------
             Range of exercise prices:
                        $1.56 to $2.43         398,400              7.74         $   2.14         240,700     $   2.15

                        $4.00 to $5.00         117,925              5.94             4.55          75,425         4.30

                                                                            1999
                                       --------------------------------------------------------------------------------
             Range of exercise prices:
                        $1.56 to $2.38         359,200              8.27         $   2.21         171,200     $   2.15

                        $4.00 to $4.75          95,125              4.14             4.17          90,525         4.14

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 4.  EQUITY TRANSACTIONS (CONTINUED)

                                                     Options Outstanding                     Options Exercisable
                                         --------------------------------------------   ------------------------------
                                                           Weighted
                                                           Average        Weighted                         Weighted
                                                          Remaining       Average                           Average
                                            Number       Contractual      Exercise          Number          Exercise
                                          Outstanding         Life          Price        Exercisable         Price
                                         -----------------------------------------------------------------------------
                                                                             1998
                                         -----------------------------------------------------------------------------
               Range of exercise prices:
                          $1.56 to $2.38       358,200             9.43      $  2.22              92,200       $ 2.17

                          $4.00 to $4.75       103,125             5.21         4.18             100,935         4.18

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

               Had compensation cost been determined based upon the fair value method prescribed in SFAS Statement No. 123, reported net income
               (loss) would have been $(1,064,278), $313,173 and $(460,168) and basic earnings (loss) per share would have been $(.40), $.12 and $(.23) for the years ended December 31, 2000, 1999 and 1998, respectively.

               In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: no assumed dividend rates for all years; risk-free interest rates of 6.0%, 5.5% and 5.5%, on expected lives of 10 years for all years; and expected price volatility of 135%, 114% and 118%, respectively.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 5.    REVENUE, COST OF REVENUES AND MAJOR CUSTOMERS

               Revenues for the years ended December 31, 2000, 1999 and 1998 consist of the following:

                                                           2000             1999             1998
                                                     ----------------- ---------------- ----------------

                  Facility management                     $ 1,520,830      $ 1,605,332      $ 1,415,418
                  Technology fees                             999,345        1,745,010        1,149,432
                  Products and services                     1,646,260        1,399,085        1,364,467
                                                     ----------------- ---------------- ----------------

                                                          $ 4,166,435      $ 4,749,427      $ 3,929,317
                                                     ================= ================ ================


               Cost of revenues for the years ended December 31, 2000, 1999 and 1998 consist of the following:

                                                           2000             1999             1998
                                                     ----------------- ---------------- ----------------

                  Facility management                     $ 1,138,071      $ 1,083,902       $  998,078
                  Technology fees                             219,852          269,322          149,645
                  Products and services                     1,079,019          891,316          735,806
                                                     ----------------- ---------------- ----------------

                                                          $ 2,436,942      $ 2,244,540      $ 1,883,529
                                                     ================= ================ ================

               Revenues for the years ended December 31, 2000, 1999 and 1998 include revenues from one major customer, the City of Toledo, Ohio, (included in the facility management classification) which represented approximately 38%, 35% and 36%, respectively, of total revenues. In addition, the Company had another major customer, the City of Greenville, South Carolina, totaling approximately 12%, 10% and 11% of total revenues (which is included mainly in the products and services classification) for the years ended December 31, 2000, 1999 and 1998, respectively. The accounts receivable balances due from these customers at December 31, 2000 and 1999 were approximately $217,000 and $188,000, respectively.

NOTE 6.        RELATED PARTY TRANSACTIONS

               The Company paid a consulting fee to the former stockholder of one of the Company agents of $60,000, $60,000 and $120,000 for the years ended December 31, 2000, 1999 and 1998, respectively. On January 1, 1994, the Company granted this individual a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina, and South Carolina. The secured receivables amounted to approximately $260,000 and $118,000 at December 31, 2000 and 1999, respectively.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 7.        COMMITMENTS AND CONTINGENCIES

               During 1994, the Company entered into an agreement to reacquire territory rights from a former agent in exchange for 66,250 (as adjusted) shares of unregistered common stock. This agreement stated that if the former agent elected to sell these shares, the Company had guaranteed a value of $6 per common share.

               During 1999, Hydropress and the Company entered into a Settlement Agreement that provided, among other things, for the dismissal of the suit, mutual limited releases, agreements as to past due amounts that Hydropress owed the Company, as well as a basis for determining future amounts, and an agreement that, for a period of eighteen (18) months from the date of the settlement agreement, Hydropress would not sell any of the 66,250 shares of Company stock that it had been issued in connection with a prior settlement agreement and that Hydropress could thereafter sell no more than 10,000 shares of the Company's stock per month.

               In February 2000, Hydropress and the Company modified the 1999 agreement by agreeing to allow Hydropress to sell shares of the Company's stock before the eighteen-month period, in addition to increasing the maximum amount of shares it could sell without approval from the Company in any one month to 15,000 shares. In exchange, Hydropress released the Company from its minimum price guarantee obligations under the 1999 Settlement Agreement. The Company understands the letter agreement to excuse it entirely from its obligation to guarantee Hydropress' receipt of proceeds of at least $6.00 per share from the sale of the Company stock. This is consistent with the position taken in the Company's public filings under and pursuant to the terms of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, as well as the Company's audited financial statements.

               In late September 2000, representatives of Hydropress informed the Company that Hydropress maintains that the $6.00 per share guarantee of proceeds in favor of Hydropress is still in effect. In November 2000, the Company brought suit against Hydropress. The Complaint sought a declaratory judgment that the minimum price guarantee was no longer in effect. At the time of filing the Complaint, the value of the Company's guarantee, if it were still in effect at the time of the Complaint, would have ranged between $238-$254,000.

               In December 2000, Hydropress filed a Complaint against the Company also seeking a declaratory judgment on the identical issue. The Company has filed a counterclaim seeking damages for royalties that Hydropress owes the Company.

               Hydropress, in turn, filed counterclaims in response to the Company's counterclaims. Hydropress' first claim seeks damages based on an alleged indemnification that the Company allegedly breached by not indemnifying Hydropress for costs incurred in connection with Hydropress' releasing emissions of volatile organic compounds in excess of permitted levels. Hydropress' second claim is that the Company has wrongfully terminated Hydropress' 1994 Patent License Agreement. Hydropress alleges that it has incurred costs in excess of $2,000,000 as a result of its emission problem but seeks damages in an unspecified amount and a declaration that the Company is obligated to continue indemnifying Hydropress in the matter. The Company intends to vigorously contest Hydropress' claims.

               The Company leases office space under an agreement which requires monthly payments of approximately $4,800. The lease expires in December 2002. The Company also leases various equipment on a month-to-month basis. The total minimum rental commitment at December 31, 2000 is $115,100. The total rental expense included in the statements of operations for the years ended December 31, 2000, 1999 and 1998 is approximately $59,000, $56,000 and
               $69,000, respectively.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 7.        COMMITMENTS AND CONTINGENCIES (CONTINUED)


               The Company's minimum commitment under an agreement with a consultant (see Note 6) is $120,000, payable in cash or stock of $60,000 per year for 2001 and 2002.

               During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One of the employment agreements expires in July 2002 and called for payments totalling $144,000 annually through December 1999. The other agreement expires in June 2004 and calls for payments totalling $144,000 annually through December 31, 2000. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement total $129,000 at July 2002. The cost is being recognized over the term of the employment agreement.

               The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation. The Company charged $52,420 to operations in 2000 in conjunction with these agreements.

               In February 2000, the Company filed a Complaint for Patent Infringement against the City of Warren, Ohio. The Company believed that the City of Warren had willfully and intentionally infringed patents the Company owns and was seeking both equitable remedies in the form of an injunction and legal remedies in the form of damages. In September 2000, the Company and the City of Warren settled the dispute, with the City of Warren paying the Company the sum of $100,000. The successful conclusion of the litigation with the City of Warren reinforces the Company's commitment to defend its intellectual property.

               In July 2000, the Company terminated the license of N-Viro Worldwide Limited and filed suit against Robin Millard and R3 Management Limited ("R3M"). The suit sought damages for breach of contract, breach of fiduciary duty and related torts based on intellectual property developed by Mr. Millard that the Company contends is owned by the Company. The parties have subsequently resolved the suit and are in the process of drafting the final settlement agreements. The Company will become the direct licensor on three licenses on which R3M's subsidiary, N-Viro Worldwide, is currently the licensor. R3M will license the disputed technology to the Company. The parties will reconcile amounts owed to each other and offset the debts owed to each without any funds changing hands, other than a $5,000 lump-sum royalty payment from the Company to R3M.

               In August 2000, RDP Technologies, Inc. ("RDP") filed a Complaint against the Company alleging intentional interference with prospective business relationships and common law unfair competition. In September 2000, RDP filed an Amended Complaint, adding a claim for a declaratory judgment of patent noninfringement, invalidity and unenforceability with respect to two of the Company's patents. The Company filed an Answer to Amended Complaint in January 2001 and subsequently filed a motion for summary judgment on each of RDP's claims. The Company is currently awaiting the Delaware court's decision on that motion. The Company believes that the claims made by RDP in its Amended Complaint are without merit and the Company is and will continue to vigorously defend itself in this matter.

               The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

                        N-VIRO INTERNATIONAL CORPORATION

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

               The composition of the deferred tax assets and liabilities at December 31, 2000 and 1999 is as follows:

                                                                               2000                 1999
                                                                         ------------------   ------------------
                   Gross deferred tax liability, accelerated
                   depreciation                                               $    (29,000)        $    (21,000)
                   Gross deferred tax assets:
                        Loss carryforwards                                       3,925,000            3,571,000
                        Patent costs                                               437,000              514,000
                        Allowance for doubtful accounts                             58,000              184,000
                        Property and equipment basis difference                     12,000               15,000
                        Other                                                       12,000               13,000
                                                                         ------------------   ------------------
                                                                                 4,444,000            4,297,000

                   Less valuation allowance                                     (4,415,000)          (3,964,000)
                                                                         ------------------   ------------------

                                                                              $          -         $    312,000
                                                                         ==================   ==================

               The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                           2000           1999           1998
                                                                       -------------- -------------- --------------
                  Computed "expected" tax (credits)                       $(181,000)     $  160,000      $ (99,000)
                  State taxes, net of federal tax benefit                   (16,000)         14,000        (10,000)
                  (Decrease) increase in income taxes resulting from:
                        Change in valuation allowance                        480,000       (148,000)        88,000
                        Other                                                 29,000        (26,000)        21,000
                                                                       -------------- -------------- --------------

                                                                          $  312,000     $        -      $       -
                                                                       ============== ============== ==============

               The net operating losses available at December 31, 2000 to offset future taxable income total approximately $9,750,000 and expire principally in years 2009 - 2020. The tax effect of net operating loss carryforwards reduced the 1999 current provision for income taxes by $115,000.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 8.        INCOME TAX MATTERS (CONTINUED)

               In 1997, the Company recorded a deferred tax asset and a corresponding income tax benefit of $312,000 to recognize the benefit of $800,000 in loss carryforwards expected to be realized. The Company believed that sufficient taxable income would be generated in the near term, as the Company had changed its strategic focus to its profitable core business. Based on the results of the Company's 2000 operating performance, the Company believes that the recording of a deferred tax asset for the tax benefit of its net operating loss carryforward is no longer appropriate. As a result, in 2000, the Company has provided an additional valuation allowance against the tax benefit associated with the net operating loss and recognized expense of $312,000 to reduce the recorded tax benefit of the net operating loss carryforwards to $-0-.

NOTE 9.        CASH FLOWS INFORMATION

               Supplemental information relative to the statements of cash flows for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                      2000               1999             1998
                                                                ------------------  ---------------  ----------------
                  Supplemental schedule of noncash investing
                     and financing activities:

                  Debt-financed fixed asset purchases                 $    48,975        $       -         $       -
                                                                ==================  ===============  ================

                  Purchase of Canadian technology in
                    exchange for forgiveness of note receivable       $   250,000        $       -         $       -
                                                                ==================  ===============  ================

                  Common stock subscribed                             $         -        $ 150,000         $       -
                                                                ==================  ===============  ================

                  Repurchase territory rights in exchange
                     for note payable                                 $         -        $ 135,000         $       -
                                                                ==================  ===============  ================

                  Retirement of treasury stock                        $         -        $ 500,000         $       -
                                                                ==================  ===============  ================

                  Price guarantee of common stock in
                     connection with settlement agreement
                     (see Note 7)                                     $         -        $       -         $  72,875
                                                                ==================  ===============  ================

                  Common stock issued for relief of
                     liabilities                                      $         -        $       -         $ 170,375
                                                                ==================  ===============  ================

                        N-VIRO INTERNATIONAL CORPORATION

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

                  Research and Development - The Company contracts with Federal and State agencies to perform or assist in research and development on the Company's technology.

               The accounting policies of the segments are the same as those described in Note 1 which contains the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments as they are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company does not allocate any selling, general, and administrative expenses to any specific segments. All of the other income (expense) costs or income are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments, as this revenue accounts for over 10% of the total revenue of the Company. These segments represent both a significant amount of business generated as well as a specific location and unique type of revenue.

               The next two segments are divided between domestic and foreign sources, as these segments differ in terms of environment and municipal legal issues, nature of the waste disposal infrastructure, political climate, and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past three years and are not expected to change in the near term.

               A new segment for 2000 is the Research and Development segment. Prior year amounts have been reclassified to conform with the current year presentation. This segment accounts for approximately 6% of the total revenue of the Company, and is unlike any other revenue, in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 10.       SEGMENT INFORMATION (CONTINUED)

               The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands).

                                                          Other
                                          Management      Domestic         Foreign       Research &
                                          Operation     Operations       Operations      Development         Total
                                     ---------------------------------------------------------------------------------
                                                                           2000
                                     ---------------------------------------------------------------------------------
                Revenues                  $  1,582        $  2,265           $   70         $   249          $  4,166
                Cost of revenues             1,138           1,115                -             184             2,437
                Segment profits                444           1,150               70              65             1,729
                Identifiable assets            205              74                -              58               337
                Depreciation                    25              45                -               3                73

                                                                           1999

                                     ---------------------------------------------------------------------------------
                Revenues                  $  1,677         $ 2,640           $  163          $  270          $  4,750
                Cost of revenues             1,084             985                -             176             2,245
                Segment profits                593           1,655              163              94             2,505
                Identifiable assets            189              82                -              61               332
                Depreciation                    15              43                -               6                64

                                                                           1998

                                     ---------------------------------------------------------------------------------
                Revenues                  $  1,463         $ 2,198           $  199          $   69          $  3,929
                Cost of revenues               998             885                -               -             1,883
                Segment profits                465           1,313              199              69             2,046
                Identifiable assets             75             261                -               -               336
                Depreciation                    11              43                -               -                54

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 10.       SEGMENT INFORMATION (CONTINUED)

               A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2000, 1999 and 1998 follows (dollars in thousands):

                                                                      2000              1999              1998
                                                                ------------------ ---------------- ------------------
               Segment profits:
                  Segment profits for reportable segments                $  1,729         $  2,505           $  2,046
                  Corporate selling, general and administrative
                     expenses and research and development
                    costs                                                 (2,408)          (1,977)            (2,386)

                  Other income (expense)                                      146             (69)               (33)
                                                                ------------------ ---------------- ------------------
                     Consolidated earnings before interest

                          and taxes                                      $  (533)         $    459           $  (373)
                                                                ================== ================ ==================

               Identifiable assets:
                  Identifiable assets for reportable segments            $    337         $    332           $    336
                  Corporate property and equipment                            244              264                241
                  Current assets not allocated to segments                  2,176            2,236              1,453
                  Intangible and other assets not allocated to
                    segments                                                2,229            2,174              1,987
                  Consolidated eliminations                                 (234)            (234)              (234)
                                                                ------------------ ---------------- ------------------
                     Consolidated assets                                 $  4,752         $  4,772           $  3,783
                                                                ================== ================ ==================

               Depreciation and amortization:
                  Depreciation for reportable segments                   $     73         $     64           $     54
                  Corporate depreciation and amortization                     115              112                116
                                                                ------------------ ---------------- ------------------
                   Consolidated depreciation and amortization            $    188         $    176           $    170
                                                                ================== ================ ==================

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 11        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

               The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 1999:

                                                                         Quarters Ended
                                            --------------------------------------------------------------------------
                2000:                           March 31           June 30           September 30       December 31
                                            ------------------ ----------------  ------------------- -----------------
                Revenues                          $ 1,107,033      $ 1,112,463          $ 1,083,134       $   863,805
                Operating income (loss)               (58,505)          43,027              (82,793)         (580,486)
                Net income (loss)                     163,034           14,875             (161,430)         (860,987)
                Basic and diluted income
                    (loss) per share              $      0.06      $      0.01          $     (0.06)      $     (0.33)

                                                                         Quarters Ended
                                            --------------------------------------------------------------------------
                1999:                           March 31           June 30           September 30       December 31
                                            ------------------ ----------------  ------------------- -----------------
                Revenues                          $   978,124      $ 1,067,713          $ 1,354,159       $ 1,349,431
                Operating income                       29,593           90,165              294,313           114,364
                Net income                             17,955           84,001              297,125            72,293
                Basic and diluted income
                    per share                     $      0.01      $      0.03          $      0.11       $      0.03


NOTE 12.       SUBSEQUENT EVENTS

               In January 2001, a Special Meeting of the Board of Directors of Florida N-Viro LLC was held. Among the decisions made were amendments to both the Partnership Agreement and the Memorandum of Understanding entered into in August 2000. The aggregate ownership percentages in the Florida investment of the Company and VFL were amended to 47.5% and 52.5%, respectively, effective January 1, 2001. Also, a decision was made to relieve the requirement of the Company from funding any additional losses of Florida N-Viro, provided the Company loan an additional total of $180,000 between January and February 2001, to be evidenced by a third Promissory Note. The Note is unsecured, due on demand and bears interest at a rate tied to a local bank or the Applicable Federal Rate, whichever is higher. All loans made by the Company to Florida N-Viro in 2000 and 2001 were made to equalize each partner's advances to the Partnership, required after additional monies were advanced by VFL during 2000.

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Board of Directors
N-Viro International Corporation
Toledo, Ohio

         Our audits of the consolidated financial statements of N-Viro International Corporation and subsidiaries included Schedule II, contained herein, for the year ended December 31, 2000 and 1999. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.

                                               /s/ HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 16, 2001

                    Report of Independent Public Accountants
                    ----------------------------------------

To the Board of Directors
N-Viro International Corporation
Toledo, Ohio

         Our audit of the consolidated financial statements of N-Viro International Corporation included Schedule II, contained herein, for the year ended December 31, 1998. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.

                                             /s/ McGladrey & Pullen, LLP


Elkhart, Indiana
March 5, 1999

                              N-VIRO INTERNATIONAL

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        DECEMBER 31, 2000, 1999 AND 1998

                                                  Balance At                                             Balance At
                                                 Beginning Of        Charged To       Deductions          Close Of
                                                    Period           Operations      From Reserves         Period
                                                ----------------  -----------------  --------------     --------------
Allowance for doubtful accounts- deducted
   from trade receivables and notes
   receivable, in the balance sheets:
           2000                                       $ 460,000          $  16,000       $ 331,000 (1)      $ 145,000
                                                ================  =================  ==============     ==============

           1999                                       $ 460,000          $       -       $       -          $ 460,000
                                                ================  =================  ==============     ==============

           1998                                       $ 420,000          $  76,000       $  36,000          $ 460,000
                                                ================  =================  ==============     ==============

(1) The 2000 deduction from reserves was the result of a transaction which included the Company acquiring technology from the Canadian government in exchange for the forgiveness of a portion of a note receivable (see Note 2).

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES

       None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the information under the heading "Election of Three Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company filed with the Commission on April 13, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information under the heading "Renumeration" in the definitive proxy statement of the Company filed with the Commission on April 13, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Directors and Management" in the definitive proxy statement of the Company filed with the Commission on April 13, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information under the heading "Certain Relationship and Related Transactions" in the definitive proxy statement of the Company filed with the Commission on April 13, 2001.

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

                    3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

                    10.1 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Form S-8 filed May 9, 2000).

                    10.2 Employment Agreement, dated December 2, 1999, between N-Viro International Corporation and J. Patrick Nicholson (incorporated by reference to Exhibit 1 to the Form 8-K dated December 2,
                               1999).

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

                    13 2000 Executive Review (as exhibit in Form 10-K filed electronically)

                    21.1       List of subsidiaries of the Company.#

                    24.1       Powers of Attorney.#

                             #Only included in Form 10-K filed electronically
                               with the Securities and Exchange Commission

(b)                 REPORTS ON FORM 8-K

                           The Company filed a report on Form 8-K dated November
                    28, 2000, to disclose the filing of a lawsuit in U.S. District Court for the Northern District of Ohio, Western Division against Hydropress Environmental Services, Inc.

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

                                                                 Page
                                                                 ----

Independent Auditor's Report                                      E-1

Balance Sheets                                                  E-2-3

Statement of Income (Loss) and Partners' Capital                  E-4

Statement of Cash Flows                                           E-5

Notes to Financial Statements                                   E-6-9

      [letterhead - "Joseph M. Cahill, Ltd. - Certified Public Accountant"]





                                               February 14, 2001


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Florida N-Viro, L.P.
West Chester, Pennsylvania

I have audited the accompanying balance sheets of Florida N-Viro, L.P., (a Limited Partnership), as of December 31, 2000 and 1999, and the related statements of income (loss) and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida N-Viro, L.P. as of December 31, 2000 and 1999, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

JMC/rb

                                         /s/ Joseph M. Cahill, Ltd.









  [letterhead - "189 W. Lancaster Avenue Paoli, Pennsylvania 19301 610 889 3300
                               Fax 610 889 3303"]

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2000 and 1999
                           --------------------------

                                     ASSETS
                                     ------

                                                                             2000                 1999
                                                                      -------------------- --------------------
        Current Assets:
                      Cash                                                  $       6,769        $     121,538
                      Receivables:
                           Trade                                                  355,095              226,902
                           Related party                                                -               14,387
                      Prepaid Expenses                                             25,786               30,310
                                                                      -------------------- --------------------
                      Total Current Assets                                        387,650              393,137

        Property and Equipment

                      Land                                                        147,163              147,163
                      Site improvements                                           285,519              123,159
                      Building                                                  1,183,169            1,183,169
                      Operating equipment                                       1,262,387              960,878
                      Furniture and fixtures                                       13,215                9,718
                                                                      -------------------- --------------------
                                                                                2,891,453            2,424,087

                      Less Accumulated Depreciation                               620,629              418,658
                                                                      -------------------- --------------------

                      Total Property and Equipment                              2,270,824            2,005,429
                                                                      -------------------- --------------------

Total Assets                                                                $   2,658,474        $   2,398,566
                                                                      ==================== ====================




   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2000 and 1999
                           --------------------------

                        Liabilities and Partners' Capital
                        ---------------------------------

                                                                                       2000           1999
                                                                                   -------------- -------------
          Current Liabilities:

                 Payables:
                        Trade                                                         $  354,655    $  505,602
                        Related party                                                    200,073         5,000
                 Notes payable - current                                                 111,942        56,445
                 Notes payable - related party                                           340,000             -
                 Accrued expenses                                                        164,245       180,688
                                                                                   -------------- -------------

          Total Current Liabilities                                                    1,170,915       747,735

          Long-term Liabilities:
                 Notes Payable                                                           173,629        79,498
                                                                                   -------------- -------------

                 Total Liabilities                                                     1,344,544       827,233

          Partners' Capital                                                            1,313,930     1,571,333
                                                                                   -------------- -------------

Total Liabilities and Partners' Capital                                               $2,658,474    $2,398,566
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

                              FLORIDA N-VIRO, L.P.
                              --------------------

                Statements of Income(Loss) and Partners' Capital
                ------------------------------------------------

                 For the years ended December 31, 2000 and 1999
                 ----------------------------------------------

                                                                          2000                  1999
                                                                  --------------------- ---------------------
Revenues                                                                 $   2,777,606        $    1,498,821

Cost of sales                                                                2,802,843             1,498,425
                                                                  --------------------- ---------------------

                Gross profit (loss)                                            (25,237)                  396

Selling General and Administrative                                             200,750               139,264
                                                                  --------------------- ---------------------

             Income (loss) from operations                                    (225,987)             (138,868)

Other income (expense)
                Interest income                                                    428                 2,204
                Interest expense                                               (31,843)               (2,022)
                                                                  --------------------- ---------------------

                  Total other income (expense)                                 (31,415)                  182
                                                                  --------------------- ---------------------

Net Income (loss)                                                             (257,402)             (138,686)

Beginning partners' capital                                                  1,571,333             1,695,019

             Capital contribution                                                    -                15,000
                                                                  --------------------- ---------------------

Ending partners' capital                                                 $   1,313,931         $   1,571,333
                                                                  ===================== =====================


   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                            Statements of Cash Flows
                            ------------------------

                 For the years ended December 31, 2000 and 1999
                 ----------------------------------------------

                                                                                2000                 1999
                                                                         -------------------- --------------------
Cash flows from operating activities
        Net income (loss)                                                      $   (257,402)        $   (138,686)
     Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                 Depreciation                                                       201,971              132,765
             (Increase) decrease in:
                Accounts receivable-trade                                          (128,193)             (97,405)
                Accounts receivable-related party                                    14,387               93,029
                Prepaid expenses                                                      4,524              (24,436)

             Increase (decrease) in:
                Accounts payable-trade                                             (150,947)             221,310
                Accounts payable-related party                                      195,073                5,000
                Accrued expenses                                                    (16,443)              59,363
                                                                         -------------------- --------------------

Net cash provided (used) by
           operating activities                                                    (137,030)             250,940

Cash flows from investing activities
        Acquisition of property and equipment                                      (467,365)            (344,023)
                                                                         -------------------- --------------------

Net cash provided (used) by
           investing activities                                                    (467,365)            (344,023)

Cash flows from financing activities
        Proceeds from new borrowings                                                571,260              198,452
        Proceeds from contributed capital                                                 -               15,000
        Payments on long-term debt                                                  (81,634)             (38,719)
                                                                         -------------------- --------------------

Net cash provided (used) by
          financing activities                                                      489,626              174,733
                                                                         -------------------- --------------------

Net increase (decrease) in cash and cash equivalents                               (114,769)              81,650

Cash and cash equivalents at beginning of year                                      121,538               39,888
                                                                         -------------------- --------------------

Cash and cash equivalents at end of year                                       $      6,769         $    121,538
                                                                         ==================== ====================

Supplemental disclosure for cash flows
     Interest paid                                                             $     31,843         $      2,022
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

                              FLORIDA N-VIRO, L.P.
                              --------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 2000 and 1999
                           --------------------------

Note A - Background
-------------------

         BUSINESS ACTIVITIES - Florida N-Viro, L.P. was formed January 1, 1996 as a Delaware Limited Partnership under the Delaware Revised Limited Partnership Act. The Partnership has entered into a patent and technology agreement with N-Viro International Corporation for the exclusive, royalty free, use in Florida of certain systems/processes for the treatment and remediation of wastewater sludge. The Partnership operates from its Ft. Meade and Volusia, Florida facilities.

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

         The Partnership agreement terminates on December 31, 2026.

Note B - Summary of Accounting Principles
-----------------------------------------

1. METHOD OF ACCOUNTING AND USE OF ESTIMATES - The financial statements are prepared using the accrual basis of accounting. Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

3. PROPERTY AND EQUIPMENT - Property and equipment, carried at cost, are depreciated over the estimated useful life of the related assets. Depreciation is computed principally by the straight-line method. The estimated useful lives used in computing depreciation are summarized as follows:

                                                       Years of Useful Life
                                                   -----------------------------

                  Operating equipment                          5-10
                  Furniture and fixtures                       5-7

                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------

                  Site improvements                                     15
                  Buildings                                             39


         Depreciation amounted to $201,973 and $132,765 for 2000 and 1999, respectively.

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

         Advertising expense for 2000 is $6,359. There was no advertising expense for 1999.

6. RECLASSIFICATIONS - Certain reclassifications were made to the 1999 financial statements presentation in order to conform to the 2000 financial statements presentation.

Note C - Related Parties
------------------------

         VFL Technology Corporation charged the Partnership $23,556 in 2000 for certain operating and engineering services.

         The Partnership has a fee sharing arrangement with N-Viro International Corporation for services provided to certain customers. The Partnership's share of these fees was approximately $34,269 for 2000 and $37,800 for 1999.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------

         The Partnership had the following receivable balances due as of December 31, from its partners:

                                                     2000                 1999
                                              ------------------- ----------------------
              General Partner                             $    -               $      -
              Limited Partners                                 -                 14,387
                                              ------------------- ----------------------
                                                          $    -               $ 14,387
                                              =================== ======================

         The Partnership had payable balances due the general partner and limited partners as of December 31, 2000 and 1999 of $200,073 and $5,000, respectively.

         As of December 31, 2000, the Partnership had notes due to the limited partners, payable on demand and bearing interest of 9.75% accrued monthly.

Note D - Concentration of Credit Risk
-------------------------------------

         In the normal course of business, the Partnership extends credit to customers principally in the State of Florida. The Partnership does not provide an allowance for doubtful accounts since it expects to collect all of its accounts receivable.

         The Partnership conducts a major portion of its business with several customers. For the year ended December 31, 2000, six customers accounted for 77% of total revenue. For 1999, four customers accounted for 78% of revenue.

         The Partnership maintains its operating checking account at a bank located in Southeastern Pennsylvania. The balance in this account may at times exceed the federally insured limit of $100,000.

NOTE E - LONG-TERM NOTES PAYABLE
--------------------------------

Long-term notes payable consist of the following:

                                                           2000                 1999
                                                    ------------------- ----------------------
   8.97% Note payable to bank, monthly payments of
  $745, including interest, secured by automobile,
                                      due May 2002            $ 11,193               $ 18,755

                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------

                                                           2000                 1999
                                                    ------------------- ----------------------

   9.54% Note payable to bank, monthly payments of
 $2,550, including interest, secured by equipment,
                                  due October 2001              26,837                 53,729
   9.25% Note payable to bank, monthly payments of
 $2,245, including interest, secured by equipment,
                                   due August 2003              41,468                 63,459
 10.037% Note payable to bank, monthly payments of
 $2,353, including interest, secured by equipment,
                                     due July 2001              13,711                      -
 10.007% Note payable to bank, monthly payments of
 $2,445, including interest, secured by equipment,
                                     due June 2005             105,965                      -
 10.257% Note payable to bank, monthly payments of
 $2,279, including interest, secured by equipment,
                                  due October 2004              86,397                      -
                                                    ------------------- ----------------------

                              Total Long Term Debt            $285,571               $135,943
                           Less current maturities             111,942                 56,445
                                                    ------------------- ----------------------

                                                              $173,629               $ 79,498
                                                    =================== ======================

Maturities of Long Term Debt are as follows:

                          2001                                $111,942
                          2002                                  63,431
                          2003                                  47,731
                          2004                                  48,216
                          2005                                  14,251
                                                         --------------
                                                              $285,571
                                                         ==============

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                Table of Contents
                                -----------------





                                                                                                              Page
                                                                                                              ----
Independent Auditor's Report                                                                                  E-10

Balance Sheets                                                                                             E-11-12

Statement of Income (Loss) and Partners' Capital                                                              E-13

Statement of Cash Flows                                                                                       E-14

Notes to Financial Statements                                                                              E-15-17

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



JMC/rb




                                                      /s/ Joseph M. Cahill, Ltd.






        [letterhead - "189 w. lancaster avenue paoli, pennsylvania 19301
                        610 889 3300 fax 610 889 3303"]

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 1999 and 1998
                           --------------------------

                                     ASSETS
                                     ------

                                                                1999                1998
                                                             ------------------------------
        Current Assets
                      Cash                                   $  121,538          $   39,888
                      Receivables:
                           Trade                                226,902             129,497
                           Related party                         14,387             107,416
                      Prepaid Expenses                           30,310               5,874
                                                             ------------------------------
                      Total Current Assets                      393,137             282,675

        Property and Equipment
                      Land                                      147,163             147,163
                      Site improvements                         123,159              45,965
                      Building                                1,383,169           1,383,169
                      Operating equipment                       760,878             497,695
                      Furniture and fixtures                      9,718               6,072
                                                             ------------------------------
                                                              2,424,087           2,080,064

                      Less Accumulated Depreciation             418,658             285,893
                                                             ------------------------------

                      Total Property and Equipment            2,005,429           1,794,171
                                                             ------------------------------

Total Assets                                                 $2,398,566          $2,076,846
                                                             ==============================









   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 1999 and 1998
                           --------------------------

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------



                                                          1999                1998
                                                       ------------------------------
          Current Liabilities

                 Payables:
                        Trade                          $  456,141          $  234,831
                        Related party                       5,000                --
                 Current portion note payable             105,906               6,917
                 Accrued expenses                         180,688             121,325
                                                       ------------------------------

          Total Current Liabilities                       747,735             363,073

          Note Payable, Less Current Portion               79,498              18,754

          Partners' Capital                             1,571,333           1,695,019
                                                       ------------------------------

Total Liabilities and Partners' Capital                $2,398,566          $2,076,846
                                                       ==============================













   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                Statements of Income(Loss) and Partners' Capital
                ------------------------------------------------

                 For the years ended December 31, 1999 and 1998
                 ----------------------------------------------



                                                            1999                  1998
                                                        ---------------------------------
Revenues                                                $ 1,498,821           $   906,130

Cost of sales                                             1,498,425               975,600
                                                        ---------------------------------

                Gross profit (loss)                             396               (69,470)

Selling General and Administrative                          139,264                60,266
                                                        ---------------------------------

             Income (loss) from operations                 (138,868)             (129,736)

Other income (expense)
                Interest income                               2,204                 1,194
                Interest expense                             (2,022)               (1,679)
                                                        ---------------------------------

                  Total other income (expense)                  182                  (485)
                                                        ---------------------------------

Net Income (loss)                                          (138,686)             (130,221)

Beginning partners' capital                               1,695,019             1,825,240

             Capital contribution                            15,000                  --
                                                        ---------------------------------

Ending partners' capital                                $ 1,571,333           $ 1,695,019
                                                        =================================










   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                            Statements of Cash Flows
                            ------------------------

                 For the years ended December 31, 1999 and 1998
                 ----------------------------------------------

                                                                 1999               1998
                                                              -----------------------------
Cash flows from operating activities
        Net income (loss)                                     $(138,686)          $(130,221)
     Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                 Depreciation                                   132,765             100,507
             (Increase) decrease in:
                Accounts receivable-trade                       (97,405)            (68,881)
                Accounts receivable-related party                93,029              17,281
                Prepaid expenses                                (24,436)              3,506

             Increase (decrease) in:
                Accounts payable-trade                          221,310             106,147
                Accounts payable-related party                    5,000             (21,523)
                Accrued expenses                                 59,363              21,804
                                                              -----------------------------

Net cash provided (used) by
           operating activities                                 250,940              28,620

Cash flows from investing activities
        Acquisition of property and equipment                  (344,023)            (41,223)
                                                              -----------------------------

Net cash provided (used) by
           investing activities                                (344,023)            (41,223)

Cash flows from financing activities
        Proceeds from new borrowings                            198,452              29,950
        Proceeds from contributed capital                        15,000                --
        Payments on long-term debt                              (38,719)             (4,279)
                                                              -----------------------------

Net cash provided (used) by
          financing activities                                  174,733              25,671
                                                              -----------------------------

Net increase (decrease) in cash and cash equivalents             81,650              13,068

Cash and cash equivalents at beginning of year                   39,888              26,820
                                                              -----------------------------

Cash and cash equivalents at end of year                      $ 121,538           $  39,888
                                                              =============================

Supplemental disclosure for cash flows
     Interest paid                                            $   2,022           $   1,680
                                                              =============================



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

3. PROPERTY AND EQUIPMENT - Property and equipment, carried at cost, are depreciated over the estimated useful life of the related assets. Depreciation is computed principally by the straight-line method. The estimated useful lives used in computing depreciation are summarized as follows:

                                                       Years of Useful Life
                                                       --------------------

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

         The Partnership had the following receivable balances due as of December 31, from its partners:

                                                  1999                  1998
                                                -------               --------
              General Partner                   $    --               $     --
              Limited Partners                   14,387                107,416
                                                -------               --------
                                                $14,387               $107,416
                                                =======               ========

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

                                                 N-VIRO INTERNATIONAL CORPORATION

Dated: April 11, 2001

                                                 By: /s/  J. Patrick Nicholson*
                                                    ---------------------------------------------------------
                                                     J. Patrick Nicholson, President, Chairman and
                                                     Chief Executive Officer
                                                     (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 11, 2001

/s/  J. Patrick Nicholson*                                /s/  James D. O'Neil*
------------------------------------------------          ---------------------------------------------------
J. Patrick Nicholson, President, Chairman,                James D. O'Neil, Director
Chief Executive Officer and Director
(Principal Executive Officer)


/s/  Terry J. Logan, Ph.D.*                               /s/  Charles B. Kaiser, Jr.*
------------------------------------------------          ---------------------------------------------------
Terry J. Logan, Ph.D., Chief Operating Officer            Charles B. Kaiser, Jr., Director
and Director


/s/  James K. McHugh                                      /s/  R. Francis DiPrete*
------------------------------------------------          ---------------------------------------------------
James K. McHugh                                           R. Francis DiPrete, Director
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)


/s/  Wallace G. Irmscher*                                 /s/  Michael G. Nicholson*
------------------------------------------------          ---------------------------------------------------
Wallace G. Irmscher, Director                             Michael G. Nicholson, Director


/s/  B.K. Wesley Copeland*                                /s/  Bobby B. Carroll*
------------------------------------------------          ---------------------------------------------------
B.K. Wesley Copeland, Director                            Bobby B. Carroll, Director


/s/  Daniel J. Haslinger*                                 *By: /s/  James K. McHugh
------------------------------------------------          ---------------------------------------------------
Daniel J. Haslinger, Director                             James K. McHugh, Attorney-in-Fact