Form 10-Q
period 2001-03-31
N-VIRO INTERNATIONAL CORP
filed 2001-05-15
CIK 904896

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
                                                             ---    ---
                  As of May 11, 2001, 2,643,683 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

--------------------------------------------------------------------------------
================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended March 31
                                                 -----------------------------
                                                        2001              2000
                                                 -----------------------------

Revenues                                         $ 1,162,764       $ 1,107,033

Cost of revenues                                     753,742           636,005
                                                 -----------------------------

Gross profit                                         409,022           471,028

Operating expenses:
     Selling, general and administrative             518,878           515,309
     Patent litigation expense                        70,176             7,497
     Research and development                         28,594            14,224
                                                 -----------------------------
                                                     617,648           537,030
                                                 -----------------------------

Operating loss                                      (208,626)          (66,002)

Nonoperating income (expense):
     Interest income (expense), net                     (644)             (964)
     Equity in losses of joint venture               (10,465)          (45,000)
     Bad debts recovered                                  --           275,000
                                                 -----------------------------
                                                     (11,109)          229,036
                                                 -----------------------------

Income (loss) before income tax expense             (219,735)          163,034

Federal and state income tax expense                      --                --
                                                 -----------------------------

Net income (loss)                                $  (219,735)      $   163,034
                                                 =============================


Basic and diluted earnings (loss) per share      $     (0.08)      $      0.06
                                                 =============================

Weighted average common shares outstanding         2,643,683         2,631,498
                                                 =============================


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31         December 31,
                                                                   2001               2000
ASSETS                                                         (Unaudited)         (Audited)
                                                              ------------       ------------
Current Assets
       Cash and cash equivalents:
            Unrestricted                                      $     11,945       $    128,485
            Restricted                                             400,000            417,666
       Securities available-for-sale                                 1,660              1,401
       Receivables:
            Trade, net of allowance of $144,564 in 2001
                and 2000                                         1,549,974          1,500,514
            Notes and other, net of allowance of $-0- in
                2001 and 2000                                       21,304             22,540
            Related parties                                         23,531             21,912
       Prepaid expenses and other assets                           153,919             83,569
                                                              ------------       ------------
                                    Total current assets         2,162,333          2,176,087

Property and Equipment                                             554,822            581,196

Investment in Florida N-Viro, L.P.                                 651,501            661,966

Intangibles and Other Assets                                     1,494,523          1,332,728
                                                              ------------       ------------

TOTAL ASSETS                                                  $  4,863,179       $  4,751,977
                                                              ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term debt                   $    162,079       $    119,992
       Line of credit                                              375,000            300,000
       Accounts payable                                          1,306,726          1,085,872
       Accrued expenses                                            377,242            359,672
                                                              ------------       ------------

                               Total current liabilities         2,221,047          1,865,536

Long-Term Debt, less current maturities                            204,165            228,738

Stockholders' Equity
       Common stock, $.01 par value; authorized
            7,000,000 shares; issued 2,700,933 shares               27,010             27,010
       Additional paid-in capital                               13,498,602         13,498,602
       Retained earnings (deficit)                             (10,469,668)       (10,249,932)
                                                              ------------       ------------
                                                                 3,055,944          3,275,680
       Less treasury stock, at cost, 57,250 shares                 617,977            617,977
                                                              ------------       ------------
                                                                 2,437,967          2,657,703
                                                              ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $  4,863,179       $  4,751,977
                                                              ============       ============


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31,
                                                        -------------------------
                                                           2001            2000
                                                        ---------       ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $ (16,909)      $ 212,278

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in notes receivable                        (187,233)           --
     Expenditures for intangibles and other assets         (3,234)       (263,832)
     Purchases of property and equipment                   (1,680)           --
                                                        ---------       ---------

NET CASH USED BY INVESTING ACTIVITIES                    (192,147)       (263,832)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                      75,000            --
     Borrowings under long-term obligations                58,736          40,000
     Principal payments on long-term obligations          (41,220)        (41,738)
                                                        ---------       ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           92,516          (1,738)
                                                        ---------       ---------

NET DECREASE IN CASH - UNRESTRICTED                      (116,540)        (53,292)

CASH AND CASH EQUIVALENTS - UNRESTRICTED AT
      BEGINNING OF PERIOD                                 128,485         552,587
                                                        ---------       ---------

CASH AND CASH EQUIVALENTS - UNRESTRICTED AT
      END OF PERIOD                                     $  11,945       $ 499,295
                                                        =========       =========


                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2001 may not be indicative of the results of operations for the year ended December 31, 2001. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2000.

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

        The financial statements are consolidated as of March 31, 2001 and December 31, 2000 for the Company. Adjustments have been made to eliminate all intercompany transactions.

2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $15,000 for the three months ended March 31, 2001 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.      CONTINGENCIES

         During 1994, the Company entered into an agreement to reacquire territory rights from a former agent, Hydropress Environmental Services, Inc. ("Hydropress"), in exchange for 66,250 (as adjusted) shares of unregistered common stock. This agreement stated that if Hydropress elected to sell these shares, the Company had guaranteed a value of $6 per common share.

         In October 1998, Hydropress filed suit against the Company seeking a declaratory judgment as to Hydropress' rights and duties related to certain obligations pursuant to a license agreement and a prior settlement agreement related to the license agreement. Hydropress filed the Complaint, but failed to obtain service of process upon the Company.

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

         Hydropress, in turn, filed counterclaims in response to the Company's counterclaims. Hydropress' first claim seeks damages based on an alleged indemnification that the Company allegedly breached by not indemnifying Hydropress for costs incurred in connection with Hydropress' releasing emissions of volatile organic compounds in excess of permitted levels. Hydropress' second claim is that the Company allegedly negligently misrepresented the results to be expected from a dryer Hydropress purchased from a third party. Hydropress' third claim is that the Company breached the covenant of good faith and fair dealing by making the alleged misrepresentations. Hydropress' fourth claim is that the Company has wrongfully terminated Hydropress' February 28, 1994 Patent License Agreement. Hydropress alleges that it has incurred costs in excess of two million dollars as a result of its emission problem but seeks damages in an unspecified amount and a declaration that the Company is obligated to continue indemnifying Hydropress in the matter. The Company intends to vigorously contest Hydropress' claims.

         The Company leases office space under an agreement which requires monthly payments of approximately $4,800. The lease expires in December 2002. The Company also leases various equipment on a month-to-month basis. The total minimum rental commitment at December 31, 2000 is

$100,700. The total rental expense included in the statements of operations for the three months ended March 31, 2001 and 2000 is approximately $14,400 and $14,400, respectively.

         The Company's minimum commitment under an agreement with a consultant (see Note 2 above) is $105,000, payable in cash or stock of $45,000 in 2001 and $60,000 in 2002.

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

         The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation. The Company charged $12,100 to operations for the three months ended March 31, 2001 in conjunction with these agreements.

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

4.       NEW ACCOUNTING STANDARDS

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

5.      SEGMENT INFORMATION

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

         COMPETITION. The Company competes against companies in a highly competitive market and has fewer resources than most of those companies. Its business competes within and outside the United States principally on the basis of price, product quality, custom design, technical support, reputation, equipment financing assistance and reliability. Competitive pressures and other factors could cause the Company to lose market share or could result in decreases in prices, either of which could have a material adverse effect on its financial position and results of operations.

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

         The accounting policies of the segments are the same as the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments as they are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company does not allocate any selling, general, and administrative expenses to any specific segments. All of the other income (expense) costs or income are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments, as this revenue accounts for over 10% of the total revenue of the Company. These segments represent both a significant amount of business generated as well as a specific location and unique type of revenue.

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

         A new segment for the First Quarter of 2001 is the Research and Development segment. Prior year amounts have been reclassified to conform with the current year presentation. This segment accounts for approximately 5% of the total revenue of the Company, and is unlike any other revenue, in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

        The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended March 31, 2001 and 2000 (dollars in thousands).

                                                        Other
                                     Management        Domestic         Foreign        Research &
                                     Operations       Operations      Operations      Development        Total
                                  ----------------- --------------- ---------------- --------------- ---------------
                                                                        2001
                                  ----------------------------------------------------------------------------------
     Revenues                              $   434         $   656           $   13          $   60        $  1,163
     Cost of revenues                          347             366                -              41             754
     Segment profits                            87             290               13              19             409
     Identifiable assets                       198              71                -              56             325
     Depreciation                                8              10                -               2              20

                                                                        2000
                                  ----------------------------------------------------------------------------------
     Revenues                              $   375         $   565           $   37         $   130        $  1,107
     Cost of revenues                          236             298                -             102             636
     Segment profits                           139             267               37              28             471
     Identifiable assets                       181              76                -              63             320
     Depreciation                                6              11                -               1              18

A reconciliation of total segment revenues, cost of revenues, and segment profits sales to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended March 31, 2001 and 2000 is as follows (dollars in thousands):

                                                                    2001          2000
                                                                 -------       -------
Segment profits:
     Segment profits for reportable segments                     $   409       $   471
     Corporate selling, general and administrative
        expenses and research and development costs                 (618)         (537)
     Other income (expense)                                          (11)          229
                                                                 -------       -------
            Consolidated earnings before interest and taxes      $  (220)      $   163
                                                                 =======       =======

Identifiable assets:
     Identifiable assets for reportable segments                 $   325       $   320
     Corporate property and equipment                                230           248
     Current assets not allocated to segments                      2,162         2,351
     Intangible and other assets not allocated to segments         2,380         2,257
     Consolidated eliminations                                      (234)         (234)
                                                                 -------       -------
            Consolidated assets                                  $ 4,863       $ 4,942
                                                                 =======       =======

Depreciation and amortization:
     Depreciation for reportable segments                        $    20       $    18
     Corporate depreciation and amortization                          32            27
                                                                 -------       -------
            Consolidated depreciation and amortization           $    52       $    45
                                                                 =======       =======

6.      INVESTMENT IN FLORIDA N-VIRO, L. P.

         Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation. Effective January 1, 2001 the Company owns a 47.5% interest in the joint venture. Prior to January 1, 2001 the Company owned 50% of the joint venture.

         Condensed financial information of the partnership for the quarters ended March 31, 2001 and 2000 is as follows:

                                      Quarter Ended March 31,
                                     --------------------------
                                        2001            2000
                                     ---------       ---------
Net sales                            $ 929,258       $ 830,703
Gross profit (loss)                     40,453         (45,657)
Loss from continuing operations        (22,032)        (90,000)
Net loss                               (22,032)        (90,000)

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

        Total revenues were $1,163,000 for the quarter ended March 31, 2001 compared to $1,107,000 for the same period of 2000. The net increase in revenue is due primarily to an increase in alkaline admixture revenue. The Company's cost of revenues increased to $754,000 in 2001 from $636,000 for the same period in 2000, but the gross profit percentage decreased to 35% from 42% for the quarters ended March 31, 2001 and 2000. This decrease in gross profit percentage is primarily due to the increased share in sales of alkaline admixture, which have a lower gross profit margin associated with them than other types of revenue. Operating expenses, including patent litigation and research and development costs, increased for the comparative period, while losses in the equity of a joint venture decreased for the same period of 2001. Also, the Company booked income of $275,000 on the recovery of a bad debt in the first quarter of 2000, but had no such income in 2001. These changes collectively resulted in a net loss of approximately $220,000 for the quarter ended March 31, 2001 compared to net income of $163,000 for the quarter ended March 31, 2000.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 WITH THREE MONTHS ENDED MARCH 31, 2000

        Overall revenue increased $56,000, or 5%, to $1,163,000 for the quarter ended March 31, 2001 from $1,107,000 for the quarter ended March 31, 2000. The net increase in revenue was due primarily to the following:

        a) Alkaline admixture revenue increased $61,000 from the same period ended in 2000;

        b) The Company's processing revenue, including facility management revenue, showed a net increase of $85,000 over the same period ended in 2000;

        c) Testing and miscellaneous revenues increased $5,000 from the same period ended in 2000;

        d) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the period, a decrease of $25,000 from the same period in 2000; and,

        e) Research and development revenue decreased $70,000 from the same period ended in 2000.

        Gross profit decreased $62,000, or 13%, to $409,000 for the three months ended March 31, 2001 from $471,000 for the three months ended March 31, 2000. This decrease in gross profit was primarily due to the increased share in sales of alkaline admixture and facility management revenues, which have a lower gross profit margin associated with them than other types of revenue, and additional seasonal costs associated with the facility management revenue. The gross profit margin decreased to 35% from 42% for the same reasons, and during the same three month comparison.

        Operating expenses increased $81,000, or 15%, to $618,000 for the three months ended March 31, 2001 from $537,000 for the three months ended March 31, 2000. The increase was primarily due to an increase in patent litigation costs of $63,000 and research and development costs of $14,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $209,000 for the three months ended March 31, 2001 compared to an operating loss of $66,000 for the three months ended March 31, 2000.

         Nonoperating income (expense) decreased by $240,000 to a net expense of $11,000 for the three months ended March 31, 2001 from a net income of $229,000 for the three months ended March 31, 2000. The decrease was primarily due to the recognition at March 31, 2000 for the recovery of $275,000 of a bad debt previously written off, and a decrease in the loss in the equity of a joint venture from a loss of $45,000 in 2000 to a loss of $10,000 in 2001. The bad debt previously written off was a note receivable from a Canadian licensee, which was fully reserved for in allowance for bad debts.

        For the three months ended March 31, 2001 and 2000, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficit of $59,000 at March 31, 2001, compared to a working capital surplus of $311,000 at December 31, 2000, a decrease of $370,000. Current assets at March 31, 2001 included cash and investments of $414,000 (including restricted cash of $400,000), which is a decrease of $134,000 from December 31, 2000. The decrease in working capital was principally due to the operating loss for the quarter.

         The Company maintains a $400,000 certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

        In 1997 the Company obtained a working capital line of credit of $200,000 and in the third quarter of 1998 the line was increased to $500,000. This debt was collateralized by a certificate of deposit with the lender, accounts receivable, inventories and equipment, assignment of the Contract between the City of Toledo and the Company, was due on demand, and, required the Company to maintain certain financial covenants. In April 2000, the Company renewed its agreement for a line of credit of $1 million (an increase of $500,000 from $500,000 as of December 31, 1999), secured by a certificate of deposit with the lender of $400,000, with all other terms similar as agreed to in 1998. Borrowings up to $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime minus .5%, and borrowings above $400,000 (up from $250,000 as of December 31, 1999) bear interest at prime plus 1%. The Company was in violation of a financial convenant contained in the agreement, concerning the maintenance of positive net income for the fiscal year ended December 31, 2000. The Company's bank waived this violation in light of the Company's net loss for the year ended December 31, 2000. The balance owed on the line-of-credit at March 31, 2001 was $375,000.

        The Company believes that its working capital together with the line of credit will provide sufficient cash to meet the Company's cash requirements through 2001.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During 1994, the Company entered into an agreement to reacquire territory rights from a former agent, Hydropress Environmental Services, Inc. ("Hydropress"), in exchange for 66,250 (as adjusted) shares of unregistered common stock. This agreement stated that if Hydropress elected to sell these shares, the Company had guaranteed a value of $6 per common share.

         On October 1, 1998, Hydropress filed suit against the Company in the United States District Court for the District of New Jersey captioned Hydropress Environmental Services, Inc., v. N-Viro International Corp. (No. 98-4573). The suit sought a declaratory judgment as to Hydropress' rights and duties related to certain obligations pursuant to a license agreement and a prior settlement agreement related to the license agreement. Hydropress filed the Complaint, but failed to obtain service of process upon the Company.

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

         Hydropress, in turn, filed counterclaims in response to the Company's counterclaims. Hydropress' first claim seeks damages based on an alleged indemnification that the Company allegedly breached by not indemnifying Hydropress for costs incurred in connection with Hydropress' releasing emissions of volatile organic compounds in excess of permitted levels. Hydropress' second claim is that the Company allegedly negligently misrepresented the results to be expected from a dryer Hydropress purchased from a third party. Hydropress' third claim is that the Company breached the covenant of good faith and fair dealing by making the alleged misrepresentations. Hydropress' fourth claim is that the Company has wrongfully terminated Hydropress' February 28, 1994 Patent License Agreement. Hydropress alleges that it has incurred costs in excess of two million dollars as a result of its emission problem but seeks damages in an unspecified amount and a declaration that the Company is obligated to continue indemnifying Hydropress in the matter. The Company intends to vigorously contest Hydropress' claims.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
                        None.

        (b)  Reports on Form 8-K:

                        None.

                        N-VIRO INTERNATIONAL CORPORATION

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                N-VIRO INTERNATIONAL CORPORATION





Date:       May 14, 2001        /s/  J. Patrick Nicholson
      -----------------------   ------------------------------------------------
                                J. Patrick Nicholson
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)




Date:       May 14, 2001        /s/  James K. McHugh
      -----------------------   ------------------------------------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial & Accounting Officer)