Form 10-Q
period 2001-06-30
N-VIRO INTERNATIONAL CORP
filed 2001-08-14
CIK 904896

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-21802

                                  ___________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (419) 535-6374
                                  ___________

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to the filing requirements for at least the past 90 days. Yes [X]      No [ ].

                  As of August 6, 2001, 2,643,683 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                                           N-VIRO INTERNATIONAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                      Three months ended June 30            Six months ended June 30
                                                       2001               2000               2001              2000
                                               ------------------------------------------------------------------------

Revenues                                           $ 1,115,478        $ 1,112,464        $ 2,278,242        $ 2,219,496

Cost of revenues                                       642,615            574,915          1,396,358          1,210,920
                                                  ---------------------------------------------------------------------

Gross profit                                           472,863            537,549            881,884          1,008,576

Operating expenses:
     Selling, general and administrative               481,110            473,746            999,988            988,236
     Patent litigation expense                         131,764             14,950            201,940             22,447
     Research and development                           17,855             21,000             46,449             35,224
                                                  ---------------------------------------------------------------------
                                                       630,729            509,696          1,248,377          1,045,907
                                                  ---------------------------------------------------------------------

Operating income (loss)                               (157,866)            27,853           (366,493)           (37,331)

Nonoperating income (expense):
     Interest income (expense), net                      6,338              2,521              5,694                738
     Equity in losses of joint venture                 (51,630)           (15,499)           (62,095)           (60,499)
     Bad debts recovered                                  --                 --                 --              275,000
                                                  ---------------------------------------------------------------------
                                                       (45,292)           (12,978)           (56,401)           215,239
                                                  ---------------------------------------------------------------------

Income (loss) before income tax expense               (203,158)            14,875           (422,894)           177,908

Federal and state income tax expense                      --                 --                 --                 --
                                                  ---------------------------------------------------------------------

Net income (loss)                                  $  (203,158)       $    14,875        $  (422,894)       $   177,908
                                                  =====================================================================


Basic and diluted earnings (loss) per share        $     (0.08)       $      0.01        $     (0.16)       $      0.07
                                                  =====================================================================

Weighted average common shares outstanding           2,643,683          2,632,659          2,643,683          2,632,079
                                                  =====================================================================


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                       June 30            December 31,
                                                                         2001                 2000
ASSETS                                                               (Unaudited)           (Audited)
                                                                  -----------------    ----------------
Current Assets
Cash and cash equivalents:
            Unrestricted                                          $        81,330      $       128,485
            Restricted                                                    400,000              417,666
       Securities available-for-sale                                        1,660                1,401
       Receivables:
            Trade, net of allowance of $144,564 in 2001
                and 2000                                                1,307,215            1,500,514
            Notes and other, net of allowance of $-0- in
                2001 and 2000                                              22,000               22,540
            Related parties                                                27,906               21,912
       Prepaid expenses and other assets                                  153,278               83,569
                                                                  ---------------      ---------------

                                      Total current assets              1,993,389            2,176,087

Property and Equipment                                                    528,520              581,196

Investment in Florida N-Viro, L.P.                                        599,871              661,966

Intangibles and Other Assets                                            1,489,720            1,332,728
                                                                  ---------------      ---------------

TOTAL ASSETS                                                      $     4,611,500      $     4,751,977
                                                                  ===============      ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term debt                       $       130,337      $       119,992
       Line of credit                                                     465,000              300,000
       Accounts payable                                                 1,201,220            1,085,872
       Accrued expenses                                                   396,149              359,672
                                                                  ---------------      ---------------

                                      Total current liabilities         2,192,706            1,865,536

Long-Term Debt, less current maturities                                   186,985              228,738

Stockholders' Equity
       Common stock, $.01 par value; authorized
            7,000,000 shares; issued 2,700,933 shares                      27,010               27,010
       Additional paid-in capital                                      13,495,602           13,498,602
       Retained earnings (deficit)                                    (10,672,826)         (10,249,932)
                                                                  ---------------      ---------------
                                                                        2,849,786            3,275,680
       Less treasury stock, at cost, 57,250 shares                        617,977              617,977
                                                                  ---------------      ---------------
                                                                        2,231,809            2,657,703
                                                                  ---------------      ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $     4,611,500      $     4,751,977
                                                                  ===============      ===============

                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                                                                         Six months ended
                                                                                             June 30,
                                                                              --------------------------------------
                                                                                     2001                2000
                                                                              ------------------   -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $     19,745     $    389,037

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in notes receivable                                                      (195,718)            --
     Expenditures for intangibles and other assets                                      (20,702)        (272,708)
     Purchases of property and equipment                                                 (3,460)         (11,559)
                                                                                   ------------     ------------

NET CASH USED BY INVESTING ACTIVITIES                                                  (219,880)        (284,267)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                                   165,000             --
     Borrowings under long-term obligations                                              58,736           40,000
     Principal payments on long-term obligations                                        (70,756)         (81,064)
                                                                                   ------------     ------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        152,980          (41,064)
                                                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH - UNRESTRICTED                                          (47,155)          63,706

CASH AND CASH EQUIVALENTS - UNRESTRICTED AT
      BEGINNING OF PERIOD                                                               128,485          552,846
                                                                                   ------------     ------------

CASH AND CASH EQUIVALENTS - UNRESTRICTED AT
      END OF PERIOD                                                                $     81,330     $    616,552
                                                                                   ============     ============















                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2001 may not be indicative of the results of operations for the year ended December 31, 2001. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2000.

        The financial statements are consolidated as of June 30, 2001 and December 31, 2000 for the Company. Adjustments have been made to eliminate all intercompany transactions.


2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $30,000 for the six months ended June 30, 2001 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.


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

         In February 2000, Hydropress and the Company modified the 1999 agreement by agreeing to allow Hydropress to sell shares of the Company's stock before the eighteen-month period, in addition to increasing the maximum amount of shares it could sell without approval from the Company in any one month to 15,000 shares. In exchange, Hydropress released the Company from its minimum price guarantee obligations under the 1999 Settlement Agreement. The Company understood the letter agreement to excuse it entirely from its obligation to guarantee Hydropress' receipt of proceeds of at least $6.00 per share from the sale of the Company stock. This was consistent with the position taken in the Company's public filings under and pursuant to the terms of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, as well as the Company's audited financial statements.

         In late September 2000, representatives of Hydropress informed the Company that Hydropress maintains that the letter suspended for a fixed period of time the $6.00 per share guarantee of proceeds, but that following that period of time, the guarantee remained in effect. In November 2000, the Company brought suit against Hydropress. The Complaint sought a declaratory judgment that the minimum price guarantee was no longer in effect. At the time of filing the Complaint, the value of the Company's guarantee, if it were still in effect at the time of the Complaint, would have ranged between $238-$254,000.

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

         The Court bifurcated discovery. It initially allowed discovery only on the issues raised in Hydropress' Complaint, which were the stock guarantee issues. That discovery has been completed. The parties are in the process of submitting a proposed schedule for summary judgment motions on this issue.

         N-Viro has filed a motion to dismiss Hydropress' counterclaims based on numerous grounds. Following full briefing, the Court scheduled and heard oral argument on the motion to dismiss. Based on the arguments, the Court ordered that discovery be limited to two issues arising out of a prior settlement agreement: (1) whether Hydropress released all its claims in the prior settlement agreement, and (2) whether Hydropress has any legal basis for having withheld royalties from N-Viro. Once discovery on those two issues is finished, the parties shall be entitled to submit summary judgment motions on the two issues only. The parties are in the process of submitting a proposed scheduling order on this discovery.

         The Company leases office space under an agreement which requires monthly payments of approximately $5,200. The lease expires in December 2002. The Company also leases various equipment on a month-to-month basis. The total minimum rental commitment at December 31, 2000 is

$93,500. The total rental expense included in the statements of operations for the six months ended June 30, 2001 and 2000 is approximately $32,200 and $28,800, respectively.

         The Company's minimum commitment under an agreement with a consultant (see Note 2 above) is $90,000, payable in cash or stock of $30,000 in 2001 and $60,000 in 2002.

         During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One of the employment agreements expires in July 2002 and called for payments totaling $144,000 annually through December 1999. The other agreement expires in June 2004 and calls for payments totaling $144,000 annually through December 31, 2000. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement is expected to total $129,000 at July 2002. The estimated cost is being recognized over the term of the employment agreement.

         The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation. The Company charged $24,200 to operations for the six months ended June 30, 2001 in conjunction with these agreements.

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

4.      NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133", is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The effect on the Company's financial statements as a result of the adoption of this statement was not material.


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

         A new segment for 2001 is the Research and Development segment. Prior year amounts have been reclassified to conform with the current year presentation. This segment accounts for approximately 5% of the total revenue of the Company, and is unlike any other revenue, in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

         The tables below present information about the segment profits, segment identifiable assets and other information used by the chief operating decision makers of the Company for the quarters ended June 30, 2001 and 2000 (dollars in thousands).


                                                        Other
                                     Management        Domestic         Foreign        Research &
                                     Operations       Operations      Operations      Development           Total
                                  ----------------- --------------- ---------------- --------------- ---------------
                                                                        2001
                                  ----------------------------------------------------------------------------------
     Revenues                              $   430         $   614           $   13          $   59        $  1,116
     Cost of revenues                          258             332                -              53             643
     Segment profits                           172             282               13               6             473
     Identifiable assets                       190              69                -              54             313
     Depreciation                                8              10                -               2              20

                                                                        2000
                                  ----------------------------------------------------------------------------------
     Revenues                              $   394         $   641           $   12         $    65        $  1,112
     Cost of revenues                          236             293                -              46             575
     Segment profits                           158             348               12              19             537
     Identifiable assets                       176              74                -              61             311
     Depreciation                                6              11                -               1              18




                                                                                    2001                2000
                                                                               -------------       --------------
     Segment profits:
          Segment profits for reportable segments                                $      473          $      537
          Corporate selling, general and administrative
             expenses and research and development costs                               (631)               (510)

          Other income (expense)                                                        (45)                (13)
                                                                                 ----------          ----------
                 Consolidated earnings (loss) before interest and taxes          $     (203)         $       14
                                                                                 ==========          ==========

     Identifiable assets:
          Identifiable assets for reportable segments                            $      313          $      311
          Corporate property and equipment                                              216                 244
          Current assets not allocated to segments                                    1,993               2,371
          Intangible and other assets not allocated to segments                       2,324               2,218
          Consolidated eliminations                                                    (234)               (234)
                                                                                 ----------          ----------
                 Consolidated assets                                             $    4,612          $    4,910
                                                                                 ==========          ==========

     Depreciation and amortization:
          Depreciation for reportable segments                                   $       20          $       18
          Corporate depreciation and amortization                                        32                  25
                                                                                 ----------          ----------
                 Consolidated depreciation and amortization                      $       52          $       43
                                                                                 ==========          ==========


6.      INVESTMENT IN FLORIDA N-VIRO, L. P.

        Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation. Effective January 1, 2001 the Company owns a 47.5% interest in the joint venture. Prior to January 1, 2001 the Company owned 50% of the joint venture.


        Condensed financial information of the partnership for the quarters ended June 30, 2001 and 2000 is as follows:

                                                                       Quarter Ended June 30,
                                                          ------------------------------------------------
                                                                   2001                       2000
                                                          ---------------------  -------------------------
                    Net sales                                      $  741,080                  $  901,884
                    Gross profit (loss)                               (38,381)                     78,230
                    Loss from continuing operations                  (108,692)                    (30,998)
                    Net loss                                         (108,692)                    (30,998)


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

        Total revenues were $1,115,000 for the quarter ended June 30, 2001 compared to $1,112,000 for the same period of 2000. The net increase in revenue is due primarily to an increase in alkaline admixture revenue. The Company's cost of revenues increased to $643,000 in 2001 from $575,000 for the same period in 2000, but the gross profit percentage decreased to 42% from 48% for the quarters ended June 30, 2001 and 2000. This decrease in gross profit percentage is primarily due to the increased share in sales of alkaline admixture, which have a lower gross profit margin associated with them than other types of revenue. Operating expenses, including patent litigation costs, increased for the comparative period, while losses in the equity of a joint venture increased for the same period of 2001. These changes collectively resulted in a net loss of approximately $203,000 for the quarter ended June 30, 2001 compared to net income of $15,000 for the quarter ended June 30, 2000.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 WITH THREE MONTHS ENDED
                                 JUNE 30, 2000

        Overall revenue increased $3,000, or .3%, to $1,115,000 for the quarter ended June 30, 2001 from $1,112,000 for the quarter ended June 30, 2000. The net increase in revenue was due primarily to the following:

        a) Alkaline admixture revenue increased $97,000 from the same period ended in 2000;

        b) The Company's processing revenue, including facility management revenue, showed a net increase of $63,000 over the same period ended in 2000;

        c) Testing and miscellaneous revenues decreased $23,000 from the same period ended in 2000;

        d) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the period, a decrease of $128,000 from the same period in 2000; and,

        e) Research and development revenue decreased $6,000 from the same period ended in 2000.

        Gross profit decreased $65,000, or 12%, to $473,000 for the three months ended June 30, 2001 from $538,000 for the three months ended June 30, 2000. This decrease in gross profit was primarily due to the increased share in sales of alkaline admixture and facility management revenues, which have a lower gross profit margin associated with them than other types of revenue, and the decrease in license fee revenue, which has a high gross profit margin. The gross profit margin decreased to 42% from 48% for the same reasons, and during the same three month comparison.

        Operating expenses increased $121,000, or 24%, to $631,000 for the three months ended June 30, 2001 from $510,000 for the three months ended June 30, 2000. The increase was primarily due to an increase in patent litigation costs of $117,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $158,000 for the three months ended June 30, 2001 compared to operating income of $28,000 for the three months ended June 30, 2000.

        Nonoperating income (expense) decreased by $32,000 to a net expense of $45,000 for the three months ended June 30, 2001 from a net expense of $13,000 for the three months ended June 30, 2000. The decrease was primarily due to an increase in the loss in the equity of a joint venture from a loss of $15,000 in 2000 to a loss of $52,000 in 2001.

        For the three months ended June 30, 2001 and 2000, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 WITH SIX MONTHS ENDED JUNE 30, 2000

        Overall revenue increased $59,000, or 3%, to $2,278,000 for the six months ended June 30, 2001 from $2,219,000 for the six months ended June 30, 2000. The net increase in revenue was due primarily to the following:

        a) Alkaline admixture revenue increased $158,000 from the same period ended in 2000;

        b) The Company's processing revenue, including facility management revenue, showed a net increase of $148,000 over the same period ended in 2000;

        c) Testing and miscellaneous revenues decreased $18,000 from the same period ended in 2000;

        d) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the period, a decrease of $153,000 from the same period in 2000; and,

        e) Research and development revenue decreased $76,000 from the same period ended in 2000.

        Gross profit decreased $127,000, or 13%, to $882,000 for the six months ended June 30, 2001 from $1,009,000 for the six months ended June 30, 2000. This decrease in gross profit was primarily due to the increased share in sales of alkaline admixture and facility management revenues, which have a lower gross profit margin associated with them than other types of revenue, and the decrease in license fee revenue, which has a high gross profit margin . The gross profit margin decreased to 39% from 45% for the same reasons, and during the same six month comparison.

        Operating expenses increased $202,000, or 19%, to $1,248,000 for the six months ended June 30, 2001 from $1,046,000 for the six months ended June 30, 2000. The increase was primarily due to an increase in patent litigation costs of $179,000, selling, general and administrative costs of $12,000 and research and development costs of $11,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $366,000 for the six months ended June 30, 2001 compared to a loss of $37,000 for the six months ended June 30, 2000.

        Nonoperating income (expense) decreased by $272,000 to a net expense of $56,000 for the six months ended June 30, 2001 from a net income of $215,000 for the six months ended June 30, 2000. The decrease was primarily due to the recognition in the first six months of 2000 for the recovery of $275,000 of a bad debt previously written off. The bad debt previously written off was a note receivable from a Canadian licensee, which was fully reserved for in allowance for bad debts.

        For the six months ended June 30, 2001 and 2000, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficit of $199,000 at June 30, 2001, compared to a working capital surplus of $311,000 at December 31, 2000, a decrease of $510,000. Current assets at June 30, 2001 included cash and investments of $483,000 (including restricted cash of $400,000), which is a decrease of $65,000 from December 31, 2000. The decrease in working capital was principally due to the operating loss for the six months ended June 30, 2001.

        The Company maintains a $400,000 certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

        In 1997 the Company obtained a working capital line of credit of $200,000 and in the third quarter of 1998 the line was increased to $500,000. This debt was collateralized by a certificate of deposit with the lender, accounts receivable, inventories and equipment, assignment of the Contract between the City of Toledo and the Company, was due on demand, and, required the Company to maintain certain financial covenants. In April 2000, the Company renewed its agreement for a line of credit of $1 million, and in May 2001 this renewal was agreed to at $750,000. This agreement is secured by a certificate of deposit with the lender of $400,000, with all other terms similar as agreed to in 1998. Borrowings up to $400,000 bear interest at prime minus .5%, and borrowings above $400,000 bear interest at prime plus 1%. The Company was in violation of a financial covenant contained in the agreement, concerning the maintenance of positive net income for the fiscal year ended December 31, 2000. The Company's bank waived this violation in light of the Company's net loss for the year ended December 31, 2000. The balance owed on the line-of-credit at June 30, 2001 was $465,000.

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

         On February 15, 2000, Hydropress and the Company modified the March, 1999 agreement by agreeing to allow Hydropress to sell shares of the Company's stock before the eighteen-month period, in addition to increasing the maximum amount of shares it could sell without approval from the Company in any one month to 15,000 shares. In exchange, Hydropress released the Company from its minimum price guarantee obligations under the March 22, 1999 Settlement Agreement. The Company understands the letter agreement dated February 15, 2000 to excuse it entirely from its obligation to guarantee Hydropress' receipt of proceeds of at least $6.00 per share from the sale of the Company stock. This was consistent with the position taken in the Company's public filings under and pursuant to the terms of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, as well as the Company's audited financial statements.

         In late September of 2000, representatives of Hydropress informed the Company that Hydropress maintains that the letter suspended for a fixed period of time the $6.00 per share guarantee of proceeds, but that following that period of time, the guarantee remained in effect. On November 28, 2000, the Company brought suit in the United States District Court for the Northern District of Ohio, Western Division (case number 3:00CV7733) (the "Ohio Action") against Hydropress. The Complaint sought a declaratory judgment that the minimum price guarantee was no longer in effect. At the time of filing the Complaint, the value of the Company's guarantee, if it were still in effect at the time of the Complaint, would have ranged between $238-$254,000.

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

       The Court bifurcated discovery. It initially allowed discovery only on the issues raised in Hydropress' Complaint, which were the stock guarantee issues. That discovery has been completed. The parties are in the process of submitting a proposed schedule for summary judgment motions on this issue.

       N-Viro has filed a motion to dismiss Hydropress' counterclaims based on numerous grounds. Following full briefing, the Court scheduled and heard oral argument on the motion to dismiss. Based on the arguments, the Court ordered that discovery be limited to two issues arising out of a prior settlement agreement: (1) whether Hydropress released all its claims in the prior settlement agreement, and (2) whether Hydropress has any legal basis for having withheld royalties from N-Viro. Once discovery on those two issues is finished, the parties shall be entitled to submit summary judgment motions on the two issues only. The parties are in the process of submitting a proposed scheduling order on this discovery.

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



                                N-VIRO INTERNATIONAL CORPORATION





Date:    August 14, 2001        /s/  J. Patrick Nicholson
      -------------------       ------------------------------------------------
                                J. Patrick Nicholson
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)




Date:    August 14, 2001        /s/  James K. McHugh
      -------------------       ------------------------------------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial & Accounting Officer)