Form 10-Q
period 2001-09-30
N-VIRO INTERNATIONAL CORP
filed 2001-11-14
CIK 904896

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
                                                             ---   ---
                  As of November 8, 2001, 2,643,683 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended Sept. 30        Nine Months Ended Sept. 30
                                                --------------------------------------------------------------
                                                   2001             2000             2001             2000
                                                --------------------------------------------------------------
Revenues                                        $ 1,175,057      $ 1,083,134      $ 3,453,299      $ 3,302,630

Cost of revenues                                    747,823          599,825        2,144,181        1,810,744
                                                --------------------------------------------------------------
Gross profit                                        427,234          483,309        1,309,118        1,491,886

Operating expenses:
  Selling, general + administrative                 517,400          511,117        1,517,388        1,499,948
  Patent litigation expense                         182,767           30,421          384,708           52,867
  Research and development                            8,000           30,186           54,449           65,410
                                                --------------------------------------------------------------
                                                    708,167          571,724        1,956,545        1,618,225
                                                --------------------------------------------------------------
Operating loss                                     (280,933)         (88,415)        (647,427)        (126,339)

Nonoperating income (expense):
  Interest income (expense), net                    (23,819)          (4,820)         (18,125)          (3,487)
  Equity in losses of joint venture                 (51,171)         (68,195)        (113,266)        (128,695)
  Loss on sale of assets                               (935)            --               (935)            --
  Bad debts recovered                                  --               --               --            275,000
                                                --------------------------------------------------------------
                                                    (75,925)         (73,015)        (132,326)         142,818
                                                --------------------------------------------------------------
Income (loss) before income tax expense            (356,858)        (161,430)        (779,753)          16,479

Federal and state income tax expense                   --               --               --               --
                                                --------------------------------------------------------------
Net income (loss)                               $  (356,858)     $  (161,430)     $  (779,753)     $    16,479
                                                ==============================================================
Basic and diluted earnings (loss) per share     $     (0.13)     $     (0.06)     $     (0.29)     $      0.01
                                                ==============================================================
Weighted average common shares outstanding        2,643,683        2,637,553        2,643,683        2,633,917
                                                ==============================================================

                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                    September 30,    December 31,
                                                                        2001             2000
ASSETS                                                               (Unaudited)       (Audited)
                                                                    ------------      ------------
Current Assets
    Cash and cash equivalents:
     Unrestricted                                                   $    205,659      $    128,485
     Restricted                                                          400,000           417,666
    Securities available-for-sale                                          1,660             1,401
    Receivables:
     Trade, net of allowance of $144,564 in 2001 and 2000              1,297,585         1,500,514
     Notes and other, net of allowance of $-0- in 2001 and 2000           22,000            22,540
     Related parties                                                      27,906            21,912
    Prepaid expenses and other assets                                    115,336            83,569
                                                                    ------------------------------
                                         Total current assets          2,070,146         2,176,087

Property and Equipment                                                   511,838           581,196

Investment in Florida N-Viro, L.P.                                       548,700           661,966

Intangibles and Other Assets                                           1,481,398         1,332,728
                                                                    ------------------------------

TOTAL ASSETS                                                        $  4,612,082      $  4,751,977
                                                                    ==============================
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt                            $    141,744      $    119,992
    Line of credit                                                       380,000           300,000
    Accounts payable                                                   1,657,890         1,085,872
    Accrued expenses                                                     396,454           359,672
                                                                    ------------------------------
                                      Total current liabilities        2,576,088         1,865,536

Long-Term Debt, less current maturities                                  161,044           228,738

Stockholders' Equity
    Common stock, $.01 par value; authorized
     7,000,000 shares; issued 2,700,933 shares                            27,010            27,010
    Additional paid-in capital                                        13,495,602        13,498,602
    Retained earnings (deficit)                                      (11,029,685)      (10,249,932)
                                                                    ------------------------------
                                                                       2,492,927         3,275,680
    Less treasury stock, at cost, 57,250 shares                          617,977           617,977
                                                                    ------------------------------
                                                                       1,874,950         2,657,703
                                                                    ------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $  4,612,082      $  4,751,977
                                                                    ==============================

                 See Notes to Consolidated Financial Statements

                            N-VIRO INTERNATIONAL CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                    ------------------------
                                                                       2001          2000
                                                                    ------------------------
Net Cash Provided By Operating Activities                           $ 302,337      $ 165,141

Cash Flows From Investing Activities:
      Increase in notes receivable                                   (204,296)          --
      Expenditures for intangibles and other assets                   (34,089)      (275,858)
      Purchases of property and equipment                             (15,222)       (43,645)
                                                                    ------------------------
Net Cash Used By Investing Activities                                (253,607)      (319,503)

Cash Flows From Financing Activities
      Net borrowings on line of credit                                 80,000        120,000
      Borrowings under long-term obligations                           63,519         96,870
      Principal payments on long-term obligations                    (115,075)      (115,512)
                                                                    ------------------------
Net Cash Provided By Financing Activities                              28,444        101,358
                                                                    ------------------------
Net Increase (Decrease) In Cash - Unrestricted                         77,174        (53,004)

Cash And Cash Equivalents - Unrestricted At Beginning Of Period       128,485        552,846
                                                                    ------------------------
Cash And Cash Equivalents - Unrestricted At End Of Period           $ 205,659      $ 499,842
                                                                    ========================


                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2001 may not be indicative of the results of operations for the year ended December 31, 2001. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2000.

        The financial statements are consolidated as of September 30, 2001 and December 31, 2000 for the Company. Adjustments have been made to eliminate all intercompany transactions.


2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $45,000 for the nine months ended September 30, 2001 under an agreement for consulting services signed in 1993 and amended in 1998 (the "Consulting Agreement"). The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the Consulting Agreement.


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

         In late September 2000, representatives of Hydropress informed the Company that Hydropress maintains that the letter suspended for a fixed period of time the $6.00 per share guarantee of proceeds, but that following that period of time, the guarantee remained in effect. In November 2000, the Company brought suit against Hydropress. The Complaint sought a declaratory judgment that the minimum price guarantee was no longer in effect. At the time of filing the Complaint, the value of the Company's guarantee, if it were still in effect at the time of the Complaint, would have ranged between $238,000 and $254,000.

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

         N-Viro has filed a motion to dismiss Hydropress' counterclaims based on numerous grounds. Following full briefing, the Court scheduled and heard oral argument on the motion to dismiss. Based on the arguments, the Court ordered that discovery be limited to two issues arising out of a prior settlement agreement: (1) whether Hydropress released all its claims in the prior settlement agreement, and (2) whether Hydropress has any legal basis for having withheld royalties from N-Viro. Once discovery on those two issues is finished, the parties shall be entitled to submit summary judgment motions on the two issues only. The parties are now in settlement discussions and are not actively litigating the case.

         The Company leases office space under an agreement which requires monthly payments of approximately $5,200. The lease expires in December 2002. The Company also leases various equipment on a month-to-month basis. The total minimum rental commitment at September 30, 2001 is $77,900. The total rental expense included in the statements of operations for the nine months ended September 30, 2001 and 2000 is approximately $47,800 and $43,200, respectively.

         The Company's minimum commitment under an agreement with a consultant (see Note 2 above) is $90,000, payable in cash or stock of $15,000 in 2001 and $60,000 in 2002.

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

         The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation. The Company charged $36,300 to operations for the nine months ended September 30, 2001 in conjunction with these agreements.

         In July 2000, the Company terminated the license of N-Viro Worldwide Limited and filed suit against Robin Millard and R3 Management Limited ("R3M"). The suit sought damages for breach of contract, breach of fiduciary duty and related torts based on intellectual property developed by Mr. Millard that the Company contends is owned by the Company. The parties have resolved the suit pursuant to a settlement agreement, and the Company has dismissed the suit. The Company will become the direct licensor on three licenses on which R3M's subsidiary, N-Viro Worldwide, is currently the licensor. R3M will license the disputed technology to the Company. The parties will reconcile amounts owed to each other and offset the debts owed to each without any funds changing hands, other than a $5,000 lump-sum royalty payment from the Company to R3M.

         On October 30, 2001, the Company settled its lawsuit with RDP Technologies, Inc. ("RDP"). RDP filed the lawsuit in Delaware federal court in August 2000, asserting claims for tortious interference with prospective business relations and unfair competition, and later adding a claim for a declaratory judgment regarding infringement, validity and enforceability of two of the Company's patents. The Company denied all of RDP's claims. As a result of the settlement, RDP's claims were dismissed with prejudice, and each party agreed to bear its own costs and attorneys fees. The Consent Judgment is included in this filing as Exhibit 99.

         The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the Company.


4.       NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill.

         In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost.

         In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill.

         The Company is currently assessing but has not yet determined the impact of these pronouncements on its financial position and results of operations.


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

         RISKS OF DOING BUSINESS IN OTHER COUNTRIES. The Company conducts business in markets outside the United States, and expects to continue to do so. In addition to the risk of currency fluctuations, the risks associated with conducting business outside the United States include: social, political and economic instability; slower payment of invoices; underdeveloped infrastructure; underdeveloped legal systems; and nationalization. The Company has not entered into any currency swap agreements which may reduce these risks. The Company may enter into such agreements in the future if it is deemed beneficial to do so.

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

         The accounting policies of the segments are the same as the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments as they are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company does not allocate any selling, general, and administrative expenses to any specific segments. All of the other income (expense) costs or income are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments, as this revenue accounts for over 45% of the total revenue of the Company. These segments represent both a significant amount of business generated as well as a specific location and unique type of revenue.

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

         A new segment first presented at December 31, 2000 is the Research and Development segment. Prior year amounts have been reclassified to conform with the current year presentation. This segment accounts for approximately 6% of the total revenue of the Company, and is unlike any other revenue, in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

        The tables below present information about the segment profits, segment identifiable assets and other information used by the chief operating decision makers of the Company for the quarters ended September 30, 2001 and 2000 (dollars in thousands).

                                                           Other
                                        Management        Domestic         Foreign        Research &
                                        Operations       Operations       Operations      Development       Total
                                        ----------       ----------       ----------      -----------       -----
                                                                        2001
                                  ----------------------------------------------------------------------------------
     Revenues                              $   474         $   448          $   185          $   68        $  1,175
     Cost of revenues                          329             231              132              56             748
     Segment profits                           145             217               53              12             427
     Identifiable assets                       189              65                -              52             306
     Depreciation                                8              10                -               2              20

                                                                        2000
                                  ----------------------------------------------------------------------------------
     Revenues                              $   424         $   578           $   11         $    70        $  1,083
     Cost of revenues                          342             236                -              22             600
     Segment profits                            82             342               11              48             483
     Identifiable assets                       192              78                -              59             329
     Depreciation                                6              11                -               1              18

                                                                        2001         2000
                                                                       -------      -------
Segment profits:
     Segment profits for reportable segments                           $   427      $   483
     Corporate selling, general and administrative
        expenses and research and development costs                       (708)        (571)
     Other income (expense)                                                (76)         (73)
                                                                       -------      -------
            Consolidated earnings (loss) before interest and taxes     $  (357)     $  (161)
                                                                       =======      =======
Identifiable assets:
     Identifiable assets for reportable segments                       $   306      $   329
     Corporate property and equipment                                      206          229
     Current assets not allocated to segments                            2,070        2,383
     Intangible and other assets not allocated to segments               2,264        2,248
     Consolidated eliminations                                            (234)        (234)
                                                                       -------      -------
            Consolidated assets                                        $ 4,612      $ 4,955
                                                                       =======      =======
Depreciation and amortization:
     Depreciation for reportable segments                              $    20      $    18
     Corporate depreciation and amortization                                32           29
                                                                       -------      -------
            Consolidated depreciation and amortization                 $    52      $    47
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


         Condensed financial information of the partnership for the quarters ended September 30, 2001 and 2000 is as follows:

                                                                                  Quarter Ended September 30,
                                                                              -----------------------------------
                                                                                2001                       2000
                                                                              --------                   --------
                    Net sales                                                $  607,310                 $  605,948
                    Gross profit (loss)                                        (45,948)                   (50,599)
                    Loss from continuing operations                           (107,728)                  (136,390)
                    Net loss                                                  (107,728)                  (136,390)

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

        Total revenues were $1,175,000 for the quarter ended September 30, 2001 compared to $1,083,000 for the same period of 2000. The net increase in revenue is due primarily to an increase in revenue from the sale of equipment. The Company's cost of revenues increased to $748,000 in the quarter ended September 30, 2001 from $600,000 for the same period in 2000. The gross profit percentage decreased to 36% from 45% for the quarters ended September 30, 2001 and 2000. This decrease in gross profit percentage is primarily due to the increased share in sales of equipment and, equally, to the decreased share in site license fees. These revenues have a lower and higher, respectively, gross profit margin associated with them than other types of revenue. Operating expenses, primarily patent litigation costs, significantly increased for the comparative period, while nonoperating expenses increased slightly. These changes collectively resulted in a net loss of approximately $357,000 for the quarter ended September 30, 2001 compared to a net loss of $161,000 for the quarter ended September 30, 2000.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

        Overall revenue increased $92,000, or 8%, to $1,175,000 for the quarter ended September 30, 2001 from $1,083,000 for the quarter ended September 30, 2000. The net increase in revenue was due primarily to the following:

         a) Alkaline admixture revenue decreased $16,000 from the same period ended in 2000;

         b) The Company's processing revenue, including facility management revenue, showed a net increase of $40,000 over the same period ended in 2000;

         c) Revenue from the sale of equipment is a new source of revenue for the Company in 2001 and earned the Company $144,000 in the quarter ended September 30, 2001;

         d) Testing and miscellaneous revenues increased $14,000 from the same period ended in 2000;

         e) Licensing of the N-Viro Process, including territory fees, earned the Company $28,000 for the period, a decrease of $124,000 from the same period in 2000; and,

         f) Research and development revenue increased $34,000 from the same period ended in 2000.

         Gross profit decreased $56,000, or 12%, to $427,000 for the three months ended September 30, 2001 from $483,000 for the three months ended September 30, 2000. This decrease in gross profit was primarily due to the increased revenue from sales of equipment which has a higher associated cost of revenue than other types of revenue and, equally, to the decreased revenue from licensing which has a lower associated cost of revenue. The gross profit margin decreased to 36% from 45% for the same period ended in 2000 for the reasons stated in the previous sentence.

         Operating expenses increased $136,000, or 24%, to $708,000 for the three months ended September 30, 2001 from $572,000 for the three months ended September 30, 2000. The increase was primarily due to an increase in patent litigation costs of $152,000.

         As a result of the foregoing factors, the Company recorded an operating loss of $281,000 for the three months ended September 30, 2001 compared to an operating loss of $88,000 for the three months ended September 30, 2000.

         Nonoperating expense increased by $3,000 to a net expense of $76,000 for the three months ended September 30, 2001 from a net expense of $73,000 for the three months ended September 30, 2000. The increase was primarily due to an increase in net interest expense of $19,000, offset by a decrease in the loss of $17,000 in the equity of a joint venture, from a loss of $68,000 in 2000 to a loss of $51,000 in 2001. The net interest expense increase of $19,000 is comprised of an increase in interest income from $1,000 for the three months ended September 30, 2000 to $16,000 in the three months ended September 30, 2001, and an increase in interest expense from $6,000 for the three months ended September 30, 2000 to $40,000 for the three months ended September 30, 2001.

         For the three months ended September 30, 2001 and 2000, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         Overall revenue increased $151,000, or 5%, to $3,453,000 for the nine months ended September 30, 2001 from $3,303,000 for the nine months ended September 30, 2000. The net increase in revenue was due primarily to the following:

        a) Alkaline admixture revenue increased $142,000 from the same period ended in 2000;

        b) The Company's processing revenue, including facility management revenue, showed a net increase of $186,000 over the same period ended in 2000;

        c) Revenue from the sale of equipment is a new source of revenue for the Company in 2001 and earned the Company $144,000 in the nine month period ended September 30, 2001;

        d) Testing and miscellaneous revenues decreased $1,000 from the same period ended in 2000;

        e) Licensing of the N-Viro Process, including territory fees, earned the Company $28,000 for the period, a decrease of $277,000 from the same period in 2000; and,

        f) Research and development revenue decreased $43,000 from the same period ended in 2000.

        Gross profit decreased $183,000, or 12%, to $1,309,000 for the nine months ended September 30, 2001 from $1,492,000 for the nine months ended September 30, 2000. This decrease in gross profit was primarily due to the increased revenue from facility management, alkaline admixture and equipment sale revenues, all of which have a higher associated cost of revenue than other types of revenue and, to the decreased revenue from licensing, which has a lower associated cost of revenue. The gross profit margin decreased to 38% from 45% for the same period ended in 2000 for the reasons stated in the previous sentence.

        Operating expenses increased $339,000, or 21%, to $1,957,000 for the nine months ended September 30, 2001 from $1,618,000 for the nine months ended September 30, 2000. The increase was primarily due to an increase in patent litigation costs of $332,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $647,000 for the nine months ended September 30, 2001 compared to an operating loss of $126,000 for the nine months ended September 30, 2000.

         Nonoperating income (expense) decreased by $275,000 to a net expense of $132,000 for the nine months ended September 30, 2001 from income of $142,000 for the nine months ended September 30, 2000. The decrease was primarily due to the recognition in the first nine months of 2000 for the recovery of $275,000 of a bad debt previously written off. The bad debt previously written off was a note receivable from a Canadian licensee, which was fully reserved for in the allowance for bad debts. An increase in net interest expense of $15,000 is comprised of an increase in interest income from $13,000 for the nine months ended September 30, 2000 to $48,000 in the nine months ended September 30, 2001, and an increase in interest expense from $16,000 for the nine months ended September 30, 2000 to $66,000 for the nine months ended September 30, 2001.

        For the nine months ended September 30, 2001 and 2000, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficit of $506,000 at September 30, 2001, compared to a working capital surplus of $311,000 at December 31, 2000, a decrease of $817,000. Current assets at September 30, 2001 included cash and investments of $607,000 (including restricted cash of $400,000), which is an increase of $60,000 from December 31, 2000. The decrease in working capital was principally due to the operating loss for the nine months ended September 30, 2001.

         The Company maintains a $400,000 certificate of deposit with a bank and held as collateral on the Company's working capital line of credit.

        In 1997 the Company obtained a working capital line of credit of $200,000 and in the third quarter of 1998 the line was increased to $500,000. This debt was collateralized by a certificate of deposit with the lender, accounts receivable, inventories and equipment, assignment of the Contract between the City of Toledo and the Company, was due on demand, and, required the Company to maintain certain financial covenants. In April 2000, the Company renewed its agreement for a line of credit of $1 million, and in May 2001 this renewal was agreed to at $750,000. This agreement is secured by a certificate of deposit with the lender of $400,000, with all other terms similar as agreed to in 1998. Borrowings up to $400,000 bear interest at prime minus .5%, and borrowings above $400,000 bear interest at prime plus 1%. The Company was in violation of a financial covenant contained in the agreement, concerning the maintenance of positive net income for the fiscal year ended December 31, 2000. The Company's bank waived this violation in light of the Company's net loss for the year ended December 31, 2000. The balance owed on the line-of-credit at September 30, 2001 was $380,000.

         The Company is negotiating with the states of North and South Carolina resolution of certain contingent liabilities related to sales tax issues. (See discussion under the heading "Recent Developments" in Item 5 of this Form 10Q.) The Company expects to satisfy these contingent liabilities through securing extended payment terms, obtaining indemnity from insurance or third parties or extending its line of credit.

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

         In late September of 2000, representatives of Hydropress informed the Company that Hydropress maintains that the letter suspended for a fixed period of time the $6.00 per share guarantee of proceeds, but that following that period of time, the guarantee remained in effect. On November 28, 2000, the Company brought suit in the United States District Court for the Northern District of Ohio, Western Division (case number 3:00CV7733) (the "Ohio Action") against Hydropress. The Complaint sought a declaratory judgment that the minimum price guarantee was no longer in effect. At the time of filing the Complaint, the value of the Company's guarantee, if it were still in effect at the time of the Complaint, would have ranged between $238,000 and $254,000.

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

         N-Viro has filed a motion to dismiss Hydropress' counterclaims based on numerous grounds. Following full briefing, the Court scheduled and heard oral argument on the motion to dismiss. Based on the arguments, the Court ordered that discovery be limited to two issues arising out of a prior settlement agreement: (1) whether Hydropress released all its claims in the prior settlement agreement, and (2) whether Hydropress has any legal basis for having withheld royalties from N-Viro. Once discovery on those two issues is finished, the parties shall be entitled to submit summary judgment motions on the two issues only. The parties are now in settlement discussions and are not actively litigating the case.

         On October 30, 2001, the Company settled its lawsuit with RDP Technologies, Inc. ("RDP"). RDP filed the lawsuit in Delaware federal court in August 2000, asserting claims for tortious interference with prospective business relations and unfair competition, and later adding a claim for a declaratory judgment regarding infringement, validity and enforceability of two of the Company's patents. The Company denied all of RDP's claims. As a result of the settlement, RDP's claims were dismissed with prejudice, and each party agreed to bear its own costs and attorneys fees. The Consent Judgment is included in this filing as Exhibit 99.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5.  RECENT DEVELOPMENTS

                  In August of 2001, officials of the North Carolina Department of Revenue (the "Department") contacted the Company and indicated that the Company was under investigation for failing to file sales tax returns in the state of North Carolina during the period from December, 1994, to the present. James McHugh, the Company's chief financial officer, acknowledged to Department officials that during that period of time, the Company had collected approximately $80,000 in sales taxes from certain customers but had not collected sales tax from other customers in North Carolina. Mr. McHugh also informed Department officials that he had responsibility for filing the returns, had failed to do so and had never called the matter to management's attention, although he believed the sales on which the tax was collected were exempt from sales tax.

         Shortly after interviewing Mr. McHugh, the Department contacted the Company and informed it that Mr. McHugh was also under investigation on an individual basis because of his status as officer of the Company during the period in which the Company had failed to file sales tax returns. Mr. McHugh requested and the Company, with reservation of rights to seek reimbursement from Mr. McHugh, has advanced fees for his legal expenses in defending against the claims made by the Department. These payments were made by the Company in conformity with the indemnification requirements under the Company's Bylaws and applicable provisions of Delaware law.

         After consulting with legal counsel, the Company, on its own and Mr. McHugh's behalf, submitted a memorandum to the Department arguing that no sales tax was due by the Company because the sales at issue were exempt from sales tax. The Department disagreed and informed the Company and Mr. McHugh that they planned on pursuing both civil and criminal cases against both the Company and Mr. McHugh. The Company is currently seeking to negotiate resolution of the matter with North Carolina.

         The Company has voluntarily approached state tax authorities in South Carolina and acknowledged failing to file sales tax returns within that state. The Company estimates that it has collected approximately $160,000 in sales tax from customers in South Carolina that has not been remitted to South Carolina tax authorities, but again the Company believes that the sales at issue are exempt from sales tax. The Company has retained counsel in South Carolina to assist it in negotiating a settlement of this matter.

         Throughout the periods from 1994 to the present, the Company's financial statements have included a current liability equal to the amount of sales tax collected by the Company from customers in North Carolina and South Carolina but not remitted to taxing authorities in each of those states, and the amount has been separately disclosed on an annual basis in the Notes to the Consolidated Financial Statements. The statements do not reflect contingent liability for fines or penalties. The Company plans to pay its obligations through earnings or by borrowing funds under its revolving credit facility from Fifth Third Bank. For a more detailed discussion of this issue, see the discussion under the heading "Liquidity and Capital Resources" on page 14 of this Form 10-Q.

         The Company has a directors and officers liability and company indemnification insurance policy through Gulf Insurance Group. The Company, with the assistance of legal counsel, has submitted a request to Gulf Insurance Group for indemnification in connection with this matter in an attempt to recover amounts expended by the Company for legal fees, fines, penalties and interest. While the Company has made this claim, there can be no assurances that the Company will be successful in recovering some or all of its expenditures from Gulf Insurance Group.

         The Company has not collected sales tax in states other than North Carolina and South Carolina. Further, the Company believes it has no sales tax obligations with respect to the Company's sales in other states.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

                      99   Consent Judgment with RDP Technologies, Inc.

(b)      Reports on Form 8-K:

                        None.

                        N-VIRO INTERNATIONAL CORPORATION




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              N-VIRO INTERNATIONAL CORPORATION





Date:  November 14, 2001      /s/  J. Patrick Nicholson
      --------------------    ------------------------------------------------
                              J. Patrick Nicholson
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)




Date:  November 14, 2001      /s/  James K. McHugh
      --------------------    ------------------------------------------------
                              James K. McHugh
                              Chief Financial Officer, Secretary and Treasurer
                              (Principal Financial & Accounting Officer)