Form 10-K
period 2001-12-31
N-VIRO INTERNATIONAL CORP
filed 2002-04-16
CIK 904896

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-21802
                                -----------------
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (419) 535-6374
                                -----------------

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

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of registrant's Common Stock in the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") as of March 22, 2002, was approximately $1,313,000.

                The number of shares of Common Stock of the registrant outstanding as of March 22, 2002, was 2,577,433.

                       DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held May 9, 2002 are incorporated by reference into Part III.

================================================================================

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
                                                PART I

             Item 1.             Business                                                           2

             Item 2.             Properties                                                        11

             Item 3.             Legal Proceedings                                                 12

             Item 4.             Submission of Matters to a Vote of Security Holders               13

                                                PART II

             Item 5.             Market for Registrant's Common Equity and Related                 14
                                 Stockholder Matters

             Item 6.             Selected Financial Data                                           14

             Item 7.             Management's Discussion and Analysis of                           15
                                 Financial Condition and Results of Operations

             Item 7A.            Quantitative and Qualitative Disclosures                          23
                                 About Market Risk

             Item 8.             Financial Statements and Supplementary Data                       24

             Item 9.             Changes in and Disagreements with Accountants                     25
                                 on Accounting and Financial Disclosure

                                               PART III

             Item 10.            Directors and Executive Officers of the Registrant                25

             Item 11.            Executive Compensation                                            25

             Item 12.            Security Ownership of Certain Beneficial Owners                   25
                                 and Management

             Item 13.            Certain Relationships and Related Transactions                    25

                                                PART IV

             Item 14.            Exhibits, Financial Statement Schedules, and                      26
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

        The Toledo, Ohio facility is managed by the Company through a Contract Management Agreement with the City of Toledo. Revenue generated from and related to the Toledo operation accounts for about 39% of the Company's total revenue. The Company processes a portion of Toledo's wastewater sludge and sells the N-Viro Soil product. This contract with the City of Toledo was renewed in October 1999, to extend through the year 2004; in 2001, the City exercised its option to renew the contract for an additional five years through 2009. Currently, the contract is in its fourteenth year of operation. The relationship between the City of Toledo and the Company has been satisfactory.

        On November 29, 2001, the Company received notification from Nasdaq that as of September 30, 2001, the Company did not meet its minimum net tangible assets and/or minimum stockholders' equity requirements (the "Requirements) for continued listing on the Nasdaq SmallCap Market, as set forth in Marketplace Rule 4310(c)(2)(B). Presently, the Company does not satisfy any of the Requirements. The Company subsequently submitted a plan to Nasdaq for the Company to meet the Requirements. Nasdaq rejected the Company's plan and ordered that the Company's common stock be delisted from the Nasdaq SmallCap Market. The Company has appealed this determination. Pending resolution of the Company's appeal, the Company's common stock will remain listed on the Nasdaq SmallCap Market. The Company has been notified that an oral hearing before a Nasdaq Listing Qualifications Panel will be held on April 18, 2002. The Company is hopeful that it will be able to demonstrate to Nasdaq that current developments will enable the Company to meet one or more of the Requirements, however, there can be no assurances that the Company will able to do this and that the Company's shares won't be delisted from the Nasdaq SmallCap Market. If the Company's common stock is delisted from Nasdaq, the Company's shares of common stock will be traded on the Over-The-Counter Market and may not be subsequently relisted on Nasdaq until the Company can meet the Requirements. The Company does not anticipate that the delisting of its common stock on the Nasdaq SmallCap Market will have a material adverse effect on the financial condition or results of operations of the Company. The delisting of the Company's common stock from Nasdaq, however, will have a material adverse effect on the marketability of the Company's shares.

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

        The N-Viro Process involves mixing the wastewater sludge with an alkaline admixture and then subjecting the mixture to a controlled period of storage, mechanical turning and accelerated drying in which a blending of the sludge and the alkaline admixture occurs. The N-Viro Process stabilizes and pasteurizes the wastewater sludge, reduces odors to acceptable levels, neutralizes or immobilizes various toxic components and generates N-Viro SoilTM, a product which has a granular appearance similar to soil and has multiple commercial uses. These uses include agricultural lime, soil enrichment, top soil blend, landfill cover and filter, and land reclamation.

        The alkaline admixture used in the N-Viro Process consists of by-product dusts from cement or lime kilns, certain fly ashes and other products of coal, coke or petroleum combustion and by-product dusts from sulfuric acid

"scrubbers" used in acid rain remediation systems and from fluidized bed coal-fired systems used in electric power generation. The particular admixture that is used usually depends upon cost and availability in local markets. In certain cases, commercial lime may also be added to the admixture.

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

RESEARCH AND DEVELOPMENT

        Research and development on the N-Viro Process is performed primarily by BioCheck Laboratories, Inc. ("BioCheck"). In 2001, the Company expended approximately $23,000 on continuous research on process improvements through BioCheck, and considers its relationship with BioCheck to be satisfactory.

        In 2001 the Company expended approximately $65,000 on research and patent development, including the amount expended to BioCheck. Research and development on N-Viro Soil has been, to date, performed primarily by BioCheck and Dr. Terry J. Logan. Research was conducted by Dr. Logan and his staff at The Ohio State University pursuant to a research arrangement with the Company. Through June 30, 1999, Dr. Logan acted as an independent consultant to the Company on a part-time basis and was, and continues to be, a director of the Company. Since July 1, 1999, Dr. Logan has been employed with the Company as President and Chief Operating Officer.

        All participants on the Company's technology council, including Dr. Logan and the officers of BioCheck, have contracts with the Company, protecting the Company's rights.

        In addition, grants totaling approximately $221,000 were secured from several sources for process and product research. The United States Department of Agriculture (USDA) funded research on the use of bio-mineral and compost technology to disinfect and immobilize nutrients and metals in animal manure. This research was conducted at USDA's Agricultural Research Service (ARS) laboratory at Beltsville, MD and at BioCheck Labs. A field-scale test of the Company's animal manure treatment technology was tested at a large poultry operation in the State of Delaware in 2001 in collaboration with Environmental Technologies of Delaware LLC ("ETD"). ETD holds an exclusive license for the Company's animal manure treatment technology ("Nuresoil") for the States of Delaware, Maryland and Virginia. The State of Maryland funded a study, conducted with the University of Maryland, to utilize bio-mineral treated poultry manure to reclaim acidic landfill cover. In 1999, two patents were submitted to the U.S. Patent and Trademark Office and to the European Patent Office for disinfection and for phosphorus and trace metal immobilization in animal manure. In late 2000, the U.S. Patent and Trademark Office ("USPTO") declared the manure disinfection technology to be patentable and this patent was issued in 2001. The second manure patent, for phosphorus and trace metal immobilization, was declared by the USPTO to be patentable in 2001 and that patent is expected to be awarded in 2002. International patents have also been applied for. The Company continues to investigate methods to shorten drying time, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several new developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by immobilizing carbon dioxide in N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, the Company has developed a dryer system which will reduce processing time while continuing to permit the survival of beneficial microflora. Licensees of the Company began operating dryer facilities in Phillipsburg, New Jersey and Leamington, Ontario Canada in 1995. A new facility in Sarnia, Ontario, Canada came on line in March, 2001. The Company's "BioBlend", which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, is being utilized to produce a topsoil at the new Englewood, Ohio N-Viro facility.

        In 2000, the Department of Agri-Food Canada, filed Canadian and U.S. patents on the use of N-Viro Soil to suppress soybean cyst nematode (SCN), a soil pathogen which can severely reduce soybean yields and for which there is no effective control. SCN damage is a widespread problem throughout soybean growing areas. Research in Canada, and confirmed in Ohio, show that there is potential for N-Viro Soil to increase soybean yields in areas with heavy infestations of SCN. N-Viro is the exclusive licensee for the use patent in the U.S. and internationally. In Canada, the license is held by N-Viro Systems Canada, Inc. The USDA funded research in 2001-2002 on the effects of N-Viro Soil and Nuresoil on the control of certain soil nematodes in soybeans and other crops.

        In 2001, the Company filed two patents with the USPTO that deal with controlled heating, drying and combustion of organic wastes, including sewage sludges, animal manures, and pulp and paper wastes. One of the patents teaches the ability of mineral by-products, such as coal combustion by-products, to control the burning of organic wastes in a coal-fired power plant as a coal substitute. The patent also teaches the generation of ammonia from the organic waste for NOx control at the power plant, and the utilization of waste heat from the power plant to dry the organic wastes. The original submission was declared to be patentable by the USPTO in late 2001, and amended claims filed in 2001 were also declared to be patentable in early 2002. International patents have also been applied for. The Company is currently in discussions with a major U.S. utility to form a joint venture company to exploit the technology.

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

        The following table sets forth the Agents of the Company and the territorial rights of each Agent:

----------------------------------------------------------------------------
                                   The Agents
--------------------------------------------------------------------------------

                  Agent                                                         Territory
-----------------------------------------------------         -----------------------------------------------------
     Bio-Recycle Pty. Ltd.....................................Australia, New Zealand and Singapore
     CRM Technologies.........................................Eastern Europe
     EIEC.....................................................Spain
     Esson Technology, Inc....................................China
     Itico....................................................Egypt, North Africa, The Middle East
     Nesher Israel Cement, Ltd................................Israel
     N-Viro Filipino..........................................Phillipines
     N-Viro Systems Canada, Inc...............................Canada
     South Africa N-Viro .....................................All Africa except North Africa

        In 1995, the Company sold the territorial rights of Europe, Africa and the Middle East and granted an exclusive license for these territories to an investor group headed by Mr. Robin Millard. This group acquired one of the Company's wholly owned subsidiaries, N-Viro Worldwide Limited. In late 2000, an agreement was reached for the Company to reacquire this territory and corresponding Internet marketing capabilities from Mr. Millard in exchange with the Company to dismiss its legal proceedings against Mr. Millard. This agreement was completed in 2001. See Item 3, "Legal Proceedings" for further discussion.

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

        In 2001, the Company settled a dispute with Hydropress Environmental Services ("Hydropress") that resulted in the reacquisition of Hydropress' licensing and territory rights in New England and the Mid-Atlantic States. Hydropress retained a non-exclusive license for the N-Viro technology for its Phillipsburg, NJ merchant facility. See Item 3, "Legal Proceedings" for further discussion.

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

        Sludge treatment alternatives other than disposal include processes, such as aerobic and anaerobic digestion and lime stabilization, that typically produce lower quality sludge products, and other processes, such as pelletization, composting, high heat lime sterilization and high heat en-vessel lime pasteurization, that produce "exceptional quality" sludge products. Some of these processes have established a significant market presence, and the Company cannot predict whether any of such competing treatment processes will be more or less successful than the N-Viro Process. In 2000 the primary competition to N-Viro technology was the dumping of raw sewage sludge in landfills. While such practices are prohibited in some states (e.g., North Carolina and New Jersey), the practice is accepted by the USEPA.

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

        The part 503 Regulations. Sewage sludge and the use and disposal thereof is regulated under the Clean Water Act. On February 19, 1993, the EPA published the part 503 Regs under the Clean Water Act implementing the EPA's "exceptional quality" sludge program. These regulations establish sludge use and disposal standards applicable to approximately 35,000 wastewater treatment plants in the United States, including approximately 12,750 publicly owned treatment works ("POTWs"). Under the part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" sludge products and are not subject to any federal restrictions on agricultural use or land application. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product. Lower quality sludges and sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants. Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit. Agricultural and land applications of all sludges and sludge products, including N-Viro Soil and other "exceptional quality" sludge products, are typically subject to state and local regulation and, in most cases, require a permit.

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

        The Resource Conservation and Recovery Act. RCRA regulates all phases of hazardous waste generation, management and disposal. A waste is subject to regulation as a hazardous waste under RCRA if it is a solid waste specifically listed as a hazardous waste by the EPA or exhibits a defined hazardous characteristic. Although domestic sewage and mixtures of domestic sewage and other wastes that pass through a sewer system to a POTW are specifically exempted from the definition of solid waste, once treated by the POTW, the sewage sludge is considered a solid waste. However, such sewage sludge is not considered a hazardous waste unless it exhibits a hazardous characteristic. While it is possible that sewage sludge could exhibit the toxicity characteristic, the Company believes that regular tests for hazardous constituent levels provide assurance that the sewage sludge used in the N-Viro Process does not exhibit the toxicity characteristic. The alkaline admixtures used in the N-Viro Process are specifically exempted from RCRA regulation by the so-called Bevill Amendments to RCRA. Although the benefit of the exemption provided by the "Bevill Amendments" can be lost if the alkaline admixture is derived from or mixed with a hazardous waste, the Company has adopted and implemented policies and operational controls, including review of operating permits held by alkaline admixture suppliers and periodic testing of such admixtures, to ensure that the alkaline admixtures used in the N-Viro Process by itself and its licensees are not derived from or mixed with hazardous wastes.

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

EMPLOYEES

        As of December 31, 2001, the Company had 20 employees in the following capacities: 8 engaged in sales and marketing; 5 in finance and administration; and 7 in operations. The Company considers its relationships with its employees to be satisfactory.

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

        As of December 31, 2001, there were more than 40 N-Viro facilities operating throughout the world. The sludge processing capacity of these facilities ranges from one to 160 dry tons per day. Based upon reports received from N-Viro facilities, the Company estimates they are processing wastewater sludge at an annualized rate of over 140,000 dry tons per year. The chart below summarizes the current annualized sludge processing volume for each of the five largest N-Viro facilities through December 31, 2001.

                ------------------------------------------------------------------------------------
                            Facility Location                Approximate Sludge Processing Volume
                                                                        (dry tons/year)
                ------------------------------------------------------------------------------------
                Middlesex County, New Jersey                                57,300
                ------------------------------------------------------------------------------------
                Wilmington, Delaware                                        12,000
                ------------------------------------------------------------------------------------
                Syracuse, New York                                          10,700
                ------------------------------------------------------------------------------------
                Toledo, Ohio                                                  8,100
                ------------------------------------------------------------------------------------
                Phillipsburg, New Jersey                                      7,100
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

        Currently, approximately 37% of the Company's revenue is from management operations, 53% from other domestic operations, 5% from research and development grants and the remaining 5% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 8 hereof.

        COMPETITION. The Company competes against companies in a highly competitive market and has fewer resources than most of those companies. Its business competes within and outside the United States principally on the basis of the following factors:

    -----------------------------------------------------------------------------------------------------------------
          SEGMENT         Management Operations     Other Domestic       Foreign Operations         Research &
                                                      Operations                                    Development
    -----------------------------------------------------------------------------------------------------------------
                                                                                                    Innovative
                                  Price                  Price                  Price              Technologies
                          -------------------------------------------------------------------------------------------
                                                                         Product quality and
                               Reliability            Reputation           specifications        Technical support
                          -------------------------------------------------------------------------------------------
        COMPETITIVE        Product quality and    Product quality and
          FACTORS            specifications         specifications          Custom design           Reputation
                          -------------------------------------------------------------------------------------------
                            Responsiveness to                            Equipment financing    Product quality and
                                customer           Technical support         assistance           specifications
                          -------------------------------------------------------------------------------------------
                            Technical support        Custom design        Technical support        Custom design
                          -------------------------------------------------------------------------------------------
                                                  Equipment financing                           Equipment financing
                               Reputation             assistance             Reputation             assistance
                          -------------------------------------------------------------------------------------------

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

        Current economic and political conditions in the Asia Pacific and Middle East regions have affected the Company outlook for potential revenue there. The Company cannot predict the full impact of this economic instability, but it could have a material adverse effect on revenues and profits.

ITEM 2.         PROPERTIES

        The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that expires on December 31, 2002. The Company believes its relationship with its lessor is satisfactory.

        In early 1994 the Company purchased a site in Fort Meade, Florida to develop a Company-owned N-Viro processing facility. Construction was started at the site in late 1994 and the facility became operational in early 1995. In December 1995, the Company entered into a Memorandum of Understanding with VFL Technologies, Inc. to jointly own, through a limited partnership named Florida N-Viro, LP ("Florida N-Viro"), the Fort Meade, Florida facility, beginning January 1, 1996. On December 31, 1997, the members of Florida N-Viro Management, LLC, the management company of the Florida entity, approved a Settlement Agreement that amended certain provisions and increased the Company's ownership percentage in Florida N-Viro to 50%.

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

        In January 2001, a Special Meeting of the Board of Directors of Florida N-Viro Management LLC was held. Among the decisions made were amendments to both the Partnership Agreement and the Memorandum of Understanding entered into in August, 2000. The aggregate ownership percentages in the Florida investment of the

Company and VFL were amended to 47.5% and 52.5%, respectively, effective January 1, 2001. Also, a decision was made to relieve the requirement of the Company from funding any additional losses of Florida N-Viro, provided the Company loan an additional total of $180,000 between January and February, 2001, to be evidenced by a third Promissory Note. The Note is unsecured, due on demand and bears interest at prime (tied to a local Bank) plus 1/4%, or the Applicable Federal Rate, whichever is higher. All loans made by the Company to Florida N-Viro in 2000 and 2001, were made to equalize each partner's advances to the partnership, required after additional monies were advanced by VFL during 2000.

        The Company is currently in negotiations to sell its investment in Florida N-Viro to an unrelated third party purchaser.

        Because of the joint development of early N-Viro patents with the Medical College of Ohio ("MCO"), in 1995, the Company and MCO agreed that the rights of MCO to any intellectual property of value to the Company in development, patentable or patented would generate royalties to MCO. The Company and MCO have also agreed that future claims to the N-Viro Soil process is 1/4% of technical revenues. MCO rights to BioBlend and other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties due to MCO through December 31, 2001 is $51,975.

ITEM 3.         LEGAL PROCEEDINGS.

        During 1994, the Company entered into an agreement to reacquire territory rights from a former agent, Hydropress Environmental Services, Inc. ("Hydropress"), in exchange for 66,250 shares of unregistered common stock. This agreement stated that if Hydropress elected to sell these shares, the Company would guarantee a value of $6 per common share.

        In October 1998, Hydropress filed suit against the Company seeking a declaratory judgment as to Hydropress' rights and duties related to certain obligations pursuant to a license agreement and a prior settlement agreement related to the license agreement. Hydropress filed the Complaint, but failed to obtain service of process upon the Company.

        During 1999, Hydropress and the Company entered into a Settlement Agreement that provided, among other things, for the dismissal of the suit, mutual limited releases, agreements as to past due amounts that Hydropress owed the Company, as well as a basis for determining future amounts, and an agreement that, for a period of eighteen (18) months from the date of the settlement agreement, Hydropress would not sell any of the 66,250 shares of Company stock that it had been issued in 1994 and that Hydropress could thereafter sell no more than 10,000 shares of the Company's stock per month.

        In February 2000, Hydropress and the Company modified the 1999 agreement by agreeing to allow Hydropress to sell shares of the Company's stock before the eighteen-month period, in addition to increasing the maximum amount of shares it could sell without approval from the Company in any one month to 15,000 shares. In exchange, Hydropress released the Company from its minimum price guarantee obligations under the 1999 Settlement Agreement. The Company understood the letter agreement to excuse it entirely from its obligation to guarantee Hydropress' receipt of proceeds of at least $6.00 per share from the sale of the Company stock. This was consistent with the position taken in the Company's public filings under and pursuant to the terms of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder, as well as the Company's audited financial statements. In late September 2000, representatives of Hydropress informed the Company that Hydropress maintained that the letter suspended for a fixed period of time the $6.00 per share guarantee of proceeds, but that following that period of time, the guarantee remained in effect. In November 2000, the Company brought suit against Hydropress. The Complaint sought a declaratory judgment that the minimum price guarantee was no longer in effect.

        In November, 2001, the Company and Hydropress signed a Settlement Agreement, as filed under Form 8-K dated December 14, 2001. Each party dismissed its claims against the other with prejudice and entered into general releases of the other party. N-Viro purchased back the 66,250 N-Viro shares held by Hydropress at the market price as of November 15, 2001, which was $1.01 per share for a total of $66,913. The Company also purchased back three patent license agreements (including territory rights) from Hydropress valued at approximately $287,000. The first license concerned the exclusive right to sell and use the N-Viro technology in Massachusetts, Vermont and New Hampshire. The second concerned the non-exclusive right to sell and use the N-Viro technology in New Jersey, Delaware, Maryland and Eastern Pennsylvania. The third concerned amendments to the two prior-mentioned agreements and the exclusive right to use the N-Viro technology at Hydropress' facility in Phillipsburg, New Jersey.

N-Viro and Hydropress entered into a new patent license agreement granting Hydropress the non-exclusive right to use the N-Viro technology at its facility in Phillipsburg, New Jersey. The Company is paying certain amounts due to Hydropress under the Settlement Agreement pursuant to the terms of a promissory note (the "Note"). The principal amount of the Note is $204,587, is non-interest bearing and matures on October 15, 2002 with a balloon payment of $144,587. At December 31, 2001 the outstanding principal balance on the Note was $198,587.

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

        In July 2000, the Company terminated the license of N-Viro Worldwide Limited and filed suit against Robin Millard and R3 Management Limited ("R3M" in the United States district Court for the Northern District of Ohio (#3:00CV7443). The suit sought damages for breach of contract, breach of fiduciary duty and related torts based on intellectual property developed by Mr. Millard that the Company contends is owned by the Company.

        N-Viro settled this lawsuit with Mr. Millard and R3M. The terms are as follows: N-Viro dismissed its claims with prejudice and renounced any prior interest in R3M's technology. R3M licensed its proprietary technology to N-Viro on a worldwide non-exclusive basis subject to certain exceptions. N-Viro paid a $5,000 fee for the license, which also provides for royalty payments if N-Viro uses or licenses the technology. R3M assigned to N-Viro R3M's interest in sublicense agreements with Yorkshire Water, Ltd. and Silt (now DEC), N.V. N-Viro terminated its exclusive license with R3M related to N-Viro's proprietary technology in specified countries in Europe, the Middle East and the former Soviet Union. R3M and an affiliate, N-Viro Worldwide, Ltd. ("NVWL") agreed to cease using the name "N-Viro" and to transfer to N-Viro the internet URL "n-viro.com." NVWL agreed to pay N-Viro $195,532 for past fees owed and for equipment. N-Viro agreed to pay NVWL $195,532 for ceasing to use the N-Viro name and for transferring the internet URL "n-viro.com."

        In 2001, officials of the North Carolina Department of Revenue (the "Department") contacted the Company and indicated that the Company was under investigation for failing to file sales tax returns in the state of North Carolina during the period from December 1994 to June 2001. The Company acknowledged to Department officials that during that period of time, it had collected approximately $80,000 in sales taxes from certain customers but had not collected sales tax from other customers in North Carolina. The Company submitted a memorandum to the Department arguing that no sales tax was due by the Company because the sales at issue were exempt from sales tax. The Department disagreed with this memorandum and levied a fine and civil penalty totaling approximately $70,000 plus interest due on the previous unremitted taxes, which the Company agreed to in lieu of litigation. To date the Company has remitted all sales tax due the State, as well as paid the fine and approximately one-third of the civil penalty and interest due, and has arranged a short-term payment schedule agreed to by the Department on the balance. The Company has voluntarily approached state tax authorities in South Carolina and acknowledged failing to file sales tax returns within that state. The Company has collected and accrued approximately $167,000 in sales tax from customers in South Carolina that has not been remitted to South Carolina tax authorities. The Company believes that the sales at issue are exempt from sales tax. The Company has retained counsel in South Carolina to assist it in negotiating a settlement of this matter.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock is listed in the Nasdaq Small Cap Market under the symbol "NVIC". The price range of the Common Stock in the Market since January 1, 2000, was as follows:

-------------------------------------------------------------------------------------------------------
                     QUARTER                                  HIGH                      LOW
-------------------------------------------------------------------------------------------------------
First 2000                                                    5.75                      1.66
-------------------------------------------------------------------------------------------------------
Second 2000                                                   5.25                      2.94
-------------------------------------------------------------------------------------------------------
Third 2000                                                    3.94                      2.56
-------------------------------------------------------------------------------------------------------
Fourth 2000                                                   3.00                      1.38
-------------------------------------------------------------------------------------------------------
First 2001                                                    2.75                      1.75
-------------------------------------------------------------------------------------------------------
Second 2001                                                   2.18                      1.54
-------------------------------------------------------------------------------------------------------
Third 2001                                                    1.80                      1.04
-------------------------------------------------------------------------------------------------------
Fourth 2001                                                   1.15                      0.80
-------------------------------------------------------------------------------------------------------

The Company's stock price closed at $0.87 per share on March 22, 2002.

HOLDERS

        As of March 22, 2002, the number of holders of record of the Company's Common Stock was approximately 1,285.

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

        The following selected consolidated statement of operations data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001; and the consolidated balance sheet data set forth below as of December 31, 1997, 1998, 1999, 2000 and 2001 respectively, have been derived from the financial statements of the Company which have been audited by McGladrey & Pullen, LLP, independent auditors for the years ending December 31, 1997 and 1998, and Hausser + Taylor, LLP, independent auditors for the years ended December 31, 1999, 2000 and 2001. In the opinion of management, the financial data presented below reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                      -------------------------------------------------------------------
                                        12/31/01     12/31/00     12/31/99     12/31/98      12/31/97
---------------------------------------------------------------------------------------------------------
Revenues                                     $4,383       $4,166       $4,749       $3,929        $4,053
---------------------------------------------------------------------------------------------------------
Net income (loss)                           (1,267)        (845)          471        (373)           534
---------------------------------------------------------------------------------------------------------
Net income (loss) per share                 $(0.48)      $(0.32)        $0.18      $(0.15)         $0.23
---------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA (IN THOUSANDS):

                                      ----------------------------------------------------------------
                                       12/31/01     12/31/00      12/31/99     12/31/98     12/31/97
------------------------------------------------------------------------------------------------------
Total assets                             $4,133       $4,752       $4,772        $3,783       $4,423
------------------------------------------------------------------------------------------------------
Notes and line of credit payable         $1,402       $  649       $  352        $  161       $  278
------------------------------------------------------------------------------------------------------
Shareholder Advance                      $   24       $   22       $   49        $   47         n/a
------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following is a discussion of our results of operations and financial position for the periods described below, and should be read in conjunction with "Selected Financial Data" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K. The discussion includes various forward-looking statements about our markets, products, services and our results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from these indicated forward-looking statements.

        The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------

                                                           2001               2000               1999
--------------------------------------------------------------------------------------------------------
Technology fees                                            19.4%              24.0%              36.7%
--------------------------------------------------------------------------------------------------------
Facility management                                        37.3%              36.5%              33.8%
--------------------------------------------------------------------------------------------------------
Products and services                                      43.3%              39.5%              29.5%
--------------------------------------------------------------------------------------------------------
                                            Totals        100.0%             100.0%             100.0%
                                                    ----------------------------------------------------

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

        Facility management revenues are recognized under contracts where the Company itself manages the N-Viro Process to treat sludge, pursuant to a fixed price contract.

        Product and service revenues consist of: alkaline admixture revenue, which represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by the Company and the Agents to N-Viro facilities; N-Viro Soil sales, which represent either revenue received from sales of N-Viro Soil sold by N-Viro facilities, or through sales of N-Viro Soil sold directly by the Company; commissions earned on sales of equipment to an N-Viro facility; rental of equipment to a licensee or agent; testing income, which represent fees charged for the periodic quality control of the N-Viro Soil produced; equipment sales, which represent the price charged for equipment held for subsequent sale.

        The Company's policy is to record fully revenues payable pursuant to agency and license agreements when the Company has fulfilled its obligations under the relevant contract, except when the license agreement pertains to a foreign contract. In this case revenue is recorded when cash is received and when the Company has fulfilled its obligations under the relevant contract.

RECENT DEVELOPMENTS

        The Company received notice on November 29, 2001 from Nasdaq regarding the Company's continued listing on the Nasdaq SmallCap Market. The Nasdaq maintains that the Company is in violation of a listing rule requiring all listed companies to maintain either (1) a net tangible asset value of $2,000,000 or more, or (2) $2,500,000 or more in stockholders' equity, or (3) a market capitalization of $35,000,000, or (4) net income of at least $500,000 for the most recently completed fiscal year, or two of the three most recently completed fiscal years (the "Requirements"). Presently, the Company does not satisfy any of these Requirements. The Company subsequently provided Nasdaq with a plan to achieve and sustain compliance with all of the Requirements. On February 28, 2002, the Company received a Nasdaq staff determination indicating that it had rejected the Company's plan and the Company fails to comply with the minimum net tangible assets or minimum stockholders' equity requirements for continued listing on the Nasdaq SmallCap Market, as set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). The Company filed an appeal to the staff's determination. Pending resolution of the Company's appeal, the Company's common stock will remain listed on the Nasdaq SmallCap Market. The Company's oral hearing before a Nasdaq Listing Qualifications Panel will be held on April 18, 2002. While the Company anticipates that it can bring itself into compliance with Nasdaq Requirements on or before June 30, 2002, there can be no assurances that this will occur, or even if it does occur, that the timing of compliance will be soon enough to satisfy Nasdaq authorities and avoid the delisting of the Company's common stock. If the Company's common stock is delisted from Nasdaq, the Company's shares of common stock will be traded on the Over-The-Counter market and there can be no assurance that such shares will be relisted on the Nasdaq. The Company does not anticipate that the delisting of its common stock on the Nasdaq SmallCap Market may have a material adverse effect on the financial condition or results of operations of the Company. The delisting of the Company's common stock from Nasdaq, however, may have a material adverse effect on the marketability of the Company's shares, as shares traded on the Over-the-Counter market generally experience lower trading value than those traded on the organized exchanges.

RESULTS OF OPERATIONS

        The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.

                                       ---------------------------------------------------------------------------
       (Dollars in thousands)            Year Ended     Period to      Year Ended     Period to      Year Ended
       ----------------------           December 31,      Period      December 31,      Period      December 31,
                                            2001        Percentage        2000        Percentage        1999
                                                          Change                        Change
                                       ---------------------------------------------------------------------------
COMBINED STATEMENT OF
    OPERATIONS DATA:

Revenues                                 $      4,383          5.2%    $      4,166       (12.3%)    $      4,750

Cost of revenues                                2,795         14.7%           2,437          8.6%           2,245
                                       ---------------               ---------------               ---------------

Gross profit                                    1,588        (8.2%)           1,729       (31.0%)           2,505

Operating expenses                              2,717         12.8%           2,408         21.8%           1,977
                                       ---------------               ---------------               ---------------

Operating income (loss)                       (1,129)         *               (679)        *                  528

Non-operating income (expense)                  (138)         *                 146        *                  (57)
                                       ---------------               ---------------               ---------------

Income (loss) before income tax
expense                                       (1,267)         *               (533)        *                  471
Federal and state income tax expense                0         *                 312        *                    0
                                       ---------------               ---------------               ---------------

Net income (loss)                        $     (1,267)        *        $      (845)        *         $        471
                                       ===============               ===============               ===============

PERCENTAGE OF REVENUES:

Revenues                                       100.0%                        100.0%                        100.0%

Cost of revenues                                 63.8                          58.5                          47.3
                                       ---------------               ---------------               ---------------

Gross profit                                     36.2                          41.5                          52.7

Operating expenses                               62.0                          57.8                          41.6
                                       ---------------               ---------------               ---------------

Operating income (loss)                        (25.8)                        (16.3)                          11.1

Non-operating income (expense)                  (3.1)                           3.5                         (1.2)
                                       ---------------               ---------------               ---------------

Income (loss) before income tax
expense                                        (28.9)                        (12.8)                           9.9
Federal and state income tax expense              0.0                           7.5                           0.0
                                       ---------------               ---------------               ---------------

Net income (loss)                             (28.9%)                       (20.3%)                          9.9%
                                       ===============               ===============               ===============

* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 WITH YEAR ENDED DECEMBER 31, 2000

        Revenues increased $216,000, or 5%, to $4,383,000 for the year ended December 31, 2001 from $4,166,000 for the year ended December 31, 2000. The increase in revenue was due to the following: revenues from one-time domestic license or international territory fees decreased $202,000, to $34,000 for 2001 from $236,000 for 2000; revenues from existing on-line facilities increased $419,000 to $4,349,000 from $3,930,000 for 2000, primarily from an increase in royalties of $81,000, an increase in management fee operations of $116,000, an increase in alkaline admixture revenue of $86,000, an increase in product and consulting revenue totaling $43,000, offset by decreases in research and development project revenue of $28,000 and testing revenue (now billed directly from an outside laboratory) of $25,000. In 2001 the Company realized a new type of revenue when it recorded $144,000 in cash received from a foreign licensee from the sale of equipment for the start-up of operations. Also, in 2001 the Company recorded no gross royalty revenue from its former European licensee, N-Viro Worldwide, Ltd., a decrease of $25,000 from 2000.

        Gross Profit decreased $141,000, or 8%, to $1,588,000 for the year ended December 31, 2001 from $1,729,000 for the year ended December 31, 2000. The decrease in gross profit was primarily due to the increased revenue from sales of equipment, facility management and alkaline admixture revenue which has a higher associated cost of revenue than other types, and to the decreased revenue from licensing which has a lower associated cost of revenue. The Company's largest increase in revenue in 2001 was from the sale of equipment, which has a lower gross profit margin than the Company's overall profit margin. The overall gross profit margin decreased to 36% in 2001 from 42% for 2000. This decrease in gross profit margin was primarily due to the decrease in one-time fee revenue, and furthered by the increase in revenue from sales of equipment, facility management operations and alkaline admixture revenue, which are at higher and lower gross profit margins, respectively. One of the factors contributing to the higher cost of revenue and lower margins was that management operations saw increases in product distribution costs for the N-Viro Soil(TM) product, which costs were primarily affected by the weather. Another factor was the cost increase to the Company in 2001 for the alkaline additive used in the process. This increase was primarily due to higher transportation costs, which themselves were driven partially by increases in fuel prices. However, in early 2002, the Company secured a major source of lower cost alkaline additive in early 2002, which will generate revenue from the management of the alkaline additive. This source should increase the gross profit margin for these locations. The gross profit margin from existing on-line facilities remained the same from the previous year at 39%.

        Operating expenses increased $309,000, or 13% to $2,717,000 for the year ended December 31, 2001 from $2,408,000 for the year ended December 31, 2000. The main reason for this increase was that the Company incurred fees and expenses of approximately $650,000 in 2001 for the defense of its patents and licensing rights, which was approximately $520,000 more than in 2000. This increase was partially offset by a total of approximately $210,000 primarily for: a decrease of $200,000 in salaries and employee benefits, a decrease in shareholder relations expense of $80,000, a $58,000 writedown of the Company's allowance for bad debts, and an increase of $130,000 in legal fees, interest and penalties in connection with the resolution of issues related to sales tax audits in North Carolina and South Carolina. Because certain significant litigation involving the Company was concluded in 2001, the Company anticipates lower operating expenses for current ongoing operations for 2002.

        Nonoperating income (expense) decreased by $284,000 to expense of $138,000 for the year ended December 31, 2001 from income of $146,000 for the year ended December 31, 2000. The increase was primarily due to the recovery in 2000 of $275,000 of a bad debt previously written off. The bad debt previously written off was a note receivable from a Canadian licensee, which was fully reserved for in allowance for bad debts.

        In 1997, the Company recorded a deferred tax asset and a corresponding income tax benefit of $312,000 to recognize the benefit of $800,000 in loss carryforwards expected to be realized. The Company believed that sufficient taxable income would be generated in the near term, as the Company had changed its strategic focus to its profitable core business. Based on the results of the Company's 2000 operating performance, the Company believed that the recording of a deferred tax asset for the tax benefit of its net operating loss carryforward was no longer appropriate. As a result, in 2000, the Company provided an additional valuation allowance against the tax benefit associated with the net operating loss and recognized expense of $312,000 to reduce the recorded tax benefit of the net operating loss carryforwards to zero.

        The Company recorded a net loss of $1,267,000 for the year ended December 31, 2001 compared to a net loss of $845,000 for the year ended December 31, 2000.

        The Company incurred a loss of approximately $137,000 on its share of Florida N-Viro, LLP in 2001, an increased loss of $8,000 from 2000. The Company anticipates this operation to continue to be unprofitable in 2002, and has taken steps to minimize the impact of this investment on its net profit and cash flow. The Company is currently in negotiations to sell its interest in this investment to an unrelated third party purchaser. See the discussion in Liquidity and Capital Resources section later in this Item 6. The audited financial statements of Florida N-Viro are included in this document after the Company's financial statements as Item 14(d), Financial Statements of Subsidiaries not Consolidated.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 WITH YEAR ENDED DECEMBER 31, 1999

        Revenues decreased $583,000, or 12%, to $4,166,000 for the year ended December 31, 2000 from $4,749,000 for the year ended December 31, 1999. The decrease in revenue was due to the following: revenues from one-time domestic license or international territory fees decreased $523,000, to $236,000 for 2000 from $759,000 for 1999; revenues from existing on-line facilities decreased $60,000 to $3,930,000 from $3,990,000 for 1999, primarily from a decrease in royalties of $149,000, a decrease in management fee operations of $85,000 and a decrease in revenue from research and development projects of $75,000, offset by an increase in alkaline admixture revenue of $299,000. In 2000 the Company recorded approximately $25,000 in gross royalty revenue from its former European licensee, N-Viro Worldwide, Ltd., a decrease of $75,000 from 1999.

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

        In 1997, the Company recorded a deferred tax asset and a corresponding income tax benefit of $312,000 to recognize the benefit of $800,000 in loss carryforwards expected to be realized. The Company believed that sufficient taxable income would be generated in the near term, as the Company had changed its strategic focus to its profitable core business. Based on the results of the Company's 2000 operating performance, the Company believed that the recording of a deferred tax asset for the tax benefit of its net operating loss carryforward was no longer appropriate. As a result, in 2000, the Company has provided an additional valuation allowance against the tax benefit associated with the net operating loss and recognized expense of $312,000 to reduce the recorded tax benefit of the net operating loss carryforwards to zero.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficit of approximately $955,000 at December 31, 2001 compared to positive working capital of $311,000 at December 31, 2000, a decrease of approximately $1,266,000. Current assets at December 31, 2001 included cash and investments of $445,000 (including restricted cash of $400,000), which is a decrease of about $101,000 from December 31, 2000. The decrease in working capital was principally due to the operating loss for the year.

        In 2001 the Company's operating cash flow remained negative, and the Company had difficulty paying its unsecured trade vendors. No unusual cash transactions were recorded in 2001.

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

        In April 2000, the Company renewed its agreement for a line of credit of $1 million, and in May 2001 this renewal was agreed to for $750,000 that expires April 30, 2002. This agreement is secured by a certificate of deposit with the lender of $400,000, with all other terms similar as agreed to in 1998 except there are no financial covenants. Borrowings up to $400,000 bear interest at prime minus .5%, and borrowings above $400,000 bear interest at prime plus 1%. The balance owed on the line at December 31, 2001 was approximately $504,000.

        The normal collection terms for accounts receivable are approximately 60 days for a majority of the customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The Company lowered its reserve for bad debts during 2001 as a result of the collection of certain accounts that were previously reserved for.

        The Company is currently negotiating with several third parties in an attempt to obtain additional sources of funds which, in management's opinion, would provide adequate cash flows to finance the Company's cash requirements. The satisfactory completion of these negotiations is essential as these avenues are the Company's principal means of providing sufficient cash flows to meet 2002 requirements. Because these negotiations are still in progress, there can be no assurance the Company will have sufficient funds to finance its operations.

        Current market trends and Company business development provide significant basis for the Company's optimistic outlook for 2002 and beyond. The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which the Company's patented N-Viro processes are very cost competitive, and well established in the market place. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand the Company's revenue base over the next five years and beyond.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

        In preparing financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant estimates and assumptions made in preparation of the financial statements:

        Non-domestic license and territory fees - We do not recognize revenue on any non-domestic license or territory fee contracts until the cash is received by the Company, assuming all other tests of revenue recognition are met. Canada is excluded from this definition of non-domestic.

        Allowance for Doubtful Accounts - We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable.

        Income Taxes - We assume the deductibility of certain costs in our income tax filings and estimate the recovery of deferred income tax assets.

        New Accounting Standards - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. The adoption of SFAS Nos. 133 and 141 had no material effect on the Company's financial statements.

        In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company is still evaluating the impact of these new standards, but at this time does not believe their adoption will have a significant impact on its financial position and results of operations.

        Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.


OUR ABILITY TO GROW MAY BE LIMITED BY COMPETITION

        We provide a variety of technology and services relating to the transportation and treatment of wastewater residuals. We are in direct and indirect competition with other businesses that provide some or all of the same services including regional residuals management companies and national and international water and wastewater operations/privatization companies, technology suppliers, municipal solid waste companies and farming operations. Some of these competitors are larger and have greater capital resources than we do.

        We derive a substantial portion of our revenue from services provided under municipal contracts, and many of these are subject to competitive bidding. We also intend to bid on additional municipal contracts, however, we may not be the successful bidder. In addition, some of our contracts will expire in the future and those contracts may be renewed on less attractive terms. If we are not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on our business and financial condition.

WE ARE AFFECTED BY UNUSUALLY ADVERSE WEATHER CONDITIONS

        Our business is adversely affected by unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to our business. In addition, our revenues and operational results are adversely affected during the winter months which limits the level of land application that can be performed. Long periods of adverse weather could have a material negative effect on our business and financial condition.

FUEL COST VARIATION COULD AFFECT OPERATING RESULTS AND EXPENSES

        The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including demand for oil and gas, actions by OPEC and other oil and gas producers, and war in oil producing countries. Because fuel is needed to run the trucks that purchase the processing materials and supplies for our customers, price escalations or reductions in the supply of fuel could increase our operating expenses and have a negative impact on the results of operations. We are not always able to pass through all or part of the increased fuel costs due to the terms of certain customers' contracts and the inability to negotiate such pass through costs in a timely manner.


WE ARE DEPENDENT ON THE MEMBERS OF OUR MANAGEMENT TEAM

        We are highly dependent on the services of our management team, the loss of any of whom may have a material adverse effect on our business and financial condition.

        We have entered into employment agreements with certain members of our management team, which contain non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one of our key executive officers were to leave us and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could have a material and adverse effect on our business and financial condition.


OUR INTELLECTUAL PROPERTY MAY BE MISAPPROPRIATED OR SUBJECT TO CLAIMS OF INFRINGEMENT

        We attempt to protect our intellectual property rights through a combination of patent, trademark, and trade secret laws, as well as licensing agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business and financial condition.

        Our competitors, many of whom have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to offer our services. We have not conducted an independent review of patents issued to third parties.

        We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

        The Company cautions that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. Some, but not all, of the factors that could cause actual results to be different than those anticipated or predicted by the Company include: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for the Company's products or services in particular; (iii) the Company's loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for the Company's products or services; (v) increases in the Company's operating expenses resulting from increased costs of labor and/or consulting services; and
(vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including customers of the Company. For example, while the Company anticipates obtaining the permits and approvals necessary for the Bio-Fuel pilot program to commence operations in

2002, such program may not begin until 2003 or ever. Delay or cancellation with respect to this project could result from (1) a failure to achieve acceptable air quality levels in preliminary testing, (2) costs associated with the use of Bio-Fuel significantly exceeding current estimates, or (3) competing technologies rendering the Bio-Fuel process less attractive.

INFLATION

        The Company believes that inflation has not had a material impact to date on the Company's operations.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK

        As of December 31, 2001, the Company held $400,000 in a certificate of deposit with its bank. Market risk is considered to be low, with the potential for loss of earnings, value or other changes in interest rates to be immaterial to the Company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



--------------------------------------------------------------------------------------------------

                                                                                          Page
                                                                                          ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE
    FINANCIAL STATEMENTS                                                                F-3 - F-4

FINANCIAL STATEMENTS
    Consolidated balance sheets                                                         F-5 - F-6
    Consolidated statements of operations                                                     F-7
    Consolidated statements of stockholders' equity                                           F-8
    Consolidated statements of cash flows                                                     F-9
    Notes to consolidated financial statements                                        F-10 - F-26

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
    ACCOMPANYING INFORMATION                                                                 F-27

ACCOMPANYING INFORMATION
    Schedule II - Valuation and qualifying accounts and reserves                             F-28

                    Report of Independent Public Accountants


To the Board of Directors
N-Viro International Corporation
Toledo, Ohio


        We have audited the accompanying consolidated balance sheets of N-Viro International Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We did not audit the financial statements of Florida N-Viro, L.P., a limited partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 13% and 14% of total assets as of December 31, 2001 and 2000. The Company's share of the net loss of this partnership represents 11% and 15% of the net loss of the Company for the years ended December 31, 2001 and 2000, respectively, and a 13% reduction of the net income (before such net loss) of the Company for the year ended December 31, 1999. The financial statements of this partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts and information relating to this partnership, is based solely on the reports of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of N-Viro International Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1D to the financial statements, the Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a low level. At December 31, 2001, current liabilities exceed current assets by $955,360. Additionally, the Company has been notified by the Nasdaq Stock Market that it is in violation of the Market's listing standards for continued listing on the Nasdaq SmallCap Market, which might further limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.



                                                HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 12, 2002

                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


                                                                      2001              2000
                                                                      ----              ----
   ASSETS
   ------

CURRENT ASSETS
  Cash and cash equivalents:
    Unrestricted                                                   $   45,427        $  128,485
    Restricted                                                        400,000           417,666
  Securities available-for-sale                                         1,401             1,401
  Receivables:
    Trade, net of allowance of $87,501 in 2001 and $144,564
      in 2000                                                         854,011         1,500,514
    Notes and other                                                    22,000            22,540
    Related parties                                                    24,461            21,912
  Prepaid expenses and other assets                                    49,757            83,569
                                                                   ----------        ----------
        Total current assets                                        1,397,057         2,176,087

PROPERTY AND EQUIPMENT                                                479,541           581,196

INVESTMENT IN FLORIDA N-VIRO, L.P.                                    525,086           661,966

INTANGIBLE AND OTHER ASSETS                                         1,731,647         1,332,728


                                                                   ----------        ----------
                                                                   $4,133,331        $4,751,977
                                                                   ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------


                                                                        2001                 2000
                                                                        ----                 ----

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES
  Current maturities of long-term debt                              $    438,534         $    119,992
  Line-of-credit                                                         503,613              300,000
  Accounts payable                                                       991,344            1,085,872
  Accrued liabilities                                                    418,926              359,672
                                                                    ------------         ------------
        Total current liabilities                                      2,352,417            1,865,536

LONG-TERM DEBT, LESS CURRENT MATURITIES                                  460,342              228,738

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized - 7,000,000 shares
    Issued - 2,700,933 shares                                             27,010               27,010
  Additional paid-in capital                                          13,495,602           13,498,602
  Retained earnings (deficit)                                        (11,517,150)         (10,249,932)
                                                                    ------------         ------------
                                                                       2,005,462            3,275,680
  Less treasury stock, at cost, 123,500 shares in 2001
    and 57,250 shares in 2000                                            684,890              617,977
                                                                    ------------         ------------
        Total stockholders' equity                                     1,320,572            2,657,703
                                                                    ------------         ------------

                                                                    $  4,133,331         $  4,751,977
                                                                    ============         ============



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                             2001                2000                1999
                                                             ----                ----                ----

REVENUES                                                  $ 4,382,664         $ 4,166,435         $ 4,749,427

COST OF REVENUES                                            2,794,950           2,436,942           2,244,540
                                                          -----------         -----------         -----------

GROSS PROFIT                                                1,587,714           1,729,493           2,504,887

OPERATING EXPENSES
  Selling, general and administrative                       2,167,308           2,272,978           1,964,307
  Patent litigation expense                                   549,852             135,272              12,145
                                                          -----------         -----------         -----------
                                                            2,717,160           2,408,250           1,976,452
                                                          -----------         -----------         -----------

OPERATING INCOME (LOSS)                                    (1,129,446)           (678,757)            528,435

NONOPERATING INCOME (EXPENSE)
  Interest income (expense), net                                4,113                 (50)             12,283
  Recovery of bad debt allowance                                    -             275,000                   -
  Loss on sale of assets                                       (5,005)                  -                   -
  Loss from equity investment in joint venture               (136,880)           (128,701)            (69,344)
                                                          -----------         -----------         -----------
                                                             (137,772)            146,249             (57,061)
                                                          -----------         -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES                          (1,267,218)           (532,508)            471,374

  Federal and state income taxes                                    -             312,000                   -
                                                          -----------         -----------         -----------

NET INCOME (LOSS)                                         $(1,267,218)        $  (844,508)        $   471,374
                                                          ===========         ===========         ===========


Basic and diluted earnings (loss) per share               $     (0.48)        $     (0.32)        $      0.18
                                                          ===========         ===========         ===========

Weighted average common shares outstanding                  2,635,334           2,635,475           2,563,121
                                                          ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                           Additional       Retained
                                           Common           Paid-in         Earnings         Treasury
                                            Stock           Capital         (Deficit)          Stock             Total
                                         ------------     ------------     ------------     ------------     ------------

BALANCE - JANUARY 1, 1999                $     28,298     $ 13,632,425     $ (9,876,798)    $ (1,117,977)    $  2,665,948

  Net income                                        -                -          471,374                -          471,374
  Issuance of common stock for
    fees and services                              84           11,766                -                -           11,850
  Sale of common stock, net of
    expenses of $1,288                          1,000          197,712                -                -          198,712
  Retirement of treasury stock                 (2,500)        (497,500)               -          500,000                -
  Other                                             -           37,690                -                -           37,690
                                         ------------     ------------     ------------     ------------     ------------

BALANCE - DECEMBER 31, 1999                    26,882       13,382,093       (9,405,424)        (617,977)       3,385,574

  Net loss                                          -                -         (844,508)               -         (844,508)
  Exercise of qualified stock options              24            3,726                -                -            3,750
  Issuance of common stock for
    fees and services                             104           28,014                -                -           28,118
  Other                                             -           84,769                -                -           84,769
                                         ------------     ------------     ------------     ------------     ------------

BALANCE - DECEMBER 31, 2000                    27,010       13,498,602      (10,249,932)        (617,977)       2,657,703

  Net loss                                          -                -       (1,267,218)               -       (1,267,218)
  Purchase of treasury stock                        -                -                -          (66,913)         (66,913)
  Other                                             -           (3,000)               -                -           (3,000)
                                         ------------     ------------     ------------     ------------     ------------

BALANCE - DECEMBER 31, 2001              $     27,010     $ 13,495,602     $(11,517,150)    $   (684,890)    $  1,320,572
                                         ============     ============     ============     ============     ============



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                                          2001             2000             1999
                                                                          ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(1,267,218)     $  (844,508)     $   471,374
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                                        263,861          188,398          175,574
      Provision (credit) for bad debts                                     (57,063)        (315,016)               -
      Deferred income taxes                                                      -          312,000                -
      Loss on the sale of fixed assets                                       5,005              755                -
      Issuance of common stock and options for fees and
        services                                                                 -          112,887           49,540
      Other                                                                136,880          155,031           72,234
      Decrease (increase) in trade receivables                             554,153         (214,442)        (616,721)
      Decrease (increase) in prepaid expenses                               33,812          (11,309)           9,384
      (Decrease) increase in accounts payable and accrued
        liabilities                                                        (35,274)         411,480           77,847
                                                                       -----------      -----------      -----------
          Net cash (used in) provided by operating activities             (365,844)        (204,724)         239,232

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in restricted cash and cash equivalents                             -         (417,666)               -
  Reductions to restricted cash and cash equivalents                        17,666                -                -
  Purchases of property and equipment                                      (43,681)         (49,147)        (130,638)
  Proceeds from sale of equipment                                                -            6,000                -
  Collections from (advances to) related parties                            (2,549)          26,687           (1,809)
  Increase in notes receivable                                            (212,873)        (174,611)         (52,138)
  Collections on notes receivable                                           20,777          371,415          141,387
  Expenditures for intangible and other assets                             (42,726)        (233,585)         (63,275)
  Additional investment in Florida N-Viro, L.P.                                  -                -           (7,500)
                                                                       -----------      -----------      -----------
          Net cash used in investing activities                           (263,386)        (470,907)        (113,973)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line-of-credit                                         203,613          300,000                -
  Borrowings under long-term obligations                                   523,472           77,162          161,127
  Principal payments on long-term obligations                             (177,913)        (129,642)        (105,079)
  Proceeds from sale of common stock                                             -                -           48,712
  Other                                                                     (3,000)           3,750                -
                                                                       -----------      -----------      -----------
          Net cash provided by financing activities                        546,172          251,270          104,760
                                                                       -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                              (83,058)        (424,361)         230,019

CASH AND CASH EQUIVALENTS - BEGINNING                                      128,485          552,846          322,827
                                                                       -----------      -----------      -----------

CASH AND CASH EQUIVALENTS - ENDING                                     $    45,427      $   128,485      $   552,846
                                                                       ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.         OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A. Nature of Business - The Company owns and licenses the N-Viro Process, a patented technology to treat and recycle wastewater sludges and other bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. Revenue and the related accounts receivable are due from companies acting as independent agents or licensees, principally municipalities. Credit is generally granted on an unsecured basis. Periodic credit evaluations of customers are conducted and appropriate allowances are established.

        B. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        C. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                The Company accounts for its investments in joint ventures under the equity method.

        D. Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has in the past and continues to sustain substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a low level. At December 31, 2001, current liabilities exceed current assets by $955,360. Additionally, the Company has been notified by the Nasdaq Stock Market that it is in violation of the Market's listing standards for continued listing on the Nasdaq SmallCap Market, which might further limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                Management of the Company is currently negotiating with several third parties in an attempt to obtain additional sources of funds which, in management's opinion, would provide adequate cash flows to finance the Company's cash requirements. The satisfactory completion of these negotiations is essential as these avenues are the Company's principal means of providing sufficient cash flows to meet 2002 requirements. Because these negotiations are still in progress, there can be no assurance that the Company will have sufficient funds to finance its operations. However, management of the Company expects significant improvements in operating results for 2002 and believes that many of the costs (including significant litigation costs associated with patent defense and license recovery) incurred in 2001 are nonrecurring. Additionally, market developments and opportunities with a major utilities company and a large wastewater contractor, which are currently in the negotiation phase, if finalized, should provide enhanced liquidity and positively impact 2002 operations.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 1.         OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (CONTINUED)

        E. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

        F. Cash and Cash Equivalents - The Company has cash on deposit in one financial institution which, at times, may be in excess of FDIC insurance limits.

                For purposes of the statements of cash flows, the Company considers all certificates of deposit with initial maturities of 90 days or less to be cash equivalents.

                Restricted cash consists of a certificate of deposit which is held as collateral against the Company's line-of-credit.

        G. Property and Equipment - Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are thirty-one years for leasehold improvements and five to fifteen years for equipment and furniture and fixtures. Depreciation expense amounted to $140,331, $106,231 and $107,850 in 2001, 2000 and
                1999, respectively. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

        H. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over periods ranging from twelve to seventeen years. Amortization expense amounted to $123,530, $82,167 and $67,724 in 2001, 2000 and 1999, respectively. Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

        I. Revenue Recognition - Facility management revenue, sludge processing revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

                Alkaline admixture sales, equipment sales and N-Viro Soil revenue are recognized upon shipment.

                License and territory fees are generated by selling the right to market or use the N-Viro Process in a specified territory. The Company's policy is to record revenue for the license agreements when all material services relating to the revenue have been substantially performed, conditions related to the contract have been met and no material contingencies exist.

                Research and development revenue is recognized as work is performed and billed to the contracting entity.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 1.         OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (CONTINUED)

        I.      Revenue Recognition (Continued)

                Any type of revenue generated from international customers is recognized when the cash is received.

        J. Earnings (Loss) Per Common Share - Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2001 and 2000, the effects of the stock options granted are excluded from the diluted per share calculation because they would be antidilutive. For the year ended December 31, 1999, the effect of stock options increased the weighted average number of shares by 9,804.

        K. New Accounting Standards - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. The adoption of SFAS Nos. 133 and 141 had no material effect on the Company's financial statements.

                In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company is still evaluating the impact of these new standards, but at this time does not believe their adoption will have a significant impact on its financial position and results of operations.

        L. Reclassifications - Certain amounts from the prior year financial statements have been reclassified to conform with the current year presentation.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.         BALANCE SHEET DATA

                TRADE RECEIVABLES:

                Trade receivables in the accompanying balance sheets at December 31, 2001 and 2000 are stated net of an allowance for doubtful accounts of $87,501 and $144,564, respectively.

                NOTES AND OTHER RECEIVABLES:

                The Company has notes receivable with customers and various other parties, totaling $426,130 in 2001 and $234,034 in 2000. At December 31, 2001, unsecured, 9.75% demand notes receivable totaling $191,141 (including accrued interest of $21,141) and unsecured, prime (stated by a local bank) plus 1/4% demand note receivable totaling $196,343 (including accrued interest of $16,343) are due from Florida N-Viro, the Company's joint venture investee. The notes due from Florida N-Viro have been deemed to be noncurrent by management in the accompanying balance sheets. At December 31, 2001, a note receivable of $38,646, $22,000 of which is current, is due from a non-related licensee.

                The Company has various unsecured notes receivable from related parties totaling $24,461 in 2001 and $21,912 in 2000, which bear interest at 6% and are due on demand.

                PROPERTY AND EQUIPMENT (AT COST):


                                                      2001           2000
                                                      ----           ----

Land and leasehold improvements                    $   44,911     $   44,911
Equipment                                           1,141,408      1,252,342
Furniture and fixtures                                195,318        195,719
                                                   ----------     ----------
                                                    1,381,637      1,492,972
Less accumulated depreciation and amortization        902,096        911,776
                                                   ----------     ----------

                                                   $  479,541     $  581,196
                                                   ==========     ==========

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.         BALANCE SHEET DATA (CONTINUED)

                INVESTMENT IN FLORIDA N-VIRO, L.P.:

                Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 47.5% interest in the joint venture.

                Condensed financial information of the partnership as of December 31, 2001 and 2000 is as follows:

                                  2001           2000
                                  ----           ----

Current assets                 $  633,019     $  387,650
Long-term assets                2,113,032      2,270,824
                               ----------     ----------

                               $2,746,051     $2,658,474
                               ==========     ==========

Current liabilities            $1,610,090     $1,170,915
Long-term liabilities             110,198        173,629
Partners' equity                1,025,763      1,313,930
                               ----------     ----------

                               $2,746,051     $2,658,474
                               ==========     ==========


                              Year Ended December 31,
                    ---------------------------------------------
                       2001             2000             1999
                       ----             ----             ----
Net sales           $ 2,930,294      $ 2,777,606      $ 1,498,821
Net loss               (288,168)        (257,402)        (138,686)


                During 2001, 2000 and 1999, the Partnership's largest customer accounted for 19%, 17% and 27%, respectively, of its revenue. Additionally, during 2001, 2000 and 1999, the Partnership's largest customers accounted for 59% (four customers), 77% (four customers) and 78% (six customers) of total revenue, respectively.

                INTANGIBLE AND OTHER ASSETS:


                                                       2001           2000
                                                       ----           ----

Patents and other intangibles, less accumulated
  amortization
  2001 - $325,000; 2000 - $266,000                  $  772,124     $  815,587

Territory rights, less accumulated amortization
  2001 - $145,000; 2000 - $108,000                     555,393        305,647

Notes receivable - Florida N-Viro, L.P.                387,484        174,611

Other notes receivable                                  16,646         36,883
                                                    ----------     ----------

                                                    $1,731,647     $1,332,728
                                                    ==========     ==========

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 2.         BALANCE SHEET DATA (CONTINUED)

                INTANGIBLE AND OTHER ASSETS (CONTINUED):

                During the year ended December 31, 2001, the Company repurchased, as part of the settlement of a lawsuit (see Note
                6), the exclusive license and territory rights, valued at approximately $287,000, for portions of the Northeast and Mid-Atlantic United States from an unrelated party.

                During the year ended December 31, 2000, the Company purchased from the Canadian government the right to market and sell licenses promoting a patent-pending technology that inhibits the growth of soybean cyst nematodes, in exchange for the forgiveness of a portion of a note receivable for $250,000 due the Company from an unrelated licensee. This portion of the note had previously been fully reserved for in the allowance for bad debts and the Company recognized income in 2000 on the recovery of this note. In 2000, the Company purchased a non-exclusive license to use a patent-pending technology and Internet site address from an unrelated party in exchange for a total of approximately $205,500. Additionally, in 2000, the Company repurchased the territory covering nine midwestern and western states of the United States from an unrelated party in exchange for $10,000 cash.

                During the year ended December 31, 1999, the Company repurchased portions of the Kentucky, Virginia and West Virginia territory from an unrelated party in exchange for $15,000 cash and a $135,000 note payable.

                ACCRUED LIABILITIES:

                                                                                  2001            2000
                                                                                  ----            ----
                        Employee benefits                                       $ 56,116        $ 68,182
                        Sales tax payable                                        168,274         239,068
                        Other                                                    194,536          52,422
                                                                                --------        --------

                                                                                $418,926        $359,672
                                                                                ========        ========

NOTE 3.         PLEDGED ASSETS, LINE-OF-CREDIT AND LONG-TERM DEBT

                The Company has available a $750,000 line-of-credit with a bank which expires April 30, 2002. Borrowings against the line-of-credit bear interest at prime minus .5% on borrowings up to $400,000 and prime plus 1% for borrowings above $400,000. Borrowings, which are collateralized by accounts receivable, inventories, equipment, assignment of a $400,000 certificate of deposit and assignment of certain contracts, are due on demand. At December 31, 2001, the Company had borrowed $503,613 against the line.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 3.         PLEDGED ASSETS, LINE-OF-CREDIT AND LONG-TERM DEBT (CONTINUED)

                Long-term debt at December 31, 2001 and 2000 is as follows:

                                                                                    2001            2000
                                                                                    ----            ----
                        Notes payable                                             $898,876        $348,730
                        Less current maturities                                    438,534         119,992
                                                                                  --------        --------

                                                                                  $460,342        $228,738
                                                                                  ========        ========

                The notes payable are notes signed for amounts owed to vendors and other parties. The notes bear interest ranging from 6% to 19% and are due at varying dates through March 2007. Aggregate maturities of long-term debt for the years ending December 31 are as follows: 2002 - $438,534; 2003 - $133,173; 2004 -
                $117,855; 2005- $99,782; 2006 - $85,603 and 2007 - $23,929.
                Interest expensed and paid was approximately $58,000, $36,500 and $25,200 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 4.         EQUITY TRANSACTIONS

                The Company has authorized 2,000,000 shares of preferred stock, par value of $.01 per share, of which no shares were outstanding at December 31, 2001 and 2000.

                The Company has a stock option plan for directors and key officers under which 600,000 shares of common stock may be issued. The options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years except for directors whose options vest immediately. Options have been granted at the approximate market value of the stock at date of grant.

                The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 2001, 2000 and 1999 and the number outstanding and exercisable at those dates:

                                                      2001                         2000                         1999
                                              --------------------         --------------------         -------------------
                                                         Weighted                     Weighted                     Weighted
                                                          Average                      Average                      Average
                                                         Exercise                     Exercise                     Exercise
                                               Shares      Price            Shares      Price            Shares      Price
                                              --------  ----------         --------  ----------         --------  ---------
   Outstanding, beginning of year              516,325     $2.69            454,325     $2.62            461,325     $2.65
     Granted                                    93,200      1.50             95,500      3.37              7,000      2.16
     Expired during the year                   (42,000)     2.72            (33,500)     3.72            (14,000)     3.43
                                              --------                     --------                     --------
   Outstanding, end of year                    567,525      2.49            516,325      2.69            454,325      2.62
                                               =======                      =======                      =======

   Eligible for exercise at end of year        403,425                      316,125                      261,725
                                               =======                      =======                      =======

   Weighted average fair value per
     option for options granted
     during the year                                       $1.50                        $3.29                        $2.16
                                                           =====                        =====                        =====

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 4.         EQUITY TRANSACTIONS (CONTINUED)

                A further summary of stock options follows:

                                                        Options Outstanding                   Options Exercisable
                                            ------------------------------------------    ---------------------------
                                                                Weighted
                                                                Average      Weighted                       Weighted
                                                               Remaining     Average                        Average
                                                Number        Contractual    Exercise         Number        Exercise
                                             Outstanding          Life        Price        Exercisable       Price
                                            -------------    -------------  ----------    -------------    ----------
                                                               2001
              -------------------------------------------------------------------------------------------------------
              Range of exercise prices:
              $1.50 to $2.43                   458,600           7.37          $2.01          324,100        $2.09

              $4.00 to $5.00                   108,925           4.77           4.52           79,325         4.35

                                                               2000
              -------------------------------------------------------------------------------------------------------
              Range of exercise prices:
              $1.56 to $2.43                   398,400           7.74          $2.14          240,700        $2.15

              $4.00 to $5.00                   117,925           5.94           4.55           75,425         4.30

                                                               1999
              -------------------------------------------------------------------------------------------------------
              Range of exercise prices:
              $1.56 to $2.38                   359,200           8.27          $2.21          171,200        $2.15

              $4.00 to $4.75                    95,125           4.14           4.17           90,525         4.14

                As permitted under accounting principles generally accepted in the United States of America, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock at grant date and the amount an employee must pay to acquire the stock. The Company follows the disclosure provisions of SFAS Statement No. 123 which prescribes a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees.

                Had compensation cost been determined based upon the fair value method prescribed in SFAS Statement No. 123, reported net income
                (loss) would have been $(1,513,440), ($1,064,278) and $313,173 and basic earnings (loss) per share would have been $(.57), ($.40) and $.12 for the years ended December 31, 2001, 2000 and 1999, respectively.

                In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 2001, 2000 and 1999, respectively: no assumed dividend rates for all years; risk-free interest rates of 5.0%, 6.0% and 5.5% on expected lives of 10 years for all years; and expected price volatility of 113%, 135% and 114%, respectively.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 5.         REVENUE AND MAJOR CUSTOMERS

                Revenues for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                                                     2001              2000               1999
                                                                     ----              ----               ----
                    Facility management                           $1,637,243        $1,520,830         $1,605,332
                    Technology fees                                  849,086           999,345          1,745,010
                    Products and services                          1,896,335         1,646,260          1,399,085
                                                                   ---------         ---------          ---------

                                                                  $4,382,664        $4,166,435         $4,749,427
                                                                  ==========        ==========         ==========

                Cost of revenues for the years ended December 31, 2001, 2000 and 1999 consist of the following:

                                                                     2001              2000               1999
                                                                     ----              ----               ----
                    Facility management                           $1,272,566        $1,138,071         $1,083,902
                    Technology fees                                  183,294           219,852            269,322
                    Products and services                          1,339,090         1,079,019            891,316
                                                                  ----------        ----------         ----------

                                                                  $2,794,950        $2,436,942         $2,244,540
                                                                  ==========        ==========         ==========

                Revenues for the years ended December 31, 2001, 2000 and 1999 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management and products and services classifications), which represented approximately 39%, 38% and 35%, respectively, of total revenues. In addition, the Company had another major customer, the City of Greenville, South Carolina, totaling approximately 7%, 12% and 10% of total revenues (which is included mainly in the products and services classification) for the years ended December 31, 2001, 2000 and 1999, respectively. The accounts receivable balances due from these customers at December 31, 2001 and 2000 were approximately $118,000 and $217,000, respectively.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 6.         COMMITMENTS AND CONTINGENCIES

                In November 2001, the Company and Hydropress Environmental Services, Inc. ("Hydropress") signed a Settlement Agreement, as filed under Form 8-K dated December 14, 2001. Each party dismissed its claims against each other with prejudice and entered into general releases of the other party. N-Viro purchased back the 66,250 N-Viro shares held by Hydropress at the market price as of November 15, 2001, which was $1.01 per share for a total of $66,913. This has been recorded as treasury stock in the financial statements. N-Viro also purchased back three patent license agreements (including territory rights) from Hydropress valued at approximately $287,000. The first license concerned the exclusive right to sell and use the N-Viro technology in Massachusetts, Vermont and New Hampshire. The second concerned the non-exclusive right to sell and use the N-Viro technology in New Jersey, Delaware, Maryland and Eastern Pennsylvania. The third concerned amendments to the two prior-mentioned agreements and the exclusive right to use the N-Viro technology at Hydropress' facility in Phillipsburg, New Jersey. N-Viro and Hydropress entered into a new patent license agreement granting Hydropress the non-exclusive right to use the N-Viro technology at its facility in Phillipsburg, New Jersey. As to payment, Hydropress credited N-Viro with $149,413 for past royalties that Hydropress owed N-Viro. Thus, at settlement, N-Viro owed Hydropress $204,587. N-Viro issued Hydropress a Promissory Note providing for ten equal monthly installments of $6,000 each to be paid by the 15 of each month beginning in December 2001 and ending in September 2002. On or before October 15, 2002, N-Viro will pay Hydropress the balance of $144,587. The 66,250 N-Viro shares purchased from Hydropress are being held in escrow until the note payable is fully paid. All scheduled payments to date have been made timely.

                In July 2000, the Company terminated the license of N-Viro Worldwide Limited and filed suit against Robin Millard and R3 Management Limited ("R3M"). The suit sought damages for breach of contract, breach of fiduciary duty and related torts based on intellectual property developed by Mr. Millard that the Company contends is owned by the Company. N-Viro settled this lawsuit with Mr. Millard and R3M in the United States district Court for the Northern District of Ohio (#3:00CV7443). The terms are as follows: N-Viro dismissed its claims with prejudice and renounced any prior interest in R3M's technology. R3M licensed its proprietary technology to N-Viro on a worldwide non-exclusive basis subject to certain exceptions. N-Viro paid a $5,000 fee for the license, which also provides for royalty payments if N-Viro uses or licenses the technology. R3M assigned to N-Viro R3M's interest in sublicense agreements with Yorkshire Water, Ltd. and Silt (now DEC), N.V. N-Viro terminated its exclusive license with R3M related to N-Viro's proprietary technology in specified countries in Europe, the Middle East and the former Soviet Union. R3M and an affiliate, N-Viro Worldwide, Ltd. ("NVWL"), agreed to cease using the name "N-Viro" and to transfer to N-Viro the Internet URL "n-viro.com." NVWL agreed to pay N-Viro $195,532 for past fees owed and for equipment. N-Viro agreed to pay NVWL $195,532 for ceasing to use the N-Viro name and for transferring the Internet URL "n-viro.com."

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

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 6.         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                In 2001, officials of the North Carolina Department of Revenue (the "Department") contacted the Company and indicated that the Company was under investigation for failing to file sales tax returns in the state of North Carolina during the period from December 1994 to June 2001. The Company acknowledged to Department officials that during that period of time, it had collected approximately $80,000 in sales taxes from certain customers but had not collected sales tax from other customers in North Carolina. The Company submitted a memorandum to the Department arguing that no sales tax was due by the Company because the sales at issue were exempt from sales tax. The Department disagreed with this memorandum and levied a fine and civil penalty plus interest due on the previous unremitted taxes, which the Company agreed to in lieu of litigation. To date the Company has remitted all sales tax due the State, as well as paid the fine and approximately one-third of the civil penalty and interest due, and has arranged a short-term payment schedule agreed to by the Department on the balance.

                The Company has voluntarily approached state tax authorities in South Carolina and acknowledged failing to file sales tax returns within that state. The Company has collected and accrued approximately $167,000 in sales tax from customers in South Carolina that has not been remitted to South Carolina tax authorities. The Company believes that the sales at issue are exempt from sales tax. The Company has retained counsel in South Carolina to assist it in negotiating a settlement of this matter.

                The Company leases office space under an agreement which requires monthly payments of approximately $5,200. The lease expires in December 2002. The Company also leases various equipment on a month-to-month basis. The total rental expense included in the statements of operations for the years ended December 31, 2001, 2000 and 1999 is approximately $63,300, $59,000 and $56,000, respectively.

                The Company has a minimum commitment for 2002 under an agreement with a consultant payable in cash or stock of $60,000.

                During 1999, the Company entered into employment and consulting agreements with two officers of the Company. The employment agreements expire in July 2002 and June 2004. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the insurance provisions of this agreement total $129,000 at July 2002. The cost is being recognized over the term of the employment agreement. The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 6.         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                The Company operates in an environment with many financial risks, including, but not limited to, major customer concentrations, competing technologies, infringement and/or misappropriation of intellectual property rights, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company's ability to expand and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds (also see Note 1.D. - Going Concern). Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

                The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

NOTE 7.         INCOME TAX MATTERS

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

                The composition of the deferred tax assets and liabilities at December 31, 2001 and 2000 is as follows:

                                                                                          2001                 2000
                                                                                          ----                 ----
                 Gross deferred tax liability, accelerated
                   depreciation                                                       $    (25,000)        $    (29,000)
                 Gross deferred tax assets:
                   Loss carryforwards                                                    4,481,000            3,925,000
                   Patent costs                                                            361,000              437,000
                   Allowance for doubtful accounts                                          35,000               58,000
                   Property and equipment basis difference                                   9,000               12,000
                   Other                                                                     9,000               12,000
                                                                                      ------------         ------------
                                                                                         4,895,000            4,444,000

                 Less valuation allowance                                               (4,870,000)          (4,415,000)
                                                                                      ------------         ------------

                                                                                      $         -          $         -
                                                                                      ============         ============

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 7.         INCOME TAX MATTERS (CONTINUED)

                The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2001, 2000 and 1999 and are as follows:

                                                                              2001             2000             1999
                                                                              ----             ----             ----

                 Computed "expected" tax (credits)                        $(431,000)        $(181,000)       $ 160,000
                 State taxes, net of federal tax benefit                    (38,000)          (16,000)          14,000
                 (Decrease) increase in income taxes resulting
                   from:
                     Change in valuation allowance                          455,000           480,000         (148,000)
                     Other                                                   14,000            29,000          (26,000)
                                                                          ---------         ---------        ---------

                                                                          $    -            $ 312,000        $    -
                                                                          =========         =========        =========

                The net operating losses available at December 31, 2001 to offset future taxable income total approximately $11,000,000 and expire principally in years 2009 - 2021. The tax effect of net operating loss carryforwards reduced the 1999 current provision for income taxes by $115,000.

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

NOTE 8.         CASH FLOWS INFORMATION

                Information relative to the statements of cash flows not disclosed elsewhere for the year ended December 31, 1999 follows:

                    Supplemental schedule of noncash investing and financing
                      activities:
                        Common stock subscribed                                              $150,000
                                                                                             ========

                        Retirement of treasury stock                                         $500,000
                                                                                             ========

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 9.         SEGMENT INFORMATION

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

                The accounting policies of the segments are the same as those described in Note 1 which contains the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments as they are accounted for as such in the internal accounting records. All other assets, including cash and other current assets, and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company does not allocate any selling, general and administrative expenses to any specific segments. All of the other income (expense) costs or income are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments. These segments represent both a significant amount of business generated as well as a specific location and unique type of revenue.

                The next two segments are divided between domestic and foreign sources, as these segments differ in terms of environmental and municipal legal issues, nature of the waste disposal infrastructure, political climate and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past three years and are not expected to change in the near term.

                A new segment first presented at December 31, 2000 is the Research and Development segment. Prior year amounts have been reclassified to conform with the current year presentation. This segment is unlike any other segment in that revenue is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 9.         SEGMENT INFORMATION (CONTINUED)

                The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands).

                                                             Other
                                           Management       Domestic         Foreign         Research &
                                           Operations      Operations      Operations        Development       Total
                                           ----------      ----------      ----------        -----------       -----
                                                                              2001
                Revenues                    $1,727           $2,213          $  222            $  221          $4,383
                Cost of revenues             1,273            1,206             132               184           2,795
                Segment profits                454            1,007              90                37           1,588
                Identifiable assets            184               87             -                  51             322
                Depreciation                    31               71             -                   7             109

                                                                              2000
                Revenues                    $1,582           $2,265          $   70            $  249          $4,166
                Cost of revenues             1,138            1,115             -                 184           2,437
                Segment profits                444            1,150              70                65           1,729
                Identifiable assets            205               74             -                  58             337
                Depreciation                    25               45             -                   3              73

                                                                              1999
                Revenues                    $1,677           $2,640          $  163            $  270          $4,750
                Cost of revenues             1,084              985             -                 176           2,245
                Segment profits                593            1,655             163                94           2,505
                Identifiable assets            189               82             -                  61             332
                Depreciation                    15               43             -                   6              64

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 9.         SEGMENT INFORMATION (CONTINUED)

                A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2001, 2000 and 1999 follows (dollars in thousands):

                                                                                    2001           2000          1999
                                                                                    ----           ----          ----
                Segment profits:
                  Segment profits for reportable segments                          $ 1,588        $ 1,729       $ 2,505
                  Corporate selling, general and administrative
                    expenses and research and development costs                     (2,717)        (2,408)       (1,977)
                  Other income (expense)                                              (138)           146           (57)
                                                                                   -------         ------       -------
                      Consolidated earnings before taxes                           $(1,267)        $ (533)      $   471
                                                                                   =======         ======       =======

                Identifiable assets:
                  Identifiable assets for reportable segments                      $   322        $   337       $   332
                  Corporate property and equipment                                     158            244           264
                  Current assets not allocated to segments                           1,397          2,176         2,236
                  Intangible and other assets not allocated to
                    segments                                                         2,491          2,229         2,174
                  Consolidated eliminations                                           (234)          (234)         (234)
                                                                                   -------         ------       -------
                      Consolidated assets                                          $ 4,134        $ 4,752       $ 4,772
                                                                                   =======         ======       =======

                Depreciation and amortization:
                  Depreciation for reportable segments                             $   109        $    73       $    64
                  Corporate depreciation and amortization                              155            115           112
                                                                                   -------         ------       -------
                      Consolidated depreciation and amortization                   $   264        $   188       $   176
                                                                                   =======         ======       =======

NOTE 10.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                The following is a summary of selected quarterly financial data for the years ended December 31, 2001 and 2000:

                                                                              Quarters Ended
                                                      ----------------------------------------------------------------
                                                      March 31         June 30         September 30        December 31
                                                      --------         -------         ------------        -----------
               2001
               ----
                 Revenues                             $1,162,764      $1,115,478        $1,175,057          $ 929,365
                 Operating loss                         (208,626)       (157,866)         (280,933)          (482,021)
                 Net loss                               (219,735)       (203,158)         (356,858)          (487,467)
                 Basic and diluted loss
                   per share                          $    (0.08)     $    (0.08)       $    (0.13)         $   (0.19)

                        N-VIRO INTERNATIONAL CORPORATION

NOTE 10.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                              Quarters Ended
                                                      ----------------------------------------------------------------
                                                      March 31         June 30         September 30        December 31
                                                      --------         -------         ------------        -----------
               2000
                 Revenues                             $1,107,033      $1,112,463        $1,083,134          $ 863,805
                 Operating income (loss)                 (58,505)         43,027           (82,793)          (580,486)
                 Net income (loss)                       163,034          14,875          (161,430)          (860,987)
                 Basic and diluted income
                   (loss) per share                   $     0.06      $     0.01        $    (0.06)         $   (0.33)

                    Report of Independent Public Accountants


To the Board of Directors
N-Viro International Corporation
Toledo, Ohio


                Our audits of the consolidated financial statements of N-Viro International Corporation and subsidiaries included Schedule II, contained herein, for each of the three years in the period ended December 31, 2001. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with accounting principles generally accepted in the United States of America.


                                                        HAUSSER + TAYLOR LLP


Cleveland, Ohio
March 12, 2002

                        N-VIRO INTERNATIONAL CORPORATION

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                           Balance at                             Deductions           Balance at
                                                           Beginning          Charged to             From                Close
                                                           of Period          Operations           Reserves            of Period
                                                         -------------       ------------        ------------         ------------
 Allowance for doubtful accounts - deducted
   from trade receivables and notes receivable
   in the balance sheets:

          2001                                              $145,000           $  -                $ 57,500 (2)         $ 87,500
                                                            ========           =======             ========             ========

          2000                                              $460,000           $16,000             $331,000 (1)         $145,000
                                                            ========           =======             ========             ========

          1999                                              $460,000           $  -                $   -                $460,000
                                                            ========           =======             ========             ========

(1) The 2000 deduction from reserves was the result of a transaction which included the Company acquiring technology from the Canadian government in exchange for the forgiveness of a portion of a note receivable (see
        Note 2).

(2) The 2001 deduction from reserves was the result of the Company collecting amounts due from certain customers that were previously reserved for.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                        ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to the information under the heading "Election of Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company filed with the Commission on April 12, 2002.

ITEM 11.        EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the information under the heading "Renumeration" in the definitive proxy statement of the Company filed with the Commission on April 12, 2002.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Directors and Management" in the definitive proxy statement of the Company filed with the Commission on April 12, 2002.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the information under the heading "Certain Relationship and Related Transactions" in the definitive proxy statement of the Company filed with the Commission on April 12, 2002.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. AND (a)2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                        See "Index to Financial Statements and Schedule" set
                forth in Item 8 at page 20 of this Form 10-K.

(a)3.           EXHIBITS

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

                13      2001 Executive Review (as exhibit in Form 10-K filed
                          electronically)

                21.1    List of subsidiaries of the Company.#

                24.1    Powers of Attorney.#

                        #Only included in Form 10-K filed electronically with
                          the Securities and Exchange Commission

(b)             REPORTS ON FORM 8-K

                        The Company filed a report on Form 8-K dated November
                29, 2001, to disclose both the receipt of a letter from Nasdaq regarding the Company's continued listing on the Nasdaq SmallCap Market, and the settlement of a criminal matter in the State of North Carolina.

                        The Company filed a report on Form 8-K dated December
                14, 2001, to disclose its settlement of lawsuits with Hydropress Environmental Services, Inc. and Robin Millard and R3M Management Limited.

                        The Company filed a report on Form 8-K dated March 6,
                2002, to disclose the receipt of a Nasdaq Staff determination letter indicating the Company fails to comply with the continued listing requirements of the Market.

                        The Company filed a report on Form 8-K dated March 18,
                2002, to disclose both the receipt of a notice that the Company's oral hearing before a Nasdaq Listing Qualifications Panel will be held, and the announcement of the retirement of Mr. James O'Neil from the Board of Directors.

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




                                                      February 6, 2002


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Florida N-Viro, L.P.
West Chester, Pennsylvania


I have audited the accompanying balance sheets of Florida N-Viro, L.P., (a Limited Partnership), as of December 31, 2001 and 2000, and the related statements of income (loss) and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida N-Viro, L.P. as of December 31, 2001 and 2000, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


JMC/rb


                                                      /s/ Joseph M. Cahill, Ltd.




        [letterhead - "189 W. Lancaster Avenue Paoli, Pennsylvania 19301
                        610 889 3300 Fax 610 889 3303"]

                              FLORIDA N-VIRO, L.P.

                                 Balance Sheets

                           December 31, 2001 and 2000

                                     ASSETS

                                                                             2001                 2000
                                                                      -------------------- --------------------
        Current Assets:
                      Cash                                              $           5,056    $           6,769
                      Accounts Receivable                                         468,058              355,095
                      Prepaid Expenses                                            159,905               25,787
                                                                      -------------------- --------------------
                      Total Current Assets                                        633,019              387,651

        Property and Equipment
                      Land                                                        147,163              147,163
                      Site improvements                                           312,517              285,519
                      Building                                                  1,183,169            1,183,169
                      Operating equipment                                       1,242,795            1,262,387
                      Furniture and fixtures                                       13,215               13,215
                                                                      -------------------- --------------------
                                                                                2,898,859            2,891,453

                      Less Accumulated Depreciation                               785,827              620,629
                                                                      -------------------- --------------------

                      Total Property and Equipment                              2,113,032            2,270,824
                                                                      -------------------- --------------------

Total Assets                                                            $       2,746,051    $       2,658,475
                                                                      ==================== ====================

   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                                 Balance Sheets

                           December 31, 2001 and 2000

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                         2001       2000
                                                                    ------------------------
         Current Liabilities:

              Payables:
                    Trade                                            $  337,800  $  354,655
                    Related party                                       308,672     200,073
              Notes payable -- current                                   64,199     111,942
              Notes payable -- related party                            700,000     340,000
              Accrued expenses                                          199,419     164,245
                                                                    ------------------------

         Total Current Liabilities                                    1,610,090   1,170,915

         Long-term Liabilities:
              Notes Payable                                             110,198     173,629
                                                                    ------------------------

              Total Liabilities                                       1,720,288   1,344,544

         Partners' Capital                                            1,025,763   1,313,931
                                                                    ------------------------

Total Liabilities and Partners' Capital                              $2,746,051  $2,658,475
                                                                    ========================


   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                Statements of Income(Loss) and Partners' Capital

                 For the years ended December 31, 2001 and 2000



                                                                 2001             2000
                                                       -----------------------------------
Revenues                                                  $   2,930,294     $   2,777,606

Cost of sales                                                 2,839,116         2,802,843
                                                       -----------------------------------

             Gross profit (loss)                                 91,178           (25,237)

Selling, general and administrative                             300,118           200,750
                                                       -----------------------------------

          Income (loss) from operations                        (208,940)         (225,987)

Other income (expense):
             Interest income                                          5               428
             Gain (loss) on sale of assets                       (2,860)
             Interest expense                                   (76,343)          (31,843)
                                                       -----------------------------------

               Total other income (expense)                     (79,228)          (31,415)
                                                       -----------------------------------

Net Income (loss)                                              (288,168)         (257,402)

Beginning partners' capital                                   1,313,931         1,571,333
                                                       -----------------------------------

Ending partners' capital                                  $   1,025,763     $   1,313,931
                                                       ===================================


   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                            Statements of Cash Flows

                 For the years ended December 31, 2001 and 2000

                                                                  2001             2000
                                                            ----------------------------------
Cash flows from operating activities
       Net income (loss)                                        $   (288,168)     $  (257,402)
     Adjustments to reconcile net income
          to net cash provided by operating
          activities:
              Depreciation                                           183,891          201,971
              (Gain) loss on sale of assets                            2,890
           (Increase) decrease in:
             Accounts receivable-trade                              (112,963)        (128,193)
             Accounts receivable-related party                             -           14,387
             Prepaid expenses                                       (134,118)           4,524

           Increase (decrease) in:
             Accounts payable-trade                                  (16,855)        (150,947)
             Accounts payable-related party                          108,599          195,073
             Accrued expenses                                         35,174          (16,443)
                                                            ----------------------------------

Net cash provided (used) by
          operating activities                                      (221,550)        (137,030)

Cash flows from investing activities:
       Proceeds from the sale of assets                                8,367                -
       Acquisition of property and equipment                         (37,356)        (467,365)
                                                            ----------------------------------

Net cash provided (used) by
          investing activities                                       (28,989)        (467,365)

Cash flows from financing activities:
       Proceeds from new borrowings                                  360,000          571,260
       Proceeds from contributed capital                                   -                -
       Payments on long-term debt                                   (111,174)         (81,634)
                                                            ----------------------------------

Net cash provided (used) by
         financing activities                                        248,826          489,626
                                                            ----------------------------------

Net increase (decrease) in cash and cash equivalents                  (1,713)        (114,769)

Cash and cash equivalents at beginning of year                         6,769          121,538
                                                            ----------------------------------

Cash and cash equivalents at end of year                        $      5,056      $     6,769
                                                            ==================================
Supplemental disclosure for cash flows
    Interest Paid                                               $     20,220      $    31,843
                                                            ==================================


   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                          Notes to Financial Statements

                           December 31, 2001 and 2000


Note A - Background

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

3. Property and Equipment - Property and equipment, carried at cost, are depreciated over the estimated useful life of the related assets. Depreciation is computed principally by the straight-line method. The estimated useful lives used in computing depreciation are summarized as follows:

                              FLORIDA N-VIRO, L.P.

                                                 Years of Useful Life
 Operating equipment                                     5-10
 Furniture and fixtures                                  5-7
 Site improvements                                        15
 Buildings                                                39


        Depreciation amounted to $183,891 and $201,971 for 2001 and 2000, respectively.

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

        Advertising expense is $9,837 and $6,359 for 2001 and 2000, respectively.

6. Reclassifications - Certain reclassifications were made to the 1999 financial statements presentation in order to conform to the 2000 financial statements presentation.


Note C - Related Parties

        VFL Technology Corporation charged the Partnership $40,570 in 2001 and $23,556 in 2000 for certain operating and engineering services.

        The Partnership has a fee sharing arrangement with N-Viro International Corporation for services provided to certain customers. The agreement terminated during 2000. The Partnership's share of these fees was approximately $34,269 for 2000.

                              FLORIDA N-VIRO, L.P.

        The Partnership had payable balances due the general partner and limited partners as of December 31, 2001 and 2000 of $308,672 and $200,073 respectively.

        As of December 31, 2001 and 2000, the Partnership had notes due to the limited partners, payable on demand and bearing interest of 9.75% accrued monthly.


Note D - Concentration of Credit Risk

        In the normal course of business, the Partnership extends credit to customers principally in the State of Florida. The Partnership does not provide an allowance for doubtful accounts since it expects to collect all of its accounts receivable.

        The Partnership conducts a major portion of its business with several customers. For the year ended December 31, 2001, four customers accounted for 59% of total revenue. For 2000, six customers accounted for 77% of revenue.

        The Partnership maintains its operating checking account at a bank located in Southeastern Pennsylvania. The balance in this account may at times exceed the federally insured limit of $100,000.



NOTE E - LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following:

                                                2001             2000
                                           --------------- ------------------
      9.25% Note payable to bank, monthly
  payments of $2,245, including interest,
    secured by equipment, due August 2002          17,355             41,468
    10.007% Note payable to bank, monthly
  payments of $2,445, including interest,
      secured by equipment, due June 2005          88,341            105,965
      8.97% Note payable to bank, monthly
    payments of $745, including interest,
      secured by automobile, due May 2002               -             11,193
    10.037% Note payable to bank, monthly
  payments of $2,353, including interest,
      secured by equipment, due July 2001               -             13,711
      9.54% Note payable to bank, monthly
  payments of $2,550, including interest,
   secured by equipment, due October 2001               -             26,837

                              FLORIDA N-VIRO, L.P.

                                                2001             2000
                                           ----------------------------------
    10.257% Note payable to bank, monthly
  payments of $2,279, including interest,
   secured by equipment, due October 2004          68,701             86,397
                                           ----------------------------------

                     Total Long Term Debt        $174,397           $285,571
                  Less current maturities          64,199            111,942
                                           ----------------------------------

                                                 $110,198           $173,629
                                           ==================================

Maturities of Long Term Debt are as follows:

2002                        $ 64,199
2003                          47,731
2004                          48,216
2005                          14,251
                          -----------

                            $174,397
                          ===========

Note F - Lease Commitments

The Partnership leases various equipment under operating leases that expire at various times through the year 2006.

The following is a schedule detailing future minimum lease payments:

      Year Ended December 31
      ----------------------
            2002                        $ 25,295
            2003                          21,663
            2004                          19,847
            2005                          19,847
            2006                           3,308
                                      -----------

                                        $ 89,960
                                      ===========



Note G - Working Capital Deficiency

The Partnership's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred losses over the past several years and has working capital deficiencies as of December 31, 2001 and 2000.

Management believes that actions presently being taken to expand the customer base and revenues and for the partners to provide additional working capital when needed, will provide the opportunity for the Partnership to continue as a going concern.

                              FLORIDA N-VIRO, L.P.

                               Table of Contents


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

Notes to Financial Statements                                       E-15-18

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



JMC/rb




                                                /s/ Joseph M. Cahill, Ltd.









  [letterhead - "189 W. Lancaster Avenue Paoli, Pennsylvania 19301 610 889 3300
                               Fax 610 889 3303"]

                              FLORIDA N-VIRO, L.P.

                                 Balance Sheets

                           December 31, 2000 and 1999

                                     ASSETS

                                                                 2000            1999
                                                          ---------------------------------
       Current Assets:
                   Cash                                       $     6,769    $     121,538
                   Receivables:
                      Trade                                       355,095          226,902
                      Related party                                     -           14,387
                   Prepaid Expenses                                25,786           30,310
                                                          ---------------------------------
                   Total Current Assets                           387,650          393,137

       Property and Equipment
                   Land                                           147,163          147,163
                   Site improvements                              285,519          123,159
                   Building                                     1,183,169        1,183,169
                   Operating equipment                          1,262,387          960,878
                   Furniture and fixtures                          13,215            9,718
                                                          ---------------------------------
                                                                2,891,453        2,424,087

                   Less Accumulated Depreciation                  620,629          418,658
                                                          ---------------------------------

                   Total Property and Equipment                 2,270,824        2,005,429
                                                          ---------------------------------

Total Assets                                                  $ 2,658,474    $   2,398,566
                                                          =================================


   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                                 Balance Sheets

                           December 31, 2000 and 1999

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                        2000         1999
                                                                    ------------------------
         Current Liabilities:

              Payables:
                    Trade                                            $  354,655  $  505,602
                    Related party                                       200,073       5,000
              Notes payable - current                                   111,942      56,445
              Notes payable - related
              party                                                     340,000           -
              Accrued expenses                                          164,245     180,688
                                                                    ------------------------

         Total Current Liabilities                                    1,170,915     747,735

         Long-term Liabilities:
              Notes Payable                                             173,629      79,498
                                                                    ------------------------

              Total Liabilities                                       1,344,544     827,233

         Partners' Capital                                            1,313,930   1,571,333
                                                                    ------------------------

Total Liabilities and Partners' Capital                              $2,658,474  $2,398,566
                                                                    ========================


   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                Statements of Income(Loss) and Partners' Capital

                 For the years ended December 31, 2000 and 1999


                                                               2000              1999
                                                       -----------------------------------
Revenues                                                  $   2,777,606     $   1,498,821

Cost of sales                                                 2,802,843         1,498,425
                                                       -----------------------------------

             Gross profit (loss)                                (25,237)              396

Selling General and Administrative                              200,750           139,264
                                                       -----------------------------------

             Income (loss) from operations                     (225,987)         (138,868)

Other income (expense)
             Interest income                                        428             2,204
             Interest expense                                   (31,843)           (2,022)
                                                       -----------------------------------

               Total other income (expense)                     (31,415)              182
                                                       -----------------------------------

Net Income (loss)                                              (257,402)         (138,686)

Beginning partners' capital                                   1,571,333         1,695,019

             Capital contribution                                     -            15,000
                                                       -----------------------------------

Ending partners' capital                                  $   1,313,931     $   1,571,333
                                                       ===================================



   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                            Statements of Cash Flows

                 For the years ended December 31, 2000 and 1999

                                                                     2000             1999
                                                            ----------------------------------
Cash flows from operating activities
       Net income (loss)                                       $    (257,402)   $   (138,686)
     Adjustments to reconcile net income
          to net cash provided by operating
          activities:
              Depreciation                                           201,971         132,765
           (Increase) decrease in:
             Accounts receivable-trade                              (128,193)        (97,405)
             Accounts receivable-related party                        14,387          93,029
             Prepaid expenses                                          4,524         (24,436)

           Increase (decrease) in:
             Accounts payable-trade                                 (150,947)        221,310
             Accounts payable-related party                          195,073           5,000
             Accrued expenses                                        (16,443)         59,363
                                                            ----------------------------------

Net cash provided (used) by
          operating activities                                      (137,030)        250,940

Cash flows from investing activities
       Acquisition of property and equipment                        (467,365)       (344,023)
                                                            ----------------------------------

Net cash provided (used) by
          investing activities                                      (467,365)       (344,023)

Cash flows from financing activities
       Proceeds from new borrowings                                  571,260         198,452
       Proceeds from contributed capital                                   -          15,000
       Payments on long-term debt                                    (81,634)        (38,719)
                                                            ----------------------------------

Net cash provided (used) by
         financing activities                                        489,626         174,733
                                                            ----------------------------------

Net increase (decrease) in cash and cash equivalents                (114,769)         81,650

Cash and cash equivalents at beginning of year                       121,538          39,888
                                                            ----------------------------------

Cash and cash equivalents at end of year                       $       6,769    $    121,538
                                                            ==================================

Supplemental disclosure for cash flows
    Interest paid                                              $      31,843    $      2,022
                                                            ==================================



   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.

                          Notes to Financial Statements

                           December 31, 2000 and 1999

Note A - Background

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

4. Property and Equipment - Property and equipment, carried at cost, are depreciated over the estimated useful life of the related assets. Depreciation is computed principally by the straight-line method. The estimated useful lives used in computing depreciation are summarized as follows:

                                                  Years of Useful Life
                                                 -----------------------
  Operating equipment                                     5-10
  Furniture and fixtures                                  5-7

                              FLORIDA N-VIRO, L.P.

 Site improvements                                        15
 Buildings                                                39


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

                              FLORIDA N-VIRO, L.P.

        The Partnership had the following receivable balances due as of December 31, from its partners:

                                 2000             1999
                            ---------------------------------
General Partner                     $    -          $      -
Limited Partners                         -            14,387
                            ---------------------------------
                                    $    -          $ 14,387
                            =================================

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


NOTE E - LONG-TERM NOTES PAYABLE

Long-term notes payable consist of the following:

                                               2000             1999
                                           ----------------------------------
      8.97% Note payable to bank, monthly
    payments of $745, including interest,
      secured by automobile, due May 2002     $ 11,193         $ 18,755

                              FLORIDA N-VIRO, L.P.

                                                  2000             1999
                                           ----------------------------------
      9.54% Note payable to bank, monthly
  payments of $2,550, including interest,
   secured by equipment, due October 2001          26,837             53,729
      9.25% Note payable to bank, monthly
  payments of $2,245, including interest,
    secured by equipment, due August 2003          41,468             63,459
    10.037% Note payable to bank, monthly
  payments of $2,353, including interest,
      secured by equipment, due July 2001          13,711                  -
    10.007% Note payable to bank, monthly
  payments of $2,445, including interest,
      secured by equipment, due June 2005         105,965                  -
    10.257% Note payable to bank, monthly
  payments of $2,279, including interest,
   secured by equipment, due October 2004          86,397                  -
                                           ----------------------------------

                     Total Long Term Debt        $285,571           $135,943
                  Less current maturities         111,942             56,445
                                           ----------------------------------

                                                 $173,629           $ 79,498
                                           ==================================


Maturities of Long Term Debt are as follows:

2001                        $111,942
2002                          63,431
2003                          47,731
2004                          48,216
2005                          14,251
                          -----------

                            $285,571
                          ===========

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                         N-VIRO INTERNATIONAL CORPORATION


Dated: April 15, 2002



                    By: /s/  J. Patrick Nicholson*
                        ---------------------------------------------------
                        J. Patrick Nicholson, Chairman of the Board of Directors and Chief Executive Officer
                        (Principal Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 15, 2002



/s/  J. Patrick Nicholson*                                   /s/  Terry J. Logan, Ph.D.*
------------------------------------------------             --------------------------------------
J. Patrick Nicholson, Chairman of the Board and              Terry J. Logan, Ph.D., Chief Operating Officer,
Chief Executive Officer                                      President and Director
(Principal Executive Officer)


/s/  James K. McHugh                                         /s/  Michael G. Nicholson*
------------------------------------------------             -----------------------------------------------
Chief Financial Officer, Secretary and Treasurer             Michael G. Nicholson, Senior Vice-President
(Principal Financial and Accounting Officer)                 and Director


/s/  Wallace G. Irmscher*                                    /s/  R. Francis DiPrete*
------------------------------------------------             -----------------------------------------------
Wallace G. Irmscher, Director                                R. Francis DiPrete, Director


/s/  B.K. Wesley Copeland*                                   /s/  Bobby B. Carroll*
------------------------------------------------             -----------------------------------------------
B.K. Wesley Copeland, Director                               Bobby B. Carroll, Director


/s/  Daniel J. Haslinger*                                    /s/  Charles B. Kaiser, Jr.*
------------------------------------------------             -----------------------------------------------
Daniel J. Haslinger, Director                                Charles B. Kaiser, Jr., Director


*By: /s/  James K. McHugh
------------------------------------------------
James K. McHugh, Attorney-in-Fact