Form 10-Q
period 2002-03-31
N-VIRO INTERNATIONAL CORP
filed 2002-05-15
CIK 904896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                  As of May 9, 2002, 2,577,433 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31
                                   (Unaudited)


                                                                2002             2001
                                                            -----------      -----------
Revenues                                                    $ 1,417,779      $ 1,162,764

Cost of revenues                                                947,866          753,742
                                                            -----------      -----------

Gross Profit                                                    469,913          409,022

Operating expenses:
  Selling, general and administrative                           469,750          547,472
  Patent litigation expense                                         545           70,176
                                                            -----------      -----------
                                                                470,295          617,648
                                                            -----------      -----------

Operating loss                                                     (382)        (208,626)

Nonoperating income (expense):
  Interest income (expense), net                                   (210)            (644)
  Income (loss) from equity investment in joint venture          24,646          (10,465)
                                                            -----------      -----------
                                                                 24,436          (11,109)
                                                            -----------      -----------

Income (loss) before income taxes                                24,054         (219,735)

  Federal and state income taxes                                     --               --
                                                            -----------      -----------

Net income (loss)                                           $    24,054      $  (219,735)
                                                            ===========      ===========


Basic and diluted earnings (loss) per share                 $      0.01      $     (0.08)
                                                            ===========      ===========

Weighted average common shares outstanding                    2,577,433        2,643,683
                                                            ===========      ===========




                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                           March 31, 2002       December 31, 2001
                                                                             (Unaudited)            (Audited)
                                                                           --------------       -----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents:
    Unrestricted                                                            $     56,674          $     45,427
    Restricted                                                                   400,000               400,000
  Securities available-for-sale                                                    1,401                 1,401
  Receivables:
    Trade, net of allowance of $87,501                                         1,049,159               854,011
    Notes and other                                                               21,100                22,000
    Related parties                                                               25,261                24,461
  Prepaid expenses and other assets                                              125,927                49,757
                                                                            ------------          ------------
      Total current assets                                                     1,679,522             1,397,057

Property and Equipment                                                           580,031               479,541

Investment in Florida N-Viro, L.P.                                               549,732               525,086

Intangible and Other Assets                                                    1,721,342             1,731,647
                                                                            ------------          ------------

                                                                            $  4,530,627          $  4,133,331
                                                                            ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                      $    486,388          $    438,534
  Line-of-credit                                                                 583,613               503,613
  Accounts payable                                                             1,186,672               991,344
  Accrued liabilities                                                            408,402               418,926
                                                                            ------------          ------------
      Total current liabilities                                                2,665,075             2,352,417

Long-term debt, less current maturities                                          520,925               460,342

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 7,000,000 shares; issued
    2,700,933 shares                                                              27,010                27,010
  Additional paid-in capital                                                  13,495,602            13,495,602
  Retained earnings (deficit)                                                (11,493,095)          (11,517,150)
                                                                            ------------          ------------
                                                                               2,029,517             2,005,462
  Less treasury stock, at cost, 123,500 shares                                   684,890               684,890
                                                                            ------------          ------------
      Total stockholders' equity                                               1,344,627             1,320,572
                                                                            ------------          ------------

                                                                            $  4,530,627          $  4,133,331
                                                                            ============          ============




                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Three Months Ended March 31,
                                                                2002               2001
                                                             ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                        $ (27,581)         $ (16,909)

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on notes receivable                                3,279                 --
  Increase in notes receivable                                      --           (187,233)
  Advances to related parties                                     (800)                --
  Purchases of property and equipment                          (14,933)            (1,680)
  Expenditures for intangible and other assets                 (23,938)            (3,234)
                                                             ---------          ---------
        Net cash used in investing activities                  (36,392)          (192,147)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line-of-credit                              80,000             75,000
  Borrowings under long-term obligations                        71,811             58,736
  Principal payments on long-term obligations                  (76,591)           (41,220)
                                                             ---------          ---------
        Net cash provided by financing activities               75,220             92,516
                                                             ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            11,247           (116,540)

CASH AND CASH EQUIVALENTS - BEGINNING                           45,427            128,485
                                                             ---------          ---------

CASH AND CASH EQUIVALENTS - ENDING                           $  56,674          $  11,945
                                                             =========          =========


Non-cash investing and financing activities:

  During the first quarter of 2002, the Company borrowed $113,217 to finance the purchase of equipment.




                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including only normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2002 may not be indicative of the results of operations for the year ended December 31, 2002. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2001.

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

         The financial statements are consolidated as of March 31, 2002 and December 31, 2001 for the Company. Adjustments have been made to eliminate all intercompany transactions.


         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant estimates and assumptions made in preparation of the financial statements:

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

2. RELATED PARTY TRANSACTIONS

         The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $15,000 for the three months ended March 31, 2002 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. The Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.


3. CONTINGENCIES

         In November, 2001, and as filed under Form 8-K dated December 14, 2001, the Company and Hydropress Environmental Services, Inc. ("Hydropress") signed a Settlement Agreement of a lawsuit between the parties related to alleged price guarantees on shares of the Company's common stock and to alleged breaches of a license agreement between the parties. Each party dismissed its claims against the other with prejudice and entered into general releases of the other party. N-Viro purchased back 66,250 N-Viro shares held by Hydropress at the market price as of November 15, 2001, which was $1.01 per share, for a total of $66,913. The Company also purchased back three patent license agreements (including territory rights) from Hydropress valued at approximately $287,000. The first license concerned the exclusive right to sell and use the N-Viro technology in Massachusetts, Vermont and New Hampshire. The second concerned the non-exclusive right to sell and use the N-Viro technology in New Jersey, Delaware, Maryland and Eastern Pennsylvania. The third concerned amendments to the two prior-mentioned agreements and the exclusive right to use the N-Viro technology at Hydropress' facility in Phillipsburg, New Jersey. N-Viro and Hydropress entered into a new patent license agreement granting Hydropress the non-exclusive right to use the N-Viro technology at its facility in Phillipsburg, New Jersey. The Company is paying certain amounts due to Hydropress under the Settlement Agreement pursuant to the terms of a promissory note (the "Note"). The original principal amount of the Note was $204,587. The
Note is non-interest bearing and matures on October 15, 2002 with a balloon payment of $144,587. At March 31, 2002 the outstanding principal balance on the Note was $180,587.

         In 2001, officials of the North Carolina Department of Revenue (the "Department") contacted the Company and indicated that the Company was under investigation for failing to file sales tax returns in the state of North Carolina during the period from December 1994 to June 2001. The Company acknowledged to Department officials that during that period of time, it had collected approximately $80,000 in sales taxes from certain customers but had not collected sales tax from other customers in North Carolina. The Company submitted a memorandum to the Department arguing that no sales tax was due by the Company because the sales at issue were exempt from sales tax. The Department disagreed with this memorandum and levied a fine and civil penalty totaling approximately $70,000 plus interest due on the previous unremitted taxes, which the Company agreed to in lieu of litigation. As of March 31, 2002, the Company has remitted all sales tax due the State, as well as paid the fine and approximately one-third of the civil penalty and interest due, and has arranged a short-term payment schedule agreed to by the Department on the balance.

         The Company has voluntarily approached state tax authorities in South Carolina and acknowledged failing to file sales tax returns within that state. The Company has collected and accrued approximately $170,000 in sales tax from customers in South Carolina that has not been remitted to South Carolina tax authorities. The Company believes that the sales at issue are exempt from sales tax. The Company has retained counsel in South Carolina to assist it in negotiating a settlement of this matter.

         The Company received notice on November 29, 2001 from Nasdaq regarding the Company's continued listing on the Nasdaq SmallCap Market. Nasdaq maintained that the Company was in violation of a listing rule requiring all listed companies to maintain either
(1) a net tangible asset value of $2,000,000 or more, or (2) $2,500,000 or more in stockholders' equity, or (3) a market capitalization of $35,000,000, or (4) net income of at least $500,000 for the most recently completed fiscal year, or two of the three most recently completed fiscal years (the "Requirements"). Presently, the Company does not satisfy any of these Requirements. The Company subsequently provided Nasdaq with a plan to achieve and sustain compliance with all of the Requirements. On February 28, 2002, the Company received a Nasdaq staff determination indicating that it had rejected the Company's plan and the Company failed to comply with the minimum net tangible assets or minimum stockholders' equity requirements for continued listing on the Nasdaq SmallCap Market, as set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). The Company filed an appeal to the staff's determination. Pending resolution of the Company's appeal, the Company's common stock remained listed on the Nasdaq SmallCap Market. The Company's oral hearing before a Nasdaq Listing Qualifications Panel was held on April 18, 2002. On Thursday, May 9, 2002, the Company received notice from the NASD that the Company's shares of voting, common stock would be de-listed effective with the open of business on May 10, 2002. Currently, the Company's shares of common stock are traded on the Over-The-Counter market. The Company does not anticipate that the delisting of its common stock from the Nasdaq SmallCap Market will have a material adverse effect on the financial condition or results of operations of the Company. The delisting of the Company's common stock from Nasdaq, however, may have a material adverse effect on the marketability of the Company's shares, as shares traded on the Over-The-Counter market generally experience lower trading value than those traded on the organized exchanges. The Company has until May 24, 2002 to decide whether to pursue further appeal of the NASD's decision to de-list its voting common stock. If the Company does appeal, there can be no assurances that such an appeal will be successful.

         The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that expires on December 31, 2002. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment at March 31, 2002 is approximately $45,900. The total rental expense included in the statements of operations for the three months ended March 31, 2002 and 2001 is approximately $15,300 and $14,400, respectively.

         The Company's minimum commitment under an agreement with a consultant (see Note 2 above) is $45,000, payable in cash or stock in 2002.

         During 1999, the Company entered into employment and consulting agreements with two officers of the Company. The employment agreements expire in July 2002 and June 2004. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement total $129,000 at July 2002. The cost is being recognized over the term of the employment agreement. The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require minimum future services to be provided to be eligible for compensation. The Company charged $12,732 to operations for the three months ended March 31, 2002 in conjunction with these agreements.

         The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

4. NEW ACCOUNTING STANDARDS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The adoption of SFAS Nos. 133, 141, 142 and 144 had no material effect on the Company's financial statements. The Company is still evaluating the impact of SFAS No. 143, but at this time does not believe its adoption will have a significant impact on its financial position and results of operations.

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

         Currently, approximately 37% of the Company's revenue is from management operations, 55% from other domestic operations, 7% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality.

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

         The accounting policies of the segments are the same as the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments as they are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company allocates a total of approximately 6% of its labor cost contained in selling, general, and administrative expenses to the segments, to reflect the indirect cost of maintaining these segments. All of the other income (expense) costs or income are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments. These segments represent both a significant amount of business generated as well as a specific location and unique type of revenue.

         The next two segments are divided between domestic and foreign sources, as these segments differ in terms of environment and municipal legal issues, nature of the waste disposal infrastructure, political climate, and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past several years and are not expected to change in the near term.

         The Research and Development segment accounts for approximately 7% of the total revenue of the Company, and is unlike any other revenue, in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

         The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended March 31, 2002 and 2001 (dollars in thousands).



                                                                 Other
                                                Management      Domestic       Foreign       Research &
                                                Operations     Operations     Operations     Development      Total
                                                ----------     ----------     ----------     -----------      -----
                                                                                2002
                                                -------------------------------------------------------------------
                      Revenues                    $  519         $  784         $   13         $  102         $1,418
                      Cost of revenues               383            463              1            101            948
                      Segment profits                136            321             12              1            470
                      Identifiable assets            303             83             --             49            435
                      Depreciation                     8             10             --              2             20


                                                                                2001
                                                -------------------------------------------------------------------
                      Revenues                    $  434         $  656         $   13         $   60         $1,163
                      Cost of revenues               347            366             --             41            754
                      Segment profits                 87            290             13             19            409
                      Identifiable assets            198             71             --             56            325
                      Depreciation                     8             10             --              2             20

A reconciliation of total segment revenues, cost of revenues, and segment profits sales to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended March 31, 2002 and 2001 is as follows (dollars in thousands):





                                                                            2002             2001
                                                                          -------          -------
                  Segment profits:
                    Segment profits for reportable segments               $   470          $   409
                    Corporate selling, general and administrative
                      expenses and research and development costs            (470)            (618)
                    Other income (expense)                                     24              (11)
                                                                          -------          -------
                        Consolidated earnings before taxes                $    24          $  (220)
                                                                          =======          =======

                  Identifiable assets:
                    Identifiable assets for reportable segments           $   435          $   325
                    Corporate property and equipment                          145              230
                    Current assets not allocated to segments                1,680            2,162
                    Intangible and other assets not allocated to
                      segments                                              2,505            2,380
                    Consolidated eliminations                                (234)            (234)
                                                                          -------          -------
                        Consolidated assets                               $ 4,531          $ 4,863
                                                                          =======          =======

                  Depreciation and amortization:
                    Depreciation for reportable segments                  $    20          $    20
                    Corporate depreciation and amortization                    40               32
                                                                          -------          -------
                      Consolidated depreciation and amortization          $    60          $    52
                                                                          =======          =======




6. INVESTMENT IN FLORIDA N-VIRO, L. P.

         Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation. The Company owns a 47.5% interest in the joint venture.


         Condensed financial information of the partnership for the quarters ended March 31, 2002 and 2001 is as follows:

                                                                   Quarter Ended March 31,
                                                                 ---------------------------
                                                                    2002              2001
                                                                 ---------         ---------
                Net sales                                        $ 962,073         $ 929,258
                Gross profit                                       107,456            40,453
                Income (loss) from continuing operations            51,887           (22,032)
                Net income (loss)                                   51,887           (22,032)

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

         Total revenues were $1,418,000 for the quarter ended March 31, 2002 compared to $1,163,000 for the same period of 2001. The net increase in revenue is due primarily to an increase in management of alkaline admixture revenue and site licensing fees. The Company's cost of revenues increased to $948,000 in 2002 from $754,000 for the same period in 2001, but the gross profit percentage decreased to 33% from 35% for the quarters ended March 31, 2002 and 2001. This decrease in gross profit percentage is primarily due to the increased share in revenue derived from the management of alkaline admixture, which has a lower gross profit margin associated with it than other types of revenue. Operating expenses decreased for the comparative period, while the Company's share in the equity of a joint venture, the Company's interest in Florida N-Viro, L.P., increased for the same period of 2002. These changes collectively resulted in net income of approximately $24,000 for the quarter ended March 31, 2002 compared to a net loss of $220,000 for the quarter ended March 31, 2001.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 WITH THREE MONTHS ENDED MARCH 31, 2001

         Overall revenue increased $255,000, or 22%, to $1,418,000 for the quarter ended March 31, 2002 from $1,163,000 for the quarter ended March 31, 2001. The net increase in revenue was due primarily to the following:

         a) Sales of alkaline admixture increased $45,000 from the same period ended in 2001;

         b) Revenue from the management of alkaline admixture was $136,000 for 2002. This type of revenue is new this quarter, and is the fee charged by the Company to manage and sell the alkaline admixture on behalf of a third party customer;

         c) The Company's processing revenue, including facility management revenue, showed a net decrease of $49,000 over the same period ended in 2001;

         d) Miscellaneous revenues decreased $7,000 from the same period ended in 2001;

         e) Licensing of the N-Viro Process, including territory fees, earned the Company $92,000 for the period, an increase of $92,000 from the same period in 2001; and,

         f) Research and development revenue increased $38,000 from the same period ended in 2001.

         Gross profit increased $61,000, or 15%, to $470,000 for the three months ended March 31, 2002 from $409,000 for the three months ended March 31, 2001. This increase in gross profit was primarily due to the increased sales of the management of alkaline admixture, licensing fee revenue and alkaline admixture sales. The gross profit margin decreased slightly to 33% from 35%, mainly from the larger percentage of total revenue derived from the management and sale of alkaline admixture during the same three month comparison.

         Operating expenses decreased $147,000, or 24%, to $470,000 for the three months ended March 31, 2002 from $618,000 for the three months ended March 31, 2001. The decrease was primarily due to a decrease in patent litigation costs of $70,000, and personnel, promotion and sales support of $58,000.

         As a result of the foregoing factors, the Company recorded an operating loss of $400 for the three months ended March 31, 2002 compared to an operating loss of $209,000 for the three months ended March 31, 2001.

         Nonoperating income (expense) increased by $35,000 to a net income of $24,000 for the three months ended March 31, 2002 from a net expense of $11,000 for the three months ended March 31, 2001. The increase was primarily due to an increase in the equity of a joint venture from a loss of $10,000 in 2001 to income of $25,000 in 2002.

         For the three months ended March 31, 2002 and 2001, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $986,000 at March 31, 2002, compared to a working capital deficit of $955,000 at December 31, 2001, an increase in the deficit of $31,000. Current assets at March 31, 2002 included cash and investments of $457,000 (including restricted cash of $400,000), which is an increase of $12,000 from December 31, 2001. The decrease in working capital was principally due to the operating loss for the quarter.

         The Company maintains a $400,000 certificate of deposit with a bank which was held as collateral on the Company's working capital line of credit.

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

         In April 2000, the Company renewed its agreement for a line of credit of $1 million, and in May 2001 was renewed for $750,000, and was to have expired on April 30, 2002. However, the lender has extended the line once again and it now expires July 31, 2002. This agreement is secured by a certificate of deposit with the lender of $400,000, with all other terms similar as agreed to in 1998 except there are no financial covenants. Borrowings up to $400,000 bear interest at prime minus .5%, and borrowings above $400,000 bear interest at prime plus 1%. The balance owed on the line at March 31, 2002 was approximately $580,000.

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

         The Company has agreed to go forward on a contract with the investment banking firm of Laux & Company of Medina, Ohio, with respect to a proposal to obtain up to $1.25 million in equity financing. The Company hopes to sell up to 500,000 shares of preferred stock at a price per share of $2.50. The specific terms and conditions applicable to the preferred shares will be determined once Laux & Company has identified a potential purchaser. There can be no assurance that the Company will be successful in finding a buyer for the preferred stock or in selling these shares. If the shares are sold, the proceeds from the offering will be used to supplement the Company's working capital.

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

         The Company believes that its working capital together with the line of credit will provide sufficient cash to meet the Company's cash requirements through 2002.

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

         The Company cautions that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. Some, but not all, of the factors that could cause actual results to be different than those anticipated or predicted by the Company include: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for the Company's products or services in particular; (iii) the Company's loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for the Company's products or services; (v) increases in the Company's operating expenses resulting from increased costs of labor and/or consulting services; and (vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including customers of the Company. For example, while the Company anticipates obtaining the permits and approvals necessary for the N-Viro Fuel pilot program to commence operations in 2002, such program may not begin until 2003 or ever. Delay or cancellation with respect to this project could result from (1) a failure to achieve acceptable air quality levels in preliminary testing, (2) costs associated with the use of N-Viro Fuel significantly exceeding current estimates, or (3) competing technologies rendering the N-Viro Fuel process less attractive.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In November, 2001, and as filed under Form 8-K dated December 14, 2001, the Company and Hydropress Environmental Services, Inc. ("Hydropress") signed a Settlement Agreement of a lawsuit between the parties related to alleged price guarantees on shares of the Company's common stock and to alleged breaches of a license agreement between the parties.. Each party dismissed its claims against the other with prejudice and entered into general releases of the other party. N-Viro purchased back 66,250 N-Viro shares held by Hydropress at the market price as of November 15, 2001, which was $1.01 per share for a total of $66,913. The Company also purchased back three patent license agreements (including territory rights) from Hydropress valued at approximately $287,000. The first license concerned the exclusive right to sell and use the N-Viro technology in Massachusetts, Vermont and New Hampshire. The second concerned the non-exclusive right to sell and use the N-Viro technology in New Jersey, Delaware, Maryland and Eastern Pennsylvania. The third concerned amendments to the two prior-mentioned agreements and the exclusive right to use the N-Viro technology at Hydropress' facility in Phillipsburg, New Jersey. N-Viro and Hydropress entered into a new patent license agreement granting Hydropress the non-exclusive right to use the N-Viro technology at its facility in Phillipsburg, New Jersey. The Company is paying certain amounts due to Hydropress under the Settlement Agreement pursuant to the terms of a promissory note (the "Note"). The original principal amount of the Note was $204,587. The
Note is non-interest bearing and matures on October 15, 2002 with a balloon payment of $144,587. At March 31, 2002 the outstanding principal balance on the Note was $180,587.

         In 2001, officials of the North Carolina Department of Revenue (the "Department") contacted the Company and indicated that the Company was under investigation for failing to file sales tax returns in the state of North Carolina during the period from December 1994 to June 2001. The Company acknowledged to Department officials that during that period of time, it had collected approximately $80,000 in sales taxes from certain customers but had not collected sales tax from other customers in North Carolina. The Company submitted a memorandum to the Department arguing that no sales tax was due by the Company because the sales at issue were exempt from sales tax. The Department disagreed with this memorandum and levied a fine and civil penalty totaling approximately $70,000 plus interest due on the previous unremitted taxes, which the Company agreed to in lieu of litigation. As of March 31, 2002, the Company has remitted all sales tax due the State, as well as paid the fine and approximately one-third of the civil penalty and interest due, and has arranged a short-term payment schedule agreed to by the Department on the balance.

         The Company has voluntarily approached state tax authorities in South Carolina and acknowledged failing to file sales tax returns within that state. The Company has collected and accrued approximately $170,000 in sales tax from customers in South Carolina that has not been remitted to South Carolina tax authorities. The Company believes that the sales at issue are exempt from sales tax. The Company has retained counsel in South Carolina to assist it in negotiating a settlement of this matter.

         The Company received notice on November 29, 2001 from Nasdaq regarding the Company's continued listing on the Nasdaq SmallCap Market. Nasdaq maintained that the Company was in violation of a listing rule requiring all listed companies to maintain either (1) a net tangible asset value of $2,000,000 or more, or (2) $2,500,000 or more in stockholders' equity, or (3) a market capitalization of $35,000,000, or (4) net income of at least $500,000 for the most recently completed fiscal year, or two of the three most recently completed fiscal years (the "Requirements"). Presently, the Company does not satisfy any of these Requirements. The Company subsequently provided Nasdaq with a plan to achieve and sustain compliance with all of the Requirements. On February 28, 2002, the Company received a Nasdaq staff determination indicating that it had rejected the Company's plan and the Company failed to comply with the minimum net tangible assets or minimum stockholders' equity requirements for continued listing on the Nasdaq SmallCap Market, as set forth in Nasdaq Marketplace Rule 4310(c)(2)(B). The Company filed an appeal to the staff's determination. Pending resolution of the Company's appeal, the Company's common stock remained listed on the Nasdaq SmallCap Market. The Company's oral hearing before a Nasdaq Listing Qualifications Panel was held on April 18, 2002. On Thursday, May 9, 2002, the Company received notice from the NASD that the Company's shares of voting, common stock would be de-listed effective with the open of business on May 10, 2002. Currently, the Company's shares of common stock are traded on the Over-The-Counter market. The Company does not anticipate that the delisting of its common stock from the Nasdaq SmallCap Market will have a material adverse effect on the financial condition or results of operations of the Company. The delisting of the Company's common stock from Nasdaq, however, may have a material adverse effect on the marketability of the Company's shares, as shares traded on the Over-The-Counter market generally experience lower trading value than those traded on the organized exchanges. The Company has until May 24, 2002 to decide whether to pursue further appeal of the NASD's decision to de-list its voting common stock. If the Company does appeal, there can be no assurances that such an appeal will be successful.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5. RECENT DEVELOPMENTS

                   On May 9, 2002, the Company received a letter from the Nasdaq Stock Market, Inc., notifying the Company that pursuant to Nasdaq Marketplace Rule 4310(c)(2), its common stock would be removed from trading from the Nasdaq Small Cap Market, effective with the open of business on May 10, 2002. On May 10, 2002, the Company issued a news release concerning the delisting of its common stock from the Nasdaq Small Cap Market and other matters. This news release is included in this filing as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                           Exhibit 99.1. News release dated May 9, 2002,
                        announcing the delisting from the Nasdaq Small Cap Market of the Company's common stock.

         (b)  Reports on Form 8-K:

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



                                        N-VIRO INTERNATIONAL CORPORATION





Date: May 15, 2002          /s/ Terry J. Logan
      ------------          ----------------------------------------------------
                                Terry J. Logan
                                Chief Executive Officer and President
                                (Principal Executive Officer)




Date: May 15, 2002          /s/ James K. McHugh
      ------------          ----------------------------------------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer (Principal Financial & Accounting Officer)