Form 10-Q
period 2002-06-30
N-VIRO INTERNATIONAL CORP
filed 2002-08-14
CIK 904896

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                  As of August 9, 2002, 2,577,433 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended June 30         Six Months Ended June 30
                                                             2002             2001             2002              2001
                                                        ------------------------------- --------------------------------

Revenues                                                  $ 1,240,414      $ 1,115,478      $ 2,658,193      $ 2,278,242

Cost of revenues                                              878,188          642,615        1,826,054        1,396,358
                                                          -----------      -----------      -----------      -----------

Gross Profit                                                  362,226          472,863          832,139          881,884

Operating expenses:
  Selling, general and administrative                         512,118          498,965          981,869        1,046,437
  Patent litigation expense                                         -          131,764              545          201,940
                                                          -----------      -----------      -----------      -----------
                                                              512,118          630,729          982,414        1,248,377
                                                          -----------      -----------      -----------      -----------

Operating loss                                               (149,892)        (157,866)        (150,275)        (366,493)

Nonoperating income (expense):
  Interest income (expense), net                               (4,097)           6,338           (4,306)           5,694
  Income (loss) from equity investment in joint venture        27,616          (51,630)          52,262          (62,095)
                                                          -----------      -----------      -----------      -----------
                                                               23,519          (45,292)          47,956          (56,401)
                                                          -----------      -----------      -----------      -----------

Income (loss) before income taxes                            (126,373)        (203,158)        (102,319)        (422,894)

  Federal and state income taxes                                    -                -                -                -
                                                          -----------      -----------      -----------      -----------

Net income (loss)                                         $  (126,373)     $  (203,158)     $  (102,319)     $  (422,894)
                                                          ===========      ===========      ===========      ===========


Basic and diluted earnings (loss) per share               $     (0.05)     $     (0.08)     $     (0.04)     $     (0.16)
                                                          ===========      ===========      ===========      ===========

Weighted average common shares outstanding                  2,577,433        2,643,683        2,577,433        2,643,683
                                                          ===========      ===========      ===========      ===========


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30, 2002      December 31,
                                                                       (Unaudited)      2001 (Audited)
                                                                     ---------------    --------------
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents:
    Unrestricted                                                      $     43,866      $     45,427
    Restricted                                                             400,000           400,000
  Securities available-for-sale                                              1,401             1,401
  Receivables:
    Trade, net of allowance of $87,501                                     788,125           854,011
    Notes and other                                                         22,800            22,000
    Related parties                                                         25,561            24,461
  Prepaid expenses and other assets                                        150,807            49,757
                                                                      ------------      ------------
      Total current assets                                               1,432,560         1,397,057

Property and Equipment                                                     621,460           479,541

Investment in Florida N-Viro, L.P.                                         577,348           525,086

Intangible and Other Assets                                              1,704,172         1,731,647
                                                                      ------------      ------------

                                                                      $  4,335,540      $  4,133,331
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                                $    374,342      $    438,534
  Line-of-credit                                                           610,000           503,613
  Accounts payable                                                       1,155,949           991,344
  Accrued liabilities                                                      412,565           418,926
                                                                      ------------      ------------
      Total current liabilities                                          2,552,856         2,352,417

Long-term debt, less current maturities                                    564,430           460,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 7,000,000 shares; issued
                                                   2,700,933 shares         27,010            27,010
  Additional paid-in capital                                            13,495,602        13,495,602
  Retained earnings (deficit)                                          (11,619,468)      (11,517,150)
                                                                      ------------      ------------
                                                                         1,903,144         2,005,462
  Less treasury stock, at cost, 123,500 shares                             684,890           684,890
                                                                      ------------      ------------
      Total stockholders' equity                                         1,218,254         1,320,572
                                                                      ------------      ------------

                                                                      $  4,335,540      $  4,133,331
                                                                      ============      ============


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six Months Ended June 30,
                                                        2002           2001
                                                     ---------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 105,417      $  19,745

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on notes receivable                        3,271              -
  Increase in notes receivable                               -       (195,718)
  Advances to related parties                           (1,100)             -
  Purchases of property and equipment                  (23,527)        (3,460)
  Expenditures for intangible assets                   (53,063)       (20,702)
                                                     ---------      ---------
    Net cash used in investing activities              (74,419)      (219,880)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line-of-credit                     106,387        165,000
  Borrowings under long-term obligations                71,811         58,736
  Principal payments on long-term obligations         (210,757)       (70,756)
                                                     ---------      ---------
    Net cash provided (used) by financing activities   (32,559)       152,980
                                                     ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,561)       (47,155)

CASH AND CASH EQUIVALENTS - BEGINNING                   45,427        128,485
                                                     ---------      ---------

CASH AND CASH EQUIVALENTS - ENDING                   $  43,866      $  81,330
                                                     =========      =========


Non-cash investing and financing activities:
  During the six months ended June 30, 2002, the Company borrowed $178,842 to finance the purchase of equipment.

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2002 may not be indicative of the results of operations for the year ended December 31, 2002. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2001.

         The financial statements are consolidated as of June 30, 2002 and December 31, 2001 for the Company. Adjustments have been made to eliminate all intercompany transactions.


         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are certain significant estimates and assumptions made in preparation of the financial statements:

         Non-domestic license and territory fees - The Company does not recognize revenue on any non-domestic license or territory fee contracts until the cash is received, assuming all other tests of revenue recognition are met. Canada is excluded from this definition of non-domestic.

         Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.

         Income Taxes - The Company assumes the deductibility of certain costs in income tax filings and estimates the recovery of deferred income tax assets.


2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $30,000 for the six months ended June 30, 2002 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. To secure this obligation, the Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.      CONTINGENCIES

         In November, 2001, and as filed under Form 8-K dated December 14, 2001, the Company and Hydropress Environmental Services, Inc. ("Hydropress") signed a settlement agreement (the "Settlement Agreement") of a lawsuit between the parties related to alleged price guarantees on shares of the Company's common stock and to alleged breaches of a license agreement between the parties. Each party dismissed its claims against the other with prejudice and entered into general releases in favor of the other party. Pursuant to the terms of the Settlement Agreement, among other things, N-Viro purchased back 66,250 N-Viro shares held by Hydropress at the market price as of November 15, 2001, which was $1.01 per share, for a total of $66,913. Also pursuant to the Settlement Agreement, the Company purchased back three patent license agreements (including territory rights) from Hydropress valued at approximately $287,000. The first license concerned the exclusive right to sell and use the N-Viro technology in Massachusetts, Vermont and New Hampshire. The second license concerned the non-exclusive right to sell and use the N-Viro technology in New Jersey, Delaware, Maryland and Eastern Pennsylvania. The third license concerned amendments to the two prior-mentioned agreements and the exclusive right to use the N-Viro technology at Hydropress' facility in Phillipsburg, New Jersey. N-Viro and Hydropress entered into a new patent license agreement granting Hydropress the non-exclusive right to use the N-Viro technology at its facility in Phillipsburg, New Jersey. The Company is paying certain amounts due to Hydropress under the Settlement Agreement pursuant to the terms of a promissory note (the "Note"). The original principal amount of the Note was $204,587. The
Note is non-interest bearing and matures on October 15, 2002 with a balloon payment of $144,587. At June 30, 2002, the outstanding principal balance on the Note was $162,587.

         In 2001, officials of the North Carolina Department of Revenue (the "Department") contacted the Company and indicated that the Company was under investigation for failing to file sales tax returns in the state of North Carolina during the period from December 1994 to June 2001. The Company acknowledged to Department officials that during that period of time, it had collected approximately $80,000 in sales taxes from certain customers but had not collected sales tax from other customers in North Carolina. The Company submitted a memorandum to the Department arguing that no sales tax was due by the Company because the sales at issue were exempt from sales tax. The Department disagreed with this memorandum and levied a fine and civil penalty totaling approximately $70,000 plus interest due on the previous unremitted taxes, which the Company agreed to pay in lieu of litigation. As of June 30, 2002, the Company has remitted all sales tax due the State, and has paid the fine and interest. The Company has arranged to pay the balance of the civil penalty pursuant to a short-term payment schedule agreed to by the Department.

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

         Prior to May 9, 2002, the Company's shares of voting, common stock were traded on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On Thursday, May 9, 2002, the Company received notice from the NASD that the Company's shares of voting, common stock would be de-listed effective with the open of business on May 10, 2002. In July, 2002 the Company decided not to pursue further appeal of the NASD's decision to de-list its voting common stock. Currently, the Company's shares of common stock are traded on the Over-The-Counter market. The Company does not anticipate that the delisting of its common stock from the Nasdaq SmallCap Market will have a material adverse effect on the financial condition or results of operations of the Company. The delisting of the Company's common stock from NASDAQ, however, may have a material adverse effect on the marketability of the Company's shares, as shares traded on the

Over-The-Counter market generally experience lower trading value than those traded on the organized exchanges.

         The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that expires on December 31, 2002. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment at June 30, 2002 is approximately $33,000. The total rental expense included in the statements of operations for the six months ended June 30, 2002 and 2001 is approximately $32,000 and $32,200, respectively.

         The Company's remaining minimum commitment under an agreement with a consultant (see Note 2 above) is $30,000, payable in cash or stock in 2002.

         During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One employment agreement expired in July 2002 and the other will expire in June 2004. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement total $139,000 at July 2002. The cost was recognized over the term of the employment agreement. The Company charged $25,464 to operations for the six months ended June 30, 2002 in conjunction with these agreements. The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require the officers to provide minimum future services to be eligible for compensation.

         The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the Company.


4.       NEW ACCOUNTING STANDARDS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The adoption of SFAS Nos. 133, 141, 142 and 144 had no material effect on the Company's financial statements. The Company is still evaluating the impact of SFAS No. 143, but at this time does not believe its adoption will have a significant impact on the financial position and results of operations of the Company.

5.      SEGMENT INFORMATION

         EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

         Currently, approximately 50% of the Company's revenue is from management operations, 47% from other domestic operations, 2% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality.

         COMPETITION. The Company does business in a highly competitive market and has fewer resources than most of its competitors. Businesses in this market compete within and outside the United States principally on the basis of price, product quality, custom design, technical support, reputation, equipment financing assistance and reliability. Competitive pressures and other factors could cause the Company to lose market share or could result in decreases in prices, either of which could have a material adverse effect on its financial position and results of operations.

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

               Management Operations - The Company provides employee and management services to operate the City of Toledo Sludge Treatment Facility.

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

         The accounting policies of the segments are the same as the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments and are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are identified with the Corporate segment. The Company allocates a total of approximately 6% of its labor cost contained in selling, general, and administrative expenses to the segments, to reflect the indirect cost of maintaining these segments. All of the net nonoperating income (expense) are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments. These segments represent both a significant amount of business generated as well as a specific location and unique type of revenue.

         The next two segments are divided between domestic and foreign sources, as these segments differ in terms of environmental and municipal legal issues, nature of the waste disposal infrastructure, political climate, and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past several years and are not expected to change in the near term.

         The Research and Development segment accounts for approximately 7% of the total revenue of the Company, and is unlike any other revenue, in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

        The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended June 30, 2002 and 2001 (dollars in thousands).


                                               Other
                           Management         Domestic         Foreign         Research &
                           Operations        Operations      Operations        Development      Total
                       ----------------- --------------- ---------------  ------------------ -----------

                                               Quarter Ended June 30, 2002
                       ---------------------------------------------------------------------------------
Revenues                       $ 622            $ 582            $ 12              $ 24         $ 1,240
Cost of revenues                 361              507               -                10             878
Segment profits                  261               75              12                14             362
Identifiable assets              365               79               -                47             491
Depreciation                      13               10               -                 2              25

                                               Quarter Ended June 30, 2001
                       ---------------------------------------------------------------------------------
Revenues                       $ 430            $ 614            $ 13              $ 59         $ 1,116
Cost of revenues                 258              332               -                53             643
Segment profits                  172              282              13                 6             473
Identifiable assets              190               69               -                54             313
Depreciation                       8               10               -                 2              20


                                                Year Ended June 30, 2002
                       ---------------------------------------------------------------------------------
Revenues                     $ 1,141          $ 1,366            $ 25             $ 126         $ 2,658
Cost of revenues                 744              970               1               111           1,826
Segment profits                  397              396              24                15             832
Identifiable assets              365               79               -                47             491
Depreciation                      21               20               -                 4              45

                                                Year Ended June 30, 2001
                       ---------------------------------------------------------------------------------
Revenues                       $ 864          $ 1,269            $ 26             $ 119         $ 2,278
Cost of revenues                 605              697               -                94           1,396
Segment profits                  259              572              26                25             882
Identifiable assets              190               69               -                54             313
Depreciation                      16               20               -                 4              40

A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended June 30, 2002 and 2001 is as follows (dollars in thousands):

                                                                  Quarter          Quarter
                                                                 Ended June       Ended June
                                                                  30, 2002         30, 2001
                                                             ---------------  ---------------
Segment profits:
  Segment profits for reportable segments                            $  362           $  473
  Corporate selling, general and administrative
    expenses and research and development costs                        (512)            (631)
  Other income (expense)                                                 24              (45)
                                                             ---------------  ---------------
      Consolidated earnings before taxes                             $ (126)          $ (203)
                                                             ===============  ===============

Identifiable assets:
  Identifiable assets for reportable segments                        $  491           $  313
  Corporate property and equipment                                      130              216
  Current assets not allocated to segments                            1,433            1,993
  Intangible and other assets not allocated to
    segments                                                          2,516            2,324
  Consolidated eliminations                                            (234)            (234)
                                                             ---------------  ---------------
      Consolidated assets                                            $4,336           $4,612
                                                             ===============  ===============

Depreciation and amortization:
  Depreciation for reportable segments                               $   25           $   20
  Corporate depreciation and amortization                                41               32
                                                             ---------------  ---------------
      Consolidated depreciation and amortization                     $   66           $   52
                                                             ===============  ===============



6.      INVESTMENT IN FLORIDA N-VIRO, L. P.

         Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation. The Company owns a 47.5% interest in the joint venture.


         Condensed financial information of the partnership for the quarters ended June 30, 2002 and 2001 is as follows:

                                                                      Quarter Ended June 30,
                                                               -------------------------------------
                                                                     2002               2001
                                                               -----------------  ------------------
                Net sales                                         $  866,547         $ 741,080
                Gross profit                                         122,434           (38,381)
                Income (loss) from continuing operations              58,139          (108,692)
                Net income (loss)                                     58,139          (108,692)

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

        Total revenues were $1,240,000 for the quarter ended June 30, 2002 compared to $1,115,000 for the same period of 2001. The net increase in revenue is due primarily to an increase in revenues from service fees from the management of alkaline admixture and facility management. The Company's cost of revenues increased to $878,000 in 2002 from $643,000 for the same period in 2001, but the gross profit percentage decreased to 29% from 42% for the quarters ended June 30, 2002 and 2001. This decrease in gross profit percentage is primarily due to the increased share in revenues derived from both the service fee for the management of alkaline admixture and the facility management operation, both of which have a lower gross profit margin associated with them than other types of revenue, and the start-up of a soil blending operation in conjunction with the management fee operation. Operating expenses decreased for the comparative period, while the Company's share of the income of a joint venture, the Company's interest in Florida N-Viro, L.P., increased for the same period of 2002. These changes collectively resulted in a net loss of approximately $126,000 for the quarter ended June 30, 2002 compared to a net loss of $203,000 for the quarter ended June 30, 2001.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 WITH THREE MONTHS ENDED JUNE 30, 2001

        Overall revenue increased $125,000, or 11%, to $1,240,000 for the quarter ended June 30, 2002 from $1,115,000 for the quarter ended June 30, 2001. The net increase in revenue was due primarily to the following:

        a) Sales of alkaline admixture decreased $6,000 from the same period ended in 2001;

        b) Revenue from the service fees for the management of alkaline admixture was $132,000 for 2002. This type of revenue is the fee charged by the Company to manage and sell the alkaline admixture on behalf of a third party customer;

        c) The Company's processing revenue, including facility management revenue, showed a net increase of $35,000 over the same period ended in 2001;

        d) Miscellaneous revenues increased $2,000 from the same period ended in 2001;

        e) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the period, the same as in 2001; and,

        f) Research and development revenue decreased $38,000 from the same period ended in 2001.

        Gross profit decreased $111,000, or 23%, to $362,000 for the three months ended June 30, 2002 from $473,000 for the three months ended June 30, 2001. This decrease in gross profit was primarily due to the increased percentage of total revenue derived from both the service fees for the management of alkaline admixture and the facility management operation, both of which have a lower gross profit margin associated with them than other types of revenue of the Company. The gross profit margin decreased to 29% from 42%, mainly from the larger percentage of total revenue derived from the service fees for the management of alkaline admixture and facility management operations. In conjunction with the facility management operation, the Company also started a soil blending operation in the quarter, and expensed approximately $124,000 with no revenue. The Company expects this operation to realize revenue in the third quarter of 2002. If the Company had not started this operation, the gross margin would have been approximately 37%.

        Operating expenses decreased $119,000, or 19%, to $512,000 for the three months ended June 30, 2002 from $631,000 for the three months ended June 30, 2001. The decrease was primarily due to a decrease in patent litigation costs of $132,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $150,000 for the three months ended June 30, 2002 compared to an operating loss of $158,000 for the three months ended June 30, 2001.

         Net nonoperating income (expense) increased by $69,000 to a net income of $24,000 for the three months ended June 30, 2002 from a net expense of $45,000 for the three months ended June 30, 2001. The increase was primarily due to an increase in the equity of a joint venture from a loss of $52,000 in 2001 to income of $28,000 in 2002.

        For the three months ended June 30, 2002 and 2001, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 WITH SIX MONTHS ENDED JUNE 30, 2001

        Overall revenue increased $380,000, or 17%, to $2,658,000 for the six months ended June 30, 2002 from $2,278,000 for the six months ended June 30, 2001. The net increase in revenue was due primarily to the following:

        a) Sales of alkaline admixture increased $39,000 from the same period ended in 2001;

        b) Revenue from the service fees for the management of alkaline admixture was $268,000 for 2002. This type of revenue is new this year, and is the fee charged by the Company to manage and sell the alkaline admixture on behalf of a third party customer;

        c) The Company's processing revenue, including facility management revenue, showed a net decrease of $14,000 over the same period ended in 2001;

        d) Miscellaneous revenues decreased $6,000 from the same period ended in 2001;

        e) Licensing of the N-Viro Process, including territory fees, earned the Company $92,000 for the period, an increase of $92,000 from the same period in 2001; and,

        f) Research and development revenue increased $1,000 from the same period ended in 2001.

        Gross profit decreased $50,000, or 6%, to $832,000 for the six months ended June 30, 2002 from $882,000 for the six months ended June 30, 2001. This decrease in gross profit was primarily due to the increased percentage of total revenue derived from both the service fees from the management of alkaline admixture and facility management operation, both of which have a lower gross profit margin associated with them than other types of revenue of the Company. The gross profit margin decreased to 31% from 39%, mainly from the larger percentage of total revenues derived from the service fees from the management of alkaline admixture and facility management operations. In conjunction with the facility management operation, the Company also started a soil blending operation in the second quarter, and expensed approximately $124,000 with no revenue. The Company expects this operation to realize revenue in the third quarter of 2002. If the Company had not started this operation, the gross margin for the six month period would have been approximately 35%.

        Operating expenses decreased $266,000, or 21%, to $982,000 for the six months ended June 30, 2002 from $1,248,000 for the six months ended June 30, 2001. The decrease was primarily due to a decreases in patent litigation costs of $202,000, and general office related expenses of $64,000.

        As a result of the foregoing factors, the Company recorded an operating loss of $150,000 for the six months ended June 30, 2002 compared to an operating loss of $366,000 for the six months ended June 30, 2001.

         Net nonoperating income (expense) increased by $104,000 to a net income of $48,000 for the six months ended June 30, 2002 from a net expense of $56,000 for the six months ended June 30, 2001. The increase was primarily due to an increase in the equity of a joint venture from a loss of $62,000 in 2001 to income of $52,000 in 2002.

        For the six months ended June 30, 2002 and 2001, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficit of $1,120,000 at June 30, 2002, compared to a working capital deficit of $955,000 at December 31, 2001, which is an increase of $165,000. Current assets at June 30, 2002 included cash and investments of $444,000 (including restricted cash of $400,000), which is a decrease of $1,000 from December 31, 2001. The decrease in working capital was principally due to the operating loss for the six month period.

         The Company maintains a $400,000 certificate of deposit with a bank which is held as collateral on the Company's working capital line of credit.

        In April 2000, the Company renewed its agreement for a line of credit of $1 million, and in May 2001 the line was renewed for $750,000. The lender extended the line in April, 2002 and again July 31, 2002 and now expires January 31, 2003. The current agreement contains two demand Notes, for $400,000 and $350,000, each expiring January 31, 2003. The first Note is secured by a certificate of deposit with the lender of $400,000, and the second Note is secured by all business assets and the assignment of the contract between the City of Toledo and the Company, and requires the Company to maintain certain financial covenants.. Borrowings on the first Note bear interest at prime plus 1%, and borrowings on the second Note bear interest at prime plus 3%. The balance owed on the existing line at June 30, 2002 was $610,000.

        The normal collection terms for accounts receivable are approximately 30 or 60 days for a majority of the customers. This is a result of the nature of the license contracts and type of customer.

        The Company's cash requirements for the next 90 days include a balloon payment due Hydropress in October, 2002 and the remittance of sales tax to the State of South Carolina (see Note 3 discussions). The Company also expects to realize significant seasonal revenue from the sale of its soil products, and is initiating a plan of immediate cost-cutting and other measures to improve its cash flow through the year end.

        The Company is currently negotiating with several third parties which may result in additional funds which, in management's opinion, would provide adequate cash flows to finance the Company's cash requirements. The satisfactory completion of these negotiations is essential as these avenues are the Company's principal means of providing sufficient cash flows to meet 2002 requirements. Because these negotiations are still in progress, there can be no assurance the Company will have sufficient funds to finance its operations.

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

        The Company believes that its working capital together with the line of credit and satisfactory completion of negotiations with third parties will provide sufficient cash to meet the Company's cash requirements through 2002.

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

         The Company cautions that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. Some, but not all, of the factors that could cause actual results to be different than those anticipated or predicted by the Company include: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for the Company's products or services in particular; (iii) the Company's loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for the Company's products or services; (v) increases in the Company's operating expenses resulting from increased costs of labor and/or consulting services; and (vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including customers of the Company. For example, while the Company anticipates obtaining the permits and approvals necessary for the N-Viro Fuel pilot program to commence operations in 2002, such program may not begin until 2003 or may never begin. Delay or cancellation with respect to this project could result from (1) a failure to achieve acceptable air quality levels in preliminary testing, (2) costs associated with the use of N-Viro Fuel significantly exceeding current estimates, or (3) competing technologies rendering the N-Viro Fuel process less attractive.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In November, 2001, and as filed under Form 8-K dated December 14, 2001, the Company and Hydropress Environmental Services, Inc. ("Hydropress") signed a settlement agreement (the "Settlement Agreement") of a lawsuit between the parties related to alleged price guarantees on shares of the Company's common stock and to alleged breaches of a license agreement between the parties. Each party dismissed its claims against the other with prejudice and entered into general releases in favor of the other party. Pursuant to the terms of the Settlement Agreement, among other things, N-Viro purchased back 66,250 N-Viro shares held by Hydropress at the market price as of November 15, 2001, which was $1.01 per share, for a total of $66,913. Also pursuant to the Settlement Agreement, the Company purchased back three patent license agreements (including territory rights) from Hydropress valued at approximately $287,000. The first license concerned the exclusive right to sell and use the N-Viro technology in Massachusetts, Vermont and New Hampshire. The second license concerned the non-exclusive right to sell and use the N-Viro technology in New Jersey, Delaware, Maryland and Eastern Pennsylvania. The third license concerned amendments to the two prior-mentioned agreements and the exclusive right to use the N-Viro technology at Hydropress' facility in Phillipsburg, New Jersey. N-Viro and Hydropress entered into a new patent license agreement granting Hydropress the non-exclusive right to use the N-Viro technology at its facility in Phillipsburg, New Jersey. The Company is paying certain amounts due to Hydropress under the Settlement Agreement pursuant to the terms of a promissory note (the "Note"). The original principal amount of the Note was $204,587. The
Note is non-interest bearing and matures on October 15, 2002 with a balloon payment of $144,587. At June 30, 2002, the outstanding principal balance on the Note was $162,587.

         In 2001, officials of the North Carolina Department of Revenue (the "Department") contacted the Company and indicated that the Company was under investigation for failing to file sales tax returns in the state of North Carolina during the period from December 1994 to June 2001. The Company acknowledged to Department officials that during that period of time, it had collected approximately $80,000 in sales taxes from certain customers but had not collected sales tax from other customers in North Carolina. The Company submitted a memorandum to the Department arguing that no sales tax was due by the Company because the sales at issue were exempt from sales tax. The Department disagreed with this memorandum and levied a fine and civil penalty totaling approximately $70,000 plus interest due on the previous unremitted taxes, which the Company agreed to pay in lieu of litigation. As of June 30, 2002, the Company has remitted all sales tax due the State, and has paid the fine and interest. The Company has arranged to pay the balance of the civil penalty pursuant to a short-term payment schedule agreed to by the Department.

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

         Prior to May 9, 2002, the Company's shares of voting, common stock were traded on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On Thursday, May 9, 2002, the Company received notice from the NASD that the Company's shares of voting, common stock would be de-listed effective with the open of business on May 10, 2002. In July, 2002 the Company decided not to pursue further appeal of the NASD's decision to de-list its voting common stock. Currently, the Company's shares of common stock are traded on the Over-The-Counter market. The Company does not anticipate that the delisting of its common stock from the Nasdaq SmallCap Market will have a material adverse effect on the financial condition or results of operations of the Company. The delisting of the Company's common stock from NASDAQ, however, may have a material adverse effect on the marketability of the Company's shares, as shares traded on the Over-The-Counter market generally experience lower trading value than those traded on the organized exchanges.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

                           Exhibit 99.1 - Certification(s) Pursuant to Section
                    1350 of Chapter 63 of Title 18 of the United States Code.

        (b)  Reports on Form 8-K:

                           The Company filed a report on Form 8-K dated April
                    25, 2002, to disclose both the signing of agreements with one of the Company's stockholders, and the retention of an investment banking firm to assist in the issuance of shares of preferred stock.

                        N-VIRO INTERNATIONAL CORPORATION




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      N-VIRO INTERNATIONAL CORPORATION





Date:    August 14, 2002              /s/  Terry J. Logan
        ---------------------         ------------------------------------------
                                      Terry J. Logan
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)




Date:    August 14, 2002              /s/  James K. McHugh
        ---------------------         ------------------------------------------
                                      James K. McHugh
                                      Chief Financial Officer, Secretary and
                                      Treasurer
                                      (Principal Financial & Accounting Officer)