Form 10-Q
period 2002-09-30
N-VIRO INTERNATIONAL CORP
filed 2002-11-15
CIK 904896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                  As of November 6, 2002, 2,577,433 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

================================================================================

PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS



                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended Sept. 30       Nine Months Ended Sept. 30
                                                               2002              2001              2002             2001
                                                           -----------------------------       -----------------------------

Revenues                                                   $ 1,485,610       $ 1,175,057       $ 4,143,803       $ 3,453,299

Cost of revenues                                               897,218           747,823         2,723,272         2,144,181
                                                           -----------------------------       -----------------------------

Gross Profit                                                   588,392           427,234         1,420,531         1,309,118

Operating expenses:
  Selling, general and administrative                          454,421           525,400         1,436,289         1,571,837
  Patent litigation expense                                          -           182,767               545           384,708
                                                           -----------------------------       -----------------------------
                                                               454,421           708,167         1,436,834         1,956,545
                                                           -----------------------------       -----------------------------

Operating income (loss)                                        133,971          (280,933)          (16,303)         (647,427)

Nonoperating income (expense):
  Interest and dividend income                                  17,671            15,950            33,011            47,847
  Interest expense                                              (5,633)          (39,769)          (25,278)          (65,972)
  Loss on sale of assets                                             -              (935)                -              (935)
  Income (loss) from equity investment in joint venture        (39,889)          (51,171)           12,373          (113,266)
                                                           -----------------------------       -----------------------------
                                                               (27,851)          (75,925)           20,106          (132,326)
                                                           -----------------------------       -----------------------------

Income (loss) before income taxes                              106,120          (356,858)            3,803          (779,753)

  Federal and state income taxes                                     -                 -                 -                 -
                                                           -----------------------------       -----------------------------

Net income (loss)                                          $   106,120       $  (356,858)      $     3,803       $  (779,753)
                                                           =============================       =============================


Basic and diluted earnings (loss) per share                $      0.04       $     (0.13)      $      0.00       $     (0.29)
                                                           =============================       =============================

Weighted average common shares outstanding                   2,577,433         2,643,683         2,577,433         2,643,683
                                                           =============================       =============================



                 See Notes to Consolidated Financial Statements

                       N-VIRO INTERNATIONAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                          September 30,      December 31,
                                                                         2002 (Unaudited)   2001 (Audited)
                                                                         ----------------   --------------
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents:
    Unrestricted                                                         $     59,126       $     45,427
    Restricted                                                                400,000            400,000
  Securities available-for-sale                                                 1,401              1,401
  Receivables:
    Trade, net of allowance of $50,000 in 2002 and $87,501 in 2001            781,712            854,011
    Notes and other                                                            22,255             22,000
    Related parties                                                                 -             24,461
  Prepaid expenses and other assets                                           135,222             49,757
                                                                         ------------       ------------
      Total current assets                                                  1,399,716          1,397,057

Property and Equipment                                                        590,902            479,541

Investment in Florida N-Viro, L.P.                                            537,459            525,086

Intangible and Other Assets                                                 1,721,841          1,731,647
                                                                         ------------       ------------

                                                                         $  4,249,918       $  4,133,331
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                                   $    383,934       $    438,534
  Line-of-credit                                                              650,000            503,613
  Accounts payable                                                          1,012,905            991,344
  Accrued liabilities                                                         415,493            418,926
                                                                         ------------       ------------
    Total current liabilities                                               2,462,332          2,352,417

Long-term debt, less current maturities                                       463,212            460,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 7,000,000 shares; issued
                                           2,700,933 shares                    27,010             27,010
  Additional paid-in capital                                               13,495,602         13,495,602
  Retained earnings (deficit)                                             (11,513,348)       (11,517,150)
                                                                         ------------       ------------
                                                                            2,009,264          2,005,462
  Less treasury stock, at cost, 123,500 shares                                684,890            684,890
                                                                         ------------       ------------
    Total stockholders' equity                                              1,324,374          1,320,572
                                                                         ------------       ------------

                                                                         $  4,249,918       $  4,133,331
                                                                         ============       ============


                 See Notes to Consolidated Financial Statements

                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended Sept. 30,
                                                            2002            2001
                                                          ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $ 186,549       $ 302,337

CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on notes receivable                            16,391               -
  Increase in notes receivable                                    -        (204,296)
  Collections on related party receivables                      145               -
  Purchases of property and equipment                       (23,527)        (15,222)
  Expenditures for intangible assets                        (81,674)        (34,089)
                                                          ---------       ---------
    Net cash used in investing activities                   (88,665)       (253,607)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line-of-credit                          146,387          80,000
  Borrowings under long-term obligations                     71,811          63,519
  Principal payments on long-term obligations              (302,383)       (115,075)
                                                          ---------       ---------
    Net cash provided (used) by financing activities        (84,185)         28,444
                                                          ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    13,699          77,174

CASH AND CASH EQUIVALENTS - BEGINNING                        45,427         128,485
                                                          ---------       ---------

CASH AND CASH EQUIVALENTS - ENDING                        $  59,126       $ 205,659
                                                          =========       =========


Non-cash investing and financing activities:
During the nine months ended September 30, 2002, the Company borrowed $178,842 to finance the purchase of equipment.




                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2002 may not be indicative of the results of operations for the year ended December 31, 2002. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2001.

         The financial statements are consolidated as of September 30, 2002 and December 31, 2001 for the Company. Adjustments have been made to eliminate all intercompany transactions.


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


2.      RELATED PARTY TRANSACTIONS

        The Company recognized an expense to Mr. Bobby B. Carroll, a Director of the Company and a former shareholder of Tennessee-Carolina N-Viro, Inc., of $45,000 for the nine months ended September 30, 2002 under a contract arrangement signed in 1993 and amended in 1998 for consulting services. To secure this obligation, the Company granted Mr. Carroll a security interest in all present and future receivables and contract rights from licenses in the states of Tennessee, North Carolina and South Carolina pursuant to the contract agreement.

3.      LONG-TERM DEBT

         During the nine months ended September 30, 2002, the Company borrowed $178,842 to finance the purchase of equipment in two separate transactions. The face amount of the notes are $115,350 and $63,492 and bear interest at 5.99% and 9.8%, respectively. Monthly payments of principal and interest are $2,708 and $1,520, respectively, and both notes mature in 48 months. Interest expensed and paid on this equipment was approximately$6,400 for the nine months ended.


4.      CONTINGENCIES

         In November, 2001, and as filed under Form 8-K dated December 14, 2001, the Company and Hydropress Environmental Services, Inc. ("Hydropress") signed a settlement agreement (the "Settlement Agreement") of a lawsuit between the parties related to alleged price guarantees on shares of the Company's common stock and to alleged breaches of a license agreement between the parties. Each party dismissed its claims against the other with prejudice and entered into general releases in favor of the other party. Pursuant to the terms of the Settlement Agreement, among other things, N-Viro purchased back 66,250 N-Viro shares held by Hydropress at the market price as of November 15, 2001, which was $1.01 per share, for a total of $66,913. Also pursuant to the Settlement Agreement, the Company purchased back three patent license agreements (including territory rights) from Hydropress valued at approximately $287,000. The first license concerned the exclusive right to sell and use the N-Viro technology in Massachusetts, Vermont and New Hampshire. The second license concerned the non-exclusive right to sell and use the N-Viro technology in New Jersey, Delaware, Maryland and Eastern Pennsylvania. The third license concerned amendments to the two prior-mentioned agreements and the exclusive right to use the N-Viro technology at Hydropress' facility in Phillipsburg, New Jersey. N-Viro and Hydropress entered into a new patent license agreement granting Hydropress the non-exclusive right to use the N-Viro technology at its facility in Phillipsburg, New Jersey. The Company paid certain amounts due to Hydropress under the Settlement Agreement pursuant to the terms of a promissory note (the "Note"). The original principal amount of the Note was $204,587, was non-interest bearing and matured on October 15, 2002 with a balloon payment of $144,587. At September 30, 2002, the outstanding principal balance on the Note was $144,587, which was paid in full to Hydropress in October 2002. In conjunction with the final discharge of the Hydropress Note, the Company arranged an unsecured loan from a third-party licensee for $144,587, with monthly payments of $13,966 due for one year through October 15, 2003.

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

         Prior to May 9, 2002, the Company's shares of voting, common stock were traded on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On Thursday, May 9, 2002, the Company received notice from the NASD that the Company's shares of voting, common stock would be de-listed effective with the open of business on May 10, 2002. In July, 2002 the Company decided not to pursue further appeal of the NASD's decision to de-list its voting common stock. Currently, the Company's shares of common stock are traded on the Over-The-Counter ("OTC") market. The Company does not believe that the delisting of its common stock from the Nasdaq SmallCap Market has or will have a material adverse effect on the financial condition or results of operations of the Company. The delisting of the Company's common stock from NASDAQ, however, may have had a material adverse effect on the marketability of the Company's shares, as shares traded on the OTC market generally experience lower trading value than those traded on the organized exchanges.

         The Company anticipates the possibility of listing its shares on the Bulletin Board Exchange sometime in 2003. This new exchange is scheduled to launch in 2003 and is a listed, electronic exchange owned and operated by NASDAQ. It should provide the Company with greater flexibility, liquidity and access to capital than the current OTC system.

         The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that expires on December 31, 2002. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment at September 30, 2002 is approximately $33,000. The total rental expense included in the statements of operations for the nine months ended September 30, 2002 and 2001 is approximately $47,300 and $47,800, respectively. The Company is currently under negotiations to renew its lease for reduced space at its current offices starting January 1, 2003.

         The Company's remaining minimum commitment under an agreement with a consultant (see Note 2 above) is $15,000, payable in cash or stock in 2002.

         During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One employment agreement expired in July 2002 and the other will expire in June 2004. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement totalled approximately $130,500 at September 30, 2002. The cost was recognized over the term of the employment agreement. The Company charged $29,708 to operations through July 31, 2002, and future payments will be offset against this liability. The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require the officers to provide minimum future services to be eligible for compensation.

         The Company from time to time is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the Company.


5.         NEW ACCOUNTING STANDARDS

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


6.      SEGMENT INFORMATION

         EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

         Currently, approximately 47% of the Company's revenue is from management operations, 48% from other domestic operations, 4% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality.

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

         The Research and Development segment accounts for approximately 4% of the total year-to-date revenue of the Company, and is unlike any other revenue in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

        The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended September 30, 2002 and 2001 (dollars in thousands):

                                              Other
                           Management        Domestic         Foreign          Research &
                           Operations       Operations      Operations         Development       Total
                       ----------------- --------------- ---------------  ------------------ -----------

                                             Quarter Ended September 30, 2002
                       ---------------------------------------------------------------------------------
Revenues                       $ 705            $ 718            $ 13              $ 50         $ 1,486
Cost of revenues                 403              484               1                10             898
Segment profits                  302              234              12                40             588
Identifiable assets              354               75               -                46             475
Depreciation                      11               10               -                 2              23

                                                Quarter Ended September 30, 2001
                       ---------------------------------------------------------------------------------
Revenues                       $ 474            $ 448           $ 185              $ 68         $ 1,175
Cost of revenues                 329              231             132                56             748
Segment profits                  145              217              53                12             427
Identifiable assets              189               65               -                52             306
Depreciation                       8               10               -                 2              20


                                              Nine Months Ended September 30, 2002
                       ---------------------------------------------------------------------------------
Revenues                     $ 1,846          $ 2,084            $ 38             $ 176         $ 4,144
Cost of revenues               1,147            1,454               2               121           2,724
Segment profits                  699              630              36                55           1,420
Identifiable assets              354               75               -                46             475
Depreciation                      32               30               -                 6              68

                                              Nine Months Ended September 30, 2001
                       ---------------------------------------------------------------------------------
Revenues                     $ 1,338          $ 1,717           $ 211             $ 187         $ 3,453
Cost of revenues                 934              928             132               150           2,144
Segment profits                  404              789              79                37           1,309
Identifiable assets              189               65               -                52             306
Depreciation                      24               30               -                 6              60

A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended September 30, 2002 and 2001 is as follows (dollars in thousands):

                                                     Quarter       Quarter
                                                    Ended Sept.   Ended Sept.
                                                     30, 2002      30, 2001
                                                    -----------   -----------
Segment profits:
  Segment profits for reportable segments            $   588       $   427
  Corporate selling, general and administrative
   expenses and research and development costs          (454)         (708)
  Other income (expense)                                 (28)          (76)
                                                     -------       -------
      Consolidated earnings before taxes             $   106       $  (357)
                                                     =======       =======

Identifiable assets:
  Identifiable assets for reportable segments        $   475       $   306
  Corporate property and equipment                       116           206
  Current assets not allocated to segments             1,400         2,070
  Intangible and other assets not allocated to
   segments                                            2,493         2,264
  Consolidated eliminations                             (234)         (234)
                                                     -------       -------
      Consolidated assets                            $ 4,250       $ 4,612
                                                     =======       =======

Depreciation and amortization:
  Depreciation for reportable segments               $    23       $    20
  Corporate depreciation and amortization                 41            32
                                                     -------       -------
      Consolidated depreciation and amortization     $    64       $    52
                                                     =======       =======



7.      INVESTMENT IN FLORIDA N-VIRO, L. P.

         Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation. The Company owns a 47.5% interest in the joint venture.


         Condensed financial information of the partnership for the quarters ended September 30, 2002 and 2001 is as follows:

                                                           Quarter Ended September 30,
                                                        ----------------------------------
                                                             2002                 2001
                                                        -------------        -------------
                Net sales                                 $  599,640           $  607,310
                Gross profit                                  (4,824)             (45,948)
                Loss from continuing operations              (83,975)            (107,728)
                Net loss                                     (83,975)            (107,728)

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

        Total revenues were $1,486,000 for the quarter ended September 30, 2002 compared to $1,175,000 for the same period of 2001. The net increase in revenue is due primarily to an increase in revenues from the sale of alkaline admixture, service fees from the management of alkaline admixture and facility management. The Company's cost of revenues increased to $897,000 in 2002 from $748,000 for the same period in 2001, and the gross profit percentage increased to 40% from 36% for the quarters ended September 30, 2002 and 2001. This increase in gross profit percentage is primarily due to the decreased share of equipment sales in the third quarter of 2002 compared to 2001, and decreased costs associated with the facility management operations for the same period. Operating expenses decreased for the comparative period, while the Company's share of the income of a joint venture, the Company's interest in Florida N-Viro, L.P., decreased for the same period of 2002. These changes collectively resulted in net income of approximately $106,000 for the quarter ended September 30, 2002 compared to a net loss of $357,000 for the quarter ended September 30, 2001.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

        Overall revenue increased $311,000, or 26%, to $1,486,000 for the quarter ended September 30, 2002 from $1,175,000 for the quarter ended September 30, 2001. The net increase in revenue was due primarily to the following:

         a) Sales of alkaline admixture increased $217,000 from the same period ended in 2001;

         b) Revenue from the service fees for the management of alkaline admixture was $154,000 for 2002. This type of revenue is the fee charged by the Company to manage and sell the alkaline admixture on behalf of a third party customer;

         c) The Company's processing revenue, including facility management revenue, showed a net increase of $121,000 over the same period ended in 2001;

         d) Revenue from the sale of equipment earned the Company $-0- for the period, a decrease of $144,000 from 2001;

         e) Miscellaneous revenues increased $10,000 from the same period ended in 2001;

         f) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the period, a decrease of $28,000 from 2001; and,

         g) Research and development revenue decreased $19,000 from the same period ended in 2001.

        Gross profit increased $161,000, or 38%, to $588,000 for the three months ended September 30, 2002 from $427,000 for the three months ended September 30, 2001. This increase in gross profit was primarily due to the increase in sales from new and existing operating facilities. The gross profit margin increased to 40% from 36%, and was primarily due to the decreased share of equipment sales in the third quarter of 2002 compared to 2001, and decreased costs associated with the facility management operations for the same period. In conjunction with the facility management operation, the Company continued its start-up in the quarter of a soil blending operation initiated in May 2002, and expensed approximately $47,000 with no revenue. This operation has started realizing revenue in the fourth quarter of 2002. If the Company had not started this operation, the gross margin would have been approximately 41%.

        Operating expenses decreased $254,000, or 36%, to $454,000 for the three months ended September 30, 2002 from $708,000 for the three months ended September 30, 2001. The decrease was primarily due to a decrease in patent litigation costs of $183,000 and reductions in selling, general and administrative expenses of $71,000.

        As a result of the foregoing factors, the Company recorded operating income of $134,000 for the three months ended September 30, 2002 compared to an operating loss of $281,000 for the three months ended September 30, 2001, an increase of approximately $415,000.

         Net nonoperating expense decreased by $48,000 to a net nonoperating expense of $28,000 for the three months ended September 30, 2002 from a net nonoperating expense of $76,000 for the three months ended September 30, 2001. The decrease was primarily due to a decrease in interest expense of $34,000 and an increase in the equity of a joint venture from a loss of $51,000 in 2001 to a loss of $40,000 in 2002.

         The Company recorded a net profit of $106,000 for the three months ended September 30, 2002 compared to a net loss of $357,000 for the same period ended in 2001, an increase in net profit of approximately $463,000.

        For the three months ended September 30, 2002 and 2001, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

        Overall revenue increased $691,000, or 20%, to $4,144,000 for the nine months ended September 30, 2002 from $3,453,000 for the nine months ended September 30, 2001. The net increase in revenue was due primarily to the following:

         a) Sales of alkaline admixture increased $256,000 from the same period ended in 2001;

         b) Revenue from the service fees for the management of alkaline admixture was $422,000 for 2002. This type of revenue is new this year, and is the fee charged by the Company to manage and sell the alkaline admixture on behalf of third party customers;

         c) The Company's processing revenue, including facility management revenue, showed a net increase of $107,000 over the same period ended in 2001;

         d) Revenue from the sale of equipment earned the Company $-0- for the period, a decrease of $144,000 from 2001;

         e) Miscellaneous revenues increased $4,000 from the same period ended in 2001;

         f) Licensing of the N-Viro Process, including territory fees, earned the Company $92,000 for the nine months ended, an increase of $64,000 from the same period in 2001; and,

         g) Research and development revenue decreased $18,000 from the same period ended in 2001.

         Gross profit increased $112,000, or 9%, to $1,421,000 for the nine months ended September 30, 2002 from $1,309,000 for the nine months ended September 30, 2001. This increase in gross profit was primarily due to the increase in sales from new and existing operating facilities, partially offset by a larger percentage of revenue derived from lower margin sources. The gross profit margin decreased to 34% from 38%, mainly from the larger percentage of total revenues derived from the service fees from the management of alkaline admixture and facility management operations. In conjunction with the facility management operation, the Company also started a soil blending operation in the second quarter, and expensed approximately $124,000 with no revenue for the year to date. This operation has started realizing revenue in the fourth quarter of 2002. If the Company had not started this operation, the gross margin for the nine month period would have been approximately 36%.

         Operating expenses decreased $520,000, or 27%, to $1,437,000 for the nine months ended September 30, 2002 from $1,957,000 for the nine months ended September 30, 2001. The decrease was primarily due to a decrease in patent litigation costs of $384,000, and reductions in selling, general and administrative expenses of $136,000.

         As a result of the foregoing factors, the Company recorded an operating loss of $16,000 for the nine months ended September 30, 2002 compared to an operating loss of $647,000 for the nine months ended September 30, 2001, an improvement in operating earnings of $631,000.

         Net nonoperating income (expense) increased by $152,000 to net nonoperating income of $20,000 for the nine months ended September 30, 2002 from a net nonoperating expense of $132,000 for the nine months ended September 30, 2001. The increase was primarily due to an increase in the equity of a joint venture from a loss of $113,000 in 2001 to income of $12,000 in 2002, an improvement of $125,000, and from a decrease of $41,000 in interest expense.

         The Company recorded a net profit of $4,000 for the nine months ended September 30, 2002 compared to a net loss of $780,000 for the same period ended in 2001, an increase in net profit of approximately $784,000.

         For the nine months ended September 30, 2002 and 2001, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $1,063,000 at September 30, 2002, compared to a working capital deficit of $955,000 at December 31, 2001, a decrease in working capital of $108,000. Current assets at September 30, 2002 included cash and investments of $461,000 (including restricted cash of $400,000), which is an increase of $14,000 from December 31, 2001. The decrease in working capital was principally due to the operating loss for the nine month period and additional debt financing for equipment purchases.

         The Company maintains a $400,000 certificate of deposit with a bank which is held as collateral on the Company's working capital line of credit.

        In April 2000, the Company renewed its agreement for a line of credit of $1 million, and in May 2001 the line was renewed for $750,000. The lender extended the line in April, 2002 and again July 31, 2002 and now expires January 31, 2003. The current agreement contains two demand Notes, for $400,000 and $350,000, each expiring January 31, 2003. The first Note is secured by a certificate of deposit with the lender of $400,000, and the second Note is secured by all business assets and the assignment of the contract between the City of Toledo and the Company, and requires the Company to maintain certain financial covenants. Borrowings on the first Note bear interest at prime plus 1%, and borrowings on the second Note bear interest at prime plus 3%. The balance owed on the existing line at September 30, 2002 was $650,000.

        The normal collection terms for accounts receivable are approximately 30 or 60 days for a majority of the customers. This is a result of the nature of the license contracts and type of customer.

        The Company's cash requirements for the next 120 days include the expiration of its line of credit with a local bank at the end of January, 2003 and the remittance of sales tax to the State of South Carolina (see Note 4 discussions). The Company also expects to realize significant seasonal revenue from the sale of its soil products, and is completing a plan of overhead cost-cutting and other measures to improve its cash flow through and after the year end.

        The Company is currently negotiating with several third parties on the sale of its investment in Florida N-Viro LLC, which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because they are still in progress, there can be no assurance the Company will successfully complete these negotiations.

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

         Also, the Company has agreed to go forward on contracts with two investment banking firms with respect to a proposal to obtain up to $800,000 of mezzanine debt financing. The specific terms and conditions applicable to the debt will be determined once either firm has identified a potential debtor. There can be no assurance that the Company will be successful in finding a lender for the financing. If the financing is obtained, the proceeds from the offering will be used to supplement the Company's working capital.

         The Company is currently in discussions with several companies in the utility and fuel industries for the development and commercialization of the patented N-Viro fuel technology. Because these discussions are still in progress, there can be no assurance they will be successful.

         The Company has filed for federal and State of Ohio grants for the demonstration of this N-Viro Fuel technology. The Company believes significant value can be derived from the implementation of a system which will divert Class B biosolids for land application into alternative fossil fuel markets.

         The Company continues to focus on the development of regional biosolids processing facilities. Currently the Company is in negotiations with several large privatization firms to permit and develop independent, regional facilities.

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

        The Company believes that its working capital together with the line of credit and satisfactory completion of negotiations with third parties will provide sufficient cash to meet the Company's cash requirements through 2002 and into early 2003.

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

         We also rely on unpatented technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to similar technology, and could materially and adversely affect the Company.

         The Company cautions that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. Some, but not all, of the factors that could cause actual results to be different than those anticipated or predicted by the Company include: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for the Company's products or services in particular; (iii) the Company's loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for the Company's products or services; (v) increases in the Company's operating expenses resulting from increased costs of labor and/or consulting services; and (vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including customers of the Company. For example, while the Company anticipates obtaining the permits and approvals necessary for the N-Viro Fuel pilot program to commence operations in the near future, such program may not begin until 2003 or may never begin. Delay or cancellation with respect to this project could result from (1) a failure to achieve acceptable air quality levels in preliminary testing, (2) costs associated with the use of N-Viro Fuel significantly exceeding current estimates, or (3) competing technologies rendering the N-Viro Fuel process less attractive.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In November, 2001, and as filed under Form 8-K dated December 14, 2001, the Company and Hydropress Environmental Services, Inc. ("Hydropress") signed a settlement agreement (the "Settlement Agreement") of a lawsuit between the parties related to alleged price guarantees on shares of the Company's common stock and to alleged breaches of a license agreement between the parties. Each party dismissed its claims against the other with prejudice and entered into general releases in favor of the other party. Pursuant to the terms of the Settlement Agreement, among other things, N-Viro purchased back 66,250 N-Viro shares held by Hydropress at the market price as of November 15, 2001, which was $1.01 per share, for a total of $66,913. Also pursuant to the Settlement Agreement, the Company purchased back three patent license agreements (including territory rights) from Hydropress valued at approximately $287,000. The first license concerned the exclusive right to sell and use the N-Viro technology in Massachusetts, Vermont and New Hampshire. The second license concerned the non-exclusive right to sell and use the N-Viro technology in New Jersey, Delaware, Maryland and Eastern Pennsylvania. The third license concerned amendments to the two prior-mentioned agreements and the exclusive right to use the N-Viro technology at Hydropress' facility in Phillipsburg, New Jersey. N-Viro and Hydropress entered into a new patent license agreement granting Hydropress the non-exclusive right to use the N-Viro technology at its facility in Phillipsburg, New Jersey. The Company paid certain amounts due to Hydropress under the Settlement Agreement pursuant to the terms of a promissory note (the "Note"). The original principal amount of the Note was $204,587, was non-interest bearing and matured on October 15, 2002 with a balloon payment of $144,587. At September 30, 2002, the outstanding principal balance on the Note was $144,587, which was paid in full to Hydropress in October 2002. In conjunction with the final discharge of the Hydropress Note, the Company arranged an unsecured loan from a third-party licensee for $144,587, with monthly payments of $13,966 due for one year through October 15, 2003.

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

         Prior to May 9, 2002, the Company's shares of voting, common stock were traded on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On Thursday, May 9, 2002, the Company received notice from the NASD that the Company's shares of voting, common stock would be de-listed effective with the open of business on May 10, 2002. In July, 2002 the Company decided not to pursue further appeal of the NASD's decision to de-list its voting common stock. Currently, the Company's shares of common stock are traded on the Over-The-Counter ("OTC") market. The Company does not believe that the delisting of its common stock from the Nasdaq SmallCap Market has or will have a material adverse effect on the financial condition or results of operations of the Company. The delisting of the Company's common stock from NASDAQ, however, may have had a material adverse effect on the marketability of the Company's shares, as shares traded on the OTC market generally experience lower trading value than those traded on the organized exchanges.

         The Company anticipates the possibility of listing its shares on the Bulletin Board Exchange sometime in 2003. This new exchange is scheduled to launch in 2003 and is a listed, electronic exchange owned and operated by NASDAQ. It should provide the Company with greater flexibility, liquidity and access to capital than the current OTC system.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 5.  OTHER INFORMATION

         CHANGES IN REGISTRANT'S BOARD OF DIRECTORS

         On November 4, 2002, at a meeting of the Board of Directors, Phillip Levin was nominated and unanimously approved as a Class II member to the Board of Directors of the Company, effective immediately. Mr. Levin replaces James O'Neil, who resigned on March 7, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:
                      Exhibit 99.1 - Certification(s) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K:

                      None.

                        N-VIRO INTERNATIONAL CORPORATION




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                N-VIRO INTERNATIONAL CORPORATION





Date:  November 14, 2002        /s/  Terry J. Logan
     ---------------------      ------------------------------------------------
                                Terry J. Logan
                                Chief Executive Officer and President
                                (Principal Executive Officer)




Date:  November 14, 2002        /s/  James K. McHugh
     ---------------------      ------------------------------------------------
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

                        N-VIRO INTERNATIONAL CORPORATION
                                 CERTIFICATIONS

I, Terry J. Logan, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of N-Viro International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                    /s/ Terry J. Logan
                                            ----------------------------------
                                            President and
                                            Chief Executive Officer

                        N-VIRO INTERNATIONAL CORPORATION
                                 CERTIFICATIONS

I, James K. McHugh, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of N-Viro International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                    /s/ James K. McHugh
                                            ----------------------------------
                                            Chief Financial Officer