Form 10-K
period 2002-12-31
N-VIRO INTERNATIONAL CORP
filed 2003-05-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK  ONE)
X             ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing  requirements  for  at  least  the  past  90  days.  Yes   X  No  ____
                                                                 ---

          Indicate  by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-2). Yes No X
                                                        -

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the Over The Counter Bulletin Board as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1,059,000.

          The number of shares of Common Stock of the registrant outstanding as of March 25, 2003 was 2,577,433.

                       DOCUMENTS INCORPORATED BY REFERENCE
          None.

                                      INDEX





                                     PART I

Item  1.     Business

Item  2.     Properties

Item  3.     Legal  Proceedings

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

                                     PART II

Item  5.     Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters

Item  6.     Selected  Financial  Data

Item  7.     Management's  Discussion  and  Analysis  of
             Financial  Condition  and  Results  of  Operations

Item  7A.     Quantitative  and  Qualitative  Disclosures
              About  Market  Risk

Item  8.     Financial  Statements  and  Supplementary  Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item  10.     Directors  and  Executive  Officers  of  the  Registrant

Item  11.     Executive  Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item  13.     Certain  Relationships  and  Related  Transactions

Item  14.     Controls  and  Procedures

                                     PART IV

Item  15.     Exhibits,  Financial  Statement  Schedules,  and
              Reports  on  Form  8-K

                                     PART I

ITEM  1.          BUSINESS

GENERAL

     N-Viro International Corporation (the "Company" or "N-Viro"), incorporated in Delaware in April, 1993, owns and licenses the N-Viro Process, a patented technology to treat and recycle wastewater sludges and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electric utilities and other industries. See "The N-Viro Process."

     In 1979, Mr. J. Patrick Nicholson and several investors formed N-Viro Energy Systems, Limited. N-Viro Energy Systems' initial strategy was to license the N-Viro Process to third parties through independent agents. Each independent agent acted in its respective territory as a marketing and distribution agent of N-Viro Energy Systems, and retained the marketing and distribution rights to certain other territories. In early 1993, as a result of the then pending implementation of the 40 CFR part 503 Sludge Regulations (as defined below) and the market environment, N-Viro Energy Systems concluded that a strategy that also included the development and operation, on a contract management basis, of N-Viro facilities for third parties, and of Company-owned and/or co-owned N-Viro facilities, would potentially expand the opportunities to capitalize on the N-Viro Process.

     In order to implement this strategy, N-Viro Energy Systems agreed to combine with American N-Viro Resources, Inc., National N-Viro Tech, Inc., N-Viro Midwest, Inc., N-Viro Soil South, Inc. and Tennessee-Carolina N-Viro (collectively, the "Combined Agents") to form the Company. The Company was incorporated in April 1993 primarily to expand the opportunities for capitalizing on the N-Viro Process. The Company assumed N-Viro Energy Systems' agreements with the remaining agents who were continuing to market the N-Viro Process in their respective territories.

     The Company became a public company on October 12, 1993 with an initial public offering (the "IPO") of 2,000,000 shares of Common Stock at $9.50 per share. On October 19, 1993, N-Viro Energy Systems contributed to the Company all of its assets (except certain marketable securities and accounts receivable from certain related parties), subject to all liabilities (except certain retained liabilities), and the stockholders of the Combined Agents contributed to the Company all of the outstanding capital stock of such entities in exchange for a total of 6,000,000 shares of Common Stock of the Company and organization notes totaling $5,221,709 (including notes of $276,909 which resulted from a partial exercise of an over-allotment option). The organization notes were repaid out of the proceeds from the IPO. On November 10, 1993, an additional 112,000 shares were sold pursuant to the exercise by the Underwriters of their over-allotment option.

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

     In late 1995, the Company's business strategy changed from being a low cost provider of a process to marketing the N-Viro Process, which produces an "exceptional quality" sludge product, as defined in the 40 CFR part 503 Sludge Regulations under the Clean Water Act of 1987 (the "part 503 Regs"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will build and operate the N-Viro facility. To date, the Company's revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludges generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. The Company has also operated N-Viro facilities for third parties on a start-up basis and currently operates one N-Viro facility on a contract management basis. There are currently over 40 wastewater treatment facilities throughout the world treating sludge using the N-Viro Process. The Company estimates that these facilities are treating and recycling sludge at an annualized rate of over 140,000 dry tons per year. There are several licensees not currently operating, including both international and domestic contractors or public generators, who are developing or designing site-specific N-Viro facilities.

     Since 1995, the Company has marketed licenses for the use of the N-Viro Process through its own sales and marketing force in the United States in all 50 states and the District of Columbia and internationally throughout the world. In certain other parts of the world, the Company licenses the N-Viro Process through agents (the "Agents"). Typically, the agreements with the Agents provide for the Company to receive a portion of the up-front license fees and ongoing royalty fees paid by the licensees and a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro Soil(TM). Agents have total responsibility and control over the marketing and contracts for N-Viro technology subject only to license models or minimum agreements with the Company. The sales representative network is the key component of the Company's domestic sales strategy. The manufacturer's representatives network was started by the Company after acquiring eight of eleven domestic agents. These representatives receive a commission on certain revenue.

     The Toledo, Ohio facility is managed by the Company through a Contract Management Agreement with the City of Toledo. Revenue generated from and related to the Toledo operation accounts for about 45% of the Company's total revenue. The Company processes a portion of Toledo's wastewater sludge and sells the N-Viro Soil product. This contract with the City of Toledo was renewed in October 1999, to extend through the year 2004; in 2001, the City exercised its option to renew the contract for an additional five years through 2009. Currently, the contract is in its fifteenth year of operation. The relationship between the City of Toledo and the Company has been satisfactory.

     In early 1994 the Company purchased a site in Fort Meade, Florida to develop a Company-owned N-Viro processing facility. Construction was started at the site in late 1994 and the facility became operational in early 1995. In December 1995, the Company entered into a Memorandum of Understanding with VFL Technologies, Inc. ("VFL") to jointly own, through a limited partnership named Florida N-Viro, LP ("Florida N-Viro"), the Fort Meade, Florida facility, beginning January 1, 1996. On December 31, 1997, the members of Florida N-Viro Management, LLC, the management company of the Florida entity, approved a Settlement Agreement that amended certain provisions and increased the Company's ownership percentage in Florida N-Viro to 50%.

     In August 2000, a Memorandum of Understanding was entered into between the Company and VFL, clarifying decisions, information and additional operating requirements of Florida N-Viro. Later that month, the Company loaned Florida N-Viro $120,000 cash to help meet operating expenses, and was issued a promissory note. An additional $50,000 cash was loaned in November 2000 under similar circumstances, and a second promissory note was issued to the Company. Both promissory notes are unsecured and are payable on demand, and both bear interest at 9.75%.

     In January 2001, a Special Meeting of the Board of Directors of Florida N-Viro Management LLC was held. Among the decisions made were amendments to both the Partnership Agreement and the Memorandum of Understanding entered into in August 2000. The aggregate ownership percentages in the investment of the Company and VFL in Florida N-Viro were amended to 47.5% and 52.5%, respectively, effective January 1, 2001. Also, a decision was made to relieve the requirement of the Company from funding any additional losses of Florida N-Viro, provided the Company loan an additional total of $180,000 between January and February, 2001, to be evidenced by a third promissory note. The third note is unsecured, due on demand and bears interest at prime (tied to a local Bank) plus 0.25%, or the applicable federal rate, whichever is higher. All loans made by the Company to Florida N-Viro in 2000 and 2001, were made to equalize each partner's advances to the partnership at the time, and were required after additional monies were advanced by VFL during 2000. VFL has subsequently loaned additional monies to Florida N-Viro to fund operations, totaling approximately $350,000 through December 31, 2002. The Company has made no additional loans since January 2001, and is actively pursuing sale of its investment in Florida N-Viro. Because Florida N-Viro has not remitted any interest to the Company to date, the Company set up a reserve at December 31, 2002 of approximately $63,000 for the full amount of the accrued interest on all notes.

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

     The N-Viro Process involves mixing the wastewater sludge with an alkaline admixture and then subjecting the mixture to a controlled period of storage, mechanical turning and accelerated drying in which a blending of the sludge and the alkaline admixture occurs. The N-Viro Process stabilizes and pasteurizes the wastewater sludge, reduces odors to acceptable levels, neutralizes or immobilizes various toxic components and generates N-Viro Soil(TM), a product which has a granular appearance similar to soil and has multiple commercial uses. These uses include agricultural lime, soil enrichment, top soil blend, landfill cover and filter, and land reclamation.

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

RESEARCH  AND  DEVELOPMENT
     Research and development on the N-Viro Process is performed primarily by BioCheck Laboratories, Inc. ("BioCheck"). In 2002, the Company expended approximately $9,300 on continuous research on process improvements through BioCheck, and considers its relationship with BioCheck to be satisfactory.

     In 2002 the Company expended approximately $71,000 on research and patent development, including the amount expended to BioCheck. Research and development on N-Viro Soil has been, to date, performed primarily by BioCheck and Dr. Terry
J. Logan. Through June 30, 1999, Dr. Logan acted as an independent consultant to the Company on a part-time basis and was, and continues to be, a director of the Company. From July 1, 1999 through May 9, 2002, Dr. Logan was employed with the Company as President and Chief Operating Officer, and after that time to the present has been employed as President and Chief Executive Officer.

     All participants on the Company's technology council, including Dr. Logan and the officers of BioCheck, have contracts with the Company, protecting the Company's rights.

     In addition, in 2002 alone, grants totaling approximately $179,000 were secured from several sources for process and product research. The United States Department of Agriculture (USDA) funded research on the use of bio-mineral and compost technology to disinfect and immobilize nutrients and metals in animal manure. This research was conducted at USDA's Agricultural Research Service (ARS) laboratory at Beltsville, MD and at BioCheck. A field-scale test of the Company's animal manure treatment technology was tested at a large poultry operation in the State of Delaware in 2001 in collaboration with Environmental Technologies of Delaware LLC ("ETD"). ETD holds an exclusive license for the Company's animal manure treatment technology ("Nuresoil") for the States of Delaware, Maryland and Virginia. The State of Maryland funded a study, conducted with the University of Maryland, to utilize bio-mineral treated poultry manure to reclaim acidic landfill cover. In 1999, two patents were submitted to the U.S. Patent and Trademark Office ("USPTO") and to the European Patent Office for disinfection and for phosphorus and trace metal immobilization in animal manure. In late 2000, the USPTO declared the manure disinfection technology to be patentable and this patent was issued in 2001. The second manure patent, for phosphorus and trace metal immobilization, was declared by the USPTO to be patentable in 2001 and that patent was awarded in 2002.
International patents have also been applied for. The Company continues to investigate methods to shorten drying time, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several new developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by immobilizing carbon dioxide in N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, the Company has developed a dryer system which reduces processing time while continuing to permit the survival of beneficial microflora. Licensees of the Company began operating dryer facilities in Phillipsburg, New Jersey and Leamington, Ontario Canada in 1995. A new facility in Sarnia, Ontario, Canada came on line in March, 2001. The Company's "BioBlend", which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, is being utilized to produce topsoil at the Englewood, Ohio N-Viro facility.

     In 2000, the Department of Agri-Food Canada, filed Canadian and U.S. patents on the use of N-Viro Soil to suppress soybean cyst nematode (SCN), a soil pathogen which can severely reduce soybean yields and for which there is no effective control. Those patents were awarded in 2002. SCN damage is a widespread problem throughout soybean growing areas. Research in Canada, and confirmed in Ohio, show that there is potential for N-Viro Soil to increase soybean yields in areas with heavy infestations of SCN. N-Viro is the exclusive licensee for the use patent in the U.S. and internationally. In Canada, the license is held by N-Viro Systems Canada, Inc. The USDA funded research in 2001-2002 on the effects of N-Viro Soil and Nuresoil on the control of certain soil nematodes in soybeans and other crops.

     In 2001, the Company filed two patents with the USPTO that deal with controlled heating, drying and combustion of organic wastes, including sewage sludges, animal manures, and pulp and paper wastes. One of the patents teaches the ability of mineral by-products, such as coal combustion by-products, to control the burning of organic wastes in a coal-fired power plant as a coal substitute. The patent also teaches the generation of ammonia from the organic waste for NOx control at the power plant, and the utilization of waste heat from the power plant to dry the organic wastes. The original submission was declared to be patentable by the USPTO in late 2001, and amended claims filed in 2001 were also declared to be patentable in early 2002. International patents have also been applied for. The Company is currently in discussions with several fuel users and marketers to develop this technology.

     Because of the joint development of early N-Viro patents with the Medical College of Ohio ("MCO"), in 1995, the Company and MCO agreed that the rights of MCO to any intellectual property of value to the Company in development, patentable or patented would generate royalties to MCO. The Company and MCO have also agreed that future claims to the N-Viro Soil process is 0.25% of technical revenues. MCO rights to BioBlend and other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties expensed to MCO through December 31, 2002 is $56,556.

ORGANIZATION
     Day-to-day operations, including management of the Toledo, Ohio processing facility, and support functions, is directed by the Company's President and Chief Executive Officer. Support functions include alkaline admixture procurement and sales, product market development and sales, regulatory affairs, and licensee support. Domestic sales and marketing and project development is directed by the Company's Chief Operating Officer and Executive Vice-President, who coordinates internal staff, a network of manufacturers representatives, and consultants. International sales and marketing, legal affairs and stockholder relations are directed by the Company's Chief Executive Officer. The company's Chief Financial Officer has responsibility for all finance and accounting functions and reporting, filings with the Securities and Exchange Commission, and serves as Corporate Treasurer and Secretary of the Board.

     The following table sets forth the Agents of the Company and the territorial rights of each Agent:

                                 _____________
                                   The Agents
                                   ----------
          Agent                                   Territory
          -----                                   ---------
     Bio-Recycle  Pty.  Ltd.          Australia,  New  Zealand  and  Singapore
     CRM  Technologies                Eastern  Europe
     EIEC                             Spain
     Esson  Technology,  Inc.         China
     Itico                            Egypt,  North  Africa,  The  Middle  East
     Nesher  Israel  Cement,  Ltd     Israel
     N-Viro  Filipino                 Philippines
     N-Viro  Systems  Canada,  Inc    Canada
     South  Africa  N-Viro            All  Africa  except  North  Africa

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

     The part 503 Regulations. Sewage sludge and the use and disposal thereof is regulated under the Clean Water Act. On February 19, 1993, the EPA published the part 503 Regs under the Clean Water Act implementing the EPA's "exceptional quality" sludge program. These regulations establish sludge use and disposal standards applicable to approximately 35,000 wastewater treatment plants in the United States, including approximately 13,000 to 15,000 publicly owned treatment works ("POTWs"). Under the part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" sludge products and are not subject to any federal restrictions on agricultural use or land application. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product. Lower quality sludges and sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants. Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit. Agricultural and land applications of all sludges and sludge products, including N-Viro Soil and other "exceptional quality" sludge products, are typically subject to state and local regulation and, in most cases, require a permit.

     In order to ensure compliance with the part 503 Regs, the Company reviews the results of regular testing of sludges required by the EPA to be conducted by wastewater treatment plants, and itself tests N-Viro Soil produced at N-Viro facilities on a regular basis. In general, the Company does not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product. In five N-Viro facilities, however, the Company has permitted the use of the N-Viro Process to produce a product that is not an "exceptional quality" sludge product due to the high pollutant levels of the resulting product. This product is not considered to be N-Viro Soil and is used solely for landfill cover at an adjacent landfill. In addition, the Company has previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product.

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

EMPLOYEES

     As of December 31, 2002, the Company had 17 employees in the following capacities: 7 engaged in sales and marketing; 3 in finance and administration; and 7 in operations. The Company considers its relationships with its employees to be satisfactory.

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

     As of December 31, 2002, there were more than 40 N-Viro facilities operating throughout the world. The sludge processing capacity of these facilities ranges from one to 200 dry tons per day. Based upon reports received from N-Viro facilities, the Company estimates they are processing wastewater sludge at an annualized rate of over 140,000 dry tons per year. The chart below summarizes the current annualized sludge processing volume for each of the five largest N-Viro facilities through December 31, 2002.



Facility Location              Approximate Sludge Processing
                               Volume (dry tons/year)
Middlesex County, New Jersey   56,600
Wilmington, Delaware           12,900
Syracuse, New York             11,900
Toledo, Ohio                    9,300
Parker Ag Services - Colorado   8,900


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

     Currently, approximately 45% of the Company's revenue is from management operations, 51% from other domestic operations, 3% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 8 hereof.

     COMPETITION. The Company competes against companies in a highly competitive market and has fewer resources than most of those companies. Its business competes within and outside the United States principally on the basis of the following factors:



SEGMENT         Management         Other Domestic        Foreign               Research &
                Operations           Operations        Operations             Development
              --------------      ----------------     -------------          ------------
COMPETITIVE
  FACTORS       Price                Price             Price                  Innovative
                                                                             Technologies

              Reliability           Reputation       Product quality and    Technical support
                                                      Specifications

              Product quality     Product quality    Custom design            Reputation
              and specifications  and specifications

              Responsiveness      Technical support   Equipment financing   Product quality and
               to customer                                assistance          specifications

              Technical support     Custom design     Technical support      Custom design

                Reputation        Equipment financing   Reputation         Equipment financing
                                    assistance                                assistance



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

     The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that was renewed in January 2003. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment for the years ending December 31, 2003 through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for the years ended December 31, 2002 and 2001 is approximately $64,600 and $63,300, respectively. The Company also leases various equipment on a month-to-month basis.


ITEM  3.          LEGAL  PROCEEDINGS.

     Prior to May 9, 2002, the Company's shares of voting, common stock were traded on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On May 9, 2002, the Company received notice from the NASD that the Company's shares of voting, common stock would be de-listed effective with the open of business on May 10, 2002. In July, 2002 the Company decided not to pursue further appeal of the NASD's decision to de-list its voting common stock. Currently, the Company's shares of common stock are traded on the Over-The-Counter ("OTC") market. The Company does not believe that the delisting of its common stock from the Nasdaq SmallCap Market has or will have a material adverse effect on the financial condition or results of operations of the Company. The delisting of the Company's common stock from NASDAQ, however, may have a material adverse effect on the marketability of the Company's shares, as shares traded on the OTC market generally experience lower trading value than those traded on the organized exchange.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.          MARKET  FOR  REGISTRANT'S  COMMON  EQUITY
               AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     The Company's shares of Common Stock are traded on the Over The Counter Bulletin Board under the symbol "NVIC.OB". The price range of the Common Stock since January 1, 2001, was as follows:





Quarter             High    Low
                    ----    ----
  First 2001        2.75    1.75
  Second 2001       2.18    1.54
  Third 2001        1.80    1.04
  Fourth 2001       1.15    0.80
  First 2002        1.25    0.75
  Second 2002       1.14    0.64
  Third 2002        0.88    0.40
  Fourth 2002       1.85    0.30


The  Company's  stock  price  closed  at  $0.80  per  share  on  March 25, 2003.

HOLDERS

     As of March 25, 2003, the number of holders of record of the Company's Common Stock was approximately 1,250.

DIVIDENDS

     The  Company  has  never  paid  dividends with respect to its Common Stock.

UNREGISTERED  SALES  OF  SECURITIES

     None.

ANNUAL  MEETING

     On March 19, 2003, the Company filed a Form 8-K that announced the 2003 Annual Stockholders Meeting will be held on August 14, 2003, as approved by the Board of Directors at a meeting on March 4, 2003. This date is approximately 95 days later than the 2003 meeting date referenced in the Company's 2002 Notice of Annual Meeting and Proxy Statement dated April 5, 2002. The reasons cited by the Board for delaying the annual meeting include the following: (1) the Company is planning on amending its 1998 Stock Option Plan, which is scheduled to expire in May 2003, and additional time is necessary to finalize the form of the amendment prior to submitting it to stockholders for approval; (2) the Company's directors have had preliminary discussions on a possible amendment to the Company's Certificate of Incorporation and By-Laws to change the number of directors on its Board, and a special committee has been established to review this issue and issue a report to the Board in the next thirty (30) days, and, any actions approved by the Board with respect to amending the Company's Certificate of Incorporation would need to be approved by the stockholders at the annual meeting in order to be effective; and (3) the Company believes that by delaying the annual meeting it will realize cost savings through an enhanced ability to rely upon internal resources to prepare and administer the proxy documents and other public filings, as compared to solely relying on outside legal counsel to prepare such items.


ITEM  6.          SELECTED  FINANCIAL  DATA

     The following selected consolidated statement of operations data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002; and the consolidated balance sheet data set forth below as of December 31, 1998, 1999, 2000, 2001 and 2002 respectively, have been derived from the financial statements of the Company which have been audited by McGladrey & Pullen, LLP, independent auditors for the year ending December 31, 1998, and Hausser + Taylor, LLP, independent auditors for the years ended December 31, 1999, 2000, 2001 and 2002. In the opinion of management, the financial data presented below reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

STATEMENT  OF  OPERATIONS  DATA  (IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA):





                               12/31/02    12/31/01    12/31/00   12/31/99    12/31/98
Revenues                      $   5,238   $   4,383   $   4,166   $   4,749  $   3,929
Net income (loss)                   (96)     (1,267)       (845)        471       (373)
Net income (loss) per share   $   (0.04)  $   (0.48)  $   (0.32)  $    0.18  $   (0.15)


BALANCE  SHEET  DATA  (IN  THOUSANDS):




                                  12/31/02   12/31/01   12/31/00   12/31/99   12/31/98
                                  ---------  ---------  ---------  ---------  ---------
Total assets                      $   4,028  $   4,133  $   4,752  $   4,772  $   3,783
Notes and line of credit payable  $   1,475  $   1,402  $     649  $     352  $     161
Shareholder Advance               $      24  $      24  $      22  $      49  $      47



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

     The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:



                     FOR THE YEAR ENDED DECEMBER 31,
                        2002    2001    2000
                       ------  ------  ------
Technology fees         13.1%   19.4%   24.0%
Facility management     35.7%   37.3%   36.5%
Products and services   51.2%   43.3%   39.5%
Totals                 100.0%  100.0%  100.0%
                       ------  ------  ------


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

     Product and service revenues consist of: alkaline admixture revenue, which represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by the Company and the Agents to N-Viro facilities; service fee revenue for the management of alkaline admixture, which represent fees charged by the Company to manage and sell the alkaline admixture on behalf of a third party customer; N-Viro Soil sales, which represent either revenue received from sales of N-Viro Soil sold by N-Viro facilities, or through sales of N-Viro Soil sold directly by the Company; commissions earned on sales of equipment to an N-Viro facility; rental of equipment to a licensee or agent; testing income, which represent fees charged for the periodic quality control of the N-Viro Soil produced; equipment sales, which represent the price charged for equipment held for subsequent sale.

     The Company's policy is to record fully revenues payable pursuant to agency and license agreements when the Company has fulfilled its obligations under the relevant contract, except when the license agreement pertains to a foreign contract. In this case revenue is recorded when cash is received and when the Company has fulfilled its obligations under the relevant contract.

RECENT  DEVELOPMENTS
     None.


RESULTS  OF  OPERATIONS

     The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.





(Dollars in thousands)                   Year Ended     Period to     Year Ended     Period to     Year Ended
                                        December 31,     Period      December 31,     Period      December 31,
                                            2002       Percentage        2001       Percentage        2000
                                                         Change                       Change
-------------------------------------  --------------  -----------  --------------  -----------  --------------
COMBINED STATEMENT OF
OPERATIONS DATA:
Revenues                               $       5,238         19.5%  $       4,383          5.2%  $       4,166

Cost of revenues                               3,381         21.0%          2,795         14.7%          2,437

Gross profit                                   1,857         16.9%          1,588        (8.2%)          1,729

Operating expenses                             1,878       (30.9%)          2,717         12.8%          2,408

Operating loss                                   (21)           *          (1,129)           *            (679)

Non-operating income (expense)                   (75)           *            (138)           *             146

Loss before income tax expense                   (96)           *          (1,267)           *            (533)
Federal and state income tax expense               0            *               0            *             312

Net loss                               $         (96)           *   $      (1,267)           *   $        (845)


*  Period  to  period  percentage  change  comparisons  have  only  been  calculated  for  positive  numbers.







PERCENTAGE OF REVENUES:
Revenues                                100.0%                100.0%                 100.0%

Cost of revenues                         64.6                  63.8                   58.5

Gross profit                             35.4                  36.2                   41.5

Operating expenses                       35.8                  62.0                   57.8

Operating loss                           (0.4)                (25.8)                 (16.3)

Non-operating income (expense)           (1.4)                 (3.1)                   3.5

Income (loss) before income tax expense  (1.8)                (28.9)                 (12.8)

Federal and state income tax expense      0.0                   0.0                    7.5

Net loss                                 (1.8%)              (28.9%)                 (20.3%)


COMPARISON  OF  YEAR  ENDED  DECEMBER 31, 2002 WITH YEAR ENDED DECEMBER 31, 2001

     Revenues increased $855,000, or 19.5%, to $5,238,000 for the year ended December 31, 2002 from $4,383,000 for the year ended December 31, 2001. The increase in revenue was due to the following: revenues from one-time domestic license or international territory fees increased $59,000, to $92,000 for 2002 from $33,000 for 2001; revenues from existing on-line facilities increased $942,000 to $5,146,000 from $4,204,000 for 2001. This increase in revenue from existing on-line facilities was primarily from: the recognition of a new source of revenue for 2002, fees derived from the management of alkaline admixture of $520,000, an increase in facility management fee operations of $235,000, an increase in alkaline admixture revenue of $373,000, an increase in commission, product and consulting revenue totaling $46,000, offset by decreases in royalties of $182,000, research and development project revenue of $42,000 and leased equipment revenue of $10,000. An additional decrease in gross revenue was the $144,000 in equipment sales in 2001 to an existing licensee who is not yet on-line. There were no equipment sales in 2002. The mix of revenues for 2002 continued to change from previous years, in that the Company continues to move towards a higher amount of revenues derived from ongoing licensees.

     Gross Profit increased $269,000, or 16.9%, to $1,857,000 for the year ended December 31, 2002 from $1,588,000 for the year ended December 31, 2001. The increase in gross profit was primarily due to the increased revenue derived from the management of alkaline admixture, facility management and sale of alkaline admixture, and offset primarily by a decrease in royalty and equipment sales revenue. The Company's largest increase in revenue in 2002 was from the fees received on the management of alkaline admixture, which was a new source of revenue for 2002. The Company is paid a fee by certain customers to manage the mineral by-product used in the N-Viro process. The overall gross profit margin decreased slightly to 35% in 2002 from 36% for 2001.

     Operating expenses decreased $839,000, or 30.9% to $1,878,000 for the year ended December 31, 2002 from $2,717,000 for the year ended December 31, 2001. The primary reason for the decrease in operating expenses was the settlement in late 2001 by the Company for the defense of its patents and licensing rights, which was approximately $549,000 less in 2002 than 2001. Selling, general and administrative expenses also decreased by $290,000, which was primarily due to: a decrease of $141,000 in legal fees, a decrease of $93,000 in salaries, employee benefits and consultants and a decrease in penalties of $68,000.

     Nonoperating expense decreased by $63,000 to expense of $75,000 for the year ended December 31, 2002 from expense of $138,000 for the year ended December 31, 2001. The decrease was primarily due to the Company's share of decrease in losses of Florida N-Viro, LP by $102,000 from 2001, partially offset by decreases in interest income of $21,000 and the loss on the sale of assets of $16,000.

     The Company recorded a net loss of $96,000 for the year ended December 31, 2002 compared to a net loss of $1,267,000 for the year ended December 31, 2001.

     The Company incurred a loss of approximately $35,000 on its share of Florida N-Viro, LP in 2002, a decreased loss of $102,000 from 2001. The Company anticipates this operation to continue to be marginally profitable in 2003. The Company is actively pursuing sale of its interest in this investment. See the discussion in Liquidity and Capital Resources section later in this Item 7. The audited financial statements of Florida N-Viro, LP are included in this document after the Company's financial statements as Item 15(d), Financial Statements of Subsidiaries not Consolidated.

COMPARISON  OF  YEAR  ENDED  DECEMBER 31, 2001 WITH YEAR ENDED DECEMBER 31, 2000

     Revenues increased $217,000, or 5%, to $4,383,000 for the year ended December 31, 2001 from $4,166,000 for the year ended December 31, 2000. The increase in revenue was due to the following: revenues from one-time domestic license or international territory fees decreased $202,000 to $34,000 for 2001 from $236,000 for 2000; revenues from existing on-line facilities increased $419,000 to $4,349,000 from $3,930,000 for 2000, primarily from an increase in royalties of $81,000, an increase in management fee operations of $116,000, an increase in alkaline admixture revenue of $86,000, an increase in product and consulting revenue totaling $43,000, offset by decreases in research and development project revenue of $28,000 and testing revenue (now billed directly from an outside laboratory) of $25,000. In 2001 the Company realized a new type of revenue when it recorded $144,000 in cash received from a foreign licensee from the sale of equipment for the start-up of operations. Also, in 2001 the Company recorded no gross royalty revenue from its former European licensee, N-Viro Worldwide, Ltd., a decrease of $25,000 from 2000.

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

     The Company incurred a loss of approximately $137,000 on its share of Florida N-Viro, LP in 2001, an increased loss of $8,000 from 2000. The audited financial statements of Florida N-Viro, LP are included in this document after the Company's financial statements as Item 15(d), Financial Statements of Subsidiaries not Consolidated.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had a working capital deficit of approximately $1,040,000 at December 31, 2002 compared to a deficit of $955,000 at December 31, 2001, a decrease of approximately $85,000. Current assets at December 31, 2002 included cash of $405,000 (including restricted cash of $400,000), which is a decrease of about $41,000 from December 31, 2001. The decrease in working capital was principally due to the net loss for the year.

     In 2002 the Company's cash flow generated from operations was approximately $175,000, an improvement of approximately $541,000 from 2001. No unusual cash transactions were recorded in 2002.

     During the year, the Company had available a $750,000 line-of-credit with a bank which was scheduled to expire January 31, 2003. Borrowings against the line bore interest at prime plus 1% on borrowings up to $400,000 and prime plus 3% for borrowings above $400,000. Borrowings, which were collateralized by all of the Company's assets including accounts receivable, inventories, equipment, assignment of a $400,000 certificate of deposit and assignment of certain contracts, were due on demand. At December 31, 2002, the Company had borrowed $656,087 against the line. In February, 2003, this line of credit was paid off with the redemption of the certificate of deposit and additional debt secured by another local bank, discussed in the following section.

     In February 2003 the Company closed on an $845,000 credit facility with a local bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company will use the funds to refinance existing debt and to provide working capital. Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line will provide the Company with additional working capital, and the debt refinance will provide lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the financial institution to obtain Additional Collateral of $100,000 from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company has agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to two percent (2%) of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral, which fee originally shall be $2,000.00 per annum; (2) interest at an annual rate of 5% of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral beginning on the first anniversary date of the closing of the Credit Facility, and (3) grant, jointly, a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility.

     The normal collection period for accounts receivable are approximately 45-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The Company lowered its reserve for bad debts during 2002 by $47,500 as a result of both a decrease in the amount of outstanding trade receivables and the collection on accounts previously reserved for.

     In early 1994 the Company purchased a site in Fort Meade, Florida to develop a Company-owned N-Viro processing facility. Construction was started at the site in late 1994 and the facility became operational in early 1995. In December 1995, the Company entered into a Memorandum of Understanding with VFL Technologies, Inc. ("VFL") to jointly own, through a limited partnership named Florida N-Viro, LP ("Florida N-Viro"), the Fort Meade, Florida facility, beginning January 1, 1996. On December 31, 1997, the members of Florida N-Viro Management, LLC, the management company of the Florida entity, approved a Settlement Agreement that amended certain provisions and increased the Company's ownership percentage in Florida N-Viro to 50%.

     In August 2000, a Memorandum of Understanding was entered into between the Company and VFL, clarifying decisions, information and additional operating requirements of Florida N-Viro. Later that month, the Company loaned Florida N-Viro $120,000 cash to help meet operating expenses, and was issued a promissory note. An additional $50,000 cash was loaned in November 2000 under similar circumstances, and a second promissory note was issued to the Company. Both promissory notes are unsecured and are payable on demand, and both bear interest at 9.75%.

     In January 2001, a Special Meeting of the Board of Directors of Florida N-Viro Management LLC was held. Among the decisions made were amendments to both the Partnership Agreement and the Memorandum of Understanding entered into in August 2000. The aggregate ownership percentages in the investment of the Company and VFL in Florida N-Viro were amended to 47.5% and 52.5%, respectively, effective January 1, 2001. Also, a decision was made to relieve the requirement of the Company from funding any additional losses of Florida N-Viro, provided the Company loan an additional total of $180,000 between January and February, 2001, to be evidenced by a third promissory note. The third note is unsecured, due on demand and bears interest at prime (tied to a local Bank) plus 0.25%, or the applicable federal rate, whichever is higher. All loans made by the Company to Florida N-Viro in 2000 and 2001, were made to equalize each partner's advances to the partnership at the time, and were required after additional monies were advanced by VFL during 2000. VFL has subsequently loaned additional monies to Florida N-Viro to fund operations, totaling approximately $300,000 through December 31, 2002. The Company has made no additional loans since January 2001. Because Florida N-Viro has not remitted any interest to the Company to date, the Company set up a reserve at December 31, 2002 of approximately $63,000 for the full amount of the accrued interest on all notes.

     The Company is currently actively pursuing sale of its investment in Florida N-Viro, LP, which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because these efforts are still in progress, there can be no assurance the Company will successfully complete these negotiations.

     The Company paid certain amounts due to Hydropress Environmental Services, Inc. ("Hydropress") under a Settlement Agreement dated December 14, 2001 and pursuant to the terms of a promissory note (the "Hydropress Note"). The original principal amount of the Hydropress Note was $204,587, was non-interest bearing and matured on October 15, 2002 with a balloon payment of $144,587. At September 30, 2002, the outstanding principal balance on the Hydropress Note was $144,587, which was paid in full to Hydropress in October 2002. In conjunction with the final discharge of the Hydropress Note, the Company arranged an unsecured loan from a third-party licensee for $144,587, with monthly payments of $13,966 due for one year through October 15, 2003. At December 31, 2002, the outstanding principal balance on the note was $123,196.

     The Company is currently working with the investment banking firm of Laux & Company of Medina, Ohio, with respect to a proposal to obtain up to $1.25 million in equity financing. The Company hopes to sell up to 500,000 shares of preferred stock at a price per share of $2.50. The specific terms and conditions applicable to the preferred shares will be determined once Laux & Company has identified a potential purchaser. There can be no assurance that the Company will be successful in finding a buyer for the preferred stock or in selling these shares. If the shares are sold, the proceeds from the offering will be used to supplement the Company's working capital.

     Also, the Company has gone forward on contracts with two investment banking firms with respect to a proposal to obtain up to $800,000 of mezzanine debt financing. The specific terms and conditions applicable to the debt will be determined once either firm has identified a potential debtor. There can be no assurance that the Company will be successful in finding a lender for the financing. If the financing is obtained, the proceeds from the offering will be used to supplement the Company's working capital.

     The Company is currently in discussions with several companies in the cement and fuel industries for the development and commercialization of the patented N-Viro fuel technology. Because these discussions are still in progress, there can be no assurance they will be successful.

     The Company continues to focus on the development of regional biosolids processing facilities. Currently the Company is in negotiations with several privatization firms to permit and develop independent, regional facilities.

     The Company expects continued improvements in operating results for 2003 as a result of maintaining lower administrative costs, along with realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the cement, fuel and wastewater industries could provide enhanced liquidity and positively impact 2003 operations.

     Current market trends and Company business development provide significant basis for the Company's optimistic outlook for 2003 and beyond. The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which the Company's patented N-Viro processes are very cost competitive, and well established in the market place. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand the Company's revenue base over the next five years and beyond.

CRITICAL  ACCOUNTING  POLICIES, ESTIMATES  AND  ASSUMPTIONS

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has in the past sustained substantial net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a low level. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties

     Non-domestic license and territory fees - The Company does not recognize revenue on any non-domestic license or territory fee contracts until the cash is received, assuming all other tests of revenue recognition are met. Canada is excluded from this definition of non-domestic.

     Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable.

     Property and Equipment/Long-Lived Assets - Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at December 31, 2002.

     Intangible Assets - Intangible assets deemed to have indefinite lives are tested for impairment by comparing the fair value with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows. As required under current accounting standards, the Company tests for impairment when events and circumstances indicate that the assets might be impaired and the carrying value of those assets may not be recoverable.

     Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments. Management believes the carrying amounts of the current and long-term debt approximate their fair value based on interest rates for the same or similar debt offered to the Company having the same or similar terms and maturities.

     Income Taxes - The Company assumes the deductibility of certain costs in income tax filings and estimates the recovery of deferred income tax assets.

     New Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to periodic impairment tests. Other intangible assets continue to be amortized over their useful lives. SFAS No. 142 was adopted by the Company in 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which was adopted by the Company in 2002. SFAS No. 144 supercedes SFAS No. 121 and modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Provisions of SFAS No. 145 become effective in 2002 and 2003. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability is required to be recognized for costs, including certain lease termination costs and employee termination benefits, associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by SFAS Nos. 143 and 144.

     In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based, Compensation - Transition and Disclosure," that amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002.

     The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

     Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

RISK  FACTORS

THE  COMPANY'S  LICENSEES  ARE  SUBJECT  TO  EXTENSIVE  AND  INCREASINGLY STRICT
FEDERAL,  STATE  AND  LOCAL  ENVIRONMENTAL  REGULATION  AND  PERMITTING

     The Company's licensees and their operations are subject to increasingly strict environmental laws and regulations, including laws and regulations governing the emission, discharge, disposal and transportation of certain substances and related odor. Wastewater treatment plants and other plants at which our biosolids products or processes may be implemented are usually required to have permits, registrations and/or approvals from state and/or local governments for the operation of such facilities. Some of our licensee's facilities require air, wastewater, storm water, biosolids processing, use or siting permits, registrations or approvals. These licensees may not be able to maintain or renew their current permits or registrations or to obtain new permits or registrations. The process of obtaining a required permit or registration can be lengthy and expensive. They may not be able to meet applicable regulatory or permit requirements, and therefore may be subject to related legal or judicial proceedings that could have a materially adverse effect on our income derived from these licensees.

     Any of the permits, registrations or approvals noted above, or related applications may be subject to denial, revocation or modification, or challenge by a third party, under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, these licensees may be required to obtain additional, or modify existing, operating permits, registrations or approvals.

     Maintaining, modifying or renewing current permits or registrations or obtaining new permits or registrations after new environmental legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently may be subject to public opposition or challenge. Much of this public opposition and challenge, as well as related complaints, relates to odor issues, even when our licensees are in compliance with odor requirements and even though the licensee has worked hard to minimize odor from their operations. Public misperceptions about the business and any related odor could influence the governmental process for issuing such permits or registrations or for responding to any such public opposition or challenge. Community groups could pressure local municipalities or state governments to implement laws and regulations which could increase our licensee's costs of its operations that in turn could have a material and adverse effect on the Company's business and financial condition.

THE  ABILITY  TO  GROW  MAY  BE  LIMITED  BY  COMPETITION
     The Company provides a variety of technology and services relating to the treatment of wastewater residuals. The Company is in direct and indirect competition with other businesses that provide some or all of the same services including regional residuals management companies and national and international water and wastewater operations/privatization companies, technology suppliers, municipal solid waste companies and farming operations. Some of these competitors are larger and have greater capital resources.

     The Company derives a substantial portion of revenue from services provided under municipal contracts, and many of these are subject to competitive bidding. The Company also intends to bid on additional municipal contracts, however, and may not be the successful bidder. In addition, some of its contracts will expire in the future and those contracts may be renewed on less attractive terms. If the Company is not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on its business, financial condition and results of operation.

THE COMPANY'S CUSTOMER CONTRACTS MAY BE TERMINATED PRIOR TO THE EXPIRATION OF THEIR TERM.

     A substantial portion of the Company's revenue is derived from services provided under contracts and agreements with existing licensees. Some of these contracts, especially those contracts with large municipalities, provide for termination of the contract by the customer after giving relatively short notice (in some cases as little as ten days). In addition, some of these contracts contain liquidated damages clauses, which may or may not be enforceable in the event of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and we are not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on our business and financial condition.

A SIGNIFICANT AMOUNT OF THE COMPANY'S BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS.

     The Company's business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the year ended December 31, 2002, our single largest customer accounted for approximately 45 percent of our revenues and our top two customers accounted for approximately 62 percent of our revenues.

THE  COMPANY  IS  AFFECTED  BY  UNUSUALLY  ADVERSE  WEATHER  CONDITIONS

     The Company's business is adversely affected by unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to our operations. In addition, revenues and operational results are adversely affected during months of inclement weather which limits the level of land application that can be performed. Long periods of adverse weather could have a material negative effect on the Company's business and financial condition.

FUEL  COST  VARIATION  COULD  AFFECT  OPERATING  RESULTS  AND  EXPENSES

     The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including demand for oil and gas, actions by OPEC and other oil and gas producers, and war in oil producing countries. Because fuel is needed to run the trucks that purchase the processing materials and supplies for our customers, price escalations or reductions in the supply of fuel could increase operating expenses and have a negative impact on the results of operations. The Company is not always able to pass through all or part of the increased fuel costs due to the terms of certain customers' contracts and the inability to negotiate such pass through costs in a timely manner.

THE  COMPANY  IS  DEPENDENT  ON  THE  MEMBERS  OF  ITS  MANAGEMENT  TEAM

     The Company is highly dependent on the services of its management team, the loss of any of whom may have a material adverse effect on its business and financial condition.

     The Company has entered into employment agreements with certain members of its management team, which contain non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. The Company cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one of its key executive officers were to leave and the courts refused to enforce the non-compete covenant, the Company might be subject to increased competition, which could have a material and adverse effect on its business and financial condition.

THE COMPANY'S INTELLECTUAL PROPERTY MAY BE MISAPPROPRIATED OR SUBJECT TO CLAIMS OF INFRINGEMENT

     The Company attempts to protect our intellectual property rights through a combination of patent, trademark, and trade secret laws, as well as licensing agreements. The Company's failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business and financial condition.

     The Company's competitors, many of whom have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with the Company's ability to offer services. The Company has not conducted an independent review of patents issued to third parties.

     The Company also relies on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to its unpatented technology. If the Company is unable to maintain the proprietary nature of our technologies, it could be materially adversely affected.

     The Company cautions that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. Some, but not all, of the factors that could cause actual results to be different than those anticipated or predicted by the Company include: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for the Company's products or services in particular; (iii) the Company's loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for the Company's products or services; (v) increases in the Company's operating expenses resulting from increased costs of labor and/or consulting services; and
(vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including customers of the Company. For example, while the Company anticipates obtaining the permits and approvals necessary for the Bio-Fuel pilot program to commence operations in 2003, such program may not begin until 2004 or ever. Delay or cancellation with respect to this project could result from (1) a failure to achieve acceptable air quality levels in preliminary testing, (2) costs associated with the use of Bio-Fuel significantly exceeding current estimates, or (3) competing technologies rendering the Bio-Fuel process less attractive.

INFLATION

     The Company believes that inflation has not had a material impact to date on the Company's operations.


ITEM  7A.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
                   ABOUT  MARKET  RISK

     As of December 31, 2002, the Company held $400,000 in a certificate of deposit with its bank. Market risk is considered to be low, with the potential for loss of earnings, value or other changes in interest rates to be immaterial to the Company. On February 26, 2003, this certificate of deposit was liquidated and the proceeds were used to pay down the Company's line of credit with its bank.

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA






                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE










REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

FINANCIAL  STATEMENTS
    Consolidated  balance  sheets
    Consolidated  statements  of  operations
    Consolidated  statements  of  stockholders'  equity
    Consolidated  statements  of  cash  flows
    Notes  to  consolidated  financial  statements

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS  ON
    ACCOMPANYING  INFORMATION

ACCOMPANYING  INFORMATION
    Schedule  II  -  Valuation  and  qualifying  accounts  and reserves

                    Report of Independent Public Accountants
                  --------------------------------------------


To  the  Board  of  Directors
N-Viro  International  Corporation
Toledo,  Ohio


     We have audited the accompanying consolidated balance sheets of N-Viro International Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We did not audit the financial statements of Florida N-Viro, L.P., a limited partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 12% and 13% of total assets as of December 31, 2002 and 2001, respectively. The Company's share of the net loss of this partnership represents 36%, 11% and 15% of the net loss of the Company for the three years in the period ended December 31, 2002, respectively. The financial statements of this partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts and information relating to this partnership, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of N-Viro International Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1D to the financial statements, the Company has in the past and continues to sustain net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a low level. At December 31, 2002, current liabilities exceed current assets by $1,040,210. Additionally, the Company has been notified by the Nasdaq Stock Market that it is in violation of the Market's listing standards for continued listing on the Nasdaq SmallCap Market, which might further limit the Company's ability In May 2002, the Company was removed from listing its shares on the NASDAQ SmallCap Market, which might further limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


                                             /s/  Hausser  +  Taylor  LLP
                                             ----------------------------
                                             HAUSSER  +  TAYLOR  LLP



Cleveland,  Ohio
March  19,  2003


                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001
                           --------------------------


                                                           2002        2001
                                                        ----------  ----------
ASSETS
------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
  Unrestricted                                          $    4,935  $   45,427
  Restricted                                               400,000     400,000
Receivables:
Trade, net of allowance of $40,000 in 2002 and $87,501
in 2001                                                    659,932     854,011
Notes and other                                             16,358      22,000
Related parties                                                  -      24,461
Prepaid expenses and other assets                          137,257      51,158
Inventory, stated at lower of cost or market value         117,440           -
                                                        ----------  ----------
Total current assets                                     1,335,922   1,397,057

PROPERTY AND EQUIPMENT                                     559,095     479,541

INVESTMENT IN FLORIDA N-VIRO, L.P.                         490,583     525,086

INTANGIBLE AND OTHER ASSETS                              1,641,990   1,731,647
                                                        ----------  ----------



                                                        $4,027,590  $4,133,331
                                                        ==========  ==========


                              N-VIRO INTERNATIONAL CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                                 December 31, 2002 and 2001
                                 --------------------------



                                                                    2002           2001
                                                                -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                            $    392,078   $    438,534
Line-of-credit                                                       656,087        503,613
Accounts payable                                                     957,716        991,344
Accrued liabilities                                                  370,251        418,926
                                                                -------------  -------------
Total current liabilities                                          2,376,132      2,352,417

LONG-TERM DEBT, LESS CURRENT MATURITIES                              426,738        460,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value
  Authorized - 7,000,000 shares
  Issued - 2,700,933 shares                                           27,010         27,010
Additional paid-in capital                                        13,495,602     13,495,602
Retained earnings (deficit)                                      (11,613,002)   (11,517,150)
                                                                -------------  -------------
                                                                   1,909,610      2,005,462

Less treasury stock, at cost                                         684,890        684,890
                                                                -------------  -------------
Total stockholders' equity                                         1,224,720      1,320,572
                                                                -------------  -------------

                                                                $  4,027,590   $  4,133,331
                                                                =============  =============


                           N-VIRO INTERNATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2002, 2001 and 2000
                     --------------------------------------------



                                                  2002          2001         2000
                                               -----------  ------------  -----------
REVENUES                                       $5,238,004   $ 4,382,664   $4,166,435

COST OF REVENUES                                3,381,413     2,794,950    2,436,942
                                               -----------  ------------  -----------

GROSS PROFIT                                    1,856,591     1,587,714    1,729,493

OPERATING EXPENSES
Selling, general and administrative             1,876,601     2,167,308    2,272,978
Patent litigation expense                             545       549,852      135,272
                                               -----------  ------------  -----------
                                                1,877,146     2,717,160    2,408,250
                                               -----------  ------------  -----------
OPERATING LOSS                                    (20,555)   (1,129,446)    (678,757)

NONOPERATING INCOME (EXPENSE)
Interest and dividend income                       42,914        63,739       29,509
Interest expense                                  (62,282)      (59,626)     (29,559)
Recovery of bad debt allowance                          -             -      275,000
Loss on sale of assets                            (21,426)       (5,005)           -
Loss from equity investment in joint venture      (34,503)     (136,880)    (128,701)
                                               -----------  ------------  -----------
                                                  (75,297)     (137,772)     146,249
                                               -----------  ------------  -----------

LOSS BEFORE INCOME TAXES                          (95,852)   (1,267,218)    (532,508)

Federal and state income taxes                          -             -      312,000
                                               -----------  ------------  -----------

NET LOSS                                       $  (95,852)  $(1,267,218)  $ (844,508)
                                               ===========  ============  ===========


Basic and diluted loss per share               $    (0.04)  $     (0.48)  $    (0.32)
                                               ===========  ============  ===========

Weighted average common shares outstanding      2,577,433     2,635,334    2,635,475
                                               ===========  ============  ===========


                                    N-VIRO INTERNATIONAL CORPORATION

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              Years Ended December 31, 2002, 2001 and 2000
                              --------------------------------------------


                                     Additional     Retained
                                       Common       Paid-in       Earnings      Treasury
                                        Stock       Capital       (Deficit)      Stock        Total
                                     -----------  ------------  -------------  ----------  ------------
BALANCE JANUARY 1, 2000              $    26,882  $13,382,093   $ (9,405,424)  $(617,977)  $ 3,385,574

Net loss                                       -            -       (844,508)          -      (844,508)
Exercise of qualified stock options           24        3,726              -           -         3,750
Issuance of common stock for
fees and services                            104       28,014              -           -        28,118
Other                                          -       84,769              -           -        84,769
                                     -----------  ------------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2000                 27,010   13,498,602    (10,249,932)   (617,977)    2,657,703

Net loss                                       -            -     (1,267,218)          -    (1,267,218)
Purchase of treasury stock                     -            -              -     (66,913)      (66,913)
Other                                          -       (3,000)             -           -        (3,000)
                                     -----------  ------------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2001                 27,010   13,495,602    (11,517,150)   (684,890)    1,320,572

Net loss                                       -            -        (95,852)          -       (95,852)
                                     -----------  ------------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2002            $    27,010  $13,495,602   $(11,613,002)  $(684,890)  $ 1,224,720
                                     ===========  ============  =============  ==========  ============


                             N-VIRO INTERNATIONAL CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years Ended December 31, 2002, 2001 and 2000
                       --------------------------------------------


                                                        2002         2001         2000
                                                     ----------  ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $ (95,852)  $(1,267,218)  $(844,508)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
  Depreciation and amortization                        253,373       263,861     188,398
  Provision (credit) for bad debts                      15,731       (57,063)   (315,016)
  Deferred income taxes                                      -             -     312,000
  Loss on the sale of fixed assets                      21,426         5,005         755
  Issuance of common stock and options for fees and
  services                                                   -             -     112,887
  Other                                                 34,503       136,880     155,031
  Decrease (increase) in trade receivables             241,580       554,153    (214,442)
  Decrease (increase) in prepaid expenses              (86,099)       33,812     (11,309)
  Increase in inventory                               (117,440)            -           -
  (Decrease) increase in accounts payable and accrued
  liabilities                                          (82,304)      (35,274)    411,480
                                                     ----------  ------------  ----------
Net cash (used in) provided by operating activities    184,918      (365,844)   (204,724)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in restricted cash and cash equivalents           -             -    (417,666)
Reductions to restricted cash and cash equivalents           -        17,666           -
Purchases of property and equipment                    (25,969)      (43,681)    (49,147)
Proceeds from sale of equipment                              -             -       6,000
Collections from (advances to) related parties            (145)       (2,549)     26,687
Increase in notes receivable                           (35,748)     (212,873)   (174,611)
Collections on notes receivable                         22,288        20,777     371,415
Expenditures for intangible and other assets           (79,408)      (42,726)   (233,585)
                                                     ----------  ------------  ----------
Net cash used in investing activities                 (118,982)     (263,386)   (470,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line-of-credit                       152,474       203,613     300,000
Borrowings under long-term obligations                 261,398       523,472      77,162
Principal payments on long-term obligations           (520,300)     (177,913)   (129,642)
Other                                                        -        (3,000)      3,750
                                                     ----------  ------------  ----------
Net cash (used in) provided by financing activities   (106,428)      546,172     251,270
                                                     ----------  ------------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (40,492)      (83,058)   (424,361)

CASH AND CASH EQUIVALENTS BEGINNING                     45,427       128,485     552,846
                                                     ----------  ------------  ----------

CASH AND CASH EQUIVALENTS ENDING                     $   4,935   $    45,427   $ 128,485
                                                     ==========  ============  ==========

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

     The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at December 31, 2002.

D. Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has in the past and continues to sustain net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a low level. At December 31, 2002, current liabilities exceed current assets by $1,040,210. In May 2002, the Company was removed from listing its shares on the NASDAQ SmallCap Market, which might further limit the Company's ability to raise equity capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

     As discussed in Note 3, in February 2003, management of the Company obtained additional debt financing which, in management's opinion, will provide additional cash flows required to assist the Company in meeting its 2003 operating and liquidity requirements. Management of the Company also expects continued improvements in operating results for 2003 as a result of maintaining lower administrative costs, along with realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in both the utility and wastewater industries could provide enhanced liquidity and positively impact 2003 operations. There can be no assurance that these developments will create sufficient funds to finance the Company's operations.

     The Company is currently working with the investment banking firm of Laux & Company of Medina, Ohio, with respect to a proposal to obtain up to $1.25 million in equity financing. The Company hopes to sell up to 500,000 shares of preferred stock at a price per share of $2.50. The specific terms and conditions applicable to the preferred shares will be determined once Laux & Company has identified a potential purchaser. There can be no assurance that the Company will be successful in finding a buyer for the preferred stock or in selling these shares. If the shares are sold, the proceeds from the offering will be used to supplement the Company's working capital.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

     Also, the Company has gone forward on contracts with two investment banking firms with respect to a proposal to obtain up to $800,000 of mezzanine debt financing. The specific terms and conditions applicable to the debt will be determined once either firm has identified a potential debtor. There can be no assurance that the Company will be successful in finding a lender for the financing. If the financing is obtained, the proceeds from the offering will be used to supplement the Company's working capital.

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

     Restricted cash consists of a certificate of deposit which was held as collateral against the Company's line-of-credit as of the balance sheet date. This certificate of deposit was used to pay the Company's line-of-credit with its former lending institution in February 2003.

G. Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due amounted to $93,064 and $259,556 of net receivables for the years ended December 31, 2002 and 2001, respectively.

Management estimates an allowance for doubtful accounts, which was $40,000 and $87,501 as of December 31, 2002 and 2001, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections. Bad debt expense (recovery) of $8,864 and $(41,824) was recognized for the years ended December 31, 2002 and 2001, respectively, as a result of this estimate. Specific accounts are charged directly to the reserve when management obtains evidence of a customer's insolvency or otherwise determines that the account is uncollectible. Charge-offs of specific accounts for the years ended December 31, 2002 and 2001 totaled $56,251 and $-0-, respectively.

H. Prepaid Expenses and Other Assets - Included in prepaid expenses and other assets are costs of $90,946 associated with a potential stock offering. Should the preferred stock offering not go forward, these costs will be expensed in 2003.

I. Inventory - Inventory at December 31, 2002 is recorded at lower of cost or market and consists of N-Viro soil, manufactured by the Company, which is available for sale and used in commercial, agricultural and horticultural applications.

J. Property and Equipment - Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are five to fifteen years. Depreciation expense amounted to $119,730, $140,331 and $106,231 in 2002, 2001 and 2000, respectively.
Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

K. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from twelve to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were
15.2 and 13.2 years, respectively, at December 31, 2002.). Amortization expense amounted to $133,643, $123,530 and $82,167 in 2002, 2001 and 2000, respectively;
estimated amortization expense, based on intangible assets at December 31, 2002, for each of the ensuing five years is as follows: 2003-2005 - $138,000; 2006 - $131,000; 2007 - $117,000. Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

L. Revenue Recognition - Facility management revenue, sludge processing revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

     Alkaline admixture sales, alkaline admixture management service revenue, equipment sales and N-Viro Soil revenue are recognized upon shipment.

     License and territory fees are generated by selling the right to market or use the N-Viro Process in a specified territory. The Company's policy is to record revenue for the license agreements when all material services relating to the revenue have been substantially performed, conditions related to the contract have been met and no material contingencies exist.

     Research and development revenue is recognized as work is performed and billed to the contracting entity in accordance with the contract.

     Any type of revenue generated from international customers (excluding Canada) is recognized when the cash is received.

M. Loss Per Common Share - Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2002, 2001 and 2000, the effects of the stock options granted are excluded from the diluted per share calculation because they would be antidilutive.

N. New Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to periodic impairment tests. Other intangible assets continue to be amortized over their useful lives. SFAS No. 142 was adopted by the Company in 2002.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which was adopted by the Company in 2002. SFAS No. 144 supercedes SFAS No. 121 and modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Provisions of SFAS No. 145 become effective in 2002 and 2003. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability is required to be recognized for costs, including certain lease termination costs and employee termination benefits, associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by SFAS Nos. 143 and 144.

     In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based, Compensation - Transition and Disclosure," that amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002.

     The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

O. Reclassifications - Certain amounts from the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE  2.     BALANCE  SHEET  DATA

TRADE  RECEIVABLES:

Trade receivables in the accompanying balance sheets at December 31, 2002 and 2001 are stated net of an allowance for doubtful accounts of $40,000 and $87,501, respectively.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.     BALANCE SHEET DATA (CONTINUED)

NOTES  AND  OTHER  RECEIVABLES:

At December 31, 2002, unsecured, 9.75% demand notes receivable totaling $207,330 (including accrued interest of $37,330) and unsecured, prime (stated by a local bank) plus % demand note receivable totaling $205,902 (including accrued interest of $25,902) are due from Florida N-Viro, the Company's joint venture investee. The notes due from Florida N-Viro have been deemed to be noncurrent by management in the accompanying balance sheets. The Company recorded interest income of $25,748 in 2002. During 2002, the Company set up an allowance of $63,232 for the interest portion of the note receivable.

The Company has an unsecured receivable from a related party totaling $24,606 in 2002 and $24,461 in 2001. During 2002, the amount due from the related party has been deemed to be noncurrent by management in the accompanying balance sheets.

PROPERTY  AND  EQUIPMENT  (AT  COST):





                                                     2002        2001
                                                  ----------  ----------
  Land and leasehold improvements                 $   43,903  $   44,911
  Equipment                                        1,215,893   1,141,408
  Furniture and fixtures                             160,706     195,318
                                                  ----------  ----------
                                                   1,420,502   1,381,637
  Less accumulated depreciation and amortization     861,407     902,096
                                                  ----------  ----------

                                                  $  559,095  $  479,541
                                                  ==========  ==========

INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.:

Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 47.5% interest in the joint venture and, as described in Note 1, accounts for its investment under the equity method.

The Company is currently actively pursuing sale of its investment in Florida N-Viro, LP, which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because these efforts are still in progress, there can be no assurance the Company will successfully complete these negotiations.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.  (CONTINUED):

Condensed financial information of the partnership as of December 31, 2002 and 2001 is as follows:




                            2002        2001
                         ----------  ----------

  Current assets         $  624,843  $  633,019
  Long-term assets        1,928,495   2,113,032
                         ----------  ----------

                         $2,553,338  $2,746,051
                         ==========  ==========

  Current liabilities    $1,537,744  $1,610,090
  Long-term liabilities      62,467     110,198
  Partners' equity          953,127   1,025,763
                         ----------  ----------

                         $2,553,338  $2,746,051
                         ==========  ==========


                   Year Ended December 31,
                   ------------------------
                2002         2001         2000
             -----------  -----------  -----------

  Net sales  $3,135,465   $2,930,294   $2,777,606
  Net loss      (72,636)    (288,168)    (257,402)


During 2002, 2001 and 2000, the Partnership's largest customer accounted for 29%, 19% and 17%, respectively, of its revenue. Additionally, during 2002, 2001 and 2000, the Partnership's largest customers accounted for 60% (three customers), 59% (four customers) and 77% (four customers) of total revenue, respectively.

INTANGIBLE  AND  OTHER  ASSETS:




                                                       2002       2001
-------------------------------------------------    --------   --------
  Patents and related intangibles, less accumulated
  amortization
  2002 - $399,300; 2001 - $325,000                 $  774,324   $772,124

  Territory rights, less accumulated amortization
2002 - $202,800; 2001 - $145,000                      483,060    555,393

  Notes receivable - Florida N-Viro, L.P. net
   of allowance of $63,232 in 2002                    350,000    387,484

  Notes receivable - Related party                     24,606         -

  Other                                               10,000      16,646
                                                    ----------  --------

                                                  $1,641,990  $1,731,647
                                                  ==========  ==========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


ACCRUED  LIABILITIES:




                       2002      2001
                     --------  --------
  Employee benefits  $137,313  $ 56,116
  Sales tax payable   175,661   168,274
  Other payable        57,277   194,536
                     --------  --------

                     $370,251  $418,926
                     ========  ========


NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT

During the year, the Company had available a $750,000 line-of-credit with a bank which was scheduled to expire on January 31, 2003. Borrowings against the line-of-credit bore interest at prime plus 1% on borrowings up to $400,000 and prime plus 3% for borrowings above $400,000. Borrowings, which were collateralized by all of the Company's assets including accounts receivable, inventories, equipment, assignment of a $400,000 certificate of deposit and assignment of certain contracts, were due on demand. At December 31, 2002, the Company had borrowed $656,087 against the line.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT (CONTINUED)

In February 2003, the Company closed on an $845,000 credit facility ("Credit Facility") with a local bank. This senior debt Credit Facility is comprised of a $295,000 four year term note at 7.5% and a line-of-credit up to $550,000 at prime plus 1 1/2% and secured by a first lien on all assets of the Company. The Company will use the funds to refinance existing debt and to provide working capital. To secure the Credit Facility, the Company was required by the financial institution to obtain additional collateral of $100,000 from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the Chairman of the Board and Consultant to the Company, Michael G. Nicholson, the Company's Chief Operating Officer and a Director, Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee (the "Nicholsons"), collectively provided the $100,000 additional collateral. In exchange for their commitment, the Company has agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to two percent (2%) of the aggregate value of the mortgage or mortgages encumbering the additional collateral, which fee originally shall be $2,000 per annum; (2) interest at an annual rate of 5% of the aggregate value of the mortgage or mortgages encumbering the additional collateral beginning on the first anniversary date of the closing of the Credit Facility and (3) grant, jointly, a warrant to acquire, in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility.

Long-term  debt  at  December  31,  2002  and  2001  is  as  follows:




                             2002      2001
                           --------  --------

  Notes payable            $818,816  $898,876
  Less current maturities   392,078   438,534
                           --------  --------

                           $426,738  $460,342
                           ========  ========

The notes payable are notes signed for amounts owed to vendors and other parties. The notes bear interest ranging from 5.99% to 28.17% (with a weighted average interest rate of 10.3% as of December 31, 2002) and are due at varying dates through March 2007. Included in notes payable is $219,003 in installment notes secured by equipment and $489,509 secured by the general assets of the Company. The remainder of the notes are unsecured. Aggregate maturities of long-term debt for the years ending December 31 are as follows: 2003 - $392,078; 2004 - $154,433; 2005 - $146,377; 2006 - $103,605 and 2007 - $22,323. Interest
paid was approximately $54,000, $55,300 and $31,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE  4.     EQUITY  TRANSACTIONS

The Company has authorized 2,000,000 shares of preferred stock, par value of $.01 per share, of which no shares were outstanding at December 31, 2002 and 2001.

The Company has a stock option plan for directors and key officers under which 600,000 shares of common stock may be issued. The options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years except for directors whose options vest immediately. Options have been granted at the approximate market value of the stock at date of grant.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4.     EQUITY  TRANSACTIONS  (CONTINUED)

The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 2002, 2001 and 2000 and the number outstanding and exercisable at those dates:



                                                2002                   2001                2000
                                        --------------------   ----------------   --------------------
                                                    Weighted              Weighted            Weighted
                                                    Average               Average             Average
                                                    Exercise              Exercise            Exercise
                                         Shares      Price      Shares      Price    Shares   Price
                                        ---------  ----------  ---------  ---------  -------  ------
  Outstanding, beginning of year          567,525  $    2.49     516,325  $   2.69   454,325  $ 2.62
  Granted                                   6,300       0.91      93,200      1.50    95,500    3.37
  Expired during the year                       -                (42,000)     2.72   (33,500)   3.72
                                        ---------  -           ---------             ---------
  Outstanding, end of year                573,825       2.47     567,525      2.49   516,325    2.69
                                        =========              =========             =======

  Eligible for exercise at end of year    495,025                403,425             316,125
                                        =========              ==========          =========

  Weighted average fair value per
  option for options granted
  during the year                                  $    1.07              $    1.50        $    3.29
                                                   =========             ==========        =========



A  further  summary  of  stock  options  follows:


                                     Options Outstanding            Options Exercisable
                              ----------------------------------   ---------------------
                                           Weighted
                                            Average     Weighted                Weighted
                                           Remaining     Average                 Average
                               Number     Contractual   Exercise     Number     Exercise
                             Outstanding     Life        Price    Exercisable    Price
                             -----------  -----------  ---------  -----------  ---------
                                            2002
----------------------------------------------------------------------------------------
Range of exercise prices:
  $0.91 to $2.43                 464,900         6.41  $    1.99      408,000  $    2.06

  $4.00 to $5.00                 108,925         3.77       4.52       87,025       4.40

                                            2001
----------------------------------------------------------------------------------------
Range of exercise prices:
  $1.50 to $2.43                 458,600         7.37  $    2.01      324,100  $    2.09

  $4.00 to $5.00                 108,925         4.77       4.52       79,325       4.35

                                            2000
----------------------------------------------------------------------------------------
Range of exercise prices:
  $1.56 to $2.43                 398,400         7.74  $    2.14      240,700  $    2.15

  $4.00 to $5.00                 117,925         5.94       4.55       75,425       4.30

As permitted under accounting principles generally accepted in the United States of America, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock at grant date and the amount an employee must pay to acquire the stock. No compensation cost was recognized under APB No. 25 for the years ended December 31, 2002, 2001 and 2000. The Company follows the disclosure provisions of SFAS Statement No. 123 which prescribes a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees.

Had compensation cost been determined based upon the fair value method prescribed in SFAS Statement No. 123, reported net loss would have been $(312,001), $(1,513,440) and $(1,064,278) and basic loss per share would have been $(.12), $(.57) and $(.40) for the years ended December 31, 2002, 2001 and 2000, respectively.

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 2002, 2001 and 2000, respectively: no assumed dividend rates for all years; risk-free interest rates of 4.5%, 5.0% and 6.0%, respectively, on expected lives of 10 years for all years; and expected price volatility of 109%, 113% and 135%, respectively.

NOTE  5.     REVENUE  AND  MAJOR  CUSTOMERS

Revenues for the years ended December 31, 2002, 2001 and 2000 consist of the following:




                            2002        2001        2000
                         ----------  ----------  ----------

  Facility Management    $1,872,722  $1,637,243  $1,520,830
-----------------------  ----------  ----------  ----------
  Technology Fees           685,757     849,086     999,345
-----------------------  ----------  ----------  ----------
  Products and Services   2,679,525   1,896,335   1,646,260
-----------------------  ----------  ----------  ----------

                         $5,238,004  $4,382,664  $4,166,435
                         ----------  ----------  ----------

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5.     REVENUE  AND  MAJOR  CUSTOMERS (CONTINUED)

Cost of revenues for the years ended December 31, 2002, 2001 and 2000 consist of the following:




                            2002        2001        2000
                         ----------  ----------  ----------

  Facility Management    $1,527,754  $1,272,566  $1,138,071
-----------------------  ----------  ----------  ----------
  Technology Fees           143,628     183,294     219,852
-----------------------  ----------  ----------  ----------
  Products and Services   1,710,031   1,339,090   1,079,019
-----------------------  ----------  ----------  ----------

                         $3,381,413  $2,794,950  $2,436,942
                         ----------  ----------  ----------


Revenues for the years ended December 31, 2002, 2001 and 2000 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management and products and services classifications), which represented approximately 45%, 39% and 38%, respectively, of total revenues. In addition, the Company had another major customer, WeCare Environmental Services, totaling approximately 17%, 12% and 5% of total revenues (which is included mainly in the products and services classification) for the years ended December 31, 2002, 2001 and 2000, respectively. The accounts receivable balances due (all of which are unsecured) from these customers at December 31, 2002 and 2001 were approximately $281,000 and $252,000, respectively.

A substantial portion of the Company's revenue is derived from services provided under contracts and agreements with existing licensees. Some of these contracts, especially those contracts with large municipalities, provide for termination of the contract by the customer after giving relatively short notice (in some cases as little as ten days). In addition, some of these contracts contain liquidated damages clauses, which may or may not be enforceable in the event of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and the Company is not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on its business and financial condition.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6.     COMMITMENTS  AND  CONTINGENCIES

In  November  2001,  and  as  filed  under Form 8-K dated December 14, 2001, the
Company and Hydropress Environmental Services, Inc. ("Hydropress") signed a settlement agreement (the "Settlement Agreement") of a lawsuit between the parties related to alleged price guarantees on shares of the Company's common stock and to alleged breaches of a license agreement between the parties. Each party dismissed its claims against the other with prejudice and entered into general releases in favor of the other party. Pursuant to the terms of the Settlement Agreement, among other things, N-Viro purchased back 66,250 N-Viro shares held by Hydropress at the market price as of November 15, 2001, which was $1.01 per share, for a total of $66,913. Also pursuant to the Settlement Agreement, the Company purchased back three patent license agreements (including territory rights) from Hydropress valued at approximately $287,000. The first license concerned the exclusive right to sell and use the N-Viro technology in Massachusetts, Vermont and New Hampshire. The second license concerned the non-exclusive right to sell and use the N-Viro technology in New Jersey, Delaware, Maryland and Eastern Pennsylvania. The third license concerned amendments to the two prior-mentioned agreements and the exclusive right to use the N-Viro technology at Hydropress' facility in Phillipsburg, New Jersey.
N-Viro and Hydropress entered into a new patent license agreement granting Hydropress the non-exclusive right to use the N-Viro technology at its facility in Phillipsburg, New Jersey. The Company paid certain amounts due to Hydropress under the Settlement Agreement pursuant to the terms of a promissory note (the "Note"). The original principal amount of the Note was $204,587, was non-interest bearing and matured on October 15, 2002 with a balloon payment of $144,587. In conjunction with the final discharge of the Hydropress Note, the Company arranged an unsecured loan from WeCare Environmental Services, Inc., a third-party licensee, for $144,587, with monthly payments of $13,966 including interest at 28.17% through October 15, 2003. At December 31, 2002, the outstanding principal balance on the Note was $123,196. This obligation is included in long-term debt disclosed in Note 3.

The Company has voluntarily approached state tax authorities in South Carolina and acknowledged failing to file sales tax returns within that state. The Company has collected and accrued approximately $173,000 in sales tax from customers in South Carolina that has not been remitted to South Carolina tax authorities. The Company believes that the sales at issue are exempt from sales tax. The Company has retained counsel in South Carolina to assist it in negotiating a settlement of this matter. The Company is currently in negotiations and believes it will arrange for a long-term installment payment of all tax due.

Prior to May 9, 2002, the Company's shares of voting, common stock were traded on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). On May 9, 2002, the Company received notice from the NASD that the Company's shares of voting, common stock would be de-listed effective with the open of business on May 10, 2002. In July 2002, the Company decided not to pursue further appeal of the NASD's decision to de-list its voting common stock. Currently, the Company's shares of common stock are traded on the Over-The-Counter ("OTC") market. The Company does not believe that the de-listing of its common stock from the NASDAQ SmallCap Market has or will have a material adverse effect on the financial condition or results of operations of the Company. The de-listing of the Company's common stock from NASDAQ, however, may have a material adverse effect on the marketability of the Company's shares, as shares traded on the OTC market generally experience lower trading value than those traded on the organized exchanges.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

The Company leases its executive and administrative offices in Toledo, Ohio. The total minimum rental commitment for the years ending December 31, 2003 through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for the years ended December 31, 2002, 2001 and 2000 is approximately $64,600, $63,300 and $59,000, respectively. The Company also leases various equipment on a month-to-month basis.

During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One employment agreement expired in July 2002 and the other will expire in June 2004. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement totalled approximately $137,300 at December 31, 2002. The cost was recognized over the term of the employment agreement. The Company charged $40,644 to operations in 2002 related to this agreement. Future payments will be offset against this liability. The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require the officers to provide minimum future services to be eligible for compensation.

The Company operates in an environment with many financial risks, including, but not limited to, major customer concentrations, customer contract termination provisions, competing technologies, infringement and/or misappropriation of intellectual property rights, the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company's ability to expand and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds (also see Note 1.D. - Going Concern). Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

The Company is involved in legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The composition of the deferred tax assets and liabilities at December 31, 2002 and 2001 is as follows:




                                                 2002          2001
                                             ------------  ------------
  Gross deferred tax liability, accelerated
    depreciation                             $      (700)  $   (25,000)
  Gross deferred tax assets:
    Loss carryforwards                         4,492,700     4,481,000
    Patent costs                                 284,100       361,000
    Allowance for doubtful accounts               16,000        35,000
    Allowance for notes receivable                25,300             -
    Property and equipment basis difference        7,000         9,000
    Other                                         16,700         9,000
                                             ------------  ------------
                                               4,841,800     4,895,000

  Less valuation allowance                    (4,841,100)   (4,870,000)
                                             ------------  ------------

                                             $         -   $         -
                                             ============  ============

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7.     INCOME  TAX  MATTERS (CONTINUED)

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2002, 2001 and 2000 and are as follows:




                                                    2002        2001        2000
                                                  ---------  ----------  ----------
  Computed "expected" tax (credits)               $(32,600)  $(431,000)  $(181,000)
  State taxes, net of federal tax benefit           (2,900)    (38,000)    (16,000)
  (Decrease) increase in income taxes resulting
  from:
    Change in valuation allowance                  (28,900)    455,000     480,000
    Other                                           64,400      14,000      29,000
                                                  ---------  ----------  ----------

                                                  $      -   $       -   $ 312,000
                                                  =========  ==========  ==========


The net operating losses available at December 31, 2002 to offset future taxable income total approximately $11,200,000 and expire principally in years 2009 - 2022.

In 1997, the Company recorded a deferred tax asset and a corresponding income tax benefit of $312,000 to recognize the benefit of $800,000 in loss carryforwards expected to be realized. The Company believed that sufficient taxable income would be generated in the near term, as the Company had changed its strategic focus to its profitable core business. Based on the Company's operating performance, the Company believes that the recording of a deferred tax asset for the tax benefit of its net operating loss carryforward is no longer appropriate. As a result, in 2000, the Company has provided an additional valuation allowance against the tax benefit associated with the net operating loss and recognized expense of $312,000 to reduce the recorded tax benefit of the net operating loss carryforwards to $-0-.

NOTE  8.     CASH  FLOWS  INFORMATION

Information relative to the statements of cash flows not disclosed elsewhere for the year ended December 31, 2002 follows:



  Supplemental schedule of noncash investing and
    financing activities:
  Equipment purchases financed with notes payable $            178,842
                                                               =======

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The last segment is the Research and Development segment. This segment is unlike any other segment in that revenue is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9.     SEGMENT  INFORMATION  (CONTINUED)

The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands).



                                      Other
                       Management    Domestic     Foreign     Research &
                       Operations   Operations   Operations   Development   Total
                       -----------  -----------  -----------  ------------  ------
                                              2002
--------------------------------------------------------------------------------
  Revenues             $     2,340  $     2,669  $        50  $        179  $5,238
  Cost of revenues           1,528        1,732            2           119   3,381
  Segment profits              812          937           48            60   1,857
  Identifiable assets          340          108            -            44     492
  Depreciation                  41           44            -             6      91

                                              2001
--------------------------------------------------------------------------------
  Revenues             $     1,727  $     2,213  $       222  $        221  $4,383
  Cost of revenues           1,273        1,206          132           184   2,795
  Segment profits              454        1,007           90            37   1,588
  Identifiable assets          184           87            -            51     322
  Depreciation                  31           71            -             7     109

                                              2000
--------------------------------------------------------------------------------
  Revenues             $     1,582  $     2,265  $        70  $        249  $4,166
  Cost of revenues           1,138        1,115            -           184   2,437
  Segment profits              444        1,150           70            65   1,729
  Identifiable assets          205           74            -            58     337
  Depreciation                  25           45            -             3      73

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9.     SEGMENT  INFORMATION  (CONTINUED)

A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000 follows (dollars in thousands):




                                                    2002      2001      2000
                                                  --------  --------  --------
Segment profits:
  Segment profits for reportable segments         $ 1,857   $ 1,588   $ 1,729
  Corporate selling, general and administrative
  expenses and research and development costs      (1,877)   (2,717)   (2,408)
  Other income (expense)                              (75)     (138)      146
                                                  --------  --------  --------
  Consolidated earnings before taxes              $   (95)  $(1,267)  $  (533)
                                                  ========  ========  ========

Identifiable assets:
  Identifiable assets for reportable segments     $   492   $   322   $   337
  Corporate property and equipment                     67       158       244
  Current assets not allocated to segments          1,336     1,397     2,176
  Intangible and other assets not allocated to
  segments                                          2,357     2,491     2,229
  Consolidated eliminations                          (234)     (234)     (234)
                                                  --------  --------  --------
  Consolidated assets                             $ 4,028   $ 4,134   $ 4,752
                                                  ========  ========  ========

Depreciation and amortization:
  Depreciation for reportable segments            $    91   $   109   $    73
  Corporate depreciation and amortization             162       155       115
                                                  --------  --------  --------
  Consolidated depreciation and amortization      $   253   $   264   $   188
                                                  ========  ========  ========


NOTE  10.     SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended December 31, 2002 and 2001:


                                            Quarters Ended
                              -----------------------------------------------------
                              March 31      June 30    September 30    December 31
                             -----------  -----------  -------------  -------------
2002
----
  Revenues                   $1,417,779   $1,240,414   $   1,485,610  $  1,094,201
  Operating income (loss)          (382)    (149,892)        133,971       ( 4,253)
  Net income (loss)              24,054     (126,373)        106,120       (99,653)
  Basic and diluted income
  (loss) per share           $     0.01   $    (0.05)  $        0.04  $      (0.04)

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10.     SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)  (CONTINUED)


                                       Quarters Ended
                          -------------------------------------------------------
                           March 31      June 30     September 30    December 31
                          -----------  -----------  --------------  -------------
2001
----
  Revenues                $1,162,764   $1,115,478   $   1,175,057   $    929,365
  Operating loss            (208,626)    (157,866)       (280,933)      (482,021)
  Net loss                  (219,735)    (203,158)       (356,858)      (487,467)
  Basic and diluted loss
  per share               $    (0.08)  $    (0.08)  $       (0.13)  $      (0.19)

                    Report of Independent Public Accountants
                    ----------------------------------------



To  the  Board  of  Directors
N-Viro  International  Corporation
Toledo,  Ohio


     Our audits of the consolidated financial statements of N-Viro International Corporation and subsidiaries included Schedule II, contained herein, for each of the three years in the period ended December 31, 2002. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with accounting principles generally accepted in the United States of America.



                                   HAUSSER  +  TAYLOR  LLP



Cleveland,  Ohio
March  19,  2003


                                     N-VIRO INTERNATIONAL CORPORATION

                                               SCHEDULE II
                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                     December 31, 2002, 2001 and 2000
                                     --------------------------------





                                             Balance at   Deductions   Balance at
                                              Beginning   Charged to      From         Close
                                              of Period   Operations    Reserves     of Period
                                             -----------  -----------  -----------  -----------
Allowance for doubtful accounts - deducted
from trade receivables and notes receivable
in the balance sheets:
2002                                         $    87,501  $    15,700  $        -       $ 103,200 (3)
                                             ===========  ===========  ===========      =========

2001                                         $   144,564  $         -  $    57,500 (2)  $ 87,500
                                             ===========  ===========  ===========      ========

2000                                         $   460,000  $    16,000  $   331,000 (1)  $145,000
                                             ===========  ===========  ===========      ========



(1) The 2000 deduction from reserves was the result of a transaction which included the Company acquiring technology from the Canadian government in exchange for the forgiveness of a portion of a note receivable (see Note
     2).

(2) The 2001 deduction from reserves was the result of the Company collecting amounts due from certain customers that were previously reserved for.

(3) This includes $40,000 related to trade receivables and $63,200 related to accrued interest on notes receivable.

ITEM  9.          CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                         ACCOUNTING  AND  FINANCIAL  DISCLOSURES

     None.


                                    PART III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

                            DIRECTORS OF THE COMPANY

DANIEL J. HASLINGER, AGE 47. Mr. Haslinger is presently Chief Executive Officer and Owner of Micro Macro Integrated Technologies, a Nevada company specializing in industrial automation integration. Mr. Haslinger is also Chairman and Chief Executive Officer of WJZE 97.3FM RASP Broadcast Enterprises, Inc., a local broadcast company. Mr. Haslinger is a member of N-Viro Filipino, LLC, a licensee of the Company, and is also a member of DJH Holdings, LLC. Mr. Haslinger has served as a Director of the Company since May 1999 and is a member of the Board's Audit and Compensation Committees.

R. FRANCIS DIPRETE, AGE 48. Mr. DiPrete is a lawyer and is presently President and Board Chairman of Worldtech Waste Management, Inc., a Virginia thermal soil remediation facility, specialty waste handler and a licensee of the Company. Mr. DiPrete is also an officer, consultant to, and Chairman of the Board of Symbiat, Inc. (formerly Computone), which is a provider of computer technology support and service. Mr. DiPrete has served as a Director of the Company since May 2000.

BOBBY B. CARROLL, AGE 69. Mr. Carroll was formerly the President, Chief Executive Officer and owner of Pozzolanic Contracting & Supply Co., a supplier of roadway construction materials in the Southeast U.S. Mr. Carroll also acted as a consultant and sales representative to the Company with respect to various matters until the end of 2002. Mr. Carroll has served as a Director of the Company since May 1997 and is a member of the Board's Compensation, Nominating and Finance Committees.

J. PATRICK NICHOLSON, AGE 66. Mr. Nicholson became Chairman and Chief Executive Officer of the Company in May 1993 until his retirement as an officer in May 2002. Mr. Nicholson presently serves as a consultant to the Company. In 1979, he founded N-Viro Energy Systems, Limited, a limited partnership and one of the predecessor entities that combined to form the Company in October 1993, and is the controlling stockholder of N-Viro Energy Systems, Inc. Mr. Nicholson has served as a Chairman of the Board of the Company since May 1993, and is a member of the Finance Committee.

B.K. WESLEY COPELAND, AGE 69. Mr. Copeland, a physical chemist, was the Founder of the International Science and Technology Institute, Inc., as well as Founder and Chief Executive Officer of the Foundation for Economic Development. Mr. Copeland is associated with N-Viro Africa, which holds rights to the N-Viro technology in all of Africa except North Africa. Mr. Copeland has served as a Director of the Company since May 1997, is a member of the Board's Compensation, Audit and Nominating Committees.

TERRY J. LOGAN, PH.D., AGE 60. Dr. Logan served as Chief Operating Officer and President of the Company since joining the Company in July 1999, and was appointed Chief Executive Officer in May 2002. From 1971 until July 1999, Dr. Logan was a professor of Agronomy at The Ohio State University. Dr. Logan served as President of Pan-American N-Viro Inc. (subsidiary of the Company) from 1994 through 1995 and is the President of Logan Environmental, Inc. (environmental consulting firm). Dr. Logan has served as a Director of the Company since May 1993.

MICHAEL G. NICHOLSON, AGE 36. Mr. Nicholson was appointed Chief Operating Officer in May 2002, and has served as the Vice-President of Sales and Marketing of the Company since December 1996 and Senior Vice-President after May 2000. Prior to December 1996, Mr. Nicholson served the Company and N-Viro Energy Systems Ltd. in various management positions in sales since his hiring in 1990. Mr. Nicholson is the son of J. Patrick Nicholson, and has served as a Director of the Company since February 1998.

PHILLIP LEVIN, AGE 63. Mr. Levin is the President of both Levin Development Company and MGM Consulting Services, a real estate development and financial consulting company, respectively, located in Troy, Michigan. Mr. Levin holds an MBA in both Accounting and Finance, and was a partner-in-charge of PriceWaterhouseCoopers' consulting division in Michigan for 16 years. Mr. Levin has served as a Director of the Company since November 2002 and is a member of the Audit, Nominating and Finance Committees.


                        EXECUTIVE OFFICERS OF THE COMPANY

TERRY J. LOGAN, PH.D., AGE 60. Dr. Logan served as Chief Operating Officer and President of the Company since joining the Company in July 1999, and was appointed Chief Executive Officer in May 2002. From 1971 until July 1999, Dr. Logan was a professor of Agronomy at The Ohio State University. Dr. Logan served as President of Pan-American N-Viro Inc. (subsidiary of the Company) from 1994 through 1995 and is the President of Logan Environmental, Inc. (environmental consulting firm). Dr. Logan has served as a Director of the Company since May 1993.

MICHAEL G. NICHOLSON, AGE 36. Mr. Nicholson was appointed Chief Operating Officer in May 2002, and has served as the Vice-President of Sales and Marketing of the Company since December 1996 and Senior Vice-President after May 2000. Prior to December 1996, Mr. Nicholson served the Company and N-Viro Energy Systems Ltd. in various management positions in sales since his hiring in 1990. Mr. Nicholson is the son of J. Patrick Nicholson, and has served as a Director of the Company since February 1998.

JAMES K. MCHUGH, AGE 44. Mr. McHugh has served as Chief Financial Officer, Secretary and Treasurer of the Company since January 1997. Prior to that date, Mr. McHugh served the Company and N-Viro Energy Systems Ltd. in various financial positions since his hiring in April 1992.


ITEM  11.     EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

     The following table presents the total compensation awarded to, earned by, or paid to, the Chief Executive Officer during 2000, 2001 and 2002. There were no other Executive Officers of the Company who were serving at the end of 2002 and whose total annual salary and bonus, if any, exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                            Long-Term
                                                                           Compensation
                                                  Annual Compensation       Securities       All Other
                                               ------------------------     Underlying      Compensation
Name and Principal Position             Year    Salary ($)     Bonus ($)    Options(#)(1)       ($)
-------------------------------------  ------  -----------     ---------  --------------   --------------
CURRENT MANAGEMENT
Terry J. Logan                          2002     $120,000       $  250            -0-         $ 1,488 (2)
President and Chief Executive Officer   2001     $120,000       $  300         20,000         $ 1,782
                                        2000     $120,000       $7,125         12,500         $   -0-
FORMER MANAGEMENT
J. Patrick Nicholson                    2002     $76,563        $  250            -0-         $72,289 (4)
Chief Executive Officer (3)             2001     $131,250       $14,300           -0-         $27,146
                                        2000     $131,250       $ 7,125        12,500         $27,146

(1) The numbers shown represent the number of shares of common stock for which options were granted to the Named Executive Officers in 2000, 2001 and 2002.

(2) Dr. Logan received term life insurance premium payment benefits for a $250,000 term policy with his spouse named as beneficiary.

(3) Mr. Nicholson retired as Chief Executive Officer effective May 2002, and received salary through July 2002, per his employment agreement.

(4) In 2002, Mr. Nicholson received fees beginning in August 2002 of $54,000 for consulting services, the benefit of premium payments of $17,303 for both a $100,000 and $612,000 whole-life insurance policy and the benefit of term life insurance premium payments of $986 for a $250,000 term policy, pursuant to the terms of his Employment and Consulting Agreements dated
     December 2, 1999. Mr. Nicholson receives full rights of cash surrender value and death benefits on the whole-life policies, and his spouse is the named beneficiary on all life insurance policies noted.



EMPLOYMENT  AGREEMENTS

     On June 14, 1999, Dr. Logan entered into a five-year employment agreement with the Company at a minimum annual salary of $144,000, reviewable annually at January 1 during the employment term. Such agreement also provides that Dr. Logan shall be entitled to (i) bonuses to be payable at the discretion of the Board of Directors, (ii) other benefits, including insurance and pension plan, as are provided to other Executive Officers of the Company, and (iii) stock options to purchase 50,000 shares of the Company's common stock. Effective July 1, 1999, Dr. Logan voluntarily agreed to reduce his minimum annual salary to $120,000 for the years ended December 31, 2000, 2001 and 2002.

     On December 2, 1999, Mr. J. Patrick Nicholson entered into a two and one-half-year employment agreement with the Company at a minimum annual salary of $144,000, reviewable annually at January 1 during the employment term. Such agreement also provides that Mr. Nicholson shall be entitled to (i) bonuses to be payable at the discretion of the Board of Directors, (ii) such medical and other benefits, including insurance and pension plan, as are provided to other Executive Officers of the Company, and (iii) stock options to purchase 50,000 shares of the Company's common stock. Effective December 2, 1999, Mr. Nicholson voluntarily agreed to reduce his minimum annual salary to $131,250 for the years ended December 31, 1999, 2000 and 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

     No option grants were made by the Company in fiscal year 2002 to named executive officers of the Company.


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES



                          Shares                                                   Value of Unexercised In-The-
                         Acquired       Value         Number of Unexercised       Money Options at Fiscal Year
Name                    On Exercise  Realized ($)  Options at Fiscal Year End (1)           End ($) (2)
--------------------    -----------  ------------  ------------------------------  -----------------------------
                                                   Exercisable    Unexercisable    Exercisable     Unexercisable
                        -----------  -----------   -----------    -------------    -----------     -------------
CURRENT MANAGEMENT
Terry J. Logan             -0-         $-0-          89,650         17,000           $17,050         $21,700
President and Chief
Executive Officer

FORMER MANAGEMENT
J. Patrick Nicholson       -0-         $-0-          87,500          5,000           $ 4,650         $ 3,100
Chief Executive Officer

(1) All options granted prior to November 1995 have been adjusted to reflect a one-for-four reverse stock split effective October 31, 1995.

(2) Options are "in-the-money" only if the closing market price of the common stock on December 31, 2002 exceeded the exercise price of the options. There were 14,000 options "in-the-money" that were held by Named Executive Officers of the Company on December 31, 2002 at $1.55 per share closing price.


COMPENSATION  OF  DIRECTORS

     Directors who are employees of the Company do not receive additional compensation for serving as Directors. Effective December 15, 2000, non-employee directors receive, as of the date of the Annual Stockholders Meeting, a stock option grant of 700 shares of Common Stock of the Company per meeting attended for the previous year, as approved by the Compensation Committee on December 14, 2000. The Directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees thereof.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     During the 2002 fiscal year, the members of the Compensation Committee consisted of Mr. Carroll, Mr. Haslinger and Mr. Wallace G. (Jack) Irmscher, who retired from the Board in February 2003 and was replaced by Mr. Copeland on the Committee, each of whom is a non-employee Director of the Company. Mr. Haslinger is a member of N-Viro Filipino, a licensee of the Company for the territory of the Philippine Islands, but has not received any fees or revenue from the Company other than the reimbursement of travel expenses for costs directly related to this territory. Mr. Copeland is an Agent of the Company for the territory of all of Africa except North Africa, but has not received any fees or revenue from the Company other than the reimbursement of travel expenses for costs directly related to this territory. Mr. Carroll, a consultant and sales representative to the Company, received fees of $60,000 in 2002 for consulting and sales assistance with the operations of the Company facilities located in Tennessee, North Carolina and South Carolina. Mr. Carroll was under contract with the Company, which ended December 31, 2002.

SECTION  16(A)  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and Executive Officers, and persons who own beneficially more than ten percent (10%) of the shares of common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the Directors and Executive Officers complied with all applicable filing requirements during the fiscal year ended December 31, 2002.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The Company had outstanding 2,577,433 shares of common stock, $.01 par value per share (the "shares of common stock"), on March 25, 2003. These shares of common stock constitute the only class of outstanding voting securities of the Company.

     At March 25, 2003, the following were the only persons known to the Company to own beneficially more than 5% of the outstanding shares of common stock:




                                         Shares of Common Stock   Percentage of Outstanding
Name and Address of Beneficial Owner       Beneficially Owned        Shares of Common Stock
------------------------------------     ----------------------   -------------------------

J. Patrick Nicholson (1)
2025 Richmond Rd.
Toledo, Ohio  43607                             558,538                     21.67%

N-Viro Energy Systems, Inc. (2)
3450 West Central Avenue, Suite 328
Toledo, Ohio  43606                             336,769                     13.07%

R. Francis DiPrete (3)
255 Ide Road
Scituate, RI 02857                              464,372                     18.02%

Worldtech Waste Management, Inc. (4)
272 Allison Gap Rd.
Saltville, VA  24370                            454,472                     17.63%

(1) The shares attributed to Mr. Nicholson include the 336,769 shares owned beneficially by N-Viro Energy Systems, Inc., of which Mr. Nicholson is the majority owner of the voting shares.

(2) N-Viro Energy Systems, Inc. was formerly the corporate general partner of N-Viro Energy Systems, Limited, a limited partnership that was terminated as of December 31, 2001 and was one of the predecessor entities that combined to form the Company in October 1993. The general partners of N-Viro Energy Systems, Limited were J. Patrick Nicholson, N-Viro Energy Systems, Inc., a corporation of which Mr. Nicholson is the controlling stockholder, and four trusts established for the benefit of Mr. Nicholson's children.

(3) Mr. DiPrete's shares include: 5,000 shares owned directly and 454,472 shares owned by Worldtech Waste Management, Inc., which may be deemed to be beneficially owned by Mr. DiPrete as a result of the positions he holds with Worldtech. Mr. DiPrete disclaims beneficial ownership of the 454,472 Company shares held by Worldtech because he is paid a salary by Worldtech for his services as an employee and otherwise has no economic interest in Worldtech except to the extent of his personal ownership of Worldtech shares.

(4) R. Francis DiPrete, a Director of the Company, is President and a Director of Worldtech.




     The following table sets forth, as of March 25, 2003, unless otherwise specified, certain information with respect to the beneficial ownership of the Company's shares of common stock by each person who is a Director of the Company, a nominee for the Board, each of the Named Executive Officers, and by the Directors and Executive Officers of the Company as a group. Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 2,577,433 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.



                                                Beneficial Ownership of
Name of Beneficial Owner                              Common Stock        Percent of Class
------------------------------------------      -----------------------   ----------------
Bobby B. Carroll                                       88,200 (1)             3.42%
B.K. Wesley Copeland                                   13,600 (2)              .53%
R. Francis DiPrete                                    464,372 (3)            18.02%
Daniel Haslinger                                       17,900 (4)              .69%
Phillip Levin                                             -0- (5)              -0-
Terry J. Logan                                         90,462 (6)             3.51%
James K. McHugh                                        45,521 (7)             1.77%
J. Patrick Nicholson                                  558,538 (8)            21.67%
Michael G. Nicholson                                   72,734 (9)             2.82%
                                                   ----------                ------
All Directors and Executive Officers as a
  group (9 persons)                                 1,351,327                52.43%

(1) Represents 81,600 shares of Common Stock owned by Mr. Carroll, and a total of 6,600 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.91 to $5.19 per share.

(2) Represents 6,100 shares of Common Stock owned by Mr. Copeland, and a total of 7,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.91 to $2.50 per share.

(3) Represents 5,000 shares of Common Stock owned by Mr. DiPrete, 454,472 shares owned by Worldtech Waste Management, Inc., a privately-held company of which may be deemed to be beneficially owned by Mr. DiPrete as a result of the positions he holds with Worldtech. Mr. DiPrete disclaims beneficial ownership of the 454,472 Company shares held by Worldtech because he is paid a salary by Worldtech for his services as an employee and otherwise has no economic interest in Worldtech except to the extent of his personal ownership of Worldtech shares. Also included is a total of 4,900 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.91 to $1.50 per share.

(4) Represents 11,500 shares of Common Stock owned by Mr. Haslinger, and a total of 6,400 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.91 to $5.19 per share.

(5) Represents 812 shares of Common Stock owned by Dr. Logan, and a total of 89,650 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.50 to $5.00 per share.

(6) Represents 796 shares of Common Stock owned by Mr. McHugh, and a total of 44,725 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.50 to $5.00 per share.

(7) Represents 133,554 shares of Common Stock owned by Mr. Nicholson, 715 shares owned by his spouse, 336,769 shares owned by N-Viro Energy Systems, Inc., a corporation of which Mr. Nicholson is the controlling shareholder, and a total of 87,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.50 to $5.00 per share.

(8) Represents 12,884 shares of Common Stock owned by Mr. Nicholson, and a total of 59,850 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.50 to $5.00 per share.

(9) Represents 252,246 shares of Common Stock owned by the Directors and Officers, 791,956 shares owned indirectly and a total of 307,125 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.91 to $5.19 per share.



                      EQUITY COMPENSATION PLAN INFORMATION




                                       Number of securities                              Number of securities remaining
                                          to be issued upon     Weighted-average        available for future issuance under
                                            exercise of         exercise price of          equity compensation plans
                                        outstanding options,   outstanding options,     (excluding securities reflected in
Plan category                           warrants and rights    warrants and rights                column (a))
-----------------------------------    --------------------    --------------------     ----------------------------------
Equity compensation plans approved
  by security holders                     573,825                   $2.47                        26,175

Equity compensation plans not
  approved by security holders                -0-                     -0-                           -0-
                                          -------                   -----
Total                                     573,825  $                $2.47                        26,175



ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     J. Patrick Nicholson, a consultant and Director of the Company, received fees of $54,000 in 2002 for consulting services pursuant to the terms of his Consulting Agreement dated December 2, 1999. Mr. Nicholson also received benefits of approximately $23,000 in 2002, including life insurance and medical benefit payments, pursuant to the terms of his Employment and Consulting Agreements dated December 2, 1999. In addition, loans totaling $1,700 were advanced to N-Viro Energy Systems, Inc., a corporation of which Mr. Nicholson is the controlling stockholder, increasing the balance owed the Company to $24,606, as disclosed in Note 2 in Notes to Consolidated Financial Statements.

     Bobby B. Carroll, a consultant and sales representative to and Director of the Company, received fees of $60,000 in 2002 for consulting and sales assistance with the operations of the Company facilities located in Tennessee, North Carolina and South Carolina. Mr. Carroll was under contract with the Company, which ended December 31, 2002.

     Michael Nicholson, the Chief Operating Officer and Director of the Company, was paid $90,430 and $90,480 in salary and bonuses, for 2002 and 2001, respectively. Mr. Nicholson is the son of J. Patrick Nicholson, Chairman and former Chief Executive Officer of the Company.

     In February 2003 the Company closed on an $845,000 credit facility with a local bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company will use the funds to refinance existing debt and to provide working capital. Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line will provide the Company with additional working capital, and the debt refinance will provide lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the financial institution to obtain Additional Collateral of $100,000 from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company has agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to two percent (2%) of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral, which fee originally shall be $2,000.00 per annum; (2) interest at an annual rate of 5% of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral beginning on the first anniversary date of the closing of the Credit Facility, and (3) grant, jointly, a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility.


ITEM  14.     CONTROLS  AND  PROCEDURES

     Within 90 days prior to the date of filing this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2002, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.


                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)1.  THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN PART II,
       ITEM 8:

         Report  of  Independent  Auditors
         Consolidated  balance  sheets
         Consolidated  statements  of  operations
         Consolidated  statements  of  stockholders'  equity
         Consolidated  statements  of  cash  flows
         Notes  to  consolidated  financial  statements

(A)2.  THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN ITEM 15 (D):

               Financial  Statements  of  Subsidiaries  not  Consolidated.

               All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(A)3.  EXHIBITS

       Exhibit
        Number   Description
        ------   -----------

          3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement of the Registrant on Form S-1 (Reg. No. 33-62766) (the "Registration Statement").)
          3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).
          10.1 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Form S-8 filed May 9,
               2000).
          10.2 Employment Agreement, dated December 2, 1999, between N-Viro International Corporation and J. Patrick Nicholson (incorporated by reference to Exhibit 1 to the Form 8-K dated December 2,
               1999).
          10.3 Transitional Consulting and Sales Representative Agreement, dated September 2, 1993, and amended January 1, 1994, between N-Viro International Corporation and Bobby B. Carroll (incorporated by reference to Exhibit 10.102 to Amendment No. 1 to the Registration Statement).
          10.4 Employment Agreement, dated June 14, 1999, between N-Viro International Corporation and Terry J. Logan (incorporated by reference to Exhibit 1 to the Form 8-K dated June 30, 1999) Certifications
          21.1 List  of  subsidiaries  of  the  Company.#
          24.1 Powers  of  Attorney.#
          99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               #Only  included  in  Form  10-K  filed  electronically  with  the
                    Securities  and  Exchange  Commission

(B)     REPORTS  ON  FORM  8-K

          None.

(C) The exhibits listed in Item 15(a)(3) are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Exchange Act.

(D)     FINANCIAL  STATEMENTS  OF  SUBSIDIARIES  NOT  CONSOLIDATED




                              FLORIDA N-VIRO, L.P.
                             ----------------------
                                Table of Contents
                              -------------------





------------------------------------------------
Independent Auditor's Report

Balance Sheets

Statement of Income (Loss) and Partners' Capital

Statement of Cash Flows

Notes to Financial Statements

      Joseph M. Cahill, Ltd. - Certified Public Accountant





                                   February  18,  2003


     INDEPENDENT  AUDITOR'S  REPORT


To  the  Partners
Florida  N-Viro,  L.P.
West  Chester,  Pennsylvania


I have audited the accompanying balance sheets of Florida N-Viro, L.P., (a Limited Partnership), as of December 31, 2002 and 2001, and the related statements of income (loss) and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida N-Viro, L.P. as of December 31, 2002 and 2001, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



JMC/rb







                                        /s/  Joseph  M.  Cahill,  Ltd.








         189 W. Lancaster Avenue Paoli, Pennsylvania 19301 610 889 3300
                                Fax 610 889 3303

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2002 and 2001
                           --------------------------

                                     ASSETS
                                     ------




                                                                                   2002        2001
                                                                                ----------  ----------
Current Assets:
    Cash                                                                        $  149,155  $    5,056
    Accounts Receivable (less reserve for
    doubtful accounts of $7,500 in 2002)                                           433,744     468,058
    Prepaid Expenses                                                                41,944     159,905
                                                                                ----------  ----------
    Total Current Assets                                                           624,843     633,019

  Property and Equipment
    Land                                                                           147,163     147,163
    Site improvements                                                              282,007     312,517
    Building                                                                     1,189,682   1,183,169
    Operating equipment                                                          1,244,595   1,242,795
    Furniture and fixtures                                                          12,565      13,215
                                                                                ----------  ----------
                                                                                 2,876,012   2,898,859

    Less Accumulated Depreciation                                                  947,517     785,827
                                                                                ----------  ----------
    Total Property and Equipment                                                 1,928,495   2,113,032
                                                                                ----------  ----------
Total Assets                                                                    $2,553,338  $2,746,051
                                                                                ==========  ==========









   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2002 and 2001
                           --------------------------

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------



                                            2002        2001
                                         ----------  ----------
  Current Liabilities:

    Payables:
      Trade                              $   93,472  $  337,800
    Notes payable - current                  47,731      64,199
    Notes payable - related party         1,182,539   1,008,672
    Accrued expenses                        214,002     199,419
                                         ----------  ----------
  Total Current Liabilities               1,537,744   1,610,090

  Long-term Liabilities:
    Notes Payable                            62,467     110,198
                                         ----------  ----------
    Total Liabilities                     1,600,211   1,720,288

  Partners' Capital                         953,127   1,025,763
                                         ----------  ----------
Total Liabilities and Partners' Capital  $2,553,338  $2,746,051
                                         ==========  ==========





   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                Statements of Income(Loss) and Partners' Capital
                ------------------------------------------------

                 For the years ended December 31, 2002 and 2001
                 ----------------------------------------------



                                         2002         2001
                                      -----------  -----------
Revenues                              $3,135,465   $2,930,294

Cost of sales                          2,774,725    2,839,116
                                      -----------  -----------
  Gross profit (loss)                    360,740       91,178

Selling, general and administrative      335,363      300,118
                                      -----------  -----------
Income (loss) from operations             25,377     (208,940)

Other income (expense):
  Interest income                            122            5
  Gain (loss) on sale of assets           (8,335)      (2,860)
  Interest expense                       (89,800)     (76,343)
                                      -----------  -----------
Total other income (expense)             (98,013)     (79,228)
                                      -----------  -----------
Net Income (loss)                        (72,636)    (288,168)

Beginning partners' capital            1,025,763    1,313,931

Ending partners' capital              $  953,127   $1,025,763
                                      ==========   ==========

   The accompanying notes are an integral part of these financial statements.



                              FLORIDA N-VIRO, L.P.
                              --------------------

                            Statements of Cash Flows
                            ------------------------

                 For the years ended December 31, 2002 and 2001
                 ----------------------------------------------




                                                          2002        2001
                                                       ----------  ----------
Cash flows from operating activities
  Net income (loss)                                    $ (72,636)  $(288,168)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                       175,192     183,891
      (Gain) loss on sale of assets                        8,335       2,890
  (Increase) decrease in:
    Accounts receivable-trade                             34,314    (112,963)
    Prepaid expenses                                     117,961    (134,118)

  Increase (decrease) in:
    Accounts payable-trade                              (244,328)    (16,855)
    Accounts payable-related party                             -     108,599
    Accrued expenses                                      14,584      35,174
                                                       ---------   ---------
Net cash provided (used) by
    operating activities                                  33,422    (221,550)

Cash flows from investing activities:
  Proceeds from the sale of assets                         9,322       8,367
  Purchase of property and equipment                      (8,313)    (37,356)
                                                       ---------   ---------
Net cash provided (used) by
    investing activities                                   1,009     (28,989)

Cash flows from financing activities:
  Proceeds from new borrowings                           173,867     360,000
  Payments on long-term debt                             (64,199)   (111,174)
                                                       ---------   ---------
Net cash provided (used) by
  financing activities                                   109,668     248,826
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents     144,099      (1,713)

Cash and cash equivalents at beginning of year             5,056       6,769
                                                       ---------   ---------
Cash and cash equivalents at end of year               $ 149,155   $   5,056
                                                       =========   =========
Supplemental disclosure for cash flows
  Interest Paid                                        $  14,146   $  20,220
                                                       =========   =========


   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 2002 and 2001
                           --------------------------


Note  A  -  Background
----------------------

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


Note  B  -  Summary  of  Accounting  Principles
-----------------------------------------------

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

                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------



                              Years of Useful Life
  Operating equipment                 5-10
  Furniture and fixtures               5-7
  Site improvements                     15
  Buildings                             39



     Depreciation amounted to $175,192 and $183,891 for 2002 and 2001, respectively.


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

     Advertising  expense  is $6,076 and $9,837 for 2002 and 2001, respectively.


Note  C  -  Related  Parties
----------------------------

     The Partnership had sales to a partner of $483,837 and $36,879 in 2002 and 2001, respectively.

     The Partnership has a revolving credit loan agreement with a partner and the note balances were $482,539 and $308,672 as of December 31, 2002 and 2001. The interest rate charged on the outstanding balance is prime plus 0.25%. The Partnership also has on demand notes payable to partners of $240,000 at an interest rate of 9.75% and $460,000 of notes payable at an interest rate of prime plus 0.25%.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------


     The Partnership rents equipment and personnel from a partner in the normal course of business. In 2002 and 2001, the equipment and personnel expenses were $204,462 and $162,055.



Note  D  -  Concentration  of  Credit  Risk
-------------------------------------------

     In the normal course of business, the Partnership extends credit to customers principally in the State of Florida. The Partnership has an allowance for doubtful accounts of $7,500 for the year 2002.

     The Partnership conducts a major portion of its business with several customers. For the year ended December 31, 2002, three customers accounted for 60% of total revenue. For 2001, four customers accounted for 59% of revenue.

     The Partnership maintains its operating checking account at a bank located in Southeastern Pennsylvania. The balance in this account may at times exceed the federally insured limit of $100,000.


NOTE  E  -  LONG-TERM  NOTES  PAYABLE
-------------------------------------

Long-term  notes  payable  consist  of  the  following:



                                                                      2002        2001
                                                                    --------    --------
     9.25% Note payable to bank, monthly payments
        of $2,245, including interest, secured by
        equipment, due August 2002                                       -       17,355

     10.007% Note payable to bank, monthly
        payments of $2,445, including interest,
        secured by equipment, due June 2005                          64,661      88,341


     10.257% Note payable to bank, monthly payments
        of $2,279, including interest, secured by
        equipment, due October 2004                                  45,537      68,701
                                                                    -------     -------

Total Long Term Debt                                               $110,198    $174,397
Less current maturities                                              47,731      64,199
                                                                    -------     -------
                                                                   $ 62,467    $110,198
                                                                   ========    ========



Maturities  of  Long  Term  Debt  are  as  follows:

                                              2003                   47,731
                                              2004                   48,216
                                              2005                   14,251
                                                                 ----------
                                                                 $  110,198
                                                                 ==========

                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------


Note  F  -  Lease  Commitments
------------------------------

The Partnership leases various equipment under operating leases that expire at various times through the year 2006.

The  following  is  a  schedule  detailing  future  minimum  lease  payments:

               Year  Ended  December  31
               -------------------------
                                    2003                  32,214
                                    2004                  23,198
                                    2005                  19,680
                                    2006                   3,280
                                                      ----------
                                                      $   78,372
                                                      ==========

Note  G  -  Working  Capital  Deficiency
----------------------------------------

The Partnership's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred losses over the past years and has working capital deficiencies as of December 31, 2002 and 2001.

Management believes that actions presently being taken to expand the customer base and revenues and for the partners to provide additional working capital when needed, will provide the opportunity for the Partnership to continue as a going concern.


Note  H  -  Reclassifications
-----------------------------

Reclassifications occurred to certain prior year amounts in order to conform with the current year classifications. The reclassifications have no effect on reported net income.

                              FLORIDA N-VIRO, L.P.
                             ----------------------

                                Table of Contents
                              -------------------



------------------------------------------------
Independent Auditor's Report

Balance Sheets

Statement of Income (Loss) and Partners' Capital

Statement of Cash Flows

Notes to Financial Statements


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



JMC/rb




                                        /s/  Joseph  M.  Cahill,  Ltd.




         189 W. Lancaster Avenue Paoli, Pennsylvania 19301 610 889 3300
                                Fax 610 889 3303

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2001 and 2000
                           --------------------------

                                     ASSETS
                                     ------




                                      2001        2000
                                   ----------  ----------
Current Assets:
    Cash                           $    5,056  $    6,769
    Accounts Receivable               468,058     355,095
    Prepaid Expenses                  159,905      25,787
                                   ----------  ----------
    Total Current Assets              633,019     387,651

  Property and Equipment
    Land                              147,163     147,163
    Site improvements                 312,517     285,519
    Building                        1,183,169   1,183,169
    Operating equipment             1,242,795   1,262,387
    Furniture and fixtures             13,215      13,215
                                   ----------  ----------
                                    2,898,859   2,891,453
                                   ----------  ----------

    Less Accumulated Depreciation     785,827     620,629
                                   ----------  ----------
    Total Property and Equipment    2,113,032   2,270,824
                                   ----------  ----------
Total Assets                       $2,746,051  $2,658,475
                                   ==========  ==========










   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2001 and 2000
                           --------------------------

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------



                                            2001        2000
                                         ----------  ----------
Current Liabilities:
    Payables:
      Trade                              $  337,800  $  354,655
      Related party                         308,672     200,073
    Notes payable - current                  64,199     111,942
    Notes payable - related party           700,000     340,000
    Accrued expenses                        199,419     164,245
                                          ---------   ---------
  Total Current Liabilities               1,610,090   1,170,915

  Long-term Liabilities:
  Notes Payable                             110,198     173,629
                                          ---------   ---------
  Total Liabilities                       1,720,288   1,344,544

  Partners' Capital                       1,025,763   1,313,931
                                          ---------   ---------
Total Liabilities and Partners' Capital  $2,746,051  $2,658,475
                                         ==========  ==========







   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                Statements of Income(Loss) and Partners' Capital
                ------------------------------------------------

                 For the years ended December 31, 2001 and 2000
                 ----------------------------------------------



                                         2001         2000
                                      -----------  -----------
Revenues                              $2,930,294   $2,777,606

Cost of sales                          2,839,116    2,802,843
                                      -----------  -----------
  Gross profit (loss)                     91,178      (25,237)

Selling, general and administrative      300,118      200,750
                                      -----------  -----------
Income (loss) from operations           (208,940)    (225,987)

Other income (expense):
  Interest income                              5          428
  Gain (loss) on sale of assets           (2,860)
  Interest expense                       (76,343)     (31,843)
                                      -----------  -----------
    Total other income (expense)         (79,228)     (31,415)
                                      -----------  -----------
Net Income (loss)                       (288,168)    (257,402)
                                      -----------  -----------

Beginning partners' capital            1,313,931    1,571,333

Ending partners' capital              $1,025,763   $1,313,931
                                      ==========   ==========






   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                            Statements of Cash Flows
                            ------------------------

                 For the years ended December 31, 2001 and 2000
                 ----------------------------------------------




                                                          2001        2000
                                                       ----------  ----------
Cash flows from operating activities
    Net income (loss)                                  $(288,168)  $(257,402)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                       183,891     201,971
      (Gain) loss on sale of assets                        2,890
    (Increase) decrease in:
      Accounts receivable-trade                         (112,963)   (128,193)
      Accounts receivable-related party                        -      14,387
      Prepaid expenses                                  (134,118)      4,524

  Increase (decrease) in:
    Accounts payable-trade                               (16,855)   (150,947)
    Accounts payable-related party                       108,599     195,073
    Accrued expenses                                      35,174     (16,443)
                                                       ----------  ----------
Net cash provided (used) by
    operating activities                                (221,550)   (137,030)

Cash flows from investing activities:
  Proceeds from the sale of assets                         8,367           -
  Acquisition of property and equipment                  (37,356)   (467,365)
                                                       ----------  ----------

Net cash provided (used) by
    investing activities                                 (28,989)   (467,365)

Cash flows from financing activities:
  Proceeds from new borrowings                           360,000     571,260
  Proceeds from contributed capital                            -           -
  Payments on long-term debt                            (111,174)    (81,634)
                                                       ----------  ----------

Net cash provided (used) by
  financing activities                                   248,826     489,626
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents      (1,713)   (114,769)

Cash and cash equivalents at beginning of year             6,769     121,538
                                                       ----------  ----------

Cash and cash equivalents at end of year               $   5,056   $   6,769
                                                       =========   =========

Supplemental disclosure for cash flows
Interest Paid                                          $  20,220   $  31,843
                                                       =========   =========


   The accompanying notes are an integral part of these financial statements.

                              FLORIDA N-VIRO, L.P.
                              --------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 2001 and 2000
                           --------------------------


Note  A  -  Background
----------------------

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


Note  B  -  Summary  of  Accounting  Principles
-----------------------------------------------

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

                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------

                                                Years of Useful Life

                         Operating equipment           5-10
                         Furniture and fixtures         5-7
                         Site improvements               15
                         Buildings                       39


     Depreciation amounted to $183,891 and $201,971 for 2001 and 2000, respectively
..

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


Note  C  -  Related  Parties
----------------------------

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


Note  D  -  Concentration  of  Credit  Risk
-------------------------------------------

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


NOTE  E  -  LONG-TERM  NOTES  PAYABLE
-------------------------------------

Long-term  notes  payable  consist  of  the  following:



                                              2001      2000
                                            --------  --------
  9.25% Note payable to bank, monthly
   payments of $2,245, including interest,
   secured by equipment, due August 2002      17,355    41,468

  10.007% Note payable to bank, monthly
  payments of $2,445, including interest,
   secured by equipment, due June 2005        88,341   105,965

  8.97% Note payable to bank, monthly
  payments of $745, including interest,
   secured by automobile, due May 2002             -    11,193

  10.037% Note payable to bank, monthly
  payments of $2,353, including interest,
  secured by equipment, due July 2001              -    13,711

  9.54% Note payable to bank, monthly
  payments of $2,550, including interest,
  secured by equipment, due October 2001           -    26,837


  10.257% Note payable to bank, monthly
  payments of $2,279, including interest,
  secured by equipment, due October 2004      68,701    86,397
                                            --------  --------

  Total Long Term Debt                      $174,397  $285,571
  Less current maturities                     64,199   111,942
                                            --------  --------
                                            $110,198  $173,629
                                            ========  ========


                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------


Maturities  of  Long  Term  Debt  are  as  follows:

                                              2002        $    64,199
                                              2003             47,731
                                              2004             48,216
                                              2005             14,251
                                                          -----------
                                                           $  174,397
                                                          ===========

Note  F  -  Lease  Commitments
------------------------------

The Partnership leases various equipment under operating leases that expire at various times through the year 2006.

The  following  is  a  schedule  detailing  future  minimum  lease  payments:

               Year  Ended  December  31
               -------------------------
                            2002                          $   25,295
                            2003                              21,663
                            2004                              19,847
                            2005                              19,847
                            2006                               3,308
                                                          ----------
                                                          $   89,960
                                                          ==========


Note  G  -  Working  Capital  Deficiency
----------------------------------------

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

                                                N-VIRO INTERNATIONAL CORPORATION
Dated:  May  12,  2003

By:  /s/  Terry  J.  Logan*
------------------------
     Terry  J.  Logan,  Chief  Executive  Officer  and  President
     (Principal  Executive  Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  May  12,  2003

/s/  Terry  J.  Logan,  Ph.D.*              /s/  J.  Patrick  Nicholson*
------------------------------              ----------------------------
Terry  J.  Logan,  Ph.D.,                   J.  Patrick Nicholson
Chief  Executive  Officer, ,                Chairman  of  the  Board
President  and  Director
(Principal  Executive  Officer)


/s/  Michael  G.  Nicholson*                /s/  James  K.  McHugh
----------------------------                ----------------------
Michael G. Nicholson, ,                     Chief Financial Officer,
Chief Operating Officer                     Secretary  and  Treasurer
Senior  Vice-President and Director         (Principal Financial and Accounting
Officer)


/s/  Phillip  Levin*                        /s/  R.  Francis  DiPrete*
--------------------                        --------------------------
Phillip  Levin,  Director                   R.  Francis  DiPrete,  Director


/s/  B.K.  Wesley  Copeland*                /s/  Bobby  B.  Carroll*
----------------------------                ------------------------
B.K.  Wesley  Copeland,  Director           Bobby  B.  Carroll,  Director


/s/  Daniel  J.  Haslinger*
---------------------------
Daniel  J.  Haslinger,  Director


*By:  /s/  James  K.  McHugh
----------------------------
James  K.  McHugh,  Attorney-in-Fact

                        N-Viro International Corporation
                                 Certifications


I,  Terry  J.  Logan,  President  and  Chief  Executive  Officer,  certify that:

1. I have reviewed this annual report on Form 10-K of N-Viro International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this annual report (the "Evaluation Date");

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May  12,  2003                 /s/  Terry  J.  Logan
                                       ------------------------------------
                                       President  and  Chief  Executive  Officer

                        N-Viro International Corporation
                                 Certifications


I,  James  K.  McHugh,  Chief  Financial  Officer,  certify  that:

1. I have reviewed this annual report on Form 10-K of N-Viro International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this annual report (the "Evaluation Date");

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May  12,  2003                         /s/  James  K.  McHugh
                                               ----------------------
                                               Chief  Financial  Officer