Form 10-Q
period 2003-03-31
N-VIRO INTERNATIONAL CORP
filed 2003-05-20
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(MARK  ONE)
X         QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                       OR
               TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER:  0-21802




                        N-VIRO INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                         34-1741211
        (STATE  OR  OTHER  JURISDICTION  OF        (IRS  EMPLOYER
          INCORPORATION  OR  ORGANIZATION)       IDENTIFICATION NO.)

       3450  W.  CENTRAL  AVENUE,  SUITE  328
       TOLEDO,  OHIO                                     43606
     (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)     (ZIP  CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (419) 535-6374

                              ---------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing  requirements  for  at  least  the  past  90  days.  Yes   X  No.
                                                                 ---

          Indicate  by check mark whether the registrant is an accelerated filer
(as  defined  in  Exchange  Act  Rule  12-2).  Yes  No    X
                                                        ----

          As of May 12, 2003, 2,577,433 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.



PART  I  -  FINANCIAL  INFORMATION


ITEM  1.        FINANCIAL  STATEMENTS


                              N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                                Three Months Ended March 31
                                                                      2003          2002
                                                                  ------------  -----------
Revenues. . . . . . . . . . . . . . . . . . . .                    $1,245,269   $1,417,779

Cost of revenues. . . . . . . . . . . . . . . .                       913,397      947,866
                                                                  ------------  -----------

Gross Profit. . . . . . . . . . . . . . . . . .                       331,872      469,913

Operating expenses:
Selling, general and administrative . . . . . .                       451,256      469,750
Patent litigation expense . . . . . . . . . . .                             -          545
                                                                  ------------  -----------
                                                                      451,256      470,295
                                                                  ------------  -----------

Operating loss. . . . . . . . . . . . . . . . .                      (119,384)        (382)

Nonoperating income (expense):
Interest and dividend income. . . . . . . . . .                         2,396        6,474
Interest expense. . . . . . . . . . . . . . . .                       (22,329)      (6,684)
Income from equity investment in joint venture.                         1,804       24,646
                                                                  ------------  -----------
                                                                      (18,129)      24,436
                                                                  ------------  -----------

Income (loss) before income taxes . . . . . . .                      (137,513)      24,054

Federal and state income taxes. . . . . . . . .                             -            -
                                                                  ------------  -----------

Net income (loss) . . . . . . . . . . . . . . .                     $(137,513)  $   24,054
                                                                    ==========  ===========


Basic and diluted earnings (loss) per share . .                     $   (0.05)  $     0.01
                                                                  ============  ===========

Weighted average common shares outstanding. . .                     2,577,433    2,577,433
                                                                  ============  ===========





                 See Notes to Consolidated Financial Statements




                                   N-VIRO INTERNATIONAL CORPORATION
                                      CONSOLIDATED BALANCE SHEETS

                                                                     'March 31, 2003    'December 31,
                                                                        (Unaudited)     2002 (Audited)
                                                                      -------------     --------------
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         13,698   $        4,935
Restricted . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -          400,000
Receivables:
Trade, net of allowance of $40,000 in 2003 and 2002. . . . . . . .           977,305          659,932
Notes and other. . . . . . . . . . . . . . . . . . . . . . . . . .            10,358           16,358
Prepaid expenses and other assets. . . . . . . . . . . . . . . . .           201,664          137,257
Inventory - stated at lower of cost or market. . . . . . . . . . .           117,440          117,440
                                                                    -----------------  ---------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . .         1,320,465        1,335,922

Property and Equipment . . . . . . . . . . . . . . . . . . . . . .           527,877          559,095

Investment in Florida N-Viro, L.P. . . . . . . . . . . . . . . . .           492,387          490,583

Intangible and Other Assets. . . . . . . . . . . . . . . . . . . .         1,617,244        1,641,990
                                                                    -----------------  ---------------

                                                                    $      3,957,973   $    4,027,590
                                                                    =================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt . . . . . . . . . . . . . . .  $        335,771   $      392,078
Line-of-credit . . . . . . . . . . . . . . . . . . . . . . . . . .           341,172          656,087
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         1,242,289          957,716
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .           437,275          370,251
                                                                    -----------------  ---------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . .         2,356,507        2,376,132

Long-term debt, less current maturities. . . . . . . . . . . . . .           514,259          426,738

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
2,700,933 shares . . . . . . . . . . . . . . . . . . . . . . . . .            27,010           27,010
Additional paid-in capital . . . . . . . . . . . . . . . . . . . .        13,495,602       13,495,602
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . .       (11,750,515)     (11,613,002)
                                                                    -----------------  ---------------
                                                                           1,772,097        1,909,610
Less treasury stock, at cost, 123,500 shares . . . . . . . . . . .           684,890          684,890
                                                                    -----------------  ---------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . .         1,087,207        1,224,720
                                                                    -----------------  ---------------

                                                                    $      3,957,973   $    4,027,590
                                                                    =================  ===============


                 See Notes to Consolidated Financial Statements




                               N-VIRO INTERNATIONAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                                 Three Months Ended March 31,
                                                                          2003         2002
                                                                      ----------    ---------

NET CASH USED BY OPERATING ACTIVITIES. . . . . . .                    $(102,845)    $(27,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Collections on notes receivable. . . . . . . . . .                        6,000        3,279
Advances to related party - net. . . . . . . . . .                            -         (800)
Purchases of property and equipment. . . . . . . .                         (870)     (14,933)
Expenditures for intangible assets . . . . . . . .                       (9,820)     (23,938)
                                                                       -----------    ---------
Net cash used in investing activities. . . . . . .                       (4,690)     (36,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Reductions to restricted cash and cash equivalents                      400,000            -
Net borrowings (payments) on line-of-credit. . . .                     (314,915)      80,000
Borrowings under long-term obligations . . . . . .                      336,003       71,811
Principal payments on long-term obligations. . . .                     (304,790)     (76,591)
                                                                     -----------    ---------
Net cash provided by financing activities. . . . .                      116,298       75,220
                                                                     ----------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . .                        8,763       11,247

CASH AND CASH EQUIVALENTS BEGINNING. . . . . . . .                        4,935       45,427
                                                              ------------------   ---------

CASH AND CASH EQUIVALENTS ENDING . . . . . . . . .                     $ 13,698     $ 56,674
                                                                     ===========    =========


Supplemental disclosure of cash flows information:
     Cash paid during the three months ended for interest              $ 22,827     $  8,522
                                                                     ===========    =========

Non-cash investing and financing activities:
     During the three months ending March 31, 2003, the Company paid $22,827 in interest.

     During the three months ended March 31, 2003, the Company issued stock warrants with a fair value of $30,000 as part of debt refinancing.











                 See Notes to Consolidated Financial Statements


                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2003 may not be indicative of the results of operations for the year ended December 31, 2003. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2002.

     The financial statements are consolidated as of March 31, 2003 and December 31, 2002 for the Company. Adjustments have been made to eliminate all intercompany transactions.

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

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at March 31, 2003.

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


2.     RELATED  PARTY  TRANSACTIONS

     The Company has an unsecured receivable from a related party, N-Viro Energy Systems, Inc., a corporation of which Mr. J. Patrick Nicholson is the controlling stockholder, of $24,606 at March 31, 2003. The amount due from the related party has been deemed to be noncurrent by management in the accompanying balance sheets. No additional advances were made to the related party during the quarter ended March 31, 2003.


3.     LONG-TERM  DEBT

     During the three months ended March 31, 2003, the Company closed on an $845,000 credit facility with a local bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1 1/2% and secured by a first lien on all assets of the Company. The Company will use the funds to refinance existing debt and to provide working capital. Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line will provide the Company with additional working capital, and the debt refinance will provide lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the financial institution to obtain Additional Collateral of $100,000 from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company has agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to two percent (2%) of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral, which fee originally shall be $2,000 per annum; (2) interest at an annual rate of 5% of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral beginning on the first anniversary date of the closing of the Credit Facility, and (3) grant, jointly, a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility. The value of the warrants is estimated to be $30,000 based upon a calculation using the Black-Scholes pricing model. In estimating the value of the warrants, the following assumptions were used: no assumed dividend rate; risk-free interest rate of 2.05% on expected life of 3 years; and expected price volatility of 108%. The fair value is being amortized over the 4-year life of the guarantee.


4.     CONTINGENCIES

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

     The Company leases its executive and administrative offices in Toledo, Ohio. The Company believes its relationship with its lessor is satisfactory. The total minimum annual rental commitment through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for the three months ended March 31, 2003 and 2002 is approximately $14,000 and $15,600, respectively. The Company also leases various equipment on a month-to-month basis.

     During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One employment agreement expired in July 2002 and the other will expire in June 2004. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement totaled approximately $135,800 at March 31, 2003. The cost was recognized over the term of the employment agreement. The Company charged $1,524 in payments against the liability for the three months ended March 31, 2003. The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require the officers to provide minimum future services to be eligible for compensation.


5.     NEW  ACCOUNTING  STANDARDS

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

     For the first quarter of 2003, approximately 40% of the Company's revenue is from management operations, 57% from other domestic operations, 2% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality.

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

     The Research and Development segment accounts for approximately 2% of the total year-to-date revenue of the Company, and is unlike any other revenue in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.


     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended March 31, 2003 and 2002 (dollars in thousands):



                                      Other
                       Management    Domestic      Foreign     Research &
                       Operations   Operations   Operations    Development   Total
                       -----------  -----------  -----------  -------------  ------

                                                2003
                       ------------------------------------------------------------
  Revenues. . . . . .  $       503  $       707  $        12  $         23   $1,245
  Cost of revenues. .          347          542            -            24      913
  Segment profits . .          156          165           12            (1)     332
  Identifiable assets          366          101            -             -      467
  Depreciation. . . .           14           11            -             -       25

                                                2002
                       ------------------------------------------------------------
  Revenues. . . . . .  $       519  $       784  $        13  $        102   $1,418
  Cost of revenues. .          383          463            1           101      948
  Segment profits . .          136          321           12             1      470
  Identifiable assets          303           83            -            49      435
  Depreciation. . . .            8           10            -             2       20


A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the quarters ended March 31, 2003 and 2002 is as follows (dollars in thousands):



                                                   2003     2002
                                                  -------  -------
  Segment profits:
  Segment profits for reportable segments. . . .  $  332   $  470
  Corporate selling, general and administrative
  expenses and research and development costs. .    (451)    (470)
  Other income (expense) . . . . . . . . . . . .     (19)      24
                                                  -------  -------
  Consolidated earnings before taxes . . . . . .  $ (138)  $   24
                                                  =======  =======

  Identifiable assets:
  Identifiable assets for reportable segments. .  $  467   $  435
  Corporate property and equipment . . . . . . .      61      145
  Current assets not allocated to segments . . .   1,330    1,680
  Intangible and other assets not allocated to
  segments . . . . . . . . . . . . . . . . . . .   2,334    2,505
  Consolidated eliminations. . . . . . . . . . .    (234)    (234)
                                                  -------  -------
  Consolidated assets. . . . . . . . . . . . . .  $3,958   $4,531
                                                  =======  =======

  Depreciation and amortization:
  Depreciation for reportable segments . . . . .  $   25   $   20
  Corporate depreciation and amortization. . . .      42       40
                                                  -------  -------
  Consolidated depreciation and amortization . .  $   67   $   60
                                                  =======  =======


7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

     Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation. The Company owns a 47.5% interest in the joint venture.

     Condensed financial information of the partnership for the quarters ended March 31, 2003 and 2002 is as follows:




                                              Quarter Ended March 31,
                                             ------------------------
                                                  2003         2002
                                                 -------    --------
Net sales . . . . . . . . . . . .                  $905,532  $962,073
Gross profit. . . . . . . . . . .                    61,100   107,456
Income from continuing operations                     3,797    51,887
Net income. . . . . . . . . . . .                     3,797    51,887


8.     STOCK  OPTIONS

     The Company accounts for stock-based compensation issued to its employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of options granted was determined using the Black-Scholes option pricing model.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:



                                                                       Three Months Ended March 31,
                                                                      -----------------------------
                                                                          2003           2002
                                                                      -----------    -----------
  Net income (loss), as reported . . . . . . . . . . . . . . . . . .  $ (137,513)     $  24,054

  Deduct: Total stock-based employee compensation
           expense determined under fair value based method for all
           awards, net of related tax effects. . . . . . . . . . . .     (18,621)       (65,287)
                                                                      -----------      ---------

  Pro forma net income (loss). . . . . . . . . . . . . . . . . . . .    (156,134)       (41,233)

  Earnings (loss) per share:
  Basic and diluted - as reported. . . . . . . . . . . . . . . . . .  $    (0.05)      $   0.01
                                                                      ===========      =========

  Basic and diluted - pro-forma. . . . . . . . . . . . . . . . . . .  $    (0.06)      $  (0.02)
                                                                      ===========      =========



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

     Total revenues were $1,245,000 for the quarter ended March 31, 2003 compared to $1,418,000 for the same period of 2002. The net decrease in revenue is due primarily to a decrease in facility management fees, one-time licenses and research and development revenue. The Company's cost of revenues decreased to $913,000 in 2003 from $948,000 for the same period in 2002, and the gross profit percentage decreased to 27% from 33% for the quarters ended March 31, 2003 and 2002. This decrease in gross profit percentage is primarily due to the decreased share of one-time license revenue in the first quarter of 2003 compared to 2002, and increased costs associated with the sale of alkaline admixture and the Company's soil blending operation for the same period.
Operating expenses decreased for the comparative period, while the Company's share of the income of a joint venture, the Company's interest in Florida N-Viro, L.P., decreased for the same period of 2003. These changes collectively resulted in a net loss of approximately $138,000 for the quarter ended March 31, 2003 compared to net income of $24,000 for the same period in 2002.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 WITH THREE MONTHS ENDED MARCH 31, 2002

     Overall revenue decreased $173,000, or 12%, to $1,245,000 for the quarter ended March 31, 2003 from $1,418,000 for the quarter ended March 31, 2002. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $6,000 from the same period ended in 2002;

     b) Revenue from the service fees for the management of alkaline admixture increased $34,000 from the same period ended in 2002;

     c) The Company's processing revenue, including facility management revenue, showed a net decrease of $50,000 over the same period ended in 2002;

     d) Miscellaneous revenues increased $16,000 from the same period ended in 2002;

     e) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the period, a decrease of $92,000 from 2002; and,

     f) Research and development revenue decreased $75,000 from the same period ended in 2002.

     Gross profit decreased $138,000, or 29%, to $332,000 for the three months ended March 31, 2003 from $470,000 for the three months ended March 31, 2002. This decrease in gross profit was primarily due to the decrease in one-time license fee and facility management revenue, in addition to an increase in the cost of supplying alkaline admixture to all domestic facilities and cost of the Company's soil blending operation. The gross profit margin decreased to 27% from 33%, and was primarily due to the decreased one-time license revenue in the first quarter of 2003 compared to 2002 and increased costs associated with the sale of alkaline admixture and the Company's soil blending operation for the same period.

     Operating expenses decreased $19,000, or 4%, to $451,000 for the three months ended March 31, 2003 from $470,000 for the three months ended March 31, 2002. The decrease was primarily due to a decrease of $49,000 in personnel-related and selling costs, partially offset by an increase in outside professional fees of $30,000.

     As a result of the foregoing factors, the Company recorded an operating loss of $119,000 for the three months ended March 31, 2003 compared to an operating loss of $400 for the three months ended March 31, 2002, an increase in the loss of approximately $119,000.

     Net nonoperating expense decreased by $43,000 to a net nonoperating expense of $18,000 for the three months ended March 31, 2003 from net nonoperating income of $25,000 for the three months ended March 31, 2002. The decrease was primarily due to an increase in interest expense of $16,000 and a decrease of $23,000 in the equity of a joint venture, to $2,000 in 2003 from $25,000 in 2002.

     The Company recorded a net loss of $138,000 for the three months ended March 31, 2003 compared to net income of $24,000 for the same period ended in 2002, a decrease in net profit of approximately $162,000.

     For the three months ended March 31, 2003 and 2002, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had a working capital deficit of $1,026,000 at March 31, 2003, compared to a working capital deficit of $1,040,000 at December 31, 2002, an increase in working capital of $14,000. Current assets at March 31, 2003 included cash and investments of $15,000, which is a decrease of $391,000 from December 31, 2002. This decrease in cash and investments was the result of the Company closing on an $845,000 credit facility with a local bank, and redeeming its $400,000 certificate of deposit in the transaction. The increase in working capital was principally due to the credit facility obtained which assisted in refinancing existing short-term debt to long-term, but offset by the operating loss for the three month period.

     In the first quarter of 2003 the Company's cash flow generated from operations was a deficit of $103,000, a decrease of approximately $75,000 from 2002. No unusual cash transactions were recorded in the first quarter of 2003 that affected cash flow from operations.

     In February 2003 the Company closed on an $845,000 credit facility with a local bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1 1/2% and secured by a first lien on all assets of the Company. The Company will use the funds to refinance existing debt and to provide working capital. Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line will provide the Company with additional working capital, and the debt refinance will provide lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the financial institution to obtain Additional Collateral of $100,000 from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company has agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to two percent (2%) of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral, which fee originally shall be $2,000.00 per annum; (2) interest at an annual rate of 5% of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral beginning on the first anniversary date of the closing of the Credit Facility, and (3) grant, jointly, a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility.

     The normal collection period for accounts receivable are approximately 45-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The Company did not change its reserve for bad debts during the first quarter of 2003.

     The Company is currently actively pursuing sale of its investment in Florida N-Viro, LP, which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because these efforts are still in progress, there can be no assurance the Company will successfully complete these negotiations.

     The Company paid certain amounts due to Hydropress Environmental Services, Inc. ("Hydropress") under a Settlement Agreement dated December 14, 2001 and pursuant to the terms of a promissory note (the "Hydropress Note"). The original principal amount of the Hydropress Note was $204,587, was non-interest bearing and matured on October 15, 2002 with a balloon payment of $144,587. At September 30, 2002, the outstanding principal balance on the Hydropress Note was $144,587, which was paid in full to Hydropress in October 2002. In conjunction with the final discharge of the Hydropress Note, the Company arranged an unsecured loan from a third-party licensee for $144,587, with monthly payments of $13,966 due for one year through October 15, 2003. At March 31, 2003, the outstanding principal balance on the note was $89,190.

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

THE COMPANY'S CUSTOMER CONTRACTS MAY BE TERMINATED PRIOR TO THE EXPIRATION OF THEIR TERM.

     A substantial portion of the Company's revenue is derived from services provided under contracts and agreements with existing licensees. Some of these contracts, especially those contracts with large municipalities, provide for termination of the contract by the customer after giving relative short notice (in some cases as little as ten days). In addition, some of these contracts contain liquidated damages clauses, which may or may not be enforceable in the event of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and we are not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on our business and financial condition.

A SIGNIFICANT AMOUNT OF THE COMPANY'S BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS.

     The Company's business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the quarter ended March 31, 2003, our single largest customer accounted for approximately 40 percent of our revenues and our top three customers accounted for approximately 69 percent of our revenues.

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

FUEL  COST  VARIATION  COULD  AFFECT  OPERATING  RESULTS  AND  EXPENSES

     The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including demand for oil and gas, actions by OPEC and other oil and gas producers, and war in oil producing countries. Because fuel is needed for the trucks that purchase the processing materials and supplies for our customers, price escalations or reductions in the supply of fuel could increase operating expenses and have a negative impact on the results of operations. The Company is not always able to pass through all or part of the increased fuel costs due to the terms of certain customers' contracts and the inability to negotiate such pass through costs in a timely manner.

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


ITEM  3.        QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     None.


ITEM  4.        CONTROLS  AND  PROCEDURES

     Within 90 days prior to the date of filing this Annual Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2003, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.



                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

          None

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None


ITEM  5.  OTHER  INFORMATION

     CHANGES  IN  REGISTRANT'S  BOARD  OF  DIRECTORS

          On February 13, 2003, Wallace G. (Jack) Irmscher resigned as a Class III member of the Board of Directors of the Company, effective at the end of the Board meeting held that day.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:
               Exhibit 99.1 - Certification(s) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K:

               The Company filed a report on Form 8-K dated February 26, 2003, to disclose the closing on an $845,000 credit facility.

               The Company filed a report on Form 8-K dated March 4, 2003, to announce the date of the 2003 Annual Stockholders Meeting.



                        N-VIRO INTERNATIONAL CORPORATION




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          N-VIRO  INTERNATIONAL  CORPORATION





Date:           May 20,  2003         /s/  Terry  J.  Logan
          ------------------          ---------------------
                                      Terry  J.  Logan
                                      Chief  Executive  Officer  and  President
                                     (Principal  Executive  Officer)




Date:           May 20,  2003         /s/  James  K.  McHugh
          ------------------          ----------------------
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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May  20,  2003                /s/  Terry  J.  Logan
                                      ---------------------
                                      President  and  Chief  Executive  Officer

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

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May  20,  2003                    /s/  James  K.  McHugh
                                          ----------------------
                                          Chief  Financial  Officer