Form 10-Q
period 2003-06-30
N-VIRO INTERNATIONAL CORP
filed 2003-09-11
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(MARK  ONE)
X         QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR
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

          Indicate  by check mark whether the registrant is an accelerated filer
(as  defined  in  Exchange  Act  Rule  12-2).  Yes  No   X
                                                        ---

          As  of  August  6,  2003,  2,577,433  shares  of  N-Viro International
Corporation  $  .01  par  value  common  stock  were  outstanding.


PART  I  -  FINANCIAL  INFORMATION


ITEM  1.        FINANCIAL  STATEMENTS


                                     N-VIRO INTERNATIONAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                     Three Months Ended June 30  Six Months Ended June 30
                                                          2003         2002         2003         2002
                                                       -----------  -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . . . . . . . . . .  $1,408,122   $1,240,414   $2,653,391   $2,658,193

Cost of revenues. . . . . . . . . . . . . . . . . . .   1,061,963      878,188    1,975,360    1,826,054
                                                       -----------  -----------  -----------  -----------

Gross Profit. . . . . . . . . . . . . . . . . . . . .     346,159      362,226      678,031      832,139

Operating expenses:
Selling, general and administrative . . . . . . . . .     643,799      512,118    1,095,067      981,869
Patent litigation expense . . . . . . . . . . . . . .           -            -            -          545
                                                       -----------  -----------  -----------  -----------
                                                          643,799      512,118    1,095,067      982,414
                                                       -----------  -----------  -----------  -----------

Operating loss. . . . . . . . . . . . . . . . . . . .    (297,640)    (149,892)    (417,036)    (150,275)

Nonoperating income (expense):
Interest and dividend income. . . . . . . . . . . . .           -        8,865        2,396       15,339
Interest expense. . . . . . . . . . . . . . . . . . .     (72,293)     (12,962)     (94,623)     (19,645)
Income (loss) from equity investment in joint venture     (14,627)      27,616      (12,824)      52,262
                                                       -----------  -----------  -----------  -----------
                                                          (86,920)      23,519     (105,051)      47,956
                                                       -----------  -----------  -----------  -----------

Loss before income taxes. . . . . . . . . . . . . . .    (384,560)    (126,373)    (522,087)    (102,319)

Federal and state income taxes. . . . . . . . . . . .           -            -            -            -
                                                       -----------  -----------  -----------  -----------

Net loss. . . . . . . . . . . . . . . . . . . . . . .  $ (384,560)  $ (126,373)  $ (522,087)  $ (102,319)
                                                       ===========  ===========  ===========  ===========


Basic and diluted loss per share. . . . . . . . . . .  $    (0.15)  $    (0.05)  $    (0.20)  $    (0.04)
                                                       ===========  ===========  ===========  ===========

Weighted average common shares outstanding. . . . . .   2,577,433    2,577,433    2,577,433    2,577,433
                                                       ===========  ===========  ===========  ===========





                 See Notes to Consolidated Financial Statements


                                              N-VIRO INTERNATIONAL CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS


                                                                    June 30, 2003                        December 31, 2002
                                                                       (Unaudited)                           (Audited)
                                                                    --------------------------  ----------------------------
ASSETS
------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  32,897   $                     4,935
Restricted . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          -                       400,000
Receivables:
Trade, net of allowance of $40,000 in 2003 and 2002. . . . . . . .                  1,124,260                       659,932
Notes and other. . . . . . . . . . . . . . . . . . . . . . . . . .                      4,358                        16,358
Prepaid expenses and other assets. . . . . . . . . . . . . . . . .                    170,503                       137,257
Inventory - stated at lower of cost or market. . . . . . . . . . .                    117,440                       117,440
                                                                    --------------------------  ----------------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . .                  1,449,458                     1,335,922

Property and Equipment . . . . . . . . . . . . . . . . . . . . . .                    539,891                       559,095

Investment in Florida N-Viro, L.P. . . . . . . . . . . . . . . . .                    477,759                       490,583

Intangible and Other Assets. . . . . . . . . . . . . . . . . . . .                  1,602,234                     1,641,990
                                                                    --------------------------  ----------------------------

                                                                    $               4,069,342   $                 4,027,590
                                                                    ==========================  ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt . . . . . . . . . . . . . . .  $                 296,694   $                   392,078
Line-of-credit . . . . . . . . . . . . . . . . . . . . . . . . . .                    436,172                       656,087
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .                  1,634,353                       957,716
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .                    481,567                       370,251
                                                                    --------------------------  ----------------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . .                  2,848,786                     2,376,132

Long-term debt, less current maturities. . . . . . . . . . . . . .                    481,922                       426,738

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
2,700,933 shares . . . . . . . . . . . . . . . . . . . . . . . . .                     27,010                        27,010
Additional paid-in capital . . . . . . . . . . . . . . . . . . . .                 13,531,602                    13,495,602
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . .                (12,135,088)                  (11,613,002)
                                                                    --------------------------  ----------------------------
                                                                                    1,423,524                     1,909,610
Less treasury stock, at cost, 123,500 shares . . . . . . . . . . .                    684,890                       684,890
                                                                    --------------------------  ----------------------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . .                    738,634                     1,224,720
                                                                    --------------------------  ----------------------------

                                                                    $               4,069,342   $                 4,027,590
                                                                    ==========================  ============================


                 See Notes to Consolidated Financial Statements


                               N-VIRO INTERNATIONAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                                   Six Months Ended June 30,
                                                                          2003         2002
                                                                       ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        $(81,092)    $105,417
CASH FLOWS FROM INVESTING ACTIVITIES
Collections on notes receivable. . . . . . . . . . .                      12,000       3,271
Advances to related party - net. . . . . . . . . . .                           -      (1,100)
Purchases of property and equipment. . . . . . . . .                     (12,976)    (23,527)
Expenditures for intangible assets . . . . . . . . .                     (29,855)    (53,063)
                                                                       ----------  ----------
Net cash used in investing activities. . . . . . . .                     (30,831)    (74,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Reductions to restricted cash and cash equivalents .                     400,000           -
Net borrowings (payments) on line-of-credit. . . . .                    (219,915)    106,387
Borrowings under long-term obligations . . . . . . .                     336,003      71,811
Principal payments on long-term obligations. . . . .                    (376,203)   (210,757)
                                                                       ----------  ----------
Net cash provided (used) by financing activities . .                     139,885     (32,559)
                                                                       ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      27,962      (1,561)

CASH AND CASH EQUIVALENTS BEGINNING. . . . . . . . .                       4,935      45,427
                                                                       ----------  ----------

CASH AND CASH EQUIVALENTS ENDING . . . . . . . . . .                    $ 32,897   $  43,866
                                                                       ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the six months ended for interest .                    $ 56,400   $  24,269
                                                                       ==========  ==========

During  the  six  months  ended  June  30,  2003,  the  Company  issued  stock  warrants with  a  fair  value  of  $30,000  as  part  of  debt  refinancing.

During  the  six  months  ended  June  30,  2003,  the  Company  purchased  a  truck with  a  fair  value  of  $44,000,  for  $10,000 cash and sale of product for the balance.



                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2003 may not be indicative of the results of operations for the year ended December 31, 2003. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2002.

     The financial statements are consolidated as of June 30, 2003 and December 31, 2002 for the Company. Adjustments have been made to eliminate all intercompany transactions.

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

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at June 30, 2003.

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


2.     RELATED  PARTY  TRANSACTIONS

     The Company has an unsecured receivable from a related party, N-Viro Energy Systems, Inc., a corporation of which Mr. J. Patrick Nicholson is the controlling stockholder, of $24,606 at June 30, 2003. The amount due from the related party has been deemed to be noncurrent by management in the accompanying balance sheets. No additional advances were made to the related party during the six months ended June 30, 2003.


3.     LONG-TERM  DEBT

     During the six months ended June 30, 2003, the Company closed on an $845,000 credit facility with a local bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1 1/2% and secured by a first lien on all assets of the Company. The Company will use the funds to refinance existing debt and to provide working capital. Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line will provide the Company with additional working capital, and the debt refinance will provide lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the financial institution to obtain additional collateral of $100,000 (the "Additional Collateral") from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company has agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to two percent (2%) of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral, which fee originally shall be $2,000 per annum; (2) interest at an annual rate of 5% of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral beginning on the first anniversary date of the closing of the Credit Facility, and (3) grant, jointly, a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility. The value of the warrants is estimated to be $30,000 based upon a calculation using the Black-Scholes pricing model. In estimating the value of the warrants, the following assumptions were used: no assumed dividend rate; risk-free interest rate of 2.05% on expected life of 3 years; and expected price volatility of 108%. The fair value is being amortized over the 4-year life of the guarantee.

     The Company is in violation of financial covenants contained in the agreement, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, of which requires positive earnings. The Company's bank waived this violation in light of the Company's net loss for the six months ended June 30, 2003.


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

     The Company leases its executive and administrative offices in Toledo, Ohio. The Company believes its relationship with its lessor is satisfactory. The total minimum annual rental commitment through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for the six months ended June 30, 2003 and 2002 is approximately $28,100 and $31,200, respectively. The Company also leases various equipment on a month-to-month basis.

     During 1999, the Company entered into employment and consulting agreements with two officers of the Company. One employment agreement expired in July 2002 and the other will expire in June 2004. Future compensation amounts are to be determined annually by the Board. In addition, one of the agreements provides for payment of life insurance premiums and the provision of health insurance coverage to the officer and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement totalled approximately $134,200 at June 30, 2003. The cost was recognized over the term of the employment agreement. The Company charged $3,074 in payments against the liability for the six months ended June 30, 2003. The consulting agreements begin upon termination of the respective employment agreements and extend through July 2015 and June 2014, respectively. The agreements require the officers to provide minimum future services to be eligible for compensation.


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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modifies after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the application of the provisions of SFAS No. 149 to have a material impact on its financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the application of the provisions of SFAS No. 150 to have a material impact on its financials position, results of operations or cash flows.

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

     For the second quarter of 2003, approximately 36% of the Company's revenue is from management operations, 61% from other domestic operations, 2% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended June 30, 2003 and 2002 (dollars in thousands):


                                                                  Other
                                                    Management   Domestic      Foreign     Research &
                                                    Operations   Operations   Operations   Development   Total
                                  ----------------------------  -----------  -----------  ------------  ------

                                                              Quarter Ended June 30, 2003
                                                              ----------------------------
Revenues . . . . . . . . . . . .                  $        504  $       868  $        13  $         23  $1,408
Cost of revenues . . . . . . . .                           368          674            -            20   1,062
Segment profits. . . . . . . . .                           136          194           13             3     346
Identifiable assets. . . . . . .                           395           93            -             -     488
Depreciation . . . . . . . . . .                            17           10            -             -      27

  Quarter Ended June 30, 2002
--------------------------------
Revenues . . . . . . . . . . . .                  $        622  $       582  $        13  $         24  $1,241
Cost of revenues . . . . . . . .                           407          461            1            10     879
Segment profits. . . . . . . . .                           215          121           12            14     362
Identifiable assets. . . . . . .                           365           79            -            47     491
Depreciation . . . . . . . . . .                            13           10            -             2      25


  Six Months Ended June 30, 2003
--------------------------------
Revenues . . . . . . . . . . . .                  $      1,007  $     1,575  $        25  $         46  $2,653
Cost of revenues . . . . . . . .                           715        1,216            -            44   1,975
Segment profits. . . . . . . . .                           292          359           25             2     678
Identifiable assets. . . . . . .                           395           93            -             -     488
Depreciation . . . . . . . . . .                            31           21            -             -      52

  Six Months Ended June 30, 2002
--------------------------------
Revenues . . . . . . . . . . . .                  $      1,141  $     1,366  $        25  $        126  $2,658
Cost of revenues . . . . . . . .                           790          924            1           111   1,826
Segment profits. . . . . . . . .                           351          442           24            15     832
Identifiable assets. . . . . . .                           365           79            -            47     491
Depreciation . . . . . . . . . .                            21           20            -             4      45





A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended June 30, 2003 and 2002 is as follows (dollars in thousands):


                                                 Three Months        Six Months
                                                 Ended June 30,     Ended June 30,
                                                 -------------      -------------
                                                 2003     2002      2003     2002
                                                 ----     ----      ----     ----
Segment profits:
Segment profits for reportable segments. . . .  $  346   $  362   $   678   $  832
Corporate selling, general and administrative
expenses and research and development costs. .    (644)    (512)   (1,095)    (982)
Other income (expense) . . . . . . . . . . . .     (87)      24      (105)      48
                                                -------  -------  --------  -------
Consolidated earnings before taxes . . . . . .  $ (385)  $ (126)  $  (522)  $ (102)
                                                =======  =======  ========  =======

Identifiable assets:
Identifiable assets for reportable segments. .  $  488   $  491   $   488   $  491
Corporate property and equipment . . . . . . .      52      130        52      130
Current assets not allocated to segments . . .   1,449    1,433     1,449    1,433
Intangible and other assets not allocated to
segments . . . . . . . . . . . . . . . . . . .   2,314    2,516     2,314    2,516
Consolidated eliminations. . . . . . . . . . .    (234)    (234)     (234)    (234)
                                                -------  -------  --------  -------
Consolidated assets. . . . . . . . . . . . . .  $4,069   $4,336   $ 4,069   $4,336
                                                =======  =======  ========  =======

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $   27   $   25   $    52   $   45
Corporate depreciation and amortization. . . .      42       41        84       69
                                                -------  -------  --------  -------
Consolidated depreciation and amortization . .  $   69   $   66   $   136   $  114
                                                =======  =======  ========  =======








7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

     Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation. The Company owns a 47.5% interest in the joint venture.

     Condensed financial information of the partnership for the quarters ended June 30, 2003 and 2002 is as follows:

                                                         Quarter Ended June 30
                                                          ---------------------
                                                          2003             2002
                                                          ----             ----
           Net sales                                 $  603,243       $  866,547
           Gross profit                                  30,184          122,434
           Income (loss) from continuing operations     (30,794)          58,139
           Net income (loss)                            (30,794)          58,139


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

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:



                                               Three Months               Six Months
                                               Ended June 30,            Ended June 30,
                                          ---------------------       -------------------
                                               2003        2002        2003        2002
                                            ----------  ----------  ----------  ----------

Net loss, as reported                       $(384,560)  $(126,373)  $(522,087)  $(102,319)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects. . . . . . .    (20,294)    (65,287)    (38,915)   (130,574)
                                            ----------  ----------  ----------  ----------

Pro forma net loss . . . . . . . . . . . .  $(404,854)  $(191,660)  $(561,002)  $(232,893)
                                            ==========  ==========  ==========  ==========

Loss per share:
Basic and diluted - as reported. . . . . .  $   (0.15)  $   (0.05)  $   (0.20)  $   (0.04)
                                            ==========  ==========  ==========  ==========

Basic and diluted - pro-forma. . . . . . .  $   (0.16)  $   (0.07)  $   (0.22)  $   (0.09)
                                            ==========  ==========  ==========  ==========




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

     Total revenues were $1,408,000 for the quarter ended June 30, 2003 compared to $1,240,000 for the same period of 2002. The net increase in revenue is due primarily to an increase in the management of alkaline admixture. The Company's cost of revenues increased to $1,062,000 in 2003 from $878,000 for the same period in 2002, and the gross profit percentage decreased to 25% from 29% for the quarters ended June 30, 2003 and 2002, respectively. The decrease in gross profit percentage was the net result of an increase in costs on purchasing the alkaline admixture used in the process, offset by a decrease in costs to start up the soil blending operation, started in May, 2002. Operating expenses increased for the comparative period, while the Company's share of the income of a joint venture, the Company's interest in Florida N-Viro, L.P., decreased for the same period of 2003. These changes collectively resulted in a net loss of approximately $385,000 for the quarter ended June 30, 2003 compared to a net loss of $126,000 for the same period in 2002.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 WITH THREE MONTHS ENDED JUNE 30, 2002

     Overall revenue increased $168,000, or 14%, to $1,408,000 for the quarter ended June 30, 2003 from $1,240,000 for the quarter ended June 30, 2002. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $60,000 from the same period ended in 2002;

     b) Revenue from the service fees for the management of alkaline admixture increased $189,000 from the same period ended in 2002;

     c) The Company's processing revenue, including facility management revenue, showed a net decrease of $99,000 over the same period ended in 2002;

     d) Miscellaneous revenues increased $15,000 from the same period ended in 2002;

     e) Research and development revenue increased $2,000 from the same period ended in 2002.

     Gross profit decreased $16,000, or 4%, to $346,000 for the three months ended June 30, 2003 from $362,000 for the three months ended June 30, 2002. This decrease in gross profit was primarily due to the Company's higher percentage of overall sales from alkaline admixture and the service fees for the management of alkaline admixture. The gross profit margin decreased to 25% from 29%, and was the net result of an increase in costs on purchasing the alkaline admixture used in the process, offset by a decrease in costs to start up the soil blending operation, started in May, 2002.

     Operating expenses increased $132,000, or 26%, to $644,000 for the three months ended June 30, 2003 from $512,000 for the three months ended June 30, 2002. The increase was primarily due to an increase of $232,000 in insurance and outside professional fees, partially offset by a decrease of $100,000 in personnel-related, selling and stockholder relation costs. Included in the increase of $232,000 for insurance and outside professional fees was $86,000 for expenses related to a derivative action filed by a stockholder, and $82,000 in one-time costs, paid for in the prior year and previously deferred in the Company's balance sheet, related to the contracts with investment banking firms to obtain equity and debt financing. See Part II Item I "Legal Proceedings" and following this section, "Liquidity and Capital Resources", respectively, for further discussion.

     As a result of the foregoing factors, the Company recorded an operating loss of $298,000 for the three months ended June 30, 2003 compared to an operating loss of $150,000 for the three months ended June 30, 2002, an increase in the loss of approximately $148,000.

     Net nonoperating expense increased by $110,000 to a net nonoperating expense of $87,000 for the three months ended June 30, 2003 from net nonoperating income of $23,000 for the three months ended June 30, 2002. The increase was primarily due to an increase in interest expense of $59,000 and a decrease of income of $42,000 in the equity of a joint venture, to a loss of $15,000 in 2003 from income of $27,000 in 2002.

     The Company recorded a net loss of $385,000 for the three months ended June 30, 2003 compared to a net loss of $126,000 for the same period ended in 2002, an increase in the loss of approximately $258,000.

     For the three months ended June 30, 2003 and 2002, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 WITH SIX MONTHS ENDED JUNE 30, 2002

     Overall revenue decreased $5,000, or 0.2%, to $2,653,000 for the six months ended June 30, 2003 from $2,658,000 for the six months ended June 30, 2002. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $33,000 from the same period ended in 2002;

     b) Revenue from the service fees for the management of alkaline admixture increased $310,000 from the same period ended in 2002;

     c) The Company's processing revenue, including facility management revenue, showed a net decrease of $148,000 over the same period ended in 2002;

     d) Miscellaneous revenues increased $32,000 from the same period ended in 2002;

     e) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the period, a decrease of $92,000 from 2002; and,

     f) Research and development revenue decreased $74,000 from the same period ended in 2002.

     Gross profit decreased $154,000, or 18%, to $678,000 for the six months ended June 30, 2003 from $832,000 for the six months ended June 30, 2002. This decrease in gross profit was primarily due to the increase in the cost of supplying alkaline admixture to all domestic facilities and additional product shipping costs at its management facility operation. The gross profit margin decreased to 26% from 31%, and was primarily due to the increased costs associated with the sale of alkaline admixture and the Company's management facility operation for the same period.

     Operating expenses increased $113,000, or 11%, to $1,095,000 for the six months ended June 30, 2003 from $982,000 for the six months ended June 30, 2002. The increase was primarily due to an increase of $270,000 in insurance and outside professional fees, partially offset by a decrease of $159,000 in personnel-related, selling and stockholder relation costs. Included in the increase of $270,000 for insurance and outside professional fees was $142,000 for expenses related to a derivative action filed by a stockholder, and $82,000 in one-time costs, paid for in the prior year and previously deferred in the Company's balance sheet, related to the contracts with investment banking firms to obtain equity and debt financing. See Part II Item I "Legal Proceedings" and following this section, "Liquidity and Capital Resources", respectively, for further discussion.

     As a result of the foregoing factors, the Company recorded an operating loss of $417,000 for the six months ended June 30, 2003 compared to an operating loss of $150,000 for the six months ended June 30, 2002, an increase in the loss of approximately $267,000.

     Net nonoperating expense increased by $153,000 to a net nonoperating expense of $105,000 for the six months ended June 30, 2003 from net nonoperating income of $48,000 for the six months ended June 30, 2002. The increase was primarily due to an increase in interest expense of $75,000 and a decrease of income of $65,000 in the equity of a joint venture, to a loss of $13,000 in 2003 from income of $52,000 in 2002.

     The Company recorded a net loss of $522,000 for the six months ended June 30, 2003 compared to a net loss of $102,000 for the same period ended in 2002, an increase in the loss of approximately $420,000.

     For the six months ended June 30, 2003 and 2002, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had a working capital deficit of $1,399,000 at June 30, 2003, compared to a working capital deficit of $1,040,000 at December 31, 2002, a decrease in working capital of $359,000. Current assets at June 30, 2003 included cash and investments of $33,000, which is a decrease of $372,000 from December 31, 2002. This decrease in cash and investments was the result of the Company closing on an $845,000 credit facility with a local bank, and redeeming its $400,000 certificate of deposit in the transaction. The decrease in working capital was principally due to the Credit Facility obtained which assisted in refinancing existing short-term debt to long-term, but offset by the operating loss for the six month period.

     In the first six months of 2003 the Company's cash flow generated from operations was a deficit of $81,000, a decrease of approximately $186,000 from 2002. No unusual cash transactions were recorded in the first six months of 2003 that affected cash flow from operations.

     In February 2003 the Company closed on an $845,000 credit facility with a local bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1 % and secured by a first lien on all assets of the Company. The Company will use the funds to refinance existing debt and to provide working capital. Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line will provide the Company with additional working capital, and the debt refinance will provide lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the financial institution to obtain Additional Collateral of $100,000 from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company has agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to two percent (2%) of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral, which fee originally shall be $2,000.00 per annum; (2) interest at an annual rate of 5% of the aggregate value of the Mortgage or Mortgages encumbering the Additional Collateral beginning on the first anniversary date of the closing of the Credit Facility, and (3) grant, jointly, a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility.

     The Company is in violation of financial covenants contained in the agreement, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, of which requires positive earnings. The Company's bank waived this violation in light of the Company's net loss for the six months ended June 30, 2003.

     The normal collection period for accounts receivable are approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The Company did not change its reserve for bad debts during the first six months of 2003.

     The Company is currently actively pursuing sale of its investment in Florida N-Viro, LP, which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because these efforts are still in progress, there can be no assurance the Company will successfully complete these negotiations.

     The Company paid certain amounts due to Hydropress Environmental Services, Inc. ("Hydropress") under a Settlement Agreement dated December 14, 2001 and pursuant to the terms of a promissory note (the "Hydropress Note"). The original principal amount of the Hydropress Note was $204,587, was non-interest bearing and matured on October 15, 2002 with a balloon payment of $144,587. At September 30, 2002, the outstanding principal balance on the Hydropress Note was $144,587, which was paid in full to Hydropress in October 2002. In conjunction with the final discharge of the Hydropress Note, the Company arranged an unsecured loan from a third-party licensee for $144,587, with monthly payments of $13,966 due for one year through October 15, 2003. At June 30, 2003, the outstanding principal balance on the note was $52,732.

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

     The Company expects improvements in operating results for 2003 as a result of maintaining lower administrative costs, along with realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the cement, fuel and wastewater industries could provide enhanced liquidity and positively impact 2003 operations.

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

     The Company's business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the quarter and six months ended June 30, 2003, our single largest customer accounted for approximately 36 percent and 38 percent, respectively, of our revenues and our top three customers accounted for approximately 71 percent and 70 percent, respectively, of our revenues.

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


ITEM  3.        QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to credit risk from its customers. Credit limits are closely monitored as are collections of accounts receivable. The Company generally does not require collateral from its customers. Historically, losses from bad debt have been within management's expectations.


ITEM  4.        CONTROLS  AND  PROCEDURES

     Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003, and the evaluation date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On June 11, 2003, Strategic Asset Management, Inc. ("SAMI"), the beneficial owner of 464,372 shares of the voting, common stock of the Company or 17.63% of the total number of issued and outstanding shares of voting, common stock, filed a stockholder's derivative action in Delaware Chancery Court against the Company and its Board of Directors, seeking, among other things, to enjoin the Company from modifying the terms and conditions contained in a consulting agreement dated December 2, 1999, effective as of July 20, 2002 (the "Consulting Agreement") by and between the Company and J. Patrick Nicholson, the Chairman of the Board and a consultant to the Company. R. Francis DiPrete, the president and a member of the board of directors of SAMI, is a member of the Board of Directors of the Company. As reported by the Company in a Form 8-K filed August 29, 2003 in accordance with the requirements of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, the Company has settled this lawsuit, subject to the approval of the Delaware Chauncery Court. The specific terms and conditions of the settlement, including a complete copy of the settlement agreement, were included in the Company's filing.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None


ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:
     Exhibit 31.1 - Certification of CEO Pursuant to Section 302 of the Sarbanes
-  Oxley  Act  of  2002.

     Exhibit 31.2 - Certification of CFO Pursuant to Section 302 of the Sarbanes
     -  Oxley  Act  of  2002.

     Exhibit 32.1 - Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 - Certification of CFO Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

(b)     Reports  on  Form  8-K:

          The Company filed a report on Form 8-K dated June 6, 2003, to disclose the signing of an employment agreement with an officer and director of the Company, Michael G. Nicholson.


                        N-VIRO INTERNATIONAL CORPORATION




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          N-VIRO  INTERNATIONAL  CORPORATION





Date:     August  29,  2003          /s/  Terry  J.  Logan
          -----------------          ---------------------
                                     Terry  J.  Logan
                                     Chief  Executive  Officer  and  President
                                     (Principal  Executive  Officer)




Date:     August  29,  2003          /s/  James  K.  McHugh
          -----------------          ----------------------
                                     James  K.  McHugh
                                     Chief  Financial  Officer,
                                     Secretary  and  Treasurer
                                     (Principal  Financial  &
                                      Accounting  Officer)