Form 10-Q
period 2003-09-30
N-VIRO INTERNATIONAL CORP
filed 2003-12-02
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK  ONE)
     X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR
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

          As of November 30, 2003, 2,582,333 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART  I  -  FINANCIAL  INFORMATION


                                     N-VIRO INTERNATIONAL CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                           Three Months Ended Sept. 30          Nine Months Ended Sept. 30

                                           2003      2002 (As Restated)      2003      2002 (As Restated)
                                        -----------  -------------------  -----------  -------------------
Revenues . . . . . . . . . . . . . . .  $1,408,921   $        1,503,466   $4,062,312   $        4,197,469

Cost of revenues . . . . . . . . . . .   1,017,389              897,218    2,992,748            2,723,272
                                        -----------  -------------------  -----------  -------------------

Gross Profit . . . . . . . . . . . . .     391,532              606,248    1,069,564            1,474,197

Operating expenses:
Selling, general and administrative. .     577,577              454,421    1,672,644            1,436,289
Litigation settlement expense. . . . .      43,900                    -       43,900                  545
                                        -----------  -------------------  -----------  -------------------
                                           621,477              454,421    1,716,544            1,436,834
                                        -----------  -------------------  -----------  -------------------

Operating income (loss). . . . . . . .    (229,945)             151,827     (646,980)              37,363

Nonoperating income (expense):
Interest and dividend income . . . . .         358               17,671        2,754               33,011
Interest expense . . . . . . . . . . .     (35,259)              (5,633)    (129,881)             (25,278)
Loss on sale of assets . . . . . . . .      (8,236)                   -       (8,236)                   -
Income (loss) from equity
          investment in joint venture.     (15,798)             (39,889)     (28,621)              12,373
                                        -----------  -------------------  -----------  -------------------
                                           (58,935)             (27,851)    (163,984)              20,106
                                        -----------  -------------------  -----------  -------------------

Income (loss) before income taxes. . .    (288,880)             123,976     (810,964)              57,469

Federal and state income taxes . . . .           -                    -            -                    -
                                        -----------  -------------------  -----------  -------------------

Net income (loss). . . . . . . . . . .  $ (288,880)  $          123,976   $ (810,964)  $           57,469
                                        ===========  ===================  ===========  ===================


Basic and diluted
    earnings (loss) per share. . . . .  $    (0.11)  $             0.05   $    (0.31)  $             0.02
                                        ===========  ===================  ===========  ===================

Weighted average common
    shares outstanding . . . . . . . .   2,577,433            2,577,433    2,577,433            2,577,433
                                        ===========  ===================  ===========  ===================


                 See Notes to Consolidated Financial Statements


                                      N-VIRO INTERNATIONAL CORPORATION
                                        CONSOLIDATED BALANCE SHEETS

                                                                   September 30, 2003     December 31, 2002
                                                                       (Unaudited)            (As Restated)

ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     32,078   $      4,935
Restricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -        400,000
Receivables:
Trade, net of allowance of $40,000 in 2003 and 2002 . . . . . . . . . . . . .     1,154,529        874,421
Notes and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -         16,358
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .       151,204        137,257
Inventory - stated at lower of cost or market . . . . . . . . . . . . . . . .        99,747        117,440
                                                                               -------------  -------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,437,558      1,550,411

Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .       493,455        559,095

Investment in Florida N-Viro, L.P.. . . . . . . . . . . . . . . . . . . . . .       461,962        490,583

Non-Compete Agreement, less current portion . . . . . . . . . . . . . . . . .       305,298              -

Intangible and Other Assets . . . . . . . . . . . . . . . . . . . . . . . . .     1,573,976      1,641,990
                                                                               -------------  -------------

                                                                               $  4,272,249   $  4,242,079
                                                                               =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . .  $    251,991   $    392,078
Line-of-credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       418,223        656,087
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,761,292        978,691
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       473,080        370,251
                                                                               -------------  -------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     2,904,586      2,397,107

Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . .       425,096        426,738
Non-Compete Agreement, less current portion . . . . . . . . . . . . . . . . .       305,298              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
2,700,933 shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,010         27,010
Preferred stock, $.01 par value; authorized 2,000,000 shares; issued 1 share.             -              -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .    13,525,602     13,495,602
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . .   (12,230,453)   (11,419,488)
                                                                               -------------  -------------
                                                                                  1,322,159      2,103,124
Less treasury stock, at cost, 123,500 shares. . . . . . . . . . . . . . . . .       684,890        684,890
                                                                               -------------  -------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . .       637,269      1,418,234
                                                                               -------------  -------------

                                                                               $  4,272,249   $  4,242,079
                                                                               =============  =============


                 See Notes to Consolidated Financial Statements


                                               N-VIRO INTERNATIONAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                             Nine Months Ended Sept. 30
                                                                                             2003     2002 (As Restated)
                                                                                             ---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .  . . . . . . . .  $  28,728   $ 186,549

CASH FLOWS FROM INVESTING ACTIVITIES
Collections on notes receivable . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .     16,358      16,391
Collections on related party receivables. . . . . . . . . . . . . . . . . . . .  . . . . . . . .          -         145
Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .    (15,277)    (23,527)
Sales of property and equipment . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .      8,692           -
Expenditures for intangible assets. . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .    (36,930)    (81,674)
                                                                                                  ----------  ----------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .    (27,157)    (88,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Reductions to restricted cash and cash equivalents. . . . . . . . . . . . . . .  . . . . . . . .    400,000           -
Net borrowings (payments) on line-of credit . . . . . . . . . . . . . . . . . .  . . . . . . . .   (237,864)    146,387
Borrowings under long-term obligations. . . . . . . . . . . . . . . . . . . . .  . . . . . . . .    336,003      71,811
Principal payments on long-term obligations . . . . . . . . . . . . . . . . . .  . . . . . . . .   (472,567)   (302,383)
                                                                                                  ----------  ----------
Net cash provided (used) by financing activities. . . . . . . . . . . . . . . .  . . . . . . . .     25,572     (84,185)

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .  . . . . . . . .     27,143      13,699
 AND CASH EQUIVALENTS - BEGINNING . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .      4,935      45,427
                                                                                                  ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING. . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .  $  32,078   $  59,126
                                                                                                  ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the nine months ended for interest . . . . . . . . . . . . . . . .. . . . . . .  $  77,857   $  32,431
                                                                                                  ==========  ==========

During the nine months ended September 30, 2003, the Company issued stock warrants with a fair value of $30,000 as part of debt refinancing.

During the nine months ended September 30, 2003, the Company purchased a truck with a fair value of $44,000, for $10,000 cash and sale of product at retail for the balance.

During the nine months ended September 30, 2003, the Company recorded an asset and a liability, each for $353,298, to recognize the value of the non-compete agreement with its former CEO.


                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2003 may not be indicative of the results of operations for the year ended December 31, 2003. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2002.

     The financial statements are consolidated as of September 30, 2003 and December 31, 2002 for the Company. Adjustments have been made to eliminate all intercompany transactions.

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

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at September 30, 2003.

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

     Preferred Stock - The Company has authorized, issued and outstanding one share of Series A Redeemable Preferred Stock (the "Preferred Stock"). The holder of the Preferred Stock is Mr. J. Patrick Nicholson, the former Chief Executive Officer and Chairman of the Board. The Preferred Stock is non-transferable. The holder of the Preferred Stock has the right to elect one member to the Board. Furthermore, the Preferred Stock has a term equal to ten years, and such stock is subject to re-purchase by the Company for a nominal sum if Mr. Nicholson ceases to control at least 17.5% of the aggregate number of shares of the Company's voting, common stock issued and outstanding. The Preferred Stock has no voting rights, but has the special right, voting separately as a single class, to nominate and elect one member of the Board of Directors of the Corporation at the 2003 annual meeting of the shareholders of the Corporation and to nominate and elect his or her successor at each succeeding annual meeting of the shareholders of the Corporation thereafter at which such successor is to be elected. The Preferred Stock is not convertible or exchangeable for any other securities or property of the Company and has no liquidation preference. The Company has filed a Form 8-K on August 29, 2003, which included a copy of the Certificate of Designation of the Series A Redeemable Preferred Stock as Exhibit C to the filing.

     Stock Options - The Company accounts for stock-based compensation issued to its employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant. The fair value of options granted was determined using the Black-Scholes option pricing model.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation. The figures for 2002 take into account the adjustments described in Footnote 8:


                                  Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                                ----------------------------- ----------------------------
                                   2003     2002 (as restated) 2003     2002 (as restated)
                                   ----     ------------------ ----     ------------------
Net income (loss), as reported. . . . . . .  $(288,880)  $123,976   $(810,964)  $  57,469

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects . . . . . . .    (18,621)   (65,287)    (57,536)   (195,861)
                                             ----------  ---------  ----------  ----------

Pro forma net income (loss) . . . . . . . .  $(307,501)  $ 58,689   $(868,500)  $(138,392)
                                             ==========  =========  ==========  ==========

Income (loss) per share:
Basic and diluted - as reported . . . . . .  $   (0.11)  $   0.05   $   (0.31)  $    0.02
                                             ==========  =========  ==========  ==========

Basic and diluted - pro-forma . . . . . . .  $   (0.12)  $   0.02   $   (0.34)  $   (0.05)
                                             ==========  =========  ==========  ==========




2.     RELATED  PARTY  TRANSACTIONS

     The Company has an unsecured receivable from a related party, N-Viro Energy Systems, Inc., a corporation of which Mr. J. Patrick Nicholson is the controlling stockholder, of $24,606 at September 30, 2003. The amount due from the related party has been deemed to be noncurrent by management in the accompanying balance sheets. No additional advances were made to the related party during the nine months ended September 30, 2003. This debt is scheduled to be repaid per the terms of a Settlement Agreement involving Mr. Nicholson signed August 28, 2003. See Part II, Item 1 "Legal Proceedings" in this filing for further discussion of this Settlement Agreement.


3.     LONG-TERM  DEBT

     In February 2003 the Company closed on an $845,000 credit facility with a local bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance its prior debt and to provide working capital. Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line provides the Company with additional working capital, and the debt refinance provides lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the financial institution to obtain additional collateral of $100,000 (the "Additional Collateral") from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the former Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company has agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to $2,000 per annum; (2) interest at an annual rate of 5% of the $100,000 value of the Additional Collateral beginning on the first anniversary date of the closing of the credit facility, and (3) a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. The warrant is exercisable, in whole or in part, at any time and from time to time until February, 2006. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility. The value of the warrants is estimated to be $30,000 based upon a calculation using the Black-Scholes pricing model. In estimating the value of the warrants, the following assumptions were used: no assumed dividend rate; risk-free interest rate of 2.05% on expected life of 3 years; and expected price volatility of 108%. The fair value is being amortized over the 4-year life of the guarantee. The warrants are exercisable during the period from February 26, 2003 to February 28, 2006.

     The Company was in violation of financial covenants governing the credit facility, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, of which requires positive earnings. The Company's bank (the "Bank") waived this violation in light of the Company's net loss for the nine months ended September 30, 2003, but required additional consideration in exchange for this waiver. The Company obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of its treasury stock to the Bank. At September 30, 2003, the Company had $131,777 of borrowing capacity under the Credit Facility.


4.     CONTINGENCIES

     The Company leases its executive and administrative offices in Toledo, Ohio. The Company believes its relationship with its lessor is satisfactory. The total minimum annual rental commitment through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for the nine months ended September 30, 2003 and 2002 is approximately $42,000 and $46,800, respectively. The Company also leases various equipment on a month-to-month basis.

     During 1999, the Company entered into employment and consulting agreements with an officer of the Company, Dr. Terry J. Logan. The employment agreement will expire in June 2004. Future compensation amounts are to be determined annually by the Board. The consulting agreement begins upon termination of the employment agreement and extends through July 2014, respectively. The agreement requires Dr. Logan to provide minimum future services to be eligible for compensation.

     In the third quarter of 2003, the Company entered into an employment with another officer of the Company, Michael G. Nicholson. The employment agreement will expire in June 2007. Future compensation amounts are to be determined annually by the Board. The agreement was disclosed in a filing on June 10, 2003 on Form 8-K.

     During 1999, the Company entered into employment and consulting agreements with its former Chief Executive Officer and Chairman of the Board, J. Patrick Nicholson. The employment agreement expired in July 2002, at which point the consulting agreement became effective. The agreements provided for payment of life insurance premiums and the provision of health insurance coverage to Mr. Nicholson and his spouse for their lives. The present value of estimated costs related to the provisions of this agreement totalled approximately $101,700 at September 30, 2003. The cost was recognized over the term of the employment agreement. The Company charged approximately $4,100 in cash payments against the liability for the nine months ended September 30, 2003, but also reduced the liability in the third quarter of 2003 by approximately $35,600 to reflect the revised requirements of a new consulting agreement entered into in August, 2003. In August 2003, the Company entered into a Settlement Agreement with Mr. Nicholson and negotiated a new consulting agreement. The new consulting agreement will expire in August 2008, and Mr. Nicholson will be required to provide future services to be eligible for compensation. Mr. Nicholson is also entitled to payments for non-competition and office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements previously discussed. The net present value of the total payments due on the non-compete portion of this new consulting agreement totals approximately $353,000, and has been recorded both as a liability and as an intangible asset on the balance sheet of the Company to reflect the total value of the non-compete portion of the agreement. The details of this new agreement were disclosed in a filing on August 29, 2003 on Form 8-K.


5.     NEW  ACCOUNTING  STANDARDS

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the application of the provisions of SFAS No. 149 to have a material impact on its financial position, results of operations or cash flows.

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

     For the third quarter of 2003, approximately 39% of the Company's revenue is from management operations, 58% from other domestic operations, 2% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

     The accounting policies of the segments are the same as the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments and are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are not identified with any segments, but rather the Company's administrative functions. The Company allocates a total of approximately 8% of its labor cost contained in selling, general, and administrative expenses to the segments, to reflect the indirect cost of maintaining these segments. All of the net nonoperating income (expense) are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments. These segments represent both a significant amount of business generated as well as a specific location and unique type of revenue.

     The domestic and foreign operations segments differ in terms of environmental and municipal legal issues, nature of the waste disposal infrastructure, political climate and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past several years and are not expected to change in the near term.

     The Research and Development segment accounts for approximately 2% of the total year-to-date revenue of the Company, and is unlike any other revenue in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended September 30, 2003 and 2002 (dollars in thousands):


                                                                   Other
                                                    Management    Domestic    Foreign      Research &
                                                    Operations   Operations   Operations   Development   Total
                                                    -----------  -----------  -----------  ------------  ------
Quarter Ended September 30, 2003
Revenues . . . . . . . . . . . . . . . . . . . . .  $       558  $       815  $        13  $         23  $1,409
Cost of revenues . . . . . . . . . . . . . . . . .          367          631            -            19   1,017
Segment profits. . . . . . . . . . . . . . . . . .          191          184           13             4     392
Identifiable assets. . . . . . . . . . . . . . . .          379           88            -             -     467
Depreciation . . . . . . . . . . . . . . . . . . .           16           11            -             -      27

Quarter Ended September 30, 2002 (as restated)
Revenues . . . . . . . . . . . . . . . . . . . . .  $       705  $       718  $        13  $         68  $1,504
Cost of revenues . . . . . . . . . . . . . . . . .          403          484            1            10     898
Segment profits. . . . . . . . . . . . . . . . . .          302          234           12            58     606
Identifiable assets. . . . . . . . . . . . . . . .          354           75            -            46     475
Depreciation . . . . . . . . . . . . . . . . . . .           11           10            -             2      23


Nine Months Ended September 30, 2003
Revenues . . . . . . . . . . . . . . . . . . . . .  $     1,565  $     2,390  $        38  $         69  $4,062
Cost of revenues . . . . . . . . . . . . . . . . .        1,082        1,847            -            63   2,992
Segment profits. . . . . . . . . . . . . . . . . .          483          543           38             6   1,070
Identifiable assets. . . . . . . . . . . . . . . .          379           88            -             -     467
Depreciation . . . . . . . . . . . . . . . . . . .           47           32            -             -      79

Nine Months Ended September 30, 2002 (as restated)
Revenues . . . . . . . . . . . . . . . . . . . . .  $     1,846  $     2,084  $        38  $        230  $4,198
Cost of revenues . . . . . . . . . . . . . . . . .        1,147        1,454            2           121   2,724
Segment profits. . . . . . . . . . . . . . . . . .          699          630           36           109   1,474
Identifiable assets. . . . . . . . . . . . . . . .          354           75            -            46     475
Depreciation . . . . . . . . . . . . . . . . . . .           32           30            -             6      68



A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended September 30, 2003 and 2002 is as follows (dollars in thousands):


                                             Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                               -----------------------------   ----------------------------
                                                 2003     2002 (as restated)    2003     2002 (as restated)
                                                -------  -------------------  --------  -------------------
Segment profits:
Segment profits for reportable segments. . . .  $  392   $              606   $ 1,070   $            1,474
Corporate selling, general and administrative
expenses and research and development costs. .    (621)                (454)   (1,717)              (1,437)
Other income (expense) . . . . . . . . . . . .     (59)                 (28)     (164)                  20
                                                -------  -------------------  --------  -------------------
Consolidated earnings before taxes . . . . . .  $ (288)  $              124   $  (811)  $               57
                                                =======  ===================  ========  ===================

Identifiable assets:
Identifiable assets for reportable segments. .  $  467   $              475   $   467   $              475
Corporate property and equipment . . . . . . .      26                  116        26                  116
Current assets not allocated to segments . . .   1,438                1,418     1,438                1,418
Intangible and other assets not allocated to
segments . . . . . . . . . . . . . . . . . . .   2,575                2,493     2,575                2,493
Consolidated eliminations. . . . . . . . . . .    (234)                (234)     (234)                (234)
                                                -------  -------------------  --------  -------------------
Consolidated assets. . . . . . . . . . . . . .  $4,272   $            4,268   $ 4,272   $            4,268
                                                =======  ===================  ========  ===================

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $   27   $               23   $    79   $               68
Corporate depreciation and amortization. . . .      35                   41       119                  105
                                                -------  -------------------  --------  -------------------
Consolidated depreciation and amortization . .  $   62   $               64   $   198   $              173
                                                =======  ===================  ========  ===================



7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

     Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation. The Company owns a 47.5% interest in the joint venture.

     Condensed  financial  information of the partnership for the quarters ended
September  30,  2003  and  2002  is  as  follows:




                                               For the Quarter Ended   For the Nine Months Ended
                                                    September 30               September 30
                                                     ------------              ------------
                                                    2003        2002         2003       2002

Net sales . . . . . . . . . . . . . . . . . . . .  $456,225   $599,640    $1,965,000   $2,428,260
Gross profit. . . . . . . . . . . . . . . . . . .    22,940     (4,824)      114,224      225,066
Income (loss) from continuing
                                      operations.   (33,258)   (83,975)      (60,255)      26,051
Net income (loss) . . . . . . . . . . . . . . . .   (33,258)   (83,975)      (60,255)      26,051


8.     PRIOR  PERIOD  ADJUSTMENT

     During the third quarter of 2003, the Company determined it had underbilled a customer for certain services which resulted in an understatement of revenue totaling approximately $214,000 and gross profit of approximately $194,000 over a two and one-half year period beginning in the third quarter of 2000 and ending in the fourth quarter of 2002. As a result, the Company has restated its previously issued financial statements included herein and has recorded a prior period adjustment to reduce, by $110,000, its accumulated deficit as of December 31, 2001. The Company previously reported net income of $106,000, or $0.04 per share, and $4,000, or $0.00 per share, for the three and nine month periods ended September 30, 2002, respectively. The restatements resulted in the Company reporting net income of $124,000, or $0.05 per share, and $57,000, or $0.02 per share, for the three and nine month periods ended September 30, 2002, respectively.



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

     During the third quarter of 2003, the Company determined it had underbilled a customer for certain services which resulted in an understatement of revenue totaling approximately $214,000 and gross profit of approximately $194,000 over a two and one-half year period beginning in the third quarter of 2000 and ending in the fourth quarter of 2002. As a result, the Company has restated its previously issued financial statements included herein and has recorded a prior period adjustment to reduce, by $110,000, its accumulated deficit as of December 31, 2001. The Company previously reported net income of $106,000, or $0.04 per share, and $4,000, or $0.00 per share, for the three and nine month periods ended September 30, 2002, respectively. The restatements resulted in the Company reporting net income of $124,000, or $0.05 per share, and $57,000, or $0.02 per share, for the three and nine month periods ended September 30, 2002, respectively.

     Total revenues were approximately $1,409,000 for the quarter ended September 30, 2003 compared to approximately $1,503,000 for the same period of 2002. The net decrease in revenue is due primarily to a decrease in facility management revenue. The Company's cost of revenues increased to approximately $1,017,000 in 2003 from approximately $897,000 for the same period in 2002, and the gross profit percentage decreased to 28% from 40% for the quarters ended September 30, 2003 and 2002, respectively. The decrease in gross profit percentage was primarily the result of an increase in costs on purchasing the alkaline admixture used in the process. Operating expenses increased for the comparative period, while the Company's share of the income of a joint venture, the Company's interest in Florida N-Viro, L.P., increased for the same period of 2003. These changes collectively resulted in a net loss of approximately $289,000 for the quarter ended September 30, 2003 compared to net income of approximately $124,000 for the same period in 2002.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

     Overall revenue decreased $94,000, or 6%, to $1,409,000 for the quarter ended September 30, 2003 from $1,503,000 for the quarter ended September 30, 2002. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $44,000 from the same period ended in 2002;

     b) Revenue from the service fees for the management of alkaline admixture increased $152,000 from the same period ended in 2002;

     c) The Company's processing revenue, including facility management revenue, showed a net decrease of $168,000 over the same period ended in 2002. This was primarily the direct result of increased competition from local alternative processing companies. Further changes in revenue were;

     d) Miscellaneous revenues increased $10,000 from the same period ended in 2002;

     e) Research and development revenue decreased $44,000 from the same period ended in 2002.

     Gross profit decreased $215,000, or 35%, to $391,000 for the three months ended September 30, 2003 from $606,000 for the three months ended September 30, 2002. This decrease in gross profit was primarily due to the Company's higher percentage of overall sales from alkaline admixture and the service fees for the management of alkaline admixture. The gross profit margin decreased to 28% from 40%, and was primarily the result of an increase in costs on purchasing the alkaline admixture used in the process.

     Operating expenses increased $167,000, or 37%, to $621,000 for the three months ended September 30, 2003 from $454,000 for the three months ended September 30, 2002. The increase was primarily due to an increase of $225,000 in outside professional fees and settlement costs, partially offset by a decrease of $56,000 in personnel-related and selling costs. Included in the increase of $225,000 for outside professional fees and settlement costs was $216,000 for expenses directly related to a derivative action filed by a stockholder. See Part II Item 1 "Legal Proceedings" for further discussion.

     As a result of the foregoing factors, the Company recorded an operating loss of $230,000 for the three months ended September 30, 2003 compared to operating income of $152,000 for the three months ended September 30, 2002, an increase in the loss of approximately $382,000.

     Net nonoperating expense increased by $31,000 to a net nonoperating expense of $59,000 for the three months ended September 30, 2003 from net nonoperating expense of $28,000 for the three months ended September 30, 2002. The increase was primarily due to an increase in interest expense of $30,000, a decrease in interest and dividend income of $17,000, partially offset by a decrease in the loss of $24,000 in the equity of a joint venture, to a loss of $16,000 in 2003 from a loss of $40,000 in 2002.

     The Company recorded a net loss of $289,000 for the three months ended September 30, 2003 compared to net income of $124,000 for the same period ended in 2002, an increase in the loss of approximately $413,000.

     For the three months ended September 30, 2003 and 2002, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

     Overall revenue decreased $135,000, or 3%, to $4,062,000 for the nine months ended September 30, 2003 from $4,197,000 for the nine months ended September 30, 2002. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $77,000 from the same period ended in 2002;

     b) Revenue from the service fees for the management of alkaline admixture increased $463,000 from the same period ended in 2002;

     c) The Company's processing revenue, including facility management revenue, showed a net decrease of $317,000 over the same period ended in 2002. This was primarily the direct result of increased competition from local alternative processing companies. Further changes in revenue were;

     d) Miscellaneous revenues increased $43,000 from the same period ended in 2002;

     e) Licensing of the N-Viro Process, including territory fees, earned the Company $-0- for the period, a decrease of $92,000 from 2002; and,

     f) Research and development revenue decreased $165,000 from the same period ended in 2002.

     Gross profit decreased $405,000, or 27%, to $1,069,000 for the nine months ended September 30, 2003 from $1,474,000 for the nine months ended September 30, 2002. This decrease in gross profit was primarily due to the increase in the cost of supplying alkaline admixture to all domestic facilities. The gross profit margin decreased to 26% from 35%, and was primarily due to the increased costs associated with the sale of alkaline admixture for the same period.

     Operating expenses increased $280,000, or 19%, to $1,717,000 for the nine months ended September 30, 2003 from $1,437,000 for the nine months ended September 30, 2002. The increase was primarily due to an increase of $324,000 in outside professional fees and settlement costs. Included in the increase of $324,000 for outside professional fees and settlement costs was $235,000 for expenses directly related to a derivative action filed by a stockholder. See
Part  II  Item  1  "Legal  Proceedings"  for  further  discussion.

     As a result of the foregoing factors, the Company recorded an operating loss of $647,000 for the nine months ended September 30, 2003 compared to operating income of $37,000 for the nine months ended September 30, 2002, an increase in the loss of approximately $684,000.

     Net nonoperating expense increased by $184,000 to a net nonoperating expense of $164,000 for the nine months ended September 30, 2003 from net nonoperating income of $20,000 for the nine months ended September 30, 2002. The increase was primarily due to an increase in interest expense of $105,000 and a decrease of income of $41,000 in the equity of a joint venture, to a loss of $29,000 in 2003 from income of $12,000 in 2002. The Company also recorded a decrease in interest and dividend income of $30,000 from 2002, to $2,800.

     The Company recorded a net loss of $811,000 for the nine months ended September 30, 2003 compared to net income of $57,000 for the same period ended in 2002, an increase in the loss of approximately $868,000.

     For the nine months ended September 30, 2003 and 2002, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had a working capital deficit of $1,467,000 at September 30, 2003, compared to a working capital deficit of $847,000 at December 31, 2002, a decrease in working capital of $620,000. Current assets at September 30, 2003 included cash and investments of $32,000, which is a decrease of $373,000 from December 31, 2002. This decrease in cash and investments was the result of the Company closing on an $845,000 credit facility with a local bank, and redeeming its $400,000 certificate of deposit in the transaction to pay off current debt. The decrease in working capital was principally due to the Credit Facility obtained which assisted in refinancing existing short-term debt to long-term, but offset by the operating loss for the nine month period.

     In the first nine months of 2003 the Company's cash flow provided from operations was $29,000, a decrease of approximately $158,000 from the same period in 2002. In the third quarter of 2003, the Company determined it had under billed a customer for certain services which resulted in an understatement of revenue totaling approximately $214,000, or gross profit of approximately $194,000 over a two year period beginning with the third quarter of 2000 and ending in the fourth quarter of 2002.

     In February 2003 the Company closed on an $845,000 credit facility with a local bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance its prior debt and to provide working capital. Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line provides the Company with additional working capital, and the debt refinance provides lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the financial institution to obtain additional collateral of $100,000 (the "Additional Collateral") from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the former Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company has agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to $2,000 per annum; (2) interest at an annual rate of 5% of the $100,000 value of the Additional Collateral beginning on the first anniversary date of the closing of the credit facility, and (3) a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. The warrant is exercisable, in whole or in part, at any time and from time to time until February, 2006. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility. The warrants are exercisable during the period from February 26, 2003 to February 28, 2006.

     The Company was in violation of financial covenants governing the credit facility, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, of which requires positive earnings. The Company's bank (the "Bank") waived this violation in light of the Company's net loss for the nine months ended September 30, 2003, but required additional consideration in exchange for this waiver. The Company obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of its treasury stock to the Bank. At September 30, 2003, the Company had $131,777 of borrowing capacity under the Credit Facility.

     The normal collection period for accounts receivable are approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The Company did not change its reserve for bad debts during the first nine months of 2003.

     The Company is currently pursuing sale of its investment in Florida N-Viro, LP, which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because these efforts are still in progress, there can be no assurance the Company will successfully complete these negotiations.

     During 2002, the Company paid certain amounts due to Hydropress Environmental Services, Inc. ("Hydropress") under a Settlement Agreement dated
December 14, 2001 and pursuant to the terms of a promissory note (the "Hydropress Note"). The original principal amount of the Hydropress Note was $204,587, was non-interest bearing and matured on October 15, 2002 with a balloon payment of $144,587. At September 30, 2002, the outstanding principal balance on the Hydropress Note was $144,587, which was paid in full to Hydropress in October 2002. In conjunction with the final discharge of the Hydropress Note, the Company arranged an unsecured loan from a third-party licensee for $144,587, with monthly payments of $13,966 due for one year through October 15, 2003. This unsecured loan was paid in full in August 2003.

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

     The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which the Company's patented N-Viro processes are very cost competitive and well established in the market place. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand the Company's revenue base over the next five years and beyond.


RISK  FACTORS  AND  FORWARD  LOOKING  STATEMENTS

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

     Maintaining, modifying or renewing current permits or registrations or obtaining new permits or registrations after new environmental legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently may be subject to public opposition or challenge. Much of this public opposition and challenge, as well as related complaints, relates to odor issues, even when our licensees are in compliance with odor requirements and even though the licensees have worked hard to minimize odor from their operations. Public misperceptions about the business and any related odor could influence the governmental process for issuing such permits or registrations or for responding to any such public opposition or challenge. Community groups could pressure local municipalities or state governments to implement laws and regulations which could increase our licensees' costs of their operations that in turn could have a material and adverse effect on the Company's business and financial condition.

THE  ABILITY  TO  GROW  MAY  BE  LIMITED  BY  COMPETITION

     The Company provides a variety of technology and services relating to the treatment of wastewater residuals. The Company is in direct and indirect competition with other businesses that provide some or all of the same services including regional residuals management companies and national and international water and wastewater operations/privatization companies, technology suppliers, municipal solid waste companies and farming operations. Many of these competitors are larger and have significantly greater capital resources.

     The Company derives a substantial portion of its revenue from services provided under municipal contracts, and many of these are subject to competitive bidding. The Company also intends to bid on additional municipal contracts, however, and may not be the successful bidder. In addition, some of its contracts will expire in the future and those contracts may not be renewed or may be renewed on less attractive terms. If the Company is not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on its business, financial condition and results of operation.

THE COMPANY'S CUSTOMER CONTRACTS MAY BE TERMINATED PRIOR TO THE EXPIRATION OF THEIR TERM.

     A substantial portion of the Company's revenue is derived from services provided under contracts and agreements with existing licensees. Some of these contracts, especially those contracts with large municipalities, provide for termination of the contract by the customer after giving relative short notice (in some cases as little as ten days). In addition, some of these contracts contain liquidated damages clauses, which may or may not be enforceable in the event of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and we are not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on our business, financial condition and results of operations.

A SIGNIFICANT AMOUNT OF THE COMPANY'S BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS.

     The Company's business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the quarter and nine months ended September 30, 2003, our single largest customer accounted for approximately 40 percent and 38 percent, respectively, of our revenues and our top three customers accounted for approximately 75 percent and 72 percent, respectively, of our revenues.

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

FUEL  COST  VARIATION  COULD  AFFECT  OPERATING  RESULTS  AND  EXPENSES

     The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including demand for oil and gas, actions by OPEC and other oil and gas producers, and war in oil producing countries. Because fuel is needed for the trucks that transport the processing materials and supplies for our customers, price escalations or reductions in the supply of fuel could increase operating expenses and have a negative impact on the results of operations. The Company is not always able to pass through all or part of the increased fuel costs due to the terms of certain customers' contracts and the inability to negotiate such pass through costs in a timely manner.

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

     The Company also relies on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to its unpatented technology. If the Company is unable to maintain the proprietary nature of its technologies, it could be materially adversely affected.

     The Company cautions that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. Some, but not all, of the factors that could cause actual results to be different than those anticipated or predicted by the Company include: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for the Company's products or services in particular; (iii) the Company's loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for the Company's products or services; (v) increases in the Company's operating expenses resulting from increased costs of labor and/or consulting services; and
(vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including customers of the Company. For example, while the Company anticipates obtaining the permits and approvals necessary for the Bio-Fuel pilot program to commence operations within the next twelve months, such program may not begin until after that period or ever. Delay or cancellation with respect to this project could result from (1) a failure to achieve acceptable air quality levels in preliminary testing, (2) costs associated with the use of Bio-Fuel significantly exceeding current estimates, or (3) competing technologies rendering the Bio-Fuel process less attractive.


ITEM  3.        QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to credit risk from its customers. Credit limits are closely monitored, as are collections of accounts receivable. The Company generally does not require collateral from its customers. Historically, losses from bad debt have been within management's expectations.


ITEM  4.        CONTROLS  AND  PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003. There were no significant changes in our internal controls or in other factors during the quarter ended September 30, 2003 that significantly affected or are reasonably likely to materially effect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On June 11, 2003, Strategic Asset Management, Inc. ("SAMI"), the beneficial owner of 464,372 shares of the voting, common stock of the Company or 17.63% of the total number of issued and outstanding shares of voting, common stock, filed a stockholder's derivative action in Delaware Chancery Court("the Court")against the Company and its Board of Directors, seeking, among other things, to enjoin the Company from modifying the terms and conditions contained in a consulting agreement dated December 2, 1999, effective as of July 20, 2002 (the "Consulting Agreement") by and between the Company and J. Patrick Nicholson, the Chairman of the Board and a consultant to the Company. R. Francis DiPrete, the president and a member of the board of directors of SAMI, is a member of the Board of Directors of the Company. As reported by the Company in a Form 8-K filed on August 29, 2003, the Company and SAMI have reached agreement on the settlement of this lawsuit, pending approval of the Court. The specific terms and conditions of the settlement, including a complete copy of the settlement agreement, were included in the Company's filing. As reported by the Company in a Form 8-K filed on October 22, 2003, the Company has been notified by the Court that a date of December 15, 2003 has been set to hold a hearing on the proposed settlement.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In the three months ended September 30, 2003 the Company issued one share of non-convertible Series A Redeemable Preferred Stock, $0.01 per value, to J. Patrick Nicholson, in connection with the Settlement Agreement described in Part II, Item 1 of this filing. The issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as a transaction not involving a public offering.


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

     (a)  Exhibits:
     Exhibit 31.1 - Certification of CEO Pursuant to Section 302 of the Sarbanes
-  Oxley  Act  of  2002.

     Exhibit 31.2 - Certification of CFO Pursuant to Section 302 of the Sarbanes
-  Oxley  Act  of  2002.

     Exhibit 32.1 - Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 - Certification of CFO Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

(b)     Reports  on  Form  8-K:

          The Company filed a report on Form 8-K dated August 5, 2003, to announce a change to the date of the 2003 Annual Stockholders Meeting.

          The Company filed a report on Form 8-K dated August 29, 2003 to announce it had reached an agreement with the Chairman of the Board of Directors, and also reached a settlement of a derivative action filed on behalf of a stockholder.


                        N-VIRO INTERNATIONAL CORPORATION




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          N-VIRO  INTERNATIONAL  CORPORATION





Date:     November  30,  2003          /s/  Terry  J.  Logan
          -------------------          ---------------------
                                       Terry  J.  Logan
                                       Chief  Executive  Officer  and  President
                                      (Principal  Executive  Officer)




Date:     November  30,  2003          /s/  James  K.  McHugh
          -------------------          ----------------------
                                       James  K.  McHugh
                           Chief  Financial  Officer,  Secretary  and  Treasurer
                          (Principal  Financial  &  Accounting  Officer)

                                                                    Exhibit 31.1
                                                                    ------------
                        N-Viro International Corporation
                                 Certifications


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:   November  30,  2003                    /s/  Terry  J.  Logan
                                               ---------------------
                                       President  and  Chief  Executive  Officer

                                                                    Exhibit 31.2
                                                                    ------------
                        N-Viro International Corporation
                                 Certifications


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:   November  30,  2003                    /s/  James  K.  McHugh
                                               ----------------------
                                            Chief  Financial  Officer

                                                                     Exhibit32.1
                                                                     -----------



     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Terry J. Logan, the Chief Executive Officer of N-Viro International Corporation, certify that (i) the Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of N-Viro International Corporation.


/s/  Terry  J.  Logan
---------------------
Terry  J.  Logan,  Chief  Executive  Officer
November  30,  2003

                                                                    Exhibit 32.2
                                                                    ------------



     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, James K. McHugh, the Chief Financial Officer of N-Viro International Corporation, certify that (i) the Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of N-Viro International Corporation.


/s/  James  K.  McHugh
----------------------
James  K.  McHugh,  Chief  Financial  Officer
November  30,  2003