Form 10-K
period 2003-12-31
N-VIRO INTERNATIONAL CORP
filed 2004-04-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK  ONE)
                      ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
    X                 OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
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

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the Over The Counter Bulletin Board as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1,495,000.

          The number of shares of Common Stock of the registrant outstanding as of March 24, 2004 was 2,994,905.

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

Item  9A.     Controls  and  Procedures


                                    PART III

Item  10.     Directors  and  Executive  Officers  of  the  Registrant

Item  11.     Executive  Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item  13.     Certain  Relationships  and  Related  Transactions

Item  14.     Principal  Accountant  Fees

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

     Since 1995, the Company has marketed licenses for the use of the N-Viro Process through its own sales and marketing force in the United States in all 50 states and the District of Columbia and internationally throughout the world. In certain other parts of the world, the Company licenses the N-Viro Process through agents (the "Agents"). Typically, the agreements with the Agents provide for the Company to receive a portion of the up-front license fees and ongoing royalty fees paid by the licensees and a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro SoilTM. Agents have total responsibility and control over the marketing and contracts for N-Viro technology subject only to license models or minimum agreements with the Company. The sales representative network is the key component of the Company's domestic sales strategy. The manufacturer's representative network was started by the Company after acquiring eight of eleven domestic agents. These representatives receive a commission on certain revenue.

     The Toledo, Ohio facility is managed by the Company through a Contract Management Agreement with the City of Toledo. Revenue generated from and related to the Toledo operation accounts for about 36% of the Company's total revenue. The Company processes a portion of Toledo's wastewater sludge and sells the N-Viro Soil product. This contract with the City of Toledo was renewed in October 1999, to extend through the year 2004. In 2001, the City exercised its option to renew the contract for an additional five years through 2009. Currently, the contract is in its sixteenth year of operation. The relationship between the City of Toledo and the Company has been satisfactory.

     In early 1994 the Company purchased a site in Fort Meade, Florida to develop a Company-owned N-Viro processing facility. Construction was started at the site in late 1994 and the facility became operational in early 1995. In December 1995, the Company entered into a Memorandum of Understanding with VFL Technologies, Inc. ("VFL") to jointly own, through a limited partnership named Florida N-Viro, L.P. ("Florida N-Viro"), the Fort Meade, Florida facility, beginning January 1, 1996. On December 31, 1997, the members of Florida N-Viro Management, LLC, the management company of the Florida entity, approved a Settlement Agreement that amended certain provisions and increased the Company's ownership percentage in Florida N-Viro to 50%.

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

          In January 2001, a Special Meeting of the Board of Directors of Florida N-Viro Management LLC was held. Among the decisions made were amendments to both the Partnership Agreement and the Memorandum of Understanding entered into in August 2000. The aggregate ownership percentages in the investment of the Company and VFL in Florida N-Viro were amended to 47.5% and 52.5%, respectively, effective January 1, 2001. Also, a decision was made to relieve the requirement of the Company from funding any additional losses of Florida N-Viro, provided the Company loan an additional total of $180,000 between January and February, 2001, to be evidenced by a third promissory note. The third note is unsecured, due on demand and bears interest at prime (tied to a local Bank) plus %, or the applicable federal rate, whichever is higher. All loans made by the Company to Florida N-Viro in 2000 and 2001, were made to equalize each partner's advances to the partnership at the time, and were required after additional monies were advanced by VFL during 2000. VFL has subsequently loaned additional monies to Florida N-Viro to fund operations, totaling approximately $535,000 through December 31, 2003. The Company has made no additional loans since January 2001, and is actively pursuing sale of its investment in Florida N-Viro. Because Florida N-Viro had not remitted any interest to the Company through March, 2003, the Company set up a reserve at December 31, 2002 of approximately $63,000 for the full amount of the accrued interest on all notes. In 2003, the Company continued to reserve all accrued interest due on the notes, but received approximately $23,000 in cash for accrued interest.

     In 2003, Florida N-Viro recorded a net loss of approximately $1,144,000, including a major asset impairment writedown of $1,062,000. Cash flow from operations was positive, and the Company believes the remaining revenue-generating assets of Florida N-Viro will continue to provide adequate cash flow to fund operations for 2004.

          In February 2004, VFL announced the sale of its company to an outside, independent third party. As of the date of this filing, the sale has not been finalized. The effect on the Company and its investment in Florida N-Viro is uncertain.

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

RESEARCH  AND  DEVELOPMENT

     In 2003 the Company expended approximately $59,000 on research and patent development. Research and development on N-Viro Soil has been, to date, performed primarily by BioCheck Laboratories and Dr. Terry J. Logan. Through June 30, 1999, Dr. Logan acted as an independent consultant to the Company on a part-time basis and was, and continues to be, a director of the Company. From July 1, 1999 through May 9, 2002, Dr. Logan was employed with the Company as President and Chief Operating Officer, and after that time to the present has been employed as President and Chief Executive Officer. BioCheck Laboratories was once a wholly-owned operating subsidiary of the Company, whose assets were sold in 1997 to its former employees.

     All participants on the Company's technology council, including Dr. Logan and the officers of BioCheck, have contracts with the Company, protecting the Company's rights.

     In addition, in 2003 alone, grants totaling $90,000 were secured for process and product research. A field-scale test of the Company's animal manure treatment technology was tested at a large poultry operation in the State of Delaware in 2001 in collaboration with Environmental Technologies of Delaware LLC ("ETD"). ETD holds an exclusive license for the Company's animal manure treatment technology ("Nuresoil") for the States of Delaware, Maryland and Virginia. The State of Maryland funded a study, conducted with the University of Maryland, to utilize bio-mineral treated poultry manure to reclaim acidic landfill cover. In 1999, two patents were submitted to the U.S. Patent and Trademark Office ("USPTO") and to the European Patent Office for disinfection and for phosphorus and trace metal immobilization in animal manure. In late 2000, the USPTO declared the manure disinfection technology to be patentable and this patent was issued in 2001. The second manure patent, for phosphorus and trace metal immobilization, was declared by the USPTO to be patentable in 2001 and that patent was awarded in 2002. International patents have also been applied for. The Company continues to investigate methods to shorten drying time, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by immobilizing carbon dioxide in N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, the Company has developed a dryer system which reduces processing time while continuing to permit the survival of beneficial microflora. Licensees of the Company began operating dryer facilities in Phillipsburg, New Jersey and Leamington, Ontario Canada in 1995. A facility in Sarnia, Ontario, Canada came on line in March, 2001. The Company's "BioBlend", which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, is being utilized to produce topsoil at the Englewood, Ohio N-Viro facility and at several other licensed facilities.

     In 2000, the Department of Agri-Food Canada, filed Canadian and U.S. patents on the use of N-Viro Soil to suppress soybean cyst nematode (SCN), a soil pathogen which can severely reduce soybean yields and for which there is no effective control. Those patents were awarded in 2002. SCN damage is a widespread problem throughout soybean growing areas. Research in Canada, and confirmed in Ohio, show that there is potential for N-Viro Soil to increase soybean yields in areas with heavy infestations of SCN. N-Viro is the exclusive licensee for the use patent in the U.S. and internationally. In Canada, the license is held by N-Viro Systems Canada, Inc. The USDA funded research in 2001-2003 on the effects of N-Viro Soil and Nuresoil on the control of certain soil nematodes in soybeans and other crops.

     In 2001, the Company filed two patents with the USPTO that deal with controlled heating, drying and combustion of organic wastes, including sewage sludges, animal manures, and pulp and paper wastes. One of the patents teaches the ability of mineral by-products, such as coal combustion by-products, to control the burning of organic wastes in a coal-fired power plant as a coal substitute. The patent also teaches the generation of ammonia from the organic waste for NOx control at the power plant, and the utilization of waste heat from the power plant to dry the organic wastes. The original submission was declared to be patentable by the USPTO in late 2001 and the patent was issued in 2002. International patents have also been applied for. The Company is currently in discussions with several fuel users and marketers to develop this technology. The Company also filed an application with the USPTO to control the ignitability of volatile organics in dryers by the addition of mineral by-products. This application was approved and the patent issued in 2003. Two further patents were applied for, for the use of mineral by-products to enhance heating, drying and disinfection of organic wastes under non-alkaline conditions. These applications were approved in early 2004 and are expected to be issued in 2004.

     Because of the joint development of early N-Viro patents with the Medical College of Ohio ("MCO"), in 1995, the Company and MCO agreed that the rights of MCO to any intellectual property of value to the Company in development, patentable or patented would generate royalties to MCO. The Company and MCO have also agreed that future claims to the N-Viro Soil process is % of technical revenues. MCO rights to BioBlend and other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties expensed to MCO through December 31, 2003 are approximately $58,000.

ORGANIZATION

     Day-to-day operations, including management of the Toledo, Ohio processing facility, and support functions, is directed by the Company's President and Chief Executive Officer. Support functions include alkaline admixture procurement and sales, product market development and sales, regulatory affairs, and licensee support. Domestic sales and marketing and project development is directed by the Company's Chief Operating Officer and Executive Vice-President, who coordinates internal staff, a network of manufacturers representatives, and consultants. International sales and marketing, legal affairs and stockholder relations are directed by the Company's Chief Executive Officer. The company's Chief Financial Officer has responsibility for all finance and accounting functions and reporting, filings with the Securities and Exchange Commission, and serves as Corporate Treasurer and Secretary. In 2003, the Company's Board of Directors appointed two members to oversee Company management, assisting in planning and executive oversight.

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

EMPLOYEES

     As of December 31, 2003, the Company had 16 employees in the following capacities: 7 engaged in sales and marketing; 3 in finance and administration; and 6 in operations. The Company considers its relationships with its employees to be satisfactory.

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

N-VIRO  FACILITIES

     To date, the Company principally has licensed the N-Viro Process to municipalities for use in municipally-owned wastewater treatment plants. The Company has also operated, generally on a start-up basis, N-Viro facilities for municipalities and currently operates one municipally-owned N-Viro facility on a contract management basis. In most cases, however, municipal licensees have elected to design, construct and operate N-Viro facilities independently.
     As of December 31, 2003, there were more than 40 N-Viro facilities operating throughout the world. The sludge processing capacity of these facilities ranges from one to 200 dry tons per day. Based upon reports received from N-Viro facilities, the Company estimates they are processing wastewater sludge at an annualized rate of over 167,000 dry tons per year. The chart below summarizes the current annualized sludge processing volume for each of the five largest N-Viro facilities through December 31, 2003.



Facility Location           Approximate Sludge Processing Volume (dry tons/year)
Middlesex County, New Jersey                                              55,000
Plattsburgh, New York. . . .                                              49,500
Wilmington, Delaware . . . .                                              11,000
Syracuse, New York . . . . .                                               9,900
Toledo, Ohio . . . . . . . .                                               7,200
Volusia County, Florida. . .                                               6,900


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

     Currently, approximately 35% of the Company's revenue is from management operations, 62% from other domestic operations, 2% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 8 hereof.

     COMPETITION. The Company competes against companies in a highly competitive market and has fewer resources than most of those companies. Its business competes within and outside the United States principally on the basis of the following factors:




SEGMENT

Management          Other Domestic                           Research &
Operations          Operations           Foreign Operations  Development

COMPETITIVE FACTORS
                                                             Innovative
Price                Price               Price               Technologies

                                         Product quality and
Reliability          Reputation          specifications      Technical support
Product quality and  Product quality
Specifications       and specifications  Custom design       Reputation

Responsiveness to                        Equipment financing Product quality
Customer             Technical support   assistance          and specifications

Technical support    Custom design       Technical support   Custom design

                     Equipment financing                     Equipment financing
Reputation           assistance          Reputation          assistance


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

     The Company's executive and administrative offices are located in Toledo, Ohio, under a lease that was renewed in January 2003. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment for the years ending December 31, 2004 through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for the years ended December 31, 2003, 2002 and 2001 is approximately $57,100, $64,600 and $65,100, respectively. The Company also leases various equipment on a month-to-month basis.


ITEM  3.          LEGAL  PROCEEDINGS.

     On June 11, 2003, Strategic Asset Management, Inc. ("SAMI"), the beneficial owner of 101,115 shares of the voting, common stock of the Company or approximately 3.38% of the total number of issued and outstanding shares of voting, common stock, filed a stockholder's derivative action in Delaware Chancery Court ("the Court") against the Company and its Board of Directors, seeking, among other things, to enjoin the Company from modifying the terms and conditions contained in a consulting agreement dated December 2, 1999, effective as of July 20, 2002 (the "Consulting Agreement") by and between the Company and
J. Patrick Nicholson, the former Chairman of the Board and currently a consultant to the Company. R. Francis DiPrete, formerly the president and member of the board of directors of SAMI, is a member of the Board of Directors of the Company.

     The Board began considering the modification of Mr. Nicholson's relationship with the Company in January, 2003, after SAMI began to inquire about the Company's financial statements, the Company's financial performance and the reasonableness of compensation paid to Mr. Nicholson. As a result of SAMI's inquiry, the Board formed a Special Committee comprised of independent directors and chaired by Director Phillip Levin.

     The Special Committee retained independent legal counsel, who, in turn, retained an independent certified public accounting firm to review financial dealings, including expense reimbursements, between the Company and Mr. Nicholson. On May 14, 2003, the independent counsel delivered a report to the Special Committee indicating that while there had been certain lapses in the Company's expense reimbursement policies and procedures as well as some failures to follow appropriate accounting conventions as they pertained to Mr. Nicholson, there was no wrongdoing on Mr. Nicholson's part.

     After reviewing the Special Committee's report, the Board determined it was appropriate to modify the terms of the Consulting Agreement to reduce the level of compensation as well as to improve financial accountability with respect to the reimbursement of expenses.

     On June 11, 2003, concerned that the Board ultimately would accept unreasonable modifications to the Consulting Agreement, SAMI filed in the Delaware Chancery Court a stockholders' derivative action against the Company and the Board (other than Mr. DiPrete, who is an officer and a member of the Board of Directors of SAMI), seeking, among other things, to enjoin the Company from modifying the terms of the Consulting Agreement and further seeking Mr. Nicholson's termination. So as to provide time to resolve the matter voluntarily without incurring litigation costs, the parties consented to the entry of a preliminary injunction that provided that N-Viro would not enter into any new agreement with Mr. Nicholson without SAMI's consent.

     At a Special Meeting on July 28, 2003, the Board approved entering into a settlement agreement (the "Settlement Agreement") with SAMI, which N-Viro entered into as of August 1, 2003. The Settlement Agreement provided that, by a set date, either Mr. Nicholson, N-Viro and SAMI participate in a specially-tailored arbitration proceeding to set the terms of Mr. Nicholson's compensation as a consultant to N-Viro or, if Mr. Nicholson would not agree to do so, that N-Viro would terminate the Consulting Agreement for cause.

     The Settlement Agreement also required the Company to reimburse SAMI for up to $100,000 in legal, accounting and consulting fees incurred by SAMI in connection with the lawsuit. The settlement further obligated the Company to issue SAMI a warrant to acquire up to 75,000 shares of the Company's voting, common stock at a purchase price per share of $0.72. This price was determined based upon the closing trading price for the Company's voting, common stock on the date that the parties reached oral agreement on the settlement terms. The Settlement Agreement terms are subject to the Chancery Court's approval.

     Following the execution of the Settlement Agreement but prior to the initiation of the arbitration proceeding contemplated therein, N-Viro, SAMI and Mr. Nicholson agreed to determine the new terms of Mr. Nicholson's consultancy by agreement rather than arbitration (the "New Agreement").

     Under the terms of the New Agreement, Mr. Nicholson provides consulting services to the Company for a period of five (5) years, subject to renewal, at the Company's discretion, for up to three additional one-year terms. In exchange for such consulting services, Mr. Nicholson is paid at a rate of One Hundred Twenty-five and 00/100 Dollars ($125) per hour, with a minimum commitment on the part of the Company to use at least sixteen (16) hours per month of consulting services. Mr. Nicholson is also eligible to receive a bonus during each year of the term of his consultancy in an amount equal to five percent (5%) of the net income of the Company, subject to a maximum payment during each year of Thirty Thousand and 00/100 Dollars ($30,000). Additionally, Mr. Nicholson is entitled to receive commissions in exchange for obtaining government research grants, license fees and other income opportunities. Such commissions are described in detail in Section 4 of the New Agreement and are based either on the Company's gross or net income from the opportunities created by Mr. Nicholson.

     Also under the terms of the New Agreement, the Company is required to provide Mr. Nicholson with Five Hundred and 00/100 Dollars ($500) per month for office expenses, plus secretarial support from the Company's existing secretarial resources, and no corporate vehicle. For a period of ten years, the Company will provide Mr. Nicholson and his spouse with medical insurance to supplement their coverage under the federal government's Medicare program, with coverage for Mr. Nicholson's spouse to begin on her sixty-fifth (65th) birthday. With respect to life insurance, for a period of ten years the Company shall contribute up to $10,000 per annum toward the cost of a life insurance policy owned and maintained by Mr. Nicholson. Finally, Mr. Nicholson cannot compete with the Company for a period of ten (10) years. In exchange for this commitment, the Company will pay Mr. Nicholson Forty-eight Thousand and 00/100 Dollars ($48,000) per year until the earlier of ten (10) years or the date of Mr. Nicholson's death.

     In actions related to the modification of the Consulting Agreement, the Company also demanded the re-payment of approximately $24,000 owed to the Company by N-Viro Energy Systems, Inc. ("Systems"), an entity controlled by Mr. Nicholson. The Board authorized Systems to re-pay the loan, at its option, by surrendering to the Company shares of the Company's voting, common stock owned by Systems having a value equal to the amount of the debt. The Company's loan to Systems pre-dates the implementation of the prohibition on loans to corporate officers and directors included in the Sarbanes-Oxley Act and its rules and regulations.

     In light of Mr. Nicholson's diminished duties on behalf of the Company and as part of the terms of the Settlement Agreement, the Board also called upon Mr. Nicholson voluntarily to resign his seat on the Board. As an inducement to Mr. Nicholson to resign from the Board, as well as in recognition of Mr. Nicholson's significant interest in having input on the Board with respect to the management and control of the Company (which interest stems from his current control of 529,589 shares of the voting, common stock of the Company or approximately 17.33% of the total number of issued and outstanding shares of the Company's voting, common stock), the Board authorized the creation of a class of Series A Preferred Stock of the Company (the "Preferred Stock"), one share of which was issued to Mr. Nicholson following his resignation from the Board. The holder of the Preferred Stock has the right to elect one member to the Board. The holder always shall be Mr. Nicholson as the Series A Preferred Stock is non-transferable. Furthermore, the Series A Preferred Stock has a term equal to ten years, and the right to appoint a Director is subject to cancellation if Mr. Nicholson ceases to control at least 17.5% of the aggregate number of shares of the Company's voting, common stock issued and outstanding as a result of his actions. The Series A Preferred Stock does not have a liquidation preference.

     On August 28, 2003, Mr. Nicholson resigned from the Board of Directors. Accordingly, the Company filed the Certificate of Designation, Rights and Preferences with the Secretary of State of the State of Delaware and issued to Mr. Nicholson the Series A Preferred Stock. Mr. Nicholson subsequently appointed Mr. Brian Burns to the Board.

     The execution of the New Agreement, coupled with the other actions described above, satisfy the conditions for submitting the Settlement Agreement to the Chancery Court for approval. On December 15, 2003, the Company appeared before the Delaware Chancery Court but the final ruling has yet to be issued as of the date of this Form 10-K filing.

     In addition to the foregoing, from time to time we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     a.          The  Annual Stockholders Meeting was held on November 13, 2003.


     b. The following members of the Board of Directors were re-elected to fill vacancies in Class I and to serve until the 2006 Annual Meeting and until their successors are elected and qualified.



                         For     Against  Withheld
                      ---------  -------  --------
Bobby B. Carroll . .  1,690,666  526,955         0

B. K Wesley Copeland  1,690,716  526,905         0


          The following members of the Board of Directors whose term of office as a director continued after the meeting are:
               Terry Logan, Chief Executive Officer and President of the Company, Michael Nicholson, Chief Operating Officer of the Company, Phillip Levin, Chairman of the Board of the Company, Brian Burns, Christopher Anderson, Daniel Haslinger and R. Francis DiPrete. At the meeting, as summarized below, the number of classes of directors was reduced from three to two and the directors were re-designated to serve in those two classes. In addition, immediately after the meeting, effective November 13, 2003, Bobby B. Carroll and B.K. Wesley Copeland resigned as directors. Accordingly, the directors were re-designated so that Messrs. Logan, Nicholson, Levin and Burns have terms expiring in 2004 while Messrs. DiPrete, Haslinger and Anderson have terms expiring in 2005.


     c.          The  following  matters  were  voted  upon  at  the  Annual
Stockholders  Meeting:

          The proposal of an amendment to the Company's Amended and Restated Certificate of Incorporation and the By-laws, to reduce the number of classes of directors from three to two and to designate the directors to serve in those classes was approved as follows:




             For       Against     Abstain
            1,311,641   900,855     5,125



          The proposal of an amendment to the Amended and Restated Certificate of Incorporation of the Company to decrease the number of directors of the Company to between seven and nine was approved as follows:




            For        Against      Abstain
           2,117,884   94,787       4,950


          The proposal to approve the Company's 2003 Stock Option Plan was not approved as follows:




         For        Against        Abstain    Broker Non-Votes
         296,529    1,302,743      250        618,099


          The proposal of a compensation arrangement for non-employee directors of the Company was approved as follows:




           For         Against      Abstain     Broker Non-Votes
          1,408,561    185,309      5,652       618,099



          The proposal to ratify Hausser + Taylor, LLC as the independent auditors for the year 2003 was approved as follows:




           For             Against      Abstain
           2,125,386       84,435       7,800





                                     PART II

ITEM  5.          MARKET  FOR  REGISTRANT'S  COMMON  EQUITY
               AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     The  Company's  shares  of  Common Stock are traded on the Over The Counter
Bulletin Board under the symbol "NVIC.OB". The price range per share of the Common Stock since January 1, 2002, was as follows:




Quarter         High    Low
------------   ------  -----
First 2002.     $1.25  $0.75
Second 2002     $1.14  $0.64
Third 2002.     $0.88  $0.40
Fourth 2002     $1.85  $0.30
First 2003.     $1.70  $0.80
Second 2003     $1.01  $0.72
Third 2003.     $2.79  $0.70
Fourth 2003     $3.70  $2.40



The  Company's  stock  price  closed  at  $2.60  per  share  on  March 24, 2004.

HOLDERS

     As of March 24, 2004, the number of holders of record of the Company's Common Stock was approximately 200.

DIVIDENDS

     The  Company  has  never  paid  dividends with respect to its Common Stock.

UNREGISTERED  SALES  OF  SECURITIES

     In February 2003, the Company closed on an $845,000 credit facility with a local bank. To secure the credit facility, the Company was required to obtain additional collateral of $100,000 (the "Additional Collateral") from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the former Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company agreed to provide, among other things, a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share. The warrant was exercisable, in whole or in part, at any time and from time to time until February, 2006. The issuance of the warrant by the Company was exempt from registration pursuant to Section 4(2) of the Securities and Exchange Act of 1933. In February, 2004, the Nicholsons exercised the warrant and acquired 50,000 of the Company's common stock at a purchase price of $0.90 per share.

     At a Special Meeting on July 28, 2003, the Board of Directors approved entering into a settlement agreement with Strategic Asset Management, Inc. ("SAMI"), which the Company entered into as of August 1, 2003 (the "Settlement Agreement"). The Settlement Agreement obligated the Company to, among other things, issue SAMI a warrant to acquire up to 75,000 shares of the Company's voting, common stock at a purchase price per share of $.72. This price was determined based upon the closing trading price for the Company's voting, common stock on the date that the parties reached oral agreement on the settlement terms. The Settlement Agreement terms are subject to the Chancery Court's approval. The issuance of the warrant by the Company will be exempt from registration pursuant to Section 4(2) of the Securities and Exchange Act of 1933.


ITEM  6.          SELECTED  FINANCIAL  DATA

     The following selected consolidated statement of operations data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003; and the consolidated balance sheet data set forth below as of December 31, 1999, 2000, 2001, 2002 and 2003 respectively, have been derived from the financial statements of the Company which have been audited by Hausser + Taylor, LLC, independent auditors for the years ended December 31, 1999, 2000, 2001 and 2002, and Follmer Rudzewicz PLC, independent auditors for the year ended December 31, 2003. In the opinion of management, the financial data presented below reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the Company's financial position and results of operations. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

STATEMENT  OF  OPERATIONS  DATA  (IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA):




                                                         as restated
                                      12/31/03      12/31/02    12/31/01    12/31/00   12/31/99
                                    ------------   ---------   ---------   ---------  ----------
Revenues . . . . . . . . . . . . .  $      5,401   $   5,319   $   4,459   $   4,223   $   4,749
Net income (loss) from operations.          (822)         61      (1,053)       (643)        528
Net income (loss). . . . . . . . .        (1,522)        (14)     (1,191)       (809)        471
Net income (loss) per share. . . .  $      (0.59)  $   (0.01)  $   (0.45)  $   (0.31)  $    0.18



BALANCE  SHEET  DATA  (IN  THOUSANDS):





                                                     as restated

                                  12/31/03   12/31/02   12/31/01   12/31/00   12/31/99
                                  ---------  ---------  ---------  ---------  ---------
Total assets                      $   3,232  $   4,242  $   4,266  $   4,809  $   4,772
Notes and line of credit payable  $   1,053  $   1,475  $   1,402  $     649  $     352
Shareholder Advance               $      17  $      24  $      24  $      22  $      49



PRIOR  PERIOD  ADJUSTMENT

     During the third quarter of 2003, the Company determined it had underbilled a customer for certain services which resulted in an understatement of revenue totaling approximately $214,000 and gross profit of approximately $194,000 over a two and one-half year period beginning in the third quarter of 2000 and ending in the fourth quarter of 2002. As a result, the Company has restated its previously issued financial statements included herein and has recorded a prior period adjustment to reduce, by $36,000, its accumulated deficit as of January 1, 2001. The Company previously reported net losses of $96,000, or $0.04 per share, and $1,267,000, or $0.48 per share, for the years ended December 31, 2002 and 2001, respectively. The restatements resulted in the Company reporting a net loss of $14,000, or $0.01 per share, and $1,191,000, or $0.45 per share, for the years ended December 31, 2002 and 2001, respectively.


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

     The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:



                      FOR  THE  YEAR  ENDED  DECEMBER  31,
                        2003        2002 (AS RESTATED)  2001 (AS RESTATED)
                      --------     -----------------   -----------------

Technology fees . . .   12.6%       14.4%               20.8%
Facility management .   25.7%       35.2%               36.7%
Products and services   61.7%       50.4%               42.5%
Totals. . . . . . . .  100.0%       100.0%              100.0%



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

     The Company's policy is to record fully revenues payable pursuant to agency and license agreements when the Company has fulfilled its obligations under the relevant contract, except when the license agreement pertains to a foreign contract. In this case, revenue is recorded when cash is received and when the Company has fulfilled its obligations under the relevant foreign contract.


RESULTS  OF  OPERATIONS

     The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.


                               Year  Ended                           Year  Ended                             Year  Ended
                                               Period  to  Period    December  31,      Period to Period    December  31,
                           December 31, 2003   Percentage Change    2002 (as restated)  Percentage Change  2001 (as restated)
                           ------------------  ------------------   ------------------  -----------------  ------------------
(Dollars in thousands)

COMBINED STATEMENT OF
OPERATIONS DATA:
Revenues. . . . . . . . . . . . . . .  $ 5,401            1.5%        $5,319              19.3%           $ 4,459

Cost of revenues. . . . . . . . . . .    3,970           17.4%         3,381              21.0%             2,795

Gross profit. . . . . . . . . . . . .    1,431         (26.2%)         1,938              16.5%             1,664

Operating expenses. . . . . . . . . .    2,253           20.0%         1,877            (30.9%)             2,717

Operating income (loss) . . . . . . .     (822)             *             61                 *             (1,053)

Non-operating income (expense). . . .     (700)             *            (75)                *               (138)

Loss before income tax expense. . . .   (1,522)             *            (14)                *             (1,191)

Federal and state income tax expense.        0              *              0                 *                  0

Net loss. . . . . . . . . . . . . . .  $(1,522)             *         $  (14)                *            $(1,191)



PERCENTAGE OF REVENUES:

Revenues. . . . . . . . . . . . . . .   100.0%                         100.0%                               100.0%

Cost of revenues. . . . . . . . . . .    73.5                           63.6                                 62.7

Gross profit. . . . . . . . . . . . .    26.5                           36.4                                 37.3

Operating expenses. . . . . . . . . .    41.7                           35.3                                 60.9

Operating income (loss) . . . . . . .   (15.2)                           1.1                                (23.6)

Non-operating income (expense). . . .   (13.0)                          (1.4)                                (3.1)

Loss before income tax expense. . . .   (28.2)                          (0.3)                               (26.7)

Federal and state income tax expense.     0.0                            0.0                                  0.0

Net loss. . . . . . . . . . . . . . .  (28.2%)                          (0.3%)                              (26.7%)


* Period to period percentage change comparisons have only been calculated for positive numbers.


COMPARISON OF YEAR ENDED DECEMBER 31, 2003 WITH YEAR ENDED DECEMBER 31, 2002 (AS RESTATED)

     Revenues increased $82,000, or approximately 1.5%, to $5,401,000 for the year ended December 31, 2003 from $5,319,000 for the year ended December 31, 2002. The increase in revenue was due to the following: revenues from one-time domestic license or international territory fees increased $14,000, to $106,000 in 2003 from $92,000 in 2002; and revenues from existing on-line facilities increased $68,000 to $5,295,000 from $5,227,000 in 2002. This increase in revenue from existing on-line facilities was primarily from: fees derived from the management of alkaline admixture of $545,000, an increase in royalties of $72,000, an increase in leased equipment revenue of $94,000, an increase in commission, product and consulting revenue totaling $32,000, offset by decreases in facility management fee operations of $486,000, alkaline admixture revenue of $18,000 and research and development project revenue of $171,000. The decrease in facility management revenue was primarily the direct result of increased competition from local alternative processing companies. The Company expects no further decrease from 2003 to 2004, as the provisions of the operating contract require a minimum processing volume to be serviced by the Company.

     Gross Profit decreased $507,000, or approximately 26%, to $1,431,000 for the year ended December 31, 2003 from $1,938,000 for the year ended December 31, 2002. The decrease in gross profit was primarily due to the increased costs of procuring materials and transportation for the management and purchase of alkaline admixture, and an increase in the cost of goods sold recognized for the topsoil blend product shipped in 2003. The Company's largest increase in revenue in 2003 continued to be from the fees received on the management of alkaline admixture, which was a new source of revenue for 2002. The Company is paid a fee by certain customers to manage the mineral by-product used in the N-Viro process. The overall gross profit margin decreased to approximately 26% in 2003 from approximately 36% for 2002.

     Operating expenses increased $376,000, or approximately 20% to $2,253,000 for the year ended December 31, 2003 from $1,877,000 for the year ended December 31, 2002. The primary reason for the increase in operating expenses was an increase of $474,000 in outside professional fees and settlement costs.
Included in the increase of $474,000 for outside professional fees and settlement costs was $388,000 for expenses directly related to a derivative action filed by a stockholder.

     Nonoperating expense increased by $640,000 to expense of $700,000 for the year ended December 31, 2003 from expense of $59,000 for the year ended December 31, 2002. The increase was primarily due to an increase in the loss of $504,000 in the equity of a joint venture, to a loss of $539,000 in 2003 from a loss of $35,000 in 2002. Also, the Company recorded an increase in interest expense of $109,000, and a decrease in interest and dividend income of $18,000 from 2002, to $25,000.

     The Company recorded a net loss of $1,522,000 for the year ended December 31, 2003 compared to a net loss of $14,000 for the year ended December 31, 2002.

     The Company incurred a loss of approximately $539,000 on its share of Florida N-Viro, L.P. in 2003, an increase in loss of $504,000 from 2002. Included in this increase in loss from the joint venture was approximately $500,000 for an impairment write-down of a group of assets at one of Florida N-Viro's operating sites. The Company's investment in the joint venture now reflects zero value on its balance sheet, and an additional loss has been added to the allowance to reserve the Note Receivable due from Florida N-Viro. Even though the investment is now reflected at zero value, the Company believes the remaining operating assets of Florida N-Viro have value and will be marginally profitable in 2004. See the discussion in Liquidity and Capital Resources section later in this Item 7. The audited financial statements of Florida
N-Viro, L.P. are included in this document after the Company's financial statements as Item 15(d), Financial Statements of Subsidiaries not Consolidated.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 WITH YEAR ENDED DECEMBER 31, 2001 (AS RESTATED FOR BOTH YEARS)

     Revenues increased $861,000, or approximately 19%, to $5,319,000 for the year ended December 31, 2002 from $4,459,000 for the year ended December 31, 2001. The increase in revenue was due to the following: revenues from one-time domestic license or international territory fees increased $59,000, to $92,000 for 2002 from $33,000 for 2001; revenues from existing on-line facilities increased $947,000 to $5,227,000 from $4,280,000 for 2001. This increase in revenue from existing on-line facilities was primarily from: the recognition of a new source of revenue for 2002, fees derived from the management of alkaline admixture of $520,000, an increase in facility management fee operations of $235,000, an increase in alkaline admixture revenue of $373,000, an increase in commission, product and consulting revenue totaling $46,000, offset by decreases in royalties of $182,000, research and development project revenue of $37,000 and leased equipment revenue of $10,000. An additional decrease in gross revenue was the $144,000 in equipment sales in 2001 to an existing licensee who is not yet on-line. There were no equipment sales in 2002. The mix of revenues for 2002 continued to change from previous years, in that the Company continues to move towards a higher amount of revenues derived from ongoing licensees.

     Gross Profit increased $274,000, or approximately 17%, to $1,938,000 for the year ended December 31, 2002 from $1,664,000 for the year ended December 31, 2001. The increase in gross profit was primarily due to the increased revenue derived from the management of alkaline admixture, facility management and sale of alkaline admixture, and offset primarily by a decrease in royalty and equipment sales revenue. The Company's largest increase in revenue in 2002 was from the fees received on the management of alkaline admixture, which was a new source of revenue for 2002. The Company is paid a fee by certain customers to manage the mineral by-product used in the N-Viro process. The overall gross profit margin decreased slightly to approximately 36% in 2002 from approximately 37% for 2001.

     Operating expenses decreased $839,000, or approximately 31% to $1,878,000 for the year ended December 31, 2002 from $2,717,000 for the year ended December 31, 2001. The primary reason for the decrease in operating expenses was the settlement in late 2001 by the Company for the defense of its patents and licensing rights, which was approximately $549,000 less in 2002 than 2001. Selling, general and administrative expenses also decreased by $290,000, which was primarily due to: a decrease of $141,000 in legal fees, a decrease of $93,000 in salaries, employee benefits and consultants and a decrease in penalties of $68,000.

     Nonoperating expense decreased by $63,000 to expense of $75,000 for the year ended December 31, 2002 from expense of $138,000 for the year ended December 31, 2001. The decrease was primarily due to the Company's share of decrease in losses of Florida N-Viro, L.P. by $102,000 from 2001, partially offset by decreases in interest income of $21,000 and the loss on the sale of assets of $16,000.

     The Company recorded a net loss of $14,000 for the year ended December 31, 2002 compared to a net loss of $1,191,000 for the year ended December 31, 2001.

     The Company incurred a loss of approximately $35,000 on its share of Florida N-Viro, L.P. in 2002, a decreased loss of $102,000 from 2001. The audited financial statements of Florida N-Viro, L.P. for the years ended December 31, 2002 and 2001 are included in this document after the Company's financial statements as Item 15(d), Financial Statements of Subsidiaries not Consolidated.

INFLATION

     The Company believes that inflation has not had a material impact to date on the Company's operations.


LIQUIDITY  AND  CAPITAL  RESOURCES
     The Company had a working capital deficit of approximately $1,642,000 at December 31, 2003 compared to a deficit of $847,000 at December 31, 2002, a decrease of approximately $795,000. Current assets at December 31, 2003 included cash of $124,000, which is a decrease of about $281,000 from December 31, 2002 (which included restricted cash of $400,000). The decrease in working capital was principally due to the net loss for the year.

     In 2003 the Company's cash flow generated from operations was approximately $317,000, an improvement of approximately $132,000 from 2002. No unusual cash transactions were recorded in 2003. The Company generated positive cash flow from operations mainly by extending payment terms with creditors, primarily for professional fees and non-revenue generating vendors.

     In January, 2003, the Company had available a $750,000 line-of-credit with its former bank which was scheduled to expire January 31, 2003. Borrowings against the line bore interest at prime plus 1% on borrowings up to $400,000 and prime plus 3% for borrowings above $400,000. Borrowings, which were collateralized by all of the Company's assets including accounts receivable, inventories, equipment, assignment of a $400,000 certificate of deposit and assignment of certain contracts, were due on demand. In February, 2003, this line of credit was paid off with the redemption of the certificate of deposit and additional debt secured by another local bank, discussed in the following section.

     In February 2003 the Company closed on an $845,000 credit facility with Monroe Bank + Trust (the "Bank"). This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance its prior debt and to provide working capital. Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line provided the Company with additional working capital, and the debt refinance provided lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the Bank to obtain additional collateral of $100,000 (the "Additional Collateral") from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the former Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to $2,000 per annum; (2) interest at an annual rate of 5% of the $100,000 value of the Additional Collateral beginning on the first anniversary date of the closing of the credit facility, and (3) a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. The warrant was exercisable, in whole or in part, at any time and from time to time until February, 2006. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility. At
December 31, 2003, the Company had borrowed $398,223 against the line. In February, 2004, the Nicholsons exercised the warrant and acquired 50,000 of the Company's common stock at a purchase price of $0.90 per share.

     The Company was in violation of financial covenants governing the credit facility, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, both of which require positive net earnings. The Bank waived this violation in light of the Company's net loss for the year ended December 31, 2003, but required additional consideration in exchange for this waiver. In January 2004, the Company obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of its treasury stock to the Bank. In February, 2004, the Company renewed its line of credit with the Bank through April, 2004, and in April 2004 it was renewed again through October, 2004. As part of this renewal, the Bank decreased the maximum amount available to borrow on the line to $400,000. As of the date of this filing, the Company had borrowed $200,000 against the line.

     The normal collection period for accounts receivable are approximately 45-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The Company increased its reserve for bad debts during 2003 by $15,946 as a result of an increase in the amount of outstanding trade receivables.

     In  2003,  the  Company's  investment in a 47.5% owned partnership, Florida
N-Viro, L.P., recorded a net loss of approximately $1,144,000, including an impairment writedown of a group of assets of $1,062,000. Cash flow from operations was positive, and the Company believes the remaining revenue-generating assets of Florida N-Viro, L.P. will continue to provide adequate cash flow to fund operations for 2004.

     The Company is currently actively pursuing sale of its investment in Florida N-Viro, L.P., which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because these efforts are still in progress, there can be no assurance the Company will successfully complete these negotiations.

     During the fourth quarter of 2003, the Company issued 12,900 shares of common stock for stock options exercised, realizing total proceeds of $24,610 to the Company. Of these shares, 4,900 were issued to R. Francis DiPrete, a member of the Board of Directors. The proceeds of the exercises of the options were used for working capital.

     During the first quarter of 2004, an additional 41,500 shares of common stock were issued to employees and former directors of the Company for stock options exercised, realizing total proceeds to the Company of $66,117. Also during the first quarter of 2004, 50,000 warrants were exercised jointly by J. Patrick Nicholson and three of his sons, Michael, Robert and Timothy Nicholson, pursuant to the terms of an Agreement signed in February, 2003 to pledge additional collateral in securing additional financing to the Company. These warrants were exercised at $0.90 per share, and the Company issued unregistered common stock in exchange for the $45,000 in proceeds. The proceeds of the exercises of both the options and warrants were used for working capital.

     Also during the first quarter of 2004, the Company issued 72,237 shares of unregistered common stock to two trade creditors, eliminating $162,533 worth of debt owed by the Company to such creditors. In addition, 7,329 shares of unregistered common stock were issued to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for services rendered to management incurred from April through December, 2003, for $9,000 each, or a total of $18,000.

     The Company is currently completing a private placement of up to $750,000 in unregistered shares of its common stock. The Company hopes to sell up to 333,333 shares of common stock at a price per share of $2.25. To date, the Company has issued 193,417 shares for total proceeds of $435,188. There can be no assurance that the Company will be successful in finding a buyer for the balance of the private offering. If the shares are sold, the proceeds from the offering will be used to supplement the Company's working capital.

     On March 24, 2004, the Company announced in a Form 8-K that the Board of Directors had approved a Rights Offering for the beneficial owners of its common stock. The Company plans to issue one right to purchase one share of common stock, for each ten shares of stock beneficially owned. The Rights, which are being issued without registration, will be non-transferable and exercisable only by the beneficial owners in whose names they are issued. On April 8, 2004, the Company announced the record date for the Rights Offering will be April 16, 2004. If the Rights are exercised, the proceeds from the offering will be used to supplement the Company's working capital.

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

     The Company expects continued improvements in operating results for 2004 as a result of a return to low administrative costs, along with realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the cement, fuel and wastewater industries could provide enhanced liquidity and positively impact 2004 operations.

     Current market trends and Company business development provide significant basis for the Company's optimistic outlook for 2004 and beyond. The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which the Company's patented N-Viro processes are very cost competitive, and well established in the market place. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand the Company's revenue base over the next five years and beyond.


OFF-BALANCE  SHEET  ARRANGEMENTS  AND  OTHER

     At December 31, 2003, the Company did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

     From time to time, during the normal course of business, the Company may make certain indemnities, commitments and guarantees under which the Company may be required to make payments in relation to certain transactions. These include: (i) indemnities to vendors and service providers pertaining to claims based on the Company's negligence or willful misconduct and (ii) indemnities involving the accuracy of representations and warranties in certain contracts. Pursuant to Delaware law, the Company may indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The Company also has director and officer insurance coverage that limits its exposure and enables the Company to recover a portion of any future amounts that it may pay for indemnification purposes. The Company believes the applicable insurance coverage is generally adequate to cover any estimated potential liability for which it may provide indemnification. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Consolidated Balance Sheets.


CONTRACTUAL  OBLIGATIONS

     The following table summarizes our contractual cash obligations at December 31, 2003, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                                   Payments Due By Period

                                         key        Total         Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                  --------------   -----------    --------------  -------------  ------------   --------------
Purchase obligations . . . . . . .          (1)    $ 3,298,000    $  208,000       $ 1,014,000   $  676,000      $ 1,400,000

Long-term debt obligations . . . .          (2)        654,504       259,782           394,722           -                  -

Operating leases . . . . . . . . .          (3)        199,729        61,127           136,350         2,252                -

Capital lease obligations. . . . .                         -             -               -               -                  -

Other long-term debt obligations .                         -             -               -               -                  -
                                  --------------   -----------    --------------  -------------  ------------   --------------

Total contractual cash obligations                 $ 4,152,233    $  528,909       $ 1,545,072   $  678,252      $ 1,400,000


(1) Purchase obligations include agreements to purchase services that are enforceable and legally binding on the Company and that specify all significant terms and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(2)  Amounts  represent the expected cash payments of our long-term obligations.

(3) Amounts represent the expected cash payments of our operating lease obligations.



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

Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at December 31, 2003 and 2002.

Intangible Assets - Intangible assets deemed to have indefinite lives are tested for impairment by comparing the fair value with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows. In accordance with SFAS No. 142, the Company tests for impairment annually.

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

     New Accounting Standards - The Financial Accounting Standards Board ("FASB") has issued the following new accounting and interpretations, which may be applicable in the future to the Company:

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the application of the provisions of SFAS No. 149 to have a material impact on its financial position, results of operations or cash flows.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the Company's financial condition or results of operations.

     FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51", was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that is does not have any VIEs.

     Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.


RISK  FACTORS

THE  COMPANY'S  LICENSEES  ARE  SUBJECT  TO  EXTENSIVE  AND  INCREASINGLY STRICT
FEDERAL,  STATE  AND  LOCAL  ENVIRONMENTAL  REGULATION  AND  PERMITTING.

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

THE  ABILITY  TO  GROW  MAY  BE  LIMITED  BY  COMPETITION.

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

     The Company's business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the quarter and year ended December 31, 2003, our single largest customer accounted for approximately 35 percent and 44 percent, respectively, of our revenues and our top three customers accounted for approximately 69 percent and 65 percent, respectively, of our revenues.

THE  COMPANY  IS  AFFECTED  BY  UNUSUALLY  ADVERSE  WEATHER  CONDITIONS.

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

FUEL  COST  VARIATION  COULD  AFFECT  OPERATING  RESULTS  AND  EXPENSES.

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

THE  COMPANY  IS  DEPENDENT  ON  THE  MEMBERS  OF  ITS  MANAGEMENT  TEAM.

     The Company is highly dependent on the services of its management team, the loss of any of whom may have a material adverse effect on its business and financial condition.

     The Company has entered into employment agreements with certain members of its management team, which contain non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. The Company cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one of its key executive officers was to leave and the courts refused to enforce the non-compete covenant, the Company might be subject to increased competition, which could have a material and adverse effect on its business and financial condition.

THE COMPANY'S INTELLECTUAL PROPERTY MAY BE MISAPPROPRIATED OR SUBJECT TO CLAIMS OF INFRINGEMENT.

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


ITEM  7A.          QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
               ABOUT  MARKET  RISK

     As of December 31, 2003, the Company held no investments subject to market risk. In January, 2004, the Company held $75,000 in a certificate of deposit with its bank. Market risk is considered to be low, with the potential for loss of earnings, value or other changes in interest rates to be immaterial to the Company.


ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA



                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS

FINANCIAL  STATEMENTS
    Consolidated  balance  sheet
    Consolidated  statements  of  operations
    Consolidated  statements  of  stockholders'  equity  (deficit)
    Consolidated  statements  of  cash  flows
    Notes  to  consolidated  financial  statements

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS  ON
    ACCOMPANYING  INFORMATION

ACCOMPANYING  INFORMATION
    Schedule  II  -  Valuation  and  qualifying  accounts  and reserves






INDEPENDENT  AUDITOR'S  REPORT


Board  of  Directors
N-Viro  International  Corporation
Toledo,  Ohio  43606

We have audited the accompanying consolidated balance sheet of N-Viro International Corporation (a Delaware entity), as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The Company has an investment in Florida N-Vivo, L.P., which is accounted for in the accompanying financial statement using the equity method of accounting. We did not audit the financial statements of Florida N-Viro, L.P. The financial statements of this partnership were audited by other auditors, whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts and information relating to this partnership, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company continues to sustain operating losses and the Company continues to have low levels of working capital and liquidity. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might be necessary should the Company be unable to continue as a going concern.



 /s/   FOLLMER  RUDZEWICZ  PLC
------------------------------
FOLLMER  RUDZEWICZ  PLC
Southfield,  Michigan
April  1,  2004







Report  of  Independent  Public  Accountants
--------------------------------------------

To  the  Board  of  Directors
N-Viro  International  Corporation
Toledo,  Ohio

     We have audited the accompanying consolidated balance sheet of N-Viro International Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We did not audit the financial statements of Florida N-Viro, L.P., a limited partnership, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in this partnership represents 12% of total assets as of December 31, 2002. The Company's share of the net loss of this partnership represents 36% and 11% of the net loss of the Company for each of the two years in the period ended December 31, 2002. The financial statements of this partnership were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts and information relating to this partnership, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of N-Viro International Corporation and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                             /s/HAUSSER  +  TAYLOR  LLC
                                             --------------------------
                                             HAUSSER  +  TAYLOR  LLC



Cleveland,  Ohio
March  19,  2003,  except  for
  Note  11,  as  to  which  the
  date  is  April  1,  2004





                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002




                                             2003         2002 (as restated)
                                         ------------    ------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents:
Unrestricted . . . . . . . . . . . . . .  $  123,547      $         4,935
Restricted . . . . . . . . . . . . . . .           -              400,000
Receivables:
Trade, net . . . . . . . . . . . . . . .     842,583              874,421
Notes receivable - current . . . . . . .      59,017               16,358
Related parties. . . . . . . . . . . . .      17,000                    -
Prepaid expenses and other assets. . . .      49,540              137,257
Inventory. . . . . . . . . . . . . . . .      80,932              117,440
                                         ------------    ------------------
Total current assets . . . . . . . . . .   1,172,619            1,550,411

PROPERTY AND EQUIPMENT, NET. . . . . . .     468,497              559,095

INVESTMENT IN FLORIDA N-VIRO, L.P. . . .           -              490,583

NOTES RECEIVABLE, NET OF CURRENT PORTION     346,248              374,606

INTANGIBLE AND OTHER ASSETS, NET . . . .   1,209,825            1,267,384
                                         ------------    ------------------


                                          $3,197,189      $     4,242,079



   The accompanying notes are an integral part of these financial statements.




                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002



                                                                     2003           2002 (as restated)
                                                                --------------     -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current maturities of long-term debt. . . . . . . . . . . . . .  $    259,782       $      392,078
Line-of-credit. . . . . . . . . . . . . . . . . . . . . . . . .       398,223              656,087
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .     1,737,019              978,691
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .       419,377              370,251
                                                                --------------     -------------------
Total current liabilities . . . . . . . . . . . . . . . . . . .     2,814,401            2,397,107

LONG-TERM DEBT, LESS CURRENT MATURITIES . . . . . . . . . . . .       394,722              426,738
                                                                --------------     -------------------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . .     3,209,123            2,823,845

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued - 2,713,833 shares in 2003 and 2,700,933 shares in 2002.        27,138               27,010
Preferred stock, $.01 par value
Authorized - 2,000,000 shares
Issued - 1 share in 2003 and -0- shares in 2002 . . . . . . . .             -                    -
Additional paid-in capital. . . . . . . . . . . . . . . . . . .    13,587,484           13,495,602
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (12,941,666)         (11,419,488)
                                                                --------------     -------------------
                                                                      672,956            2,103,124

Less treasury stock, at cost, 123,500 shares. . . . . . . . . .       684,890              684,890
                                                                --------------     -------------------
Total stockholders' equity (deficit). . . . . . . . . . . . . .       (11,934)           1,418,234

                                                                 $  3,197,189       $    4,242,079



   The accompanying notes are an integral part of these financial statements.



                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 2003, 2002 and 2001



                                                   2003      2002 (as restated)    2001 (as restated)
                                              ------------     ----------------      ----------------
REVENUES. . . . . . . . . . . . . . . . . . .  $ 5,401,048       $    5,319,477       $    4,458,823

COST OF REVENUES. . . . . . . . . . . . . . .    3,970,380            3,381,413            2,794,950
                                              ------------     ----------------      ----------------

GROSS PROFIT. . . . . . . . . . . . . . . . .    1,430,668            1,938,064            1,663,873

OPERATING EXPENSES
Selling, general and administrative . . . . .    2,209,112            1,876,601            2,167,308
Litigation settlement expense . . . . . . . .       43,900                  545              549,852
                                              ------------     ----------------      ----------------
                                                 2,253,012            1,877,146            2,717,160
                                              ------------     ----------------      ----------------

OPERATING INCOME (LOSS) . . . . . . . . . . .     (822,344)              60,918           (1,053,287)

NONOPERATING INCOME (EXPENSE)
Interest and dividend income. . . . . . . . .       25,165               42,914               63,739
Interest expense. . . . . . . . . . . . . . .     (170,793)             (62,282)             (59,626)
Loss on sale of assets. . . . . . . . . . . .      (15,547)             (21,426)              (5,005)
Loss from equity investment in joint venture.     (538,659)             (34,503)            (136,880)
                                              ------------     ----------------      ----------------
                                                  (699,834)             (75,297)            (137,772)
                                              ------------     ----------------      ----------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . .   (1,522,178)             (14,379)          (1,191,059)

Federal and state income taxes. . . . . . . .            -                    -                    -
                                              ------------     ----------------      ----------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $(1,522,178)      $      (14,379)      $   (1,191,059)


Basic and diluted loss per share. . . . . . .  $     (0.59)      $        (0.01)      $        (0.45)

Weighted average common shares
 outstanding - basic and diluted. . . . . . .    2,578,871            2,577,433            2,635,334


   The accompanying notes are an integral part of these financial statements.



                        N-VIRO INTERNATIONAL CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years Ended December 31, 2003, 2002 and 2001


                                                     Additional
                                            Common     Paid-in     Accumulated     Treasury
                                            Stock      Capital        Deficit       Stock        Total
                                          ---------  -----------   ------------   ----------  ------------
BALANCE JANUARY 1, 2001 (as restated) . .  $27,010   $13,498,602   $(10,214,050)  $(617,977)  $ 2,693,585

Net loss - as filed . . . . . . . . . . .        -             -     (1,267,218)          -    (1,267,218)
Prior period adjustment . . . . . . . . .                                76,159                    76,159
Purchase of treasury stock. . . . . . . .        -             -              -     (66,913)      (66,913)
Other . . . . . . . . . . . . . . . . . .        -        (3,000)             -           -        (3,000)
                                          ---------  -----------   ------------   ----------  ------------

BALANCE DECEMBER 31, 2001 (as restated) .   27,010    13,495,602    (11,405,109)   (684,890)    1,432,613

Net loss - as filed . . . . . . . . . . .        -             -        (95,852)          -       (95,852)
Prior period adjustment . . . . . . . . .                                81,473                    81,473
                                          ---------  -----------   ------------   ----------  ------------

BALANCE DECEMBER 31, 2002 (as restated) .   27,010    13,495,602    (11,419,488)   (684,890)    1,418,234

Net loss. . . . . . . . . . . . . . . . .        -             -     (1,522,178)          -    (1,522,178)
Issuance of common stock - 12,900 shares.      129        24,482              -           -        24,611
Other . . . . . . . . . . . . . . . . . .       (1)       67,400              -           -        67,399
                                          ---------  -----------   ------------   ----------  ------------

BALANCE DECEMBER 31, 2003 . . . . . . . .  $27,138   $13,587,484   $(12,941,666)  $(684,890)  $   (11,934)



   The accompanying notes are an integral part of these financial statements.


                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2003, 2002 and 2001



                                                              2003          2002 (as restated)   2001 (as restated)
                                                         -------------      ----------------     ------------------

Cash Flows From Operating Activities
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(1,522,178)      $      (14,379)      $   (1,191,059)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization. . . . . . . . . . . . . .      263,834              253,373              263,861
Provision (credit) for bad debts . . . . . . . . . . . .       15,946               15,731              (57,063)
Loss on the sale of fixed assets . . . . . . . . . . . .       15,547               21,426                5,005
Loss from investment in Florida N-Viro . . . . . . . . .      538,658               34,503              136,880
Decrease (increase) in trade receivables . . . . . . . .      113,339              160,107              477,994
Decrease (increase) in prepaid expenses and other assets       47,418              (86,099)              33,812
Decrease (increase) in inventory . . . . . . . . . . . .       36,508             (117,440)                   -
(Decrease) increase in accounts payable and accrued
liabilities. . . . . . . . . . . . . . . . . . . . . . .      808,270              (82,304)             (35,274)
                                                         -------------      ----------------     ------------------

Net cash provided (used in) by operating activities. . .      317,342              184,918             (365,844)

Cash Flows From Investing Activities
Reductions to restricted cash and cash equivalents . . .      400,000                    -               17,666
Purchases of property and equipment. . . . . . . . . . .      (21,378)             (25,969)             (43,681)
Proceeds from sale of property and equipment . . . . . .        8,692                    -                    -
Collections from (advances to) related parties . . . . .            -                 (145)              (2,549)
Increase in notes receivable . . . . . . . . . . . . . .     (157,636)             (35,748)            (212,873)
Collections on notes receivable. . . . . . . . . . . . .       35,838               22,288               20,777
Expenditures for intangible assets . . . . . . . . . . .      (65,345)             (79,408)             (42,726)
                                                         -------------      ----------------     ------------------

Net cash provided (used in) by investing activities. . .      200,171             (118,982)            (263,386)

Cash Flows From Financing Activities
Net borrowings on line-of-credit . . . . . . . . . . . .     (257,864)             152,474              203,613
Borrowings under long-term obligations . . . . . . . . .      369,753              261,398              523,472
Principal payments on long-term obligations. . . . . . .     (528,900)            (520,300)            (177,913)
Issuance of common stock . . . . . . . . . . . . . . . .       24,610                    -                    -
Expenditures for private placement of stock. . . . . . .       (6,500)                   -                    -
Other. . . . . . . . . . . . . . . . . . . . . . . . . .            -                    -               (3,000)
                                                         -------------      ----------------     ------------------
Net cash (used in) provided by financing activities. . .     (398,901)            (106,428)             546,172
                                                         -------------      ----------------     ------------------

Net Increase (Decrease) in Cash and Cash Equivalents . .      118,612              (40,492)             (83,058)

Cash and Cash Equivalents - Beginning. . . . . . . . . .        4,935               45,427              128,485
                                                         -------------      ----------------     ------------------

Cash and Cash Equivalents - Ending . . . . . . . . . . .  $   123,547       $        4,935       $       45,427


Supplemental disclosure of cash flows information:
Cash paid during the year ended for interest . . . . . .  $   100,571       $      154,101       $       59,345



   The accompanying notes are an integral part of these financial statements.


                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      F-31
NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The following is a summary of certain accounting policies followed in the preparation of these financial statements. The policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements:

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

     The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at December 31, 2003 and 2002.

D. Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has in the past and continues to sustain net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a low level. At December 31, 2003, current liabilities exceed current assets by $1,641,782. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

     Restricted cash consists of a certificate of deposit which was held as collateral against the Company's line-of-credit as of December 31, 2002. This certificate of deposit was used to pay the Company's line of credit with its former lending institution in February, 2003. The Company also obtained a new certificate of deposit for $75,000 with its current lending institution in January, 2004.

G. Accounts receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due amounted to $124,314 and $93,064 of net receivables for the years ended December 31, 2003 and 2002, respectively. The Company's policy is not to accrue and record interest income on past due trade receivables. The Company does bill the customer finance charges on past due accounts and records the interest income when collected.


                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

     Management estimates an allowance for doubtful accounts, which was $55,946 and $40,000 as of December 31, 2003 and 2002, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections.

H. Inventory - Inventory is recorded at lower of cost or market and consists of N-Viro soil, manufactured by the Company, which is available for sale and used in commercial, agricultural and horticultural applications. The weighted-average method is used to value the inventory.

I. Property and Equipment - Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are five to fifteen years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense amounted to $116,572, $119,730 and $140,331 in 2003, 2002 and 2001, respectively. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

J. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from four to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were
14.9 and 15.0 years, respectively, at December 31, 2003 and 2002). Amortization expense amounted to $140,558, $133,643 and $123,530 in 2003, 2002 and 2001,
respectively; estimated amortization expense, based on intangible assets at December 31, 2003, for each of the ensuing five years is as follows: 2004-2005
-  $143,000;  2006 - $136,000; 2007 - $121,000; 2008 - $104,000.  Management has
reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows. In accordance with SFAS No. 142, the Company tests for impairment annually.

     The Company is also amortizing the capitalized cost of obtaining its credit facility, for the additional collateral required and evidenced by a warrant to purchase 50,000 shares of the Company's common stock. The Company estimated this cost at February 26, 2003 to be $30,000, and is amortizing this over 4 years by the straight-line method. Amortization expense amounted to $6,705 in 2003; estimated amortization expense for each of the next five years is as follows: 2004-2006 - $7,500; 2007 - $795; 2008 - $-0-.

K. Revenue Recognition - Facility management revenue, sludge processing revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

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

          The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling has been included in the cost of revenues.

L. Loss Per Common Share - Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2003, 2002 and 2001, the effects of the stock options granted are excluded from the diluted per share calculation because they would be antidilutive.

M. New Accounting Standards - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the application of the provisions of SFAS No. 149 to have a material impact on its financial position, results of operations or cash flows.

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

          FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51", was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that is does not have any VIEs.

          The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

N. Reclassifications - Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.

O.     Advertising  costs  -  Advertising  costs  are  expensed  as  incurred.



NOTE  2.     BALANCE  SHEET  DATA

NOTES  AND  OTHER  RECEIVABLES:

At December 31, 2003, unsecured, 9.75% demand notes receivable totaling $210,674 (including accrued interest of $40,674) and unsecured, prime (stated by a local bank) plus % demand note receivable totaling $205,947 (including accrued interest of $25,947) are due from Florida N-Viro, the Company's joint venture investee. The notes due from Florida N-Viro have been deemed to be noncurrent by management in the accompanying balance sheets. The Company recorded interest income of $22,411 in 2003, which was the amount of interest received on the notes due from Florida N-Viro. During 2003, the Company continued to record an allowance totaling $25,800 for the interest portion of the note receivable. In 2003, an additional $48,076 was recorded to the allowance against the Note, to recognize the additional loss in excess of the remaining investment account that absorbed the writedown of assets impaired of Florida N-Viro. The Company's limited partner interest in the joint venture is now reflected at a -0- value as of December 31, 2003. Any additional losses passed through from the partnership will be recorded as an increase to the allowance against the Note Receivable. See "Investment in Florida N-Viro, L.P." later in this section.

The Company has an unsecured receivable from a related party, N-Viro Energy Systems, Inc., estimated to be $17,000 in 2003 and totaling $24,606 in 2002. During 2003, the amount due from the related party has been deemed to be current by management in the accompanying balance sheets, but was classified as noncurrent at December 31, 2002. The amount due is part of a settlement with the Company's former Chairman of the Board, which was settled in August, 2003.

At December 31, 2003, an unsecured, 6% demand note receivable dated October 1, 2003 is due from an unrelated third-party licensee, Soil Preparation Inc., for $111,375. The Note is for 18 months, with principal scheduled to be paid commencing July 1, 2004 and ending December 1, 2005.

At December 31, 2003, an unsecured, 6% demand note receivable dated December 15, 2003 is due from an unrelated third-party licensee, N-Viro Systems Canada, for $23,781. The Note is for 13 months, with principal scheduled to be paid commencing January 1, 2004 and ending January 1, 2005.




                                                                      2003      2002
                                                                  ----------   --------
Notes receivable - Florida N-Viro, L.P., net of allowance of
114,697 in 2003 and $63,232 in 2002 . . . . . . . . . . . . . . .   $301,924   $350,000
Note receivable - related party (reclassified as current in 2003).        -      24,606
Notes receivable - third-party licensees . . . . . . . . . . . . .   103,341     16,358
                                                                  ----------   --------
                                                                     405,265    390,964
Less current maturities. . . . . . . . . . . . . . . . . . . . . .    59,017     16,358
                                                                  ----------   --------
                                                                    $346,248   $374,606


NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

PROPERTY  AND  EQUIPMENT  (AT  COST):




                                                   2003          2002
                                                -----------   ----------
Land and leasehold improvements. . . . . . . .  $   43,903    $   43,903
Equipment. . . . . . . . . . . . . . . . . . .   1,034,349     1,215,893
Furniture and fixtures . . . . . . . . . . . .     134,954       160,706
                                                -----------   ----------
                                                 1,213,206     1,420,502
Less accumulated depreciation and amortization     744,709       861,407
                                                -----------   ----------
                                                $  468,497    $  559,095



INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.:

Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 47.5% interest in the joint venture and, as described in Note 1, accounts for its investment under the equity method. The Company's limited partner interest in the joint venture is now reflected at a -0- value as of December 31, 2003. Any additional losses passed through from the partnership will be recorded as an increase to the allowance against the Note Receivable.

The Company is currently actively pursuing sale of its investment in Florida N-Viro, L.P., which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because these efforts are still in progress, there can be no assurance the Company will successfully complete these negotiations.

Condensed financial information of the partnership as of December 31, 2003 and 2002 is as follows:




                          2003             2002
                       -----------      ----------
Current assets. . . .  $  576,499       $  624,843
Long-term assets. . .     711,278        1,928,495
                       -----------      ----------

                       $1,287,777       $2,553,338

Current liabilities .  $1,464,216       $1,537,744
Long-term liabilities      14,251           62,467
Partners' equity. . .    (190,690)         953,127
                       -----------      ----------

                       $1,287,777       $2,553,338



                                Year Ended December 31,
                    2003               2002             2001
                 ------------        ------------     -----------
Net sales        $ 2,458,270         $3,135,465       $2,930,294
Net loss.         (1,143,817)           (72,636)        (288,168)


NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.  (CONTINUED):

During 2003, 2002 and 2001, the Partnership's largest customer accounted for 19%, 29% and 19%, respectively, of its revenue. Additionally, during 2003, 2002 and 2001, the Partnership's largest customers accounted for 73% (four customers), 60% (three customers) and 59% (four customers) of total revenue, respectively.

INTANGIBLE  AND  OTHER  ASSETS:



                                                               2003                        2002
                                                           ---------------              ------------
Patents and related intangibles, less accumulated
amortization (2003 - $483,900; 2002 - $399,300). . . . . .  $      755,081              $    774,324
Territory rights, less accumulated amortization
  (2003 - $258,800; 2002 - $202,800)                               427,091                   483,060
Loan costs, less accumulated amortization ($6,865 in 2003
and $-0- in 2002). . . . . . . . . . . . . . . . . . . . .          23,135                         -
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .           4,518                    10,000
                                                           ---------------              ------------
                                                            $    1,209,825              $  1,267,384



ACCRUED  LIABILITIES:




                         2003            2002
                       --------        --------
Employee benefits      $147,758        $137,313
Sales tax payable       176,422         175,661
Interest payable.        83,452          12,782
Other payable . .        11,745          44,495
                       --------        --------
                       $419,377        $370,251


NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT

In February 2003 the Company closed on an $845,000 credit facility with a local bank (the "Bank"). This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance its prior debt and to provide working capital.
Previously, the Company had a $750,000 line of credit with another financial institution, secured by a $400,000 restricted Certificate of Deposit, required and held by this financial institution. Effectively, the former line of credit provided only $350,000 of additional working capital. The effective increase in the line provided the Company with additional working capital, and the debt refinance provided lower cost and longer term debt, improving cash flow. To secure the credit facility, the Company was required by the Bank to obtain additional collateral of $100,000 (the "Additional Collateral") from a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, the former Chairman of the Board and Consultant to the Company; Michael G. Nicholson, the Company's Chief Operating Officer and a Director; Robert F. Nicholson, a Company employee, and Timothy J. Nicholson, a Company employee, ("the Nicholsons") collectively provided the $100,000 Additional Collateral. In exchange for their commitment, the Company agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to $2,000 per annum; (2) interest at an annual rate of 5% of the $100,000 value of the Additional Collateral beginning on the first anniversary date of the closing of the credit facility, and (3) a warrant to acquire in the aggregate, 50,000 shares of the Company's voting common stock at a purchase price of $0.90 per share, which was the closing market price of the Company's common stock on the prior business day to the closing of the Credit Facility. The warrant was exercisable, in whole or in part, at any time and from time to time until February, 2006. In addition, the Company granted to the Nicholsons a lien upon the Company's inventory and accounts receivable. This lien is subordinated to both existing liens on the Company's assets and all liens granted by the Company in favor of the financial institution providing the Credit Facility. At December 31, 2003, the Company had borrowed $398,223 against the line. In February, 2004, the Nicholsons exercised the warrant and acquired 50,000 of the Company's common stock at a purchase price of $0.90 per share.

The Company was in violation of financial covenants governing the credit facility, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, both of which require positive earnings. The Bank waived this violation in light of the Company's net loss for the year ended December 31, 2003, but required additional consideration in exchange for this waiver. In January 2004, the Company obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of its treasury stock to the Bank. In February, 2004, the Company renewed its line of credit with the Bank through April, 2004, and in April 2004 it was renewed again through October, 2004. As part of this renewal, the Bank decreased the maximum amount available to borrow on the line to $400,000.

Long-term  debt  at  December  31,  2003  and  2002  is  as  follows:




                              2003         2002
                          -----------   ----------
Notes payable . . . . .     $654,504     $818,816
Less current maturities      259,782      392,078
                           ----------   ----------
                            $394,722     $426,738

The notes payable are notes signed for amounts owed to vendors and other parties. The notes bear interest ranging from 6% to 19.35% (with a weighted average interest rate of 6.9% as of December 31, 2003) and are due at varying dates through March 2007. Included in notes payable is $45,191 in installment notes secured by equipment and $572,292 secured by the general assets of the Company. The remainder of the notes are unsecured. Aggregate maturities of long-term debt for the years ending December 31 are as follows: 2004 - $259,782; 2005 - $172,105; 2006 - $179,091 and 2007 - $43,526. Interest paid was approximately $75,300, $54,000 and $55,300 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE  4.     EQUITY  TRANSACTIONS

The Company has authorized 2,000,000 shares of preferred stock, par value of $.01 per share, of which one share and -0- shares were outstanding at December 31, 2003 and 2002, respectively. In 2003, the Board authorized the creation of a class of Series A Preferred Stock of the Company, $0.01 par value, one share of which was issued to Mr. J. Patrick Nicholson, in connection with the Settlement Agreement described in Note 6. The holder of the Preferred Stock has the right to elect one member to the Board. The holder always shall be Mr. Nicholson as the Series A Preferred Stock is non-transferable. Furthermore, the Series A Preferred Stock has a term equal to ten years, and the right to appoint a Director is subject to cancellation if Mr. Nicholson ceases to control at least 17.5% of the aggregate number of shares of the Company's voting, common stock issued and outstanding as a result of his actions. The Series A Preferred Stock does not have a liquidation preference, and the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as a transaction not involving a public offering.

The Company has a stock option plan for directors and key officers under which 600,000 shares of common stock may be issued. The options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years except for directors whose options vest immediately, but can not be exercised until six months from the date of grant. Options have been granted at the approximate market value of the stock at date of grant. In the fourth quarter of 2003, two optionees exercised a total of 12,900 options at a weighted average option price of $1.91.

The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 2003, 2002 and 2001 and the number outstanding and exercisable at those dates:



                                               2003                      2002 (restated)        2001
                                                            Weighted           Weighted             Weighted
                                                            Average            Average              Average
                                                            Exercise           Exercise             Exercise
                                              Shares         Price     Shares   Price     Shares     Price
                                           ----------    ----------   -------  ---------  ---------  --------
Outstanding, beginning of year . . . . . .    578,025   $      2.46   567,525  $   2.49   516,325     $2.69
Granted. . . . . . . . . . . . . . . . . .          -             -    10,500      0.91    93,200      1.50
Expired during the year. . . . . . . . . .    (65,650)         3.36         -             (42,000)     2.72
Outstanding, end of year . . . . . . . . .    512,375          2.35   578,025      2.46   567,525      2.49
                                            ----------               --------             -------
Eligible for exercise at end of year . . .    466,075                 499,225             403,425

Weighted average fair value per option for
options granted during the year. . . . . .  $       -                          $   1.07            $   1.50

NOTE  4.     EQUITY  TRANSACTIONS  (CONTINUED)

A  further  summary  of  stock  options  follows:




                            Options Outstanding                                    Options Exercisable
                                 Weighted
                                  Average             Weighted       Weighted
                                 Remaining             Average        Average
                                  Number             Contractual      Exercise     Number       Exercise
                                Outstanding             Life            Price    Exercisable      Price
                                                      2003
                            ---------------------------------------------------------------------------
Range of exercise prices:
0.91 to $2.43 . . . . . .              448,200           5.42     $ 1.99            409,900     $ 2.03
4.00 to $5.00 . . . . . .               64,175           5.05       4.87             56,175       4.85
                            -------------------                                  -----------
                                        512,375                                     466,075

                                                2002 - restated
-------------------------------------------------------------------------------------------------------
Range of exercise prices:
0.91 to $2.43 . . . . . .              469,100           6.45     $ 1.98            412,200     $ 2.06
4.00 to $5.00 . . . . . .              108,925           3.77       4.52             87,025       4.40
                            -------------------                                  -----------
                                        578,025                                     499,225

                                                       2001
-------------------------------------------------------------------------------------------------------

Range of exercise prices:
1.50 to $2.43 . . . . . .              458,600           7.37     $ 2.01            324,100     $ 2.09
4.00 to $5.00 . . . . . .              108,925           4.77       4.52             79,325       4.35
                            -------------------                                  -----------
                                        567,525                                     403,425



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As permitted under accounting principles generally accepted in the United States of America, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock at grant date and the amount an employee must pay to acquire the stock. No compensation cost was recognized under APB No. 25 for the years ended December 31, 2003, 2002 and 2001. The Company follows the disclosure provisions of SFAS Statements No. 123 and No. 148 which prescribe a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees.


NOTE  4.     EQUITY  TRANSACTIONS  (CONTINUED)



                                                 2003      2002 (as restated)   2001 (as restated)
                                             ------------  -------------------  -------------------
Loss from continuing operations:
Net loss as reported. . . . . . . . . . . .  $(1,522,178)  $          (14,379)  $       (1,191,059)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects. . . . . . . . . . .       74,484              220,656              246,222
                                             ------------  -------------------  -------------------
Pro-forma net loss. . . . . . . . . . . . .   (1,596,662)            (235,035)          (1,437,281)
Loss from continuing operations per
share (basic and diluted):
As reported . . . . . . . . . . . . . . . .  $     (0.59)  $            (0.01)  $            (0.45)
Pro-forma . . . . . . . . . . . . . . . . .  $     (0.62)  $            (0.09)  $            (0.55)

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 2003, 2002 and 2001, respectively: no assumed dividend rates for all years; risk-free interest rates of 4.5%, 4.5% and 5.0% on expected lives of 10 years for all years; and expected price volatility of 109%, 109% and 113%, respectively.

NOTE  5.     REVENUE  AND  MAJOR  CUSTOMERS

Revenues for the years ended December 31, 2003, 2002 and 2001 consist of the following:




                          2003     2002 (as restated)   2001 (as restated)
                       ----------  -------------------  -------------------
Facility management .  $1,386,720  $         1,872,722  $         1,637,243
Technology fees . . .     681,036              767,228              925,245
Products and services   3,333,292            2,679,527            1,896,335
                       ----------  -------------------  -------------------

                       $5,401,048  $         5,319,477  $         4,458,823
                       ==========  ===================  ===================


NOTE  5.     REVENUE  AND  MAJOR  CUSTOMERS  (CONTINUED)

Cost of revenues for the years ended December 31, 2003, 2002 and 2001 consist of the following:




                          2003        2002        2001
                       ----------  ----------  ----------
Facility management .  $1,385,713  $1,527,754  $1,272,566
Technology fees . . .     171,728     143,628     183,294
Products and services   2,412,939   1,710,031   1,339,090
                       ----------  ----------  ----------

                       $3,970,380  $3,381,413  $2,794,950
                       ==========  ==========  ==========




Revenues for the years ended December 31, 2003, 2002 and 2001 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management and products and services classifications), which represented approximately 35%, 44% and 38%, respectively, of total revenues. In addition, the Company had another major customer, WeCare Environmental Services, totaling approximately 34%, 16% and 11% of total revenues (which is included mainly in the products and services classification) for the years ended December 31, 2003, 2002 and 2001, respectively. The accounts receivable balances due (all of which are unsecured) from these customers at December 31, 2003 and 2002 were approximately $402,000 and $281,000, respectively.

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



NOTE  6.     COMMITMENTS  AND  CONTINGENCIES

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

In August 2003, the Company entered into a Settlement Agreement with Mr. J. Patrick Nicholson and negotiated a new consulting agreement. The new consulting agreement will expire in August 2008, and Mr. Nicholson will be required to provide future services to be eligible for compensation. Mr. Nicholson is also entitled to payments of $48,000 per year for non-competition and $6,000 per year for office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements previously discussed. The details of this new agreement were disclosed in a filing on August 29, 2003 on Form 8-K.

In the third quarter of 2003, the Company entered into an employment with another officer of the Company, Michael G. Nicholson. The employment agreement will expire in June 2007. Future compensation amounts are to be determined annually by the Board. The agreement was disclosed in a filing on June 10, 2003 on Form 8-K.

The Company leases its executive and administrative offices in Toledo, Ohio. The total minimum rental commitment for the years ending December 31, 2004 through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for the years ended December 31, 2003, 2002 and 2001 is approximately $57,100, $64,600 and $65,100, respectively. The Company also leases various equipment on a month-to-month basis.

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

The composition of the deferred tax assets and liabilities at December 31, 2003 and 2002 is as follows:



                                               2003          2002
                                           ------------  ------------
Gross deferred tax liability, accelerated
depreciation. . . . . . . . . . . . . . .  $   (38,000)  $      (700)
Gross deferred tax assets:
Loss carryforwards. . . . . . . . . . . .    4,881,700     4,492,700
Patent costs. . . . . . . . . . . . . . .      207,600       284,100
Florida N-Viro asset impairment . . . . .      200,000             -
Allowance for doubtful accounts . . . . .       22,400        16,000
Allowance for notes receivable. . . . . .       45,900        25,300
Property and equipment basis difference .        4,100         7,000
Litigation settlement - cost of warrants.       17,600             -
Other . . . . . . . . . . . . . . . . . .       18,600        16,700

Less valuation allowance. . . . . . . . .   (5,359,900)   (4,841,100)
                                           ------------  ------------

                                           $         -   $         -
                                           ============  ============



NOTE  7.     INCOME  TAX  MATTERS  (CONTINUED)

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2003, 2002 and 2001 and are as follows:




                                                   2003       2002        2001
                                                ----------  ---------  ----------
Computed "expected" tax (credits). . . . . . .  $(517,500)  $(32,600)  $(431,000)
State taxes, net of federal tax benefit. . . .    (45,500)    (2,900)    (38,000)
(Decrease) increase in income taxes resulting
from:
Change in valuation allowance. . . . . . . . .    518,800    (28,900)    455,000
Other. . . . . . . . . . . . . . . . . . . . .     44,200     64,400      14,000
                                                ----------  ---------  ----------

                                                $       -   $      -   $       -
                                                ==========  =========  ==========




The net operating losses available at December 31, 2003 to offset future taxable income total approximately $12,200,000 and expire principally in years 2009 - 2023.


NOTE  8.     CASH  FLOWS  INFORMATION

Information relative to the statements of cash flows not disclosed elsewhere for the years ended December 31, 2003 and 2002 follows:




                                                        2003      2002
                                                       -------  --------
Stock warrants issued as part of debt refinancing . .  $30,000  $      -
                                                       =======  ========

Fixed asset purchases financed with notes payable . .  $34,000  $178,842
                                                       =======  ========

Cost of warrants issued for SAMI settlement . . . . .  $43,900  $      -
                                                       =======  ========

Conversion of accounts receivable to notes receivable  $97,448  $      -
                                                       =======  ========

Loan forgiveness on office equipment purchase . . . .  $ 5,165  $      -
                                                       =======  ========



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



NOTE  9.     SEGMENT  INFORMATION  (CONTINUED)

The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands).




                         Other
                      Management    Domestic      Foreign     Research &
                      Operations   Operations   Operations   Development   Total
                                             2003
                      -----------------------------------------------------------
Revenues . . . . . .  $     1,880  $     3,378  $        51  $         92  $5,401
Cost of revenues . .        1,385        2,503            -            82   3,970
Segment profits. . .          495          875           51            10   1,431
Identifiable assets.          353           83            -             -     436
Depreciation . . . .           64           42            -             -     106

                                     2002 (as restated)
                      -----------------------------------------------------------
Revenues . . . . . .  $     2,340  $     2,669  $        50  $        260  $5,319
Cost of revenues . .        1,528        1,732            2           119   3,381
Segment profits. . .          812          937           48           141   1,938
Identifiable assets.          340          108            -            44     492
Depreciation . . . .           41           44            -             6      91

                                     2001 (as restated)
                      -----------------------------------------------------------
Revenues . . . . . .  $     1,727  $     2,213  $       222  $        297  $4,459
Cost of revenues . .        1,273        1,206          132           184   2,795
Segment profits. . .          454        1,007           90           113   1,664
Identifiable assets.          184           87            -            51     322
Depreciation . . . .           31           71            -             7     109

NOTE  9.     SEGMENT  INFORMATION  (CONTINUED)

A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001 follows (dollars in thousands):



                                                  2003    2002 (as restated)   2001 (as restated)
                                                --------  -------------------  -------------------
Segment profits:
Segment profits for reportable segments. . . .  $ 1,431   $            1,938   $            1,664
Corporate selling, general and administrative
expenses and research and development costs. .   (2,253)              (1,877)              (2,717)
Other income (expense) . . . . . . . . . . . .     (700)                 (75)                (138)
                                                --------  -------------------  -------------------
Consolidated earnings before taxes . . . . . .  $(1,522)  $              (14)  $           (1,191)
                                                ========  ===================  ===================

Identifiable assets:
Identifiable assets for reportable segments. .  $   436   $              492   $              322
Corporate property and equipment . . . . . . .       32                   67                  158
Current assets not allocated to segments . . .    1,173                1,550                1,529
Intangible and other assets not allocated to
segments . . . . . . . . . . . . . . . . . . .    1,591                2,367                2,491
Consolidated eliminations. . . . . . . . . . .        -                 (234)                (234)
                                                --------  -------------------  -------------------
Consolidated assets. . . . . . . . . . . . . .  $ 3,232   $            4,242   $            4,266
                                                ========  ===================  ===================

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $   106   $               91   $              109
Corporate depreciation and amortization. . . .      157                  162                  155
                                                --------  -------------------  -------------------
Consolidated depreciation and amortization . .  $   263   $              253   $              264
                                                ========  ===================  ===================




NOTE  10.     SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

The following is a summary of selected quarterly financial data for the years ended December 31, 2003 and 2002:



                                              Quarters Ended
                        ------------------------------------------------------------
                            March 31        June 30     September 30    December 31
                        ----------------  -----------  --------------  -------------
                                                     2003
                        ------------------------------------------------------------
Revenues . . . . . . .  $     1,245,269   $1,408,122   $   1,408,921   $  1,338,736
Operating loss . . . .         (119,384)    (297,640)       (229,945)      (175,375)
Net loss . . . . . . .         (137,513)    (384,560)       (288,880)      (711,225)
Basic and diluted loss
per share. . . . . . .  $         (0.05)  $    (0.15)  $       (0.11)  $      (0.28)

NOTE  10.     SELECTED  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)  (CONTINUED)



                                                    Quarters Ended
                           ----------------------------------------------------------------
                               March 31         June 30       September 30    December 31
                            (as restated)    (as restated)   (as restated)   (as restated)
                           ----------------  --------------  --------------  --------------
                                                      2002
                        -------------------------------------------------------------------
Revenues. . . . . . . . .  $      1,435,233  $   1,258,770   $    1,503,465  $   1,122,009
Operating income (loss) .            17,072       (131,536)         151,826         23,555
Net income (loss) . . . .            41,508       (108,017)         123,975        (71,845)
Basic and diluted income
(loss) per share. . . . .  $           0.01  $       (0.04)  $         0.05  $       (0.02)






NOTE  11.     PRIOR  PERIOD  ADJUSTMENT

     During the third quarter of 2003, the Company determined it had underbilled a customer for certain services which resulted in an understatement of revenue totaling approximately $214,000 and gross profit of approximately $194,000 over a two and one-half year period beginning in the third quarter of 2000 and ending in the fourth quarter of 2002. As a result, the Company has restated its previously issued financial statements included herein and has recorded a prior period adjustment to reduce, by $36,000, its accumulated deficit as of January 1, 2001. The Company previously reported net losses of $96,000, or $0.04 per share, and $1,267,000, or $0.48 per share, for the years ended December 31, 2002 and 2001, respectively. The restatements resulted in the Company reporting a net loss of $14,000, or $0.01 per share, and $1,191,000, or $0.45 per share, for the years ended December 31, 2002 and 2001, respectively.


NOTE  12.     401(K)  PLAN

     The Company has a 401(k) plan covering substantially all employees which provides for contributions in such amounts as the Board of Directors may determine annually. Participating employees may also contribute a portion of their annual compensation. There were no employer contributions for the years ended December 31, 2003, 2002 and 2001.


NOTE  13.     SUBSEQUENT  EVENTS

     Management of the Company expects improvements in operating results for 2004 as a result of lower administrative costs, along with realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in both the utility and wastewater industries could provide enhanced liquidity and positively impact 2004 operations. There can be no assurance that these developments will create sufficient funds to finance the Company's operations.

     On February 5, 2004 the Company closed on a Security Units Purchase Agreement (the "Agreement") with Ophir Holdings, Inc ("Ophir"). This Agreement is for the purchase of a minimum of $375,000 and a maximum of $750,000 worth of N-Viro International Corporation common stock, at a price of $2.25 per share, or a minimum of 166,667 or a maximum of 333,334 shares, respectively. The payments were due on an installment basis, the first payment due within two days of the signing of the Agreement, and ending on March 31, 2004. The stock is non-registered, restricted shares and has been issued in reliance upon an exemption from registration under the Securities and Exchange Act of 1933. Certain limitations and rights have been provided for in the Agreement, primarily regarding future private placements by the Company and registration rights. Under this Agreement, to date the Company has received cash for the purchase of $435,188 of common stock, or 193,417 shares.


                        N-VIRO INTERNATIONAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE  13.     SUBSEQUENT  EVENTS  (CONTINUED)


     During the first quarter of 2004, an additional 41,500 shares of common stock were issued for stock options exercised, realizing total proceeds to the Company of $66,117. Also during the first quarter of 2004, 50,000 warrants were exercised jointly by J. Patrick Nicholson and three of his sons, Michael, Robert and Timothy Nicholson, pursuant to the terms of an Agreement signed in February, 2003. These warrants were exercised at $0.90 per share, and the Company issued unregistered common stock in exchange for the $45,000 in proceeds.

     Also, during the first quarter of 2004 the Company issued 72,237 shares of unregistered common stock to two trade creditors, eliminating $162,533 worth of debt owed by the Company to such creditors. An additional 7,329 shares of unregistered common stock was issued to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for services rendered to management incurred from April through December, 2003, for $9,000 each, or a total of $18,000.

     On March 24, 2004, the Company announced in a Form 8-K that the Board of Directors had approved a Rights Offering for the beneficial owners of its common stock. The Company plans to issue one right to purchase one share of common stock, for each ten shares of stock beneficially owned. The Rights, which are being issued without registration, will be non-transferable and exercisable only by the beneficial owners in whose names they are issued.














INDEPENDENT  AUDITOR'S  REPORT



Board  of  Directors
N-Viro  International  Corporation
Toledo,  Ohio  43606


Our audit of the consolidated financial statements N-Viro International Corporation and subsidiaries included Schedule II, contained herein, for the year ended December 31, 2003. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, this schedule presents fairly the information set forth therein, in conformity with accounting principles generally accepted in the United States of America.


/s/  FOLLMER  RUDZEWICZ  PLC
FOLLMER  RUDZEWICZ  PLC
Southfield,  Michigan

April 1, 2004















                    Report of Independent Public Accountants
                    ----------------------------------------



To  the  Board  of  Directors
N-Viro  International  Corporation
Toledo,  Ohio


     Our audits of the consolidated financial statements of N-Viro International Corporation and subsidiaries included Schedule II, contained herein, for each of the two years in the period ended December 31, 2002. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with accounting principles generally accepted in the United States of America.


/s/  HAUSSER  +  TAYLOR  LLC
HAUSSER  +  TAYLOR  LLC



Cleveland,  Ohio
March  19,  2003





                        N-VIRO INTERNATIONAL CORPORATION

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        December 31, 2003, 2002 and 2001
                        --------------------------------




                                             Balance at                Deductions        Balance at
                                              Beginning   Charged to      From              Close
                                              of Period   Operations    Reserves          of Period
                                             -----------  -----------  -----------       -----------
Allowance for doubtful accounts - deducted
from trade receivables and notes receivable
in the balance sheets:

2003. . . . . . . . . . . . . . . . . . . .  $   103,200  $    67,500  $         -       $  170,700  (3)
                                             ===========  ===========  ===========       ===========

2002. . . . . . . . . . . . . . . . . . . .  $    87,500  $    15,700  $         -       $  103,200  (2)
                                             ===========  ===========  ===========       ===========

2001. . . . . . . . . . . . . . . . . . . .  $   144,564  $         -  $    57,500 (1)      $87,500
                                             ===========  ===========  ===========       ===========

(1) The 2001 deduction from reserves was the result of the Company collecting amounts due from certain customers that were previously reserved for.

(2) This includes $40,000 related to trade receivables and $63,200 related to accrued interest on notes receivable.

(3) This includes $56,000 related to trade receivables and $114,700 related to accrued interest on notes receivable.


                                       31
ITEM  9.          CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                         ACCOUNTING  AND  FINANCIAL  DISCLOSURES

     None.


ITEM  9A.          CONTROLS  AND  PROCEDURES

     As of December 31, 2003, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of December 31, 2003, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is incorporated by reference to the information under the heading "Election of Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company for the 2004 Annual Meeting of Stockholders.


ITEM  11.          EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the definitive proxy statement of the Company for the 2004 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Directors and Management" in the definitive proxy statement of the Company for the 2004 Annual Meeting of Stockholders.


ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item is incorporated by reference to the information under the heading "Certain Relationship and Related Transactions" in the definitive proxy statement of the Company for the 2004 Annual Meeting of Stockholders.


ITEM  14.          PRINCIPAL  ACCOUNTANT  FEES

     The information required by this Item is incorporated by reference to the information under the heading "Independent Auditors" in the definitive proxy statement of the Company for the 2004 Annual Meeting of Stockholders.


                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.          THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED IN
PART  II,  ITEM  8:

         Report  of  Independent  Auditors                           F-3  -  F-4
         Consolidated  balance  sheets                               F-5  -  F-6
         Consolidated  statements  of  operations                            F-7
         Consolidated  statements  of  stockholders'  equity                 F-8
         Consolidated  statements  of  cash  flows                           F-9
         Notes  to  consolidated  financial  statements            F-10  -  F-29

(A)  2.          THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN ITEM 15 (D):

                    Financial  Statements  of  Subsidiaries  not  Consolidated.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(A)  3.          EXHIBITS

Exhibit
Number     Description
------     -----------

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement of the Registrant on Form S-1 (Reg. No. 33-62766) (the "Registration Statement").)

3.2          Amended  and  Restated Certificate of Incorporation, dated June 17,
1998.#

3.3 Certificate of Designation of Series A Redeemable Preferred Stock, dated August 27, 2003.#

3.4 Amendment to the Certificate of Incorporation of the Company, dated November 13, 2003.#

3.5 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement).

3.6          Amendment  to  By-Laws  of  the  Company,  dated  August 29, 2003.#

3.7          Amended  and  Restated  By-Laws  of the Company, dated November 13,
2003.#

10.1 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Form S-8 filed May 9, 2000).*#

10.3 Employment Agreement, dated June 14, 1999, between N-Viro International Corporation and Terry J. Logan (incorporated by reference to Exhibit 1 to the Form 8-K dated June 30, 1999).*#

10.4 Amended and Restated Employment Agreement, dated June 6, 2003, between N-Viro International Corporation and Michael G. Nicholson (incorporated by reference to Exhibit 99.1 to the Form 8-K dated June 6, 2003).*#

10.5 Business Loan Agreement dated February 26, 2003, between N-Viro International Corporation and Monroe Bank + Trust; letter of credit enhancement dated February 25, 2003 between N-Viro International Corporation and Messrs. J. Patrick Nicholson, Michael G. Nicholson, Robert P. Nicholson and Timothy J. Nicholson (all incorporated by reference to Exhibits 99.1 through 99.3 to the Form 8-K dated March 3, 2003).

10.6 Settlement Agreement and Release dated August 29, 2003 between N-Viro International Corporation and Strategic Asset Management, Inc.; Consulting Agreement dated August 28, 2003 between N-Viro International Corporation and J. Patrick Nicholson (all incorporated by reference to Item 5 of the Form 8-K dated August 29, 2003).

10.7 Security Units Purchase Agreement dated January 30, 2004 between N-Viro International Corporation and Ophir Holdings, Inc. (incorporated by reference to
Exhibit  99.1  to  the  Form  8-K  dated  February  5,  2004).

14.1     Code  of  Ethics##

21.1     List  of  subsidiaries  of  the  Company.#

24.1     Powers  of  Attorney.#

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               #Only included in Form 10-K filed electronically with the Securities and Exchange Commission
               ##To be filed as an exhibit to the definitive proxy statement of the Company for the 2004 Annual Meeting of Stockholders.
               *Indicates a management contract or compensatory plan or arrangement.

(B)     REPORTS  ON  FORM  8-K

          The Company filed a report on Form 8-K dated October 22, 2003, to announce it had been notified by the Delaware Chancery Court that a date of December 15, 2003 had been set to hold a hearing on the Company's proposed settlement of a derivative action filed June 11, 2003 by Strategic Asset Management, Inc., and to enter judgment on the settlement terms.

          The Company filed a report on Form 8-K dated November 17, 2003 and announced in a press release the results of voting and other events at the Annual Stockholders meeting held on November 13, 2003.

(C) The exhibits listed in Item 15(a)(3) are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Exchange Act.

(D)     FINANCIAL  STATEMENTS  OF  SUBSIDIARIES  NOT  CONSOLIDATED



     FLORIDA  N-VIRO,  L.P.
     ----------------------

     Table  of  Contents
     -------------------




                                                                            Page
                                                                            ----

                                                    Independent Auditor's Report

                                                                  Balance Sheets

                                Statement of Income (Loss) and Partners' Capital

                                                         Statement of Cash Flows

                                                   Notes to Financial Statements








March  9,  2004


     INDEPENDENT  AUDITOR'S  REPORT


To  the  Partners
Florida  N-Viro,  L.P.
West  Chester,  Pennsylvania


I have audited the accompanying balance sheets of Florida N-Viro, L.P., (a Limited Partnership), as of December 31, 2003 and 2002, and the related statements of income (loss) and partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida N-Viro, L.P. as of December 31, 2003 and 2002, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



JMC/rb







/s/  Joseph  M.  Cahill,  Ltd.











                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2003 and 2002
                           --------------------------

                                     ASSETS
                                     ------



                                                                                            2003        2002
                                                                                         ----------  ----------
  Current Assets:
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  305,114  $  149,155
    Accounts Receivable (less reserve for doubtful accounts of $7,500 in 2003 and 2002)     247,127     433,744
    Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,258      41,944
                                                                                         ----------  ----------
    Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     576,499     624,843
                                                                                         ----------  ----------

  Property and Equipment
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     147,163     147,163
    Site improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     282,007     282,007
    Building. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,189,682   1,189,682
    Operating equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,244,595   1,244,595
    Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,565      12,565
                                                                                          2,876,012   2,876,012
                                                                                         ----------  ----------

    Less Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,164,734     947,517
                                                                                         ----------  ----------

    Total Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .     711,278   1,928,495

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,287,777  $2,553,338



   The accompanying notes are an integral part of these financial statements.



                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2003 and 2002
                           --------------------------

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------




                                            2003         2002
                                         -----------  ----------
  Current Liabilities:

    Payables:
      Trade . . . . . . . . . . . . . .  $   38,047   $   93,472
    Notes payable - current . . . . . .      48,216       47,731
    Notes payable - related party . . .   1,234,984    1,182,539
    Accrued expenses. . . . . . . . . .     142,969      214,002
                                         -----------  ----------

  Total Current Liabilities . . . . . .   1,464,216    1,537,744

  Long-term Liabilities:
  Notes Payable . . . . . . . . . . . .      14,251       62,467
                                         -----------  ----------

  Total Liabilities . . . . . . . . . .   1,478,467    1,600,211

  Partners' Capital . . . . . . . . . .    (190,690)     953,127
                                         -----------  ----------

Total Liabilities and Partners' Capital  $1,287,777   $2,553,338





   The accompanying notes are an integral part of these financial statements.



                              FLORIDA N-VIRO, L.P.
                              --------------------

                Statements of Income(Loss) and Partners' Capital
                ------------------------------------------------

                 For the years ended December 31, 2003 and 2002
                 ----------------------------------------------




                                          2003         2002
                                      ------------  -----------
Revenues . . . . . . . . . . . . . .  $ 2,458,270   $3,135,465

Cost of sales. . . . . . . . . . . .    2,238,579    2,774,725
                                      ------------  -----------

  Gross profit (loss). . . . . . . .      219,691      360,740

Selling, general and administrative.      225,142      335,363
                                      ------------  -----------

Income (loss) from operations. . . .       (5,451)      25,377

Other income (expense):
  Interest income. . . . . . . . . .          180          122
  Loss on impairment . . . . . . . .   (1,062,430)           -
  Gain (loss) on sale of assets. . .            -       (8,335)
  Interest expense . . . . . . . . .      (76,116)     (89,800)
                                      ------------  -----------

Total other income (expense) . . . .   (1,138,366)     (98,013)
                                      ------------  -----------

Net Income (loss). . . . . . . . . .   (1,143,817)     (72,636)


Beginning partners' capital. . . . .      953,127    1,025,763
                                      ------------  -----------

Ending partners' capital . . . . . .  $  (190,690)  $  953,127
                                      ============  ===========







   The accompanying notes are an integral part of these financial statements.



                              FLORIDA N-VIRO, L.P.
                              --------------------

                            Statements of Cash Flows
                            ------------------------

                 For the years ended December 31, 2003 and 2002
                 ----------------------------------------------




                                                           2003         2002
                                                       ------------  ----------
Cash flows from operating activities
  Net income (loss) . . . . . . . . . . . . . . . . .  $(1,143,817)  $ (72,636)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation. . . . . . . . . . . . . . . . . . . .      154,787     175,192
  (Gain) loss on sale of assets . . . . . . . . . . .            -       8,335
  Loss on impairment. . . . . . . . . . . . . . . . .    1,062,430           -
  (Increase) decrease in:
  Accounts receivable-trade . . . . . . . . . . . . .      186,617      34,314
  Prepaid expenses. . . . . . . . . . . . . . . . . .       17,686     117,961

  Increase (decrease) in:
  Accounts payable-trade. . . . . . . . . . . . . . .      (55,425)   (244,328)
  Accounts payable-related party. . . . . . . . . . .            -           -
  Accrued expenses. . . . . . . . . . . . . . . . . .      (71,033)     14,584
                                                       ------------  ----------

Net cash provided (used) by
    operating activities. . . . . . . . . . . . . . .      151,245      33,422

Cash flows from investing activities:
  Proceeds from the sale of assets. . . . . . . . . .            -       9,322
  Purchase of property and equipment. . . . . . . . .            -      (8,313)
                                                       ------------  ----------

Net cash provided (used) by
    investing activities. . . . . . . . . . . . . . .            -       1,009

Cash flows from financing activities:
  Proceeds from new borrowings. . . . . . . . . . . .       52,445     173,867
  Payments on long-term debt. . . . . . . . . . . . .      (47,731)    (64,199)
                                                       ------------  ----------

Net cash provided (used) by
  financing activities. . . . . . . . . . . . . . . .        4,714     109,668
                                                       ------------  ----------

Net increase (decrease) in cash and cash equivalents.      155,959     144,099

Cash and cash equivalents at beginning of year. . . .      149,155       5,056
                                                       ------------  ----------

Cash and cash equivalents at end of year. . . . . . .  $   305,114   $ 149,155
                                                       ============  ==========

Supplemental disclosure for cash flows
Interest Paid . . . . . . . . . . . . . . . . . . . .  $    53,690   $  14,146
                                                       ============  ==========


   The accompanying notes are an integral part of these financial statements.


                              FLORIDA N-VIRO, L.P.
                              --------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 2003 and 2002
                           --------------------------


Note  A  -  Background
----------------------

     Business Activities  - Florida N-Viro, L.P. was formed January 1, 1996 as a
     -------------------
Delaware Limited Partnership under the Delaware Revised Limited Partnership Act. The Partnership has entered into a patent and technology agreement with N-Viro International Corporation for the exclusive, royalty free, use in Florida of certain systems/processes for the treatment and remediation of wastewater sludge. The Partnership operates from its Ft. Meade and Volusia, Florida facilities.

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

     The  Partnership  agreement  terminates  on  December  31,  2026.


Note  B  -  Summary  of  Accounting  Principles
-----------------------------------------------

1.     Method  of Accounting and Use of Estimates - The financial statements are
       ------------------------------------------
prepared using the accrual basis of accounting. Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could defer from the estimates.

2.     Cash  and  Cash  Equivalents  -  The Partnership considers all short-term
       ----------------------------
investments with an original maturity of three months or less to be cash equivalents.

3.     Property  and  Equipment  -  Property and equipment, carried at cost, are
       ------------------------
depreciated over the estimated useful life of the related assets. Depreciation is computed principally by the straight-line method. The estimated useful lives used in computing depreciation are summarized as follows:


                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------




                        Years of Useful Life
Operating equipment. .                  5-10
Furniture and fixtures                   5-7
Site improvements. . .                    15
Buildings. . . . . . .                    39




     Depreciation amounted to $150,780 and $175,192 for 2003 and 2002, respectively.

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

4.     Income  Taxes  -  No  provision  for  income  taxes is required since the
       -------------
partners report their proportionate share of partnership taxable income or loss on their respective income tax returns. Such income or losses are proportionately allocated to the partners based upon their ownership interests.

5.     Advertising  -  The  Partnership follows the policy of charging the costs
       -----------
of  advertising  to  expense  as  incurred.

     Advertising  expense  is $7,616 and $6,076 for 2003 and 2002, respectively.


Note  C  -  Related  Parties
----------------------------

     The Partnership had sales to a partner of $422,130 and $483,837 in 2003 and 2002, respectively.

The Partnership has a revolving credit loan agreement with a partner and the note balances were $534,984 and $482,539 as of December 31, 2003 and 2002. The interest rate charged on the outstanding balance is prime plus 1/4%. The Partnership also has on demand notes payable to partners of $240,000 at an interest rate of 9-3/4% and $460,000 of notes payable at an interest rate of prime plus 1/4%.



                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------


     The Partnership rents equipment and personnel from a partner in the normal course of business. In 2003 and 2002, the equipment and personnel expenses were $160,977 and $204,462.


Note  D  -  Concentration  of  Credit  Risk
-------------------------------------------

In the normal course of business, the Partnership extends credit to customers principally in the State of Florida. The Partnership has an allowance for doubtful accounts of $7,500 for the years 2003 and 2002.

The Partnership conducts a major portion of its business with several customers. For the year ended December 31, 2003, four customers accounted for 73% of total revenue. For 2002, three customers accounted for 60% of revenue.

     The Partnership maintains its operating checking account at a bank located in Southeastern Pennsylvania. The balance in this account may at times exceed the federally insured limit of $100,000.


NOTE  E  -  LONG-TERM  NOTES  PAYABLE
-------------------------------------

Long-term  notes  payable  consist  of  the  following:




                                                   2003      2002
                                                  -------  --------
10.007% Note payable to bank, monthly
 payments of $2,445, including interest, secured
by equipment, due June 2005. . . . . . . . . . .   40,710    64,661

10.257% Note payable to bank, monthly
 payments of $2,279, including interest, secured
by equipment, due October 2004 . . . . . . . . .   21,757    45,537
                                                  -------  --------

Total Long Term Debt . . . . . . . . . . . . . .  $62,467  $110,198
Less current maturities. . . . . . . . . . . . .   48,216    47,731
                                                  -------  --------

                                                  $14,251  $ 62,467


Maturities  of  Long  Term  Debt  are  as  follows:





2004. .  48,216
2005. .  14,251

         62,467





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

The  following  is  a  schedule  detailing  future  minimum  lease  payments:

               Year  Ended  December  31
               -------------------------

                                                                 2004     23,198
                                                                 2005     19,680
                                                                  2006     3,280

                                                                      $   46,158


                                      E-13


Note  G  -  Working  Capital  Deficiency
----------------------------------------

The Partnership's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred losses over the past years and has working capital deficiencies as of December 31, 2003 and 2002.

Management believes that actions presently being taken to expand the customer base and revenues and for the partners to provide additional working capital when needed, will provide the opportunity for the Partnership to continue as a going concern.


Note  H  -  Impairment  Loss
----------------------------

During 2003, operating equipment, site improvements, and a building located at the Company's Fort Meade, Florida site were deemed to be impaired and written down to their fair value. Fair value, which was determined by reference to the current market prices for similar assets, exceeded their carrying value by $1,062,430. An impairment loss of that amount, included in other expenses, has been charged to operations in 2003.











     FLORIDA  N-VIRO,  L.P.
     ----------------------

     Table  of  Contents
     -------------------







                                                 Page
Independent Auditor's Report . . . . . . . . . .  E-10

Balance Sheets . . . . . . . . . . . . . . . . .  E-11-12

Statement of Income (Loss) and Partners' Capital  E-13

Statement of Cash Flows. . . . . . . . . . . . .  E-14

Notes to Financial Statements. . . . . . . . . .  E-15-18






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









------

                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2002 and 2001
                           --------------------------

                                     ASSETS
                                     ------




                                                                                   2002        2001
                                                                                ----------  ----------
  Current Assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  149,155  $    5,056
    Accounts Receivable (less reserve for doubtful accounts of $7,500 in 2002)     433,744     468,058
    Prepaid Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      41,944     159,905
    Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     624,843     633,019
                                                                                ----------  ----------

  Property and Equipment
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     147,163     147,163
    Site improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     282,007     312,517
    Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,189,682   1,183,169
    Operating equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,244,595   1,242,795
    Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . .      12,565      13,215
                                                                                 2,876,012   2,898,859
                                                                                ----------  ----------

    Less Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . .     947,517     785,827
                                                                                ----------  ----------

    Total Property and Equipment . . . . . . . . . . . . . . . . . . . . . . .   1,928,495   2,113,032
                                                                                ----------  ----------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $2,553,338  $2,746,051













   The accompanying notes are an integral part of these financial statements.



                              FLORIDA N-VIRO, L.P.
                              --------------------

                                 Balance Sheets
                                 --------------

                           December 31, 2002 and 2001
                           --------------------------

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------






                                            2002        2001
                                         ----------  ----------
  Current Liabilities:

    Payables:
      Trade . . . . . . . . . . . . . .  $   93,472  $  337,800
    Notes payable - current . . . . . .      47,731      64,199
    Notes payable - related party . . .   1,182,539   1,008,672
    Accrued expenses. . . . . . . . . .     214,002     199,419
                                         ----------  ----------

  Total Current Liabilities . . . . . .   1,537,744   1,610,090

  Long-term Liabilities:
  Notes Payable . . . . . . . . . . . .      62,467     110,198
                                         ----------  ----------

  Total Liabilities . . . . . . . . . .   1,600,211   1,720,288

  Partners' Capital . . . . . . . . . .     953,127   1,025,763
                                         ----------  ----------

Total Liabilities and Partners' Capital  $2,553,338  $2,746,051








   The accompanying notes are an integral part of these financial statements.



                              FLORIDA N-VIRO, L.P.
                              --------------------

                Statements of Income(Loss) and Partners' Capital
                ------------------------------------------------

                 For the years ended December 31, 2002 and 2001
                 ----------------------------------------------






                                         2002         2001
                                      -----------  -----------
Revenues . . . . . . . . . . . . . .  $3,135,465   $2,930,294

Cost of sales. . . . . . . . . . . .   2,774,725    2,839,116
                                      -----------  -----------

  Gross profit (loss). . . . . . . .     360,740       91,178

Selling, general and administrative.     335,363      300,118
                                      -----------  -----------

Income (loss) from operations. . . .      25,377     (208,940)

Other income (expense):
  Interest income. . . . . . . . . .         122            5
  Gain (loss) on sale of assets. . .      (8,335)      (2,860)
  Interest expense . . . . . . . . .     (89,800)     (76,343)
                                      -----------  -----------

Total other income (expense) . . . .     (98,013)     (79,228)
                                      -----------  -----------

Net Income (loss). . . . . . . . . .     (72,636)    (288,168)
                                      -----------  -----------

Beginning partners' capital. . . . .   1,025,763    1,313,931

Ending partners' capital . . . . . .  $  953,127   $1,025,763
                                      ===========  ===========










   The accompanying notes are an integral part of these financial statements.



                              FLORIDA N-VIRO, L.P.
                              --------------------

                            Statements of Cash Flows
                            ------------------------

                 For the years ended December 31, 2002 and 2001
                 ----------------------------------------------





                                                          2002        2001
                                                       ----------  ----------
Cash flows from operating activities
  Net income (loss) . . . . . . . . . . . . . . . . .  $ (72,636)  $(288,168)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation. . . . . . . . . . . . . . . . . . . .    175,192     183,891
  (Gain) loss on sale of assets . . . . . . . . . . .      8,335       2,890
  (Increase) decrease in:
  Accounts receivable-trade . . . . . . . . . . . . .     34,314    (112,963)
  Prepaid expenses. . . . . . . . . . . . . . . . . .    117,961    (134,118)

  Increase (decrease) in:
  Accounts payable-trade. . . . . . . . . . . . . . .   (244,328)    (16,855)
  Accounts payable-related party. . . . . . . . . . .          -     108,599
  Accrued expenses. . . . . . . . . . . . . . . . . .     14,584      35,174
                                                       ----------  ----------

Net cash provided (used) by
    operating activities. . . . . . . . . . . . . . .     33,422    (221,550)

Cash flows from investing activities:
  Proceeds from the sale of assets. . . . . . . . . .      9,322       8,367
  Purchase of property and equipment. . . . . . . . .     (8,313)    (37,356)
                                                       ----------  ----------

Net cash provided (used) by
    investing activities. . . . . . . . . . . . . . .      1,009     (28,989)

Cash flows from financing activities:
  Proceeds from new borrowings. . . . . . . . . . . .    173,867     360,000
  Payments on long-term debt. . . . . . . . . . . . .    (64,199)   (111,174)
                                                       ----------  ----------

Net cash provided (used) by
  financing activities. . . . . . . . . . . . . . . .    109,668     248,826
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents.    144,099      (1,713)

Cash and cash equivalents at beginning of year. . . .      5,056       6,769
                                                       ----------  ----------

Cash and cash equivalents at end of year. . . . . . .  $ 149,155   $   5,056
                                                       ==========  ==========

Supplemental disclosure for cash flows
Interest Paid . . . . . . . . . . . . . . . . . . . .  $  14,146   $  20,220
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


                              FLORIDA N-VIRO, L.P.
                              --------------------

                          Notes to Financial Statements
                          -----------------------------

                           December 31, 2002 and 2001
                           --------------------------


Note  A  -  Background
----------------------

     Business Activities  - Florida N-Viro, L.P. was formed January 1, 1996 as a
     -------------------
Delaware Limited Partnership under the Delaware Revised Limited Partnership Act. The Partnership has entered into a patent and technology agreement with N-Viro International Corporation for the exclusive, royalty free, use in Florida of certain systems/processes for the treatment and remediation of wastewater sludge. The Partnership operates from its Ft. Meade and Volusia, Florida facilities.

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

     The  Partnership  agreement  terminates  on  December  31,  2026.


Note  B  -  Summary  of  Accounting  Principles
-----------------------------------------------

1.     Method  of Accounting and Use of Estimates - The financial statements are
       ------------------------------------------
prepared using the accrual basis of accounting. Generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could defer from the estimates.

2.     Cash  and  Cash  Equivalents  -  The Partnership considers all short-term
       ----------------------------
investments with an original maturity of three months or less to be cash equivalents.

3.     Property  and  Equipment  -  Property and equipment, carried at cost, are
       ------------------------
depreciated over the estimated useful life of the related assets. Depreciation is computed principally by the straight-line method. The estimated useful lives used in computing depreciation are summarized as follows:


                              FLORIDA N-VIRO, L.P.
                              --------------------

                    Notes to Financial Statements (continued)
                    -----------------------------------------





                        Years of Useful Life
Operating equipment. .                  5-10
Furniture and fixtures                   5-7
Site improvements. . .                    15
Buildings. . . . . . .                    39





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

4.     Income  Taxes  -  No  provision  for  income  taxes is required since the
       -------------
partners report their proportionate share of partnership taxable income or loss on their respective income tax returns. Such income or losses are proportionately allocated to the partners based upon their ownership interests.

5.     Advertising  -  The  Partnership follows the policy of charging the costs
       -----------
of  advertising  to  expense  as  incurred.

     Advertising  expense  is $6,076 and $9,837 for 2002 and 2001, respectively.


Note  C  -  Related  Parties
----------------------------

     The Partnership had sales to a partner of $483,837 and $36,879 in 2002 and 2001, respectively.

The Partnership has a revolving credit loan agreement with a partner and the note balances were $482,539 and $308,672 as of December 31, 2002 and 2001. The interest rate charged on the outstanding balance is prime plus 1/4%. The Partnership also has on demand notes payable to partners of $240,000 at an interest rate of 9-3/4% and $460,000 of notes payable at an interest rate of prime plus 1/4%.



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


NOTE  E  -  LONG-TERM  NOTES  PAYABLE
-------------------------------------

Long-term  notes  payable  consist  of  the  following:




                                                    2002      2001
                                                  --------  --------
9.25% Note payable to bank, monthly payments
of $2,245, including interest, secured by
equipment, due August 2002 . . . . . . . . . . .         -    17,355
10.007% Note payable to bank, monthly
 payments of $2,445, including interest, secured
 by equipment, due June 2005 . . . . . . . . . .    64,661    88,341
10.257% Note payable to bank, monthly
payments of $2,279, including interest, secured
 by equipment, due October 2004. . . . . . . . .    45,537    68,701
                                                  --------  --------

Total Long Term Debt . . . . . . . . . . . . . .  $110,198  $174,397
Less current maturities. . . . . . . . . . . . .    47,731    64,199
                                                  --------  --------

                                                  $ 62,467  $110,198


Maturities  of  Long  Term  Debt  are  as  follows:




2003 . .  47,731
2004 . .  48,216
2005 . .  14,251
         -------
         110,198
         =======





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

The  following  is  a  schedule  detailing  future  minimum  lease  payments:

               Year  Ended  December  31
               -------------------------




2003. .  32,214
2004. .  23,198
2005. .  19,680
2006. .   3,280
        -------
         78,372
        =======

                                      E-23

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

     N-VIRO  INTERNATIONAL  CORPORATION
Dated:  April  14,  2004

     By:  /s/  Terry  J.  Logan*
        ------------------------
          Terry J. Logan, Chief Executive Officer and President (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  April  14,  2004

/s/  Terry  J.  Logan,  Ph.D.*                            /s/  James  K.  McHugh
------------------------------                            ----------------------
Terry  J.  Logan,  Ph.D.,  Chief  Executive  Officer,          James  K.  McHugh
President and Director          Chief Financial Officer, Secretary and Treasurer
(Principal  Executive  Officer)                  (Principal  Financial  Officer)


/s/  Michael  G.  Nicholson*                                /s/  Phillip  Levin*
----------------------------                                --------------------
Michael  G. Nicholson, Chief Operating Officer,          Phillip Levin, Director
                                                   and  Chairman  of  the  Board
Senior  Vice-President  and  Director


/s/  Daniel  J.  Haslinger*                           /s/  R.  Francis  DiPrete*
---------------------------                           --------------------------
Daniel  J.  Haslinger,  Director                 R.  Francis  DiPrete,  Director


/s/  Christopher  Anderson*                                   /s/  Brian  Burns*
---------------------------                                   ------------------
Christopher  Anderson,  Director                         Brian  Burns,  Director



                                                                     Exhibit 3.2

                AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                        N-VIRO INTERNATIONAL CORPORATION


     We, J. Patrick Nicholson, Chairman of the Board, Chief Executive Officer and President, and James K. McHugh, Chief Financial Officer, Secretary and Treasurer, of N-Viro International Corporation, a Delaware corporation (the "Corporation"), do hereby certify that, in accordance with the General Corporation Law of the State of Delaware (the "DGCL"), Title 8, Sections 103, 242 and 245 of the DGCL, the Corporation's Certificate of Incorporation, which was originally filed on April 29, 1993, is hereby amended and restated in its entirety to read as follows:

                                   ARTICLE ONE

     The  name  of  the  Corporation  is  N-Viro  International  Corporation.

                                   ARTICLE TWO

     The address of the Corporation's registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, City of Wilmington, County of New Castle 19801. The name of its registered agent at such address is The Corporation Trust Company.

                                  ARTICLE THREE

     The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware~

                                  ARTICLE FOUR

     The total number of all classes of stock which the Corporation shall have authority to issue is nine million (9,000,000) shares, of which two million (2,000,000) shares, designated as Preferred Stock, shall have a par value of One Cent ($.01) per share (the "Preferred Stock"), and seven million (7,000,000) shares, designated as Common Stock, shall have a par value of One Cent ($.01) per share (the "Common Stock").

     A statement of the powers, preferences and rights, and the qualifications, limitations or restrictions thereof, in respect of each class of stock of the Corporation is as follows:

PREFERRED  STOCK
---------  -----

     The Preferred Stock may be issued from time to time by the Board of Directors as shares of one or more classes or series. The designations, powers, preferences and relative, optional, conversion and other special rights, and the qualifications, limitations and restrictions thereof, of Preferred Stock of each class or series shall be such as are stated and expressed herein and, to the extent not stated and expressed herein, shall be such as may be fixed by the Board of Directors (authority so to do being hereby expressly granted) and stated and expressed in a resolution or resolutions adopted by the Board of Directors providing for the issue of Preferred Stock of such class or series. Such resolution or resolutions shall (a) specify the class or series to which such Preferred Stock shall belong, (b) fix the dividend rate therefor, (c) fix the amount which the holders of Preferred Stock of such class or series shall be entitled to be paid in the event of a voluntary liquidation, dissolution or winding up of the Corporation, (d) state whether or note Preferred Stock of such class or series shall be redeemable and at what times and under what conditions and the amount or amounts payable thereon in the event of redemption, (e) fix the voting powers of the holders of Preferred Stock of such class or series, whether full or limited, or without voting powers, but in no event shall the holders of Preferred Stock of such class or series be entitled to more than one vote for each share held at all meetings of the stockholders of the Corporation; and may, in a manner not inconsistent with the provisions of this ARTICLE FOUR,
(i) limit the number of shares of such class or series which may be issued, (ii) provide for a sinking or purchase fund for the redemption or purchase of shares of such class or series and the terms and provisions governing the operation of any such fund and the status as to reissuance of shares of Preferred Stock purchased or otherwise reacquired or redeemed or retired through the operation thereof, (iii) impose conditions or restrictions upon the creation of indebtedness of the Corporation or upon the issue of additional Preferred Stock or other capital stock ranking equally therewith or prior thereto as to dividends or distribution of assets on liquidation, and (iv) grant such other special rights to the holders of Preferred Stock of such class or series as the Board of Directors may determine and which are not inconsistent with the provisions of this ARTICLE FOUR. The term "fix for such class or series" and similar terms shall mean stated and expressed in a resolution or resolutions adopted by the Board of Directors providing for the issue of Preferred Stock of the class or series referred to therein. No further action or vote of the stockholders shall be required for any action taken by the Board of Directors pursuant to this ARTICLE FOUR.

COMMON  STOCK
------  -----

     1.  Dividends.
         ---------

     Subject to the preferred rights of the holders of shares of any class or series of Preferred Stock as provided by the Board of Directors with respect to any such class or series of Preferred Stock, the holders of the Common Stock shall be entitled to receive, as and when declared by the Board of Directors out of the funds of the Corporation legally available therefor, such dividends (payable in cash, stock or otherwise) as the Board of Directors may from time to time determine, payable to stockholders of record on such dates, not exceeding sixty (60) days preceding the dividend payment dates, as shall be fixed for such purpose by the Board of Directors in advance of payment of each particular dividend.

     2.     Liquidation.
            -----------

     In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after the distribution or payment to the holders of shares of any class or series of Preferred Stock as provided by the Board of Directors with respect to any such class or series of Preferred Stock, the remaining assets of the Corporation available for distribution to stockholders shall be distributed among and paid to the holders of Common Stock ratably in proportion to the number of shares of Common Stock held by them respectively.

     3.  Voting  Rights.
         ------  ------

     Except as otherwise required by law or as provided by the Board of Directors with respect to any class or series of Preferred Stock, the entire voting power and all voting rights shall be vested exclusively in the Common Stock. Each holder of shares of Common Stock shall be entitled to one vote for each share standing in his name on the books of the Corporation.

                                  ARTICLE FIVE

     1.     Board  of  Directors.
            ---------  ---------

     The number of Directors shall initially be nine (9). Without further action or vote of the stockholders, the Directors shall have the power to increase the number of Directors to twelve (12) by majority vote. The Directors shall be classified with respect to the time for which they shall severally hold office into three classes, with each class having as nearly equal number of Directors as possible. At each annual meeting of stockholders, the successors to the Class of Directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election and until their successors have been duly elected and qualified. At each annual meeting of stockholders at which a quorum is present, the persons receiving a plurality of the votes cast shall be Directors. No Director or Class of Directors may be removed from office by a vote of the stockholders at any time except for cause. Election of Directors need not be by written ballot unless the By-Laws of the Corporation so provide.

     2.  Vacancies.
         ---------

     Any vacancy on the Board of Directors resulting from death, retirement, resignation, disqualification or removal from office or other cause, as well as any vacancy resulting from an increase in the number of Directors which occurs between annual meetings of the stockholders at which Directors are elected, shall be filled only by a majority vote of the remaining Directors then in office, though less than a quorum, except that those vacancies resulting from removal from office by a vote of the stockholders may be filled by a vote of the stockholders at the same meeting at which such removal occurs. The Directors chosen to fill vacancies shall hold office for a term expiring at the end of the next annual meeting of stockholders at which the term of the Class to which they have been elected expires. No decrease in the number of Directors constituting the Board of Directors shall shorten the term of any incumbent Director.

     Notwithstanding the foregoing, whenever the holders of one or more classes or series of Preferred Stock shall have the right, voting separately, as a class or series, to elect Directors, the election, term of office, filling of vacancies, removal and other features of such Directorships shall be governed by the terms of the resolution or resolutions adopted by the Board of Directors pursuant to ARTICLE FOUR applicable thereto, and each Director so elected shall not be subject to the provisions of this ARTICLE FIVE unless otherwise provided therein.

     3.     Power  to  Makes  Alter  and  Repeal  By-Laws.
            -----  ---------  ------------------  -------

     In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, alter and repeal the By-Laws of the Corporation.

     4.     Amendment  and  Repeal  of  ARTICLE  FIVE.
            ---------  ---  ------  --  -------  ----

     Notwithstanding any provision of this Amended and Restated Certificate of Incorporation and of the By-Laws, and notwithstanding the fact that a lesser percentage may be specified by Delaware law, unless such action has been approved by a majority vote of the full Board of Directors, the affirmative vote of sixty-six and two-thirds percent (66-2/3%) of the votes which all stockholders of the then outstanding shares of capital stock of the Corporation would be entitled to cast thereon, voting together as a single class, shall be required to amend or repeal any provisions of this ARTICLE FIVE or to adopt any provision inconsistent with this ARTICLE FIVE. In the event such action has been previously approved by a majority vote of the full Board of Directors, the affirmative vote of a majority of the outstanding stock entitled to vote thereon shall be sufficient to amend or repeal any provision of this ARTICLE FIVE or.
adopt  any  provision  inconsistent  with  this  ARTICLE  FIVE.

                                   ARTICLE SIX

     The Corporation reserves the right to amend, alter, change or repeal any provision in this Amended and Restated Certificate of Incorporation, in the manner now or- hereafter prescribed by statute.

                                  ARTICLE SEVEN

     No Director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a Director, except for liability (i) for any breach of the Director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under
Section 174 of the Delaware General Corporation Law (the "DGCL") or (iv) for any transaction from which the Director derived an improper personal benefit.

                                  ARTICLE EIGHT

     The Corporation shall, to the fullest extent permitted by Section 145 of the DGCL, as the same may be amended and supplemented, indemnify each Director and officer of the Corporation from and against any and all of the expenses, liabilities or other matters referred to in or covered by said Section and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-Law, agreement, vote of stockholders, vote of disinterested Directors or otherwise, and shall continue as to a person who has ceased to be a Director or officer and shall inure to the benefit of the heirs, executors and administrators of such persons and the Corporation may purchase and maintain insurance on behalf of any Director or officer to the extent permitted by Section 145 of the DGCL.

                                  ARTICLE NINE

     Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this Corporation under Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on the Corporation.

                                   ARTICLE TEN

                              Business Combination.
                              --------------------

     (A)     Special  Vote  by Stockholders. In addition to any affirmative vote
             ------------------------------
required by law or this Amended and Restated Certificate of Incorporation or the Bylaws of the Corporation, and except as otherwise expressly provided in Section 10(B) of this Amended and Restated Certificate of Incorporation, a Business Combination (as hereinafter defined) with, or proposed by or on behalf of, any Interested Stockholder (as hereinafter defined) or any Affiliate or Associate (as hereinafter defined) of any Interested Stockholder or any person who thereafter would be an Affiliate or Associate of such Interested Stockholder shall require the affirmative vote of not less than seventy-five percent (75%) of the votes entitled to be cast by the holders of all the then outstanding shares of Voting Stock (as hereinafter defined), voting together as a single class, excluding Voting Stock beneficially owned by such Interested Stockholder. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage or separate class vote may be specified, by law or in any agreement with any national securities exchange or otherwise.

     (B)     Regular  Vote  by  Stockholders. The provisions of Section 10(A) of
             -------  ----------------------
this Amended and Restated Certificate of Incorporation shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote, if any, as is required by law or by any other provision of this Amended and Restated Certificate of Incorporation or the Bylaws of the Corporation, or any agreement with any national securities exchange, if the Business Combination shall have been approved either specifically or as a transaction which is within an approved category of transactions, by a majority (whether such approval is made prior to or subsequent to the acquisition of, or announcement or public disclosure of the intention to acquire, beneficial ownership of the Voting Stock that caused the Interested Stockholder to become an Interested Stockholder) of the Continuing Directors (as hereinafter defined).

     (C) Definitions. The following definitions shall apply with respect to this
         -----------
ARTICLE  TEN:

     (1) The term "Business Combination" shall mean: (i) any merger or consolidation of the Corporation or any Subsidiary (as hereinafter defined) with
(x) any Interested Stockholder or (y) any other corporation (whether or not itself an Interested Stockholder) which is or after such merger or consolidation would be an Affiliate or Associate of an Interested Stockholder; (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition or security arrangement, investment, loan, advance, guarantee, agreement to purchase, agreement to pay, extension of credit, joint venture participation or other arrangement (in one transaction or a series of transactions) with or for the benefit of any Interested Stockholder or any Affiliate or Associate of any Interested Stockholder which, together with all other such arrangements (including all contemplated future events), has an aggregate Fair Market Value and/or involves aggregate commitments of $500,000 or more or constitutes more than ten percent (10%) of the book value of the total assets (in the case of transactions involving assets or commitments other than Capital Stock (as hereinafter defined)) or ten percent (10%) of the stockholders' equity (in the case of transactions in Capital Stock) of the entity in question (the "Substantial Part"), as reflected in the most recent fiscal year-end consolidated balance sheet of such entity existing at the time the stockholders of the Corporation would be required to approve or authorize the Business Combination involving the assets, securities and/or commitments constituting any Substantial Part; (iii) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation or for any amendment to the Corporation's Bylaws or to this Amended and Restated Certificate of Incorporation proposed by or on behalf of an Interested Stockholder or any Affiliate or Associate of any Interested Stockholder; (iv) any reclassification of securities (including any reverse stock split), or recapitalization of the Corporation, or any merger or consolidation of the Corporation with any of its Subsidiaries or any other transaction (whether or not with or otherwise involving an Interested Stockholder) that has the effect, directly or indirectly, of increasing the proportionate share of any class or series of Capital Stock, or any securities convertible into Capital Stock or into equity securities of any Subsidiary, that is beneficially owned by any Interested Stockholder or any Affiliate or Associate of any Interested Stockholder; or (v) any agreement, contract or other arrangement providing for any one or more of the actions specified in the foregoing clauses (i) to (iv).

     (2) The term "Capital Stock" shall mean all Capital Stock of the Corporation authorized to be issued from time to time under ARTICLE FOUR of this Amended and Restated Certificate of Incorporation, and the term "Voting Stock" shall mean all Capital Stock which by its terms may be voted on all matters submitted to stockholders of the Corporation generally.

     (3) The term "person" shall mean any individual, firm, corporation or other entity and shall include any group comprised of any person and any other person with whom such person or any Affiliate or Associate of such person has any agreement, arrangement or understanding, directly or indirectly, for the purpose of acquiring, holding, voting or disposing of Capital Stock.

     (4) The term "Interested Stockholder" shall mean any person (other than the Corporation or any Subsidiary and other than any profit-sharing, employee stock ownership or other employee benefit plan of the Corporation or any Subsidiary or any trustee of or fiduciary with respect to any such plan when acting in such capacity or any stockholder of the Corporation prior to the adoption of this Amended and Restated Certificate of Incorporation) who (a) is or has announced or publicly disclosed a plan or intention to become the beneficial owner of Voting Stock representing ten percent (10%) or more of the votes entitled to be cast by the holders of all then outstanding shares of Voting Stock; or (b) is an Affiliate or Associate (other than any stockholder prior to the adoption of this Amended and Restated Certificate of Incorporation) of the Corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner of Voting Stock representing ten percent (10%) or more of the votes entitled to be cast by the holders of all then outstanding shares of Voting Stock.

     (5) A person shall be a "beneficial owner" of any Capital Stock (a) which such person or any of its Affiliates or Associates beneficially owns, directly or indirectly; (b) which such person or any of its Affiliates or Associates has, directly or indirectly, (i) the right to acquire (whether such right is exercisable immediately or subject only to the passage of time) pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (ii) the right to vote pursuant to any agreement, arrangement or understanding; or
(c) which is beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Capital Stock. For the purpose of determining whether a person is an Interested Stockholder pursuant to Section 10(C)(4) of this Amended and Restated Certificate of Incorporation, the number of shares of Capital Stock deemed to be outstanding shall include shares deemed beneficially owned by such person through application of this Section 10(C)(5), but shall not include any other shares of Capital Stock that may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

     (6) The terms "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 1 2b-2 under the Exchange Act as in effect on the date of filing of this Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the term "registrant" in said Rule 12b-2 meaning in this case the Corporation).

     (7) The term "Subsidiary" means any company of which a majority of any class of equity security is beneficially owned by the Corporation; provided,
                                                                       --------
however that for purposes of the definition of Interested Stockholder set forth in Section 10(C)(4) of this Amended and Restated Certificate of Incorporation, the term "Subsidiary" shall mean only a company of which a majority of each class of equity security is beneficially owned by the Corporation.

     (8) The term "Continuing Director" means any member of the Board of Directors, while such person is a member of the Board of Directors, who is not an Affiliate or Associate or representative of the Interested Stockholder and was a member of the Board of Directors prior to the time that an Interested Stockholder became an Interested Stockholder, and any successor of a Continuing Director while such successor is a member of the Board of Directors, who is not an Affiliate or Associate or representative of the Interested Stockholder and is recommended or elected to succeed the Continuing Director by a majority of Continuing Directors.

     (9) The term "Fair Market Value" means (a) in the case of cash, the amount of such cash; (b) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share -of such stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on the New York Stock Exchange, on the principal United States securities exchange registered, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations Systems or any similar system then in use, or, if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by a majority of the Continuing Directors in good faith; and
(c) in the case of property other than cash or stock, the Fair Market Value of such property on the date in question as determined in good faith by a majority of the Continuing Directors.

     (D)  Authority. A majority of the Continuing Directors shall have the power
          ---------
and duty to determine for the purpose of this ARTICLE TEN, on the basis of information known to them after reasonable inquiry, all questions arising under this ARTICLE TEN, including, without limitation, (i) whether a person is an Interested Stockholder, (ii) the number of shares of Capital Stock or other securities beneficially owned by any person, (iii) whether a person is an Affiliate or Associate of another, (iv) whether a Proposed Action (as hereinafter defined) is with, or proposed by, or on behalf of an Interested Stockholder or an Affiliate or Associate of an interested Stockholder, (v) whether the assets that are the subject of any Business Combination have, or the consideration to be received for the issuance or transfer of securities by the Corporation or any Subsidiary in any Business Combination has, an aggregated Fair Market Value of $500,000 or more and (vi) whether the assets or securities that are the subject of any Business Combination constitute a Substantial Part. Any such determination made in good faith shall be binding and conclusive on all parties.

     (E)  Fiduciary  Obligation.  Nothing contained in this ARTICLE TEN shall be
          ---------------------
construed to relieve any Interested Stockholder from any fiduciary obligation imposed by law.

     (F)  Proposed  Action.  For  the  purposes  of this ARTICLE TEN, a Business
          ----------------
Combination or any proposal to amend, repeal or adopt any provision of this Amended and Restated Certificate of Incorporation inconsistent with this ARTICLE TEN (collectively, "Proposed Action") is presumed to have been proposed by, or on behalf of, an Interested Stockholder or a person who thereafter would become such if (i) after the Interested Stockholder became such, the Proposed Action is proposed following the election of any director of the Corporation who, with respect to such Interested Stockholder, would not qualify to serve as a Continuing Director or (ii) such Interested Stockholder, Affiliate, Associate or person votes for or consents to the adoption of any such Proposed Action, unless as to such Interested Stockholder, Affiliate, Associate or person, a majority of the Continuing Directors makes a good-faith determination that such Proposed
Action is not proposed by or on behalf of such Interested Stockholder, Affiliate, Associate or person, based on information known to them after reasonable inquiry.

     (G)  Amendment.  Notwithstanding  any  other provisions of this Amended and
          ---------
Restated Certificate of Incorporation or the Bylaws of the Corporation (and notwithstanding the fact that a lesser percentage or separate class vote may be specified by law, this Amended and Restated Certificate of Incorporation or the Bylaws of the Corporation), the affirmative vote of the holders of not less than seventy-five percent (75%) of the votes entitled to be cast by the holders of all the then outstanding shares of Voting Stock, voting together as a single class, excluding Voting Stock beneficially owned by such Interested Stockholder, shall be required to amend or repeal, or adopt any provisions inconsistent with, this ARTICLE TEN; provided, however, that this Section 10(G) shall not apply to,
                  --------- -------
and such seventy-five percent (75%) vote shall not be required for, any amendment, repeal or adoption unanimously recommended by the Board of Directors if all of such directors are persons who would be eligible to serve as Continuing Directors within the meaning of Section 10(C)(8) of this Amended and Restated Certificate of Incorporation.


     I, J. Patrick Nicholson, being the Chairman of the Board, Chief Executive Officer and President of the Corporation, do hereby declare and certify that the foregoing Amended and Restated Amended and Restated Certificate of Incorporation was duly adopted in accordance with DGCL Sections 103, 242 and 245, at the Annual Meeting of Stockholders of the Corporation held on June 2, 1998, and I further state that the execution of the Amended and Restated Amended and Restated Certificate of Incorporation is my own act and deed and that the facts herein stated are true, and accordingly I have hereunto set my hand this 17th
                                                                            ----
day  of  June,  1998.

                                                  By:   /s/ J. Patrick Nicholson
                                                     ---------------------------
                                           J. Patrick Nicholson, Chairman of the
                                              Board, Chief Executive Officer and
                                                                       President
ATTESTED  BY:

 /s/   James  K.  McHugh
------------------------
James  K.  McHugh,  Chief  Financial  Officer,  Secretary  and  Treasurer

STATE  OF  OHIO     )
     )  SS
COUNTY  OF  LUCAS     )

     The foregoing Amended and Restated Amended and Restated Certificate of Incorporation of N-Viro International Corporation was acknowledged before me this 17thday of June, 1998 by J. Patrick Nicholson, Chairman of the Board, Chief
     ----
Executive Officer and President, on behalf of N-Viro International Corporation, a Delaware corporation.
                                                             /s/ James D. O'Neil
                                                         -----------------------
                                                                   Notary Public

My  Commission  Expires:     [SEAL]

                                 JAMES D. O'NEIL
                          Notary Public - State of Ohio
                       My Commission Expires June 11, 2000


                                                                     Exhibit 3.3

                           CERTIFICATE OF DESIGNATION
                                       OF
                       SERIES A REDEEMABLE PREFERRED STOCK
                                       OF
                        N-VIRO INTERNATIONAL CORPORATION


                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware


          The undersigned duly authorized officer of N-Viro International Corporation, a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify that, pursuant to authority conferred upon the Board of Directors of the Company (the "Board") by the [Amended and Restated] Certificate of Incorporation of the Corporation and pursuant to Section 151 of the General Corporation Law of the State of Delaware, the Board at a meeting duly held on August 8, 2003 adopted a resolution (i) authorizing a new series of the Corporation's previously authorized Preferred Stock, $.01 par value per share (the "Preferred Stock"), and (ii) providing for the designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of 1 share of Series A Redeemable Preferred Stock of the Corporation, as follows:

          RESOLVED, that the Corporation is authorized to issue 1 share of Series A Redeemable Preferred Stock, $.01 par value per share, which shall have the following powers, designations, preferences and other special rights:

          Section 1.     Designation and Amount.  The share of such series shall
                         ----------------------
be designated as "Series A Redeemable Preferred Stock" (the "Series A Preferred Stock") and the number of shares constituting such series shall be one (1).

          Section 2.     Maturity.  The Series A Preferred Stock shall mature in
                         --------
ten (10) years following the date of issuance thereof, and shall be subject to mandatory re-purchase by the Corporation, and sale by the holder thereof, for an amount payable in cash equal to its par value. The Series A Preferred Stock will not be subject to any sinking fund.

          Section 3.     Rank.  The Series A Preferred Stock shall, with respect
                         ----
to dividend rights and rights upon liquidation, dissolution or winding up of the Corporation, rank (i) senior to all classes or series of common stock of the Corporation, and to all equity securities ranking junior to the Series A Preferred Stock with respect to dividend rights or rights upon liquidation, dissolution or winding up of the Corporation, (ii) on a parity with all other equity securities issued by the Corporation the terms of which specifically provide that such equity securities rank on a parity with the Series A Preferred Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Corporation, and (iii) junior to equity securities issued by the Corporation to the extent that the terms of such equity securities specifically provide that such equity securities rank senior to the Series A Preferred Stock with respect to dividend rights or rights upon liquidation, dissolution or winding up of the Corporation.

          Section  4.     Dividends.  The shares of the Series A Preferred Stock
                          ---------
shall not be entitled to receive any dividends, notwithstanding the payment of dividends on any other shares of the capital stock of the Corporation, including common stock.

          Section  5.     Liquidation  Preference.  Upon  any  voluntary  or
                          -----------------------
involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of the Series A Preferred Stock shall be entitled to be paid out of the assets of the Corporation legally available for distribution to its stockholders a liquidation preference of One Dollar ($1.00) per share, before any distribution of assets is made to holders of Common Stock or any other class or series of capital stock of the Corporation that ranks junior to the Series A Preferred Stock as to liquidation rights. For such purposes, the consolidation or merger of the Corporation with or into any other corporation, or the sale, lease or conveyance of all or substantially all of the property or business of the Corporation, shall not be deemed to constitute a liquidation, dissolution or winding up of the Corporation.

          Section  6.     Redemption.
                          ----------

          (A) The Series A Preferred Stock shall be redeemable following the first to occur of the following events: (i) the transfer, by sale, gift or otherwise, whether voluntary or involuntary, by operation of law or otherwise, of the Series A Preferred Stock by the initial holder thereof, or (ii) the transfer or sale by the initial holder of the Series A Preferred Stock, his family members, or entities controlled by him or them, of shares of the common stock of the Corporation such that the initial holder of the Series A Preferred Stock ceases to be the beneficial owner of at least 17.50% of the outstanding shares of the common stock of the Corporation, as reflected in the reports filed by such initial holder with the Securities and Exchange Commission under Section 16 of the Securities Exchange Act of 1934. On and after the occurrence of the first to occur of such events, the Corporation, at its option, upon not less than 10 nor more than 60 days' written notice, may redeem the share of the Series A Preferred Stock at any time for cash at a redemption price of One
Dollar ($1.00) per share, to the extent the Corporation has funds legally available therefor. In the event that the Corporation does not have funds legally available for such redemption, the Corporation may redeem the share of the Series A Preferred Stock by delivering to the holder of such share of Series A Preferred Stock such number of whole shares of the common stock of the Corporation as shall be determined by dividing One Dollar by the per share closing price of the common stock of the Corporation on the fifth business day prior to the redemption date, rounded up to the nearest whole share. Holders of Series A Preferred Stock to be redeemed shall surrender such Series A Preferred Stock at the place designated in such notice and shall be entitled to the redemption price following such surrender. If notice of redemption of any shares of Series A Preferred Stock has been given and if the funds (or shares of common stock) necessary for such redemption have been set aside by the Corporation in trust for the benefit of the holder of the share of Series A Preferred Stock so called for redemption, then from and after the redemption date, such shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights of the holder of such shares will terminate, except the right to receive the redemption price.

          (B) Notice of redemption shall be mailed by the Corporation, postage prepaid, not less than 10 nor more than 60 days prior to the redemption date, addressed to the holder of record of the Series A Preferred Stock to be redeemed at his address as it appears on the stock transfer records of the transfer agent. The notice shall state: (i) the redemption date; and (ii) the place or places where the Series A Preferred Stock is to be surrendered for payment of the redemption price.

          (C) From and after the redemption date (unless default shall be made by the Corporation in providing for the payment of the redemption price), all rights of the holder thereof (except the right to receive the redemption price) shall cease.

          Section  7.     Voting  Rights.
                          --------------

          (A) The holder of the Series A Preferred Stock shall not have any voting rights except as set forth in this Section 7 or as otherwise required by law. To the extent that voting rights otherwise required by law can be waived or released, such voting rights are hereby waived and released.

          (B) So long as the Series A Preferred Stock remains outstanding, the holder of the Series A Preferred Stock shall have the special right, voting separately as a single class, to nominate, as provided in Section 7(C), and elect one member of the Board of Directors of the Corporation at the 2003 annual meeting of the shareholders of the Corporation and to nominate, as provided in
Section 7(C), and elect his or her successor at each succeeding annual meeting of the shareholders of the Corporation thereafter at which such successor is to be elected. The director so elected from time to time in respect of this
Section 7(B) shall be one of such number of members of the Board of Directors as has been set by the Board of Directors pursuant to the Certificate of Incorporation or Bylaws of the Corporation, and not a director in addition to such number, and shall be referred to herein as the "Section 7(B) Director." In case of the resignation or death of the Section 7(B) Director while the Series A Preferred Stock remains outstanding, the holder of the Series A Preferred Stock, voting as a single class, shall be entitled to nominate, as provided in Section 7(C), and elect his or her successor by written consent, setting forth the action so taken, which consent shall be signed by the holder of the Series A Preferred Stock and shall be delivered to the Secretary of the Corporation for placement among the minutes of proceedings of the shareholders of the Corporation.

          (C) The holder of the Series A Preferred Stock shall give notice to the Secretary of the Corporation of the identity of such holder's nominee for director at least 60 days prior to the date of each annual meeting of shareholders. Such notice shall be accompanied by a Directors and Officers Questionnaire, in the form then in use by the Corporation (which is available from the Secretary of the Corporation), completed and executed by such nominee. The Corporation, acting through a majority of its Directors, shall have the right to reject any such nominee (i) who is less than 21 years old, or (ii) who is a principal shareholder, officer or director of (or holds a similar position in a non-corporate entity), or is employed by, a competitor of the Corporation, or any person or entity which controls, is controlled by, or is under common control with, a competitor of the Corporation, (iii) who is the initial holder of the Series A Preferred Stock or such holder's spouse, sibling or lineal descendent, or (iv) with respect to whom any of the following events have occurred during the past five years, in which event the holder of the Series A Preferred Stock shall be required to nominate another individual for election to the Board:

     (a) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (b) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (c) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

     (1) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

     (2)     Engaging  in  any  type  of  business  practice;  or

     (3) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

     (d) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

     (e) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

     (f) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Such rejection shall be communicated in writing to the holder of the Series A Preferred Stock within 10 days after the delivery to the Secretary of the Corporation of the identity of such holder's nominee for director and the completed and executed Directors' and Officers' Questionnaire. If such notice of rejection is not delivered by such date, such nominee shall be deemed to be accepted.

          (D) So long as the Series A Preferred Stock remains outstanding, the Corporation shall not, without the consent or the affirmative vote of the holder of the Series A Preferred Stock, given in person or by proxy, either in writing or at a meeting (such Series A Preferred Stock voting separately as a class), repeal, amend, or otherwise change any of the provisions applicable to the Series A Preferred Stock in any manner that materially and adversely affects the powers, preferences, or other special rights or privileges of the Series A Preferred Stock or the holder thereof; provided, however, that any increases in the amount of the authorized Preferred Stock or the creation or issuance of other series of Preferred Stock, or any increase in the amount of authorized shares of such series or of any other series of Preferred Stock, in each case ranking on a parity with or junior to the Series A Preferred Stock, shall not be deemed to materially and adversely affect such powers, preferences, or other special rights or privileges.

          (E) The foregoing voting provisions will not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, the Series A Preferred Stock shall have been redeemed or called for redemption upon proper notice and sufficient funds (or common stock) shall have been deposited in trust to effect such redemption.

          (F) The term of office of any director elected pursuant to this section shall end and such director shall be deemed to have resigned upon the redemption of the Series A Preferred Stock.

          (G) Except as expressly stated in this Certificate of Designation, the Series A Preferred Stock shall not have any relative, participating, optional or other special voting rights and powers, and the consent of the holders thereof shall not be required for the taking of any corporate action, including but not limited to any merger or consolidation involving the Corporation or a sale of all or substantially all of the assets of the Corporation, irrespective of the effect that such merger, consolidation or sale may have upon the powers, preferences, rights or privileges of the holders of the Series A Preferred Stock.

          Section 8. Conversion. The Series A Preferred Stock shall not be convertible into or exchangeable for any other property or securities of the Corporation.

          Section  9.     Amendment.  This  Certificate of Designation shall not
                          ---------
be amended in any manner that would materially and adversely affect the holders of the Series A Preferred Stock without the affirmative consent or vote of the holder of the Series A Preferred Stock.

          IN WITNESS WHEREOF, the undersigned has executed and subscribed this certificate and does affirm the foregoing as true under the penalties of perjury this 27th day of August, 2003.


                                     /s/  Terry  J.  Logan
                                   -----------------------
                                   Terry  Logan
                                   President

ATTEST:

  /s/   James  K.  McHugh
-------------------------

Corporate  Secretary



                                                                     Exhibit 3.4

                                AMENDMENT TO THE
                          CERTIFICATE OF INCORPORATION
                                       OF
                        N-VIRO INTERNATIONAL CORPORATION


It  is  hereby  certified  that:
1.     The  name  of  the corporation (hereinafter called the "Corporation") is:
                        N-VIRO INTERNATIONAL CORPORATION
2. This Amendment to the Corporation's Amended and Restated Certificate of Incorporation hereby amends Article FIVE, Section 1, of the Amended and Restated Certificate of Incorporation of the Corporation as set forth herein.
3. Article FIVE, Section 1, is hereby deleted in its entirety and the following shall be inserted herein:
                                  ARTICLE FIVE
1.     BOARD  OF  DIRECTORS
The number of Directors shall initially be seven (7); provided, however, that such number of Directors may from time to time be increased and decreased by a duly adopted resolution of the Board but shall in no event be reduced to less than seven (7) nor increased to more than nine (9). The Board of Directors shall be divided into two classes (designated as "Class One Directors" and "Class Two Directors"), as nearly equal in number as the then total number of Directors constituting the entire Board permits, with the term of office of one class expiring each year. The initial Class One Directors shall consist of four
(4) Directors and shall hold office for a term expiring at the 2005 annual meeting of stockholders and the initial Class Two Directors shall consist of three (3) Directors and shall hold office for a term expiring at the 2004 annual meeting of stockholders, with the members of each class of Directors to hold office until their successors shall be elected and qualified, subject to prior death, retirement, resignation or removal. At each such annual meeting of stockholders and at each annual meeting thereafter, successors to the class of Directors whose term expires at that meeting shall be elected and qualified, subject to prior death, retirement, resignation or removal. At each annual meeting of stockholders at which a quorum is present, the persons receiving a plurality of the votes cast shall be Directors. No Director or class of Directors may be removed from office by a vote of the stockholders at any time except for cause. Election of Directors need not be by written ballot unless the Bylaws of the Corporation so provide.
4. This Amendment to the Restated Certificate of Incorporation has been duly adopted by the required vote of stockholders in accordance with Section 242 of the General Corporation Law of Delaware.
5. This Amendment to the Amended and Restated Certificate of Incorporation has been duly adopted by the Board of Directors in accordance with Section 242 of the General Corporation Law of the State of Delaware.
Signed  and  attested  to  on    November  13,  2003.
                               --------------

By:    /s/  Terry  J.  Logan
     -----------------------
     Terry  J.  Logan,  Chief  Executive  Officer

ATTEST:
  /s/  James  K.  McHugh
------------------------
James  K.  McHugh,  Secretary


                                                                     Exhibit 3.6
                               AMENDMENT TO BYLAWS
                                       OF
                        N-VIRO INTERNATIONAL CORPORATION

The undersigned, constituting all of the Directors of N-Viro International Corporation, a Delaware corporation (the "Corporation"), hereby amends Article
II,  Section  I  of  the  Bylaws  of  the  Corporation  to  read  as  follows:
                                   ARTICLE II
     Section  1.     Number  and Term of Office. The business and affairs of the
                     --------------------------
Corporation shall be managed by or under the direction of a Board of Directors, none of whom need to be stockholders of the Corporation. The number of Directors constituting the Board of Directors shall be fixed from time to time by resolution passed by a majority of the Board of Directors. The Directors shall be classified with respect to the time for which they shall severally hold office into two (2) classes as nearly equal in number as possible. Except as hereinafter otherwise provided for the filling of vacancies, the Class I Directors shall hold office for an initial term expiring at the 2004 annual meeting of stockholders and the Class II Directors shall hold office for an initial term expiring at the 2005 annual meeting of stockholders, with the members of each class of Directors to hold office until their respective successors have been duly elected and qualified or until their earlier resignation, removal, retirement or death. Thereafter at each annual meeting of stockholders, the successors to the class of Directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the second year following the year of their election and until their respective successors have been duly elected and qualified or until their earlier resignation, removal, retirement or death.
     IN WITNESS WHEREOF, the undersigned have executed this Amendment this 29th day of August, 2003.
"DIRECTORS"


  /s/   J.  Patrick  Nicholson            /s/  Michael  G.  Nicholson
------------------------------          -----------------------------
J.  Patrick  Nicholson                   Michael  G.  Nicholson


  /s/  Terry  J.  Logan            /s/  R.  Francis  DiPrete
-----------------------          ---------------------------
Terry  J.  Logan,  Ph.D.          R.  Francis  DiPrete


  /s/  Phillip  Levin            /s/  Bobby  B.  Carroll
---------------------          -------------------------
Phillip  Levin                    Bobby  B.  Carroll


  /s/  B.K.  Wesley  Copeland            /s/  Daniel  J.  Haslinger
-----------------------------          ----------------------------
B.K.  Wesley  Copeland                  Daniel  J.  Haslinger


                                                                     Exhibit 3.7

                          AMENDED AND RESTATED BY-LAWS
                                       OF
                        N-VIRO INTERNATIONAL CORPORATION

                                    ARTICLE I
                                  Stockholders
                                  ------------

     SECTION  1.  Annual  Meeting. The annual meeting of the stockholders of the
                  ---------------
Corporation shall be held on such date, at such time and at such place within or without the State of Delaware as may be designated by the Board of Directors, for the purpose of electing Directors and for the transaction of such other business as may be properly brought before the meeting.

     SECTION  2.  Special  Meetings.  Except  as  otherwise  provided  in  the
                  -----------------
Certificate of Incorporation, a special meeting of the stockholders of the Corporation may be called at any time by the Board of Directors or the President. Any special meeting of the stockholders shall be held on such date, at such time and at such place within or without the State of Delaware as the Board of Directors or the officer calling the meeting may designate. At a special meeting of the stockholders, no business shall be transacted and no corporate action shall be taken other than that stated in the notice of the meeting unless all of the stockholders are present in person or by proxy, in which case any and all business may be transacted at the meeting even though the meeting is held without notice.

     SECTION  3.  Notice  of  Meetings.  Except  as  otherwise provided in these
                  --------------------
By-Laws or by law, a written notice of each meeting of the stockholders shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder of the Corporation entitled to vote at such meeting at his address as it appears on the records of the Corporation. The notice shall state the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called.

     SECTION  4.  Quorum.  At  any meeting of the stockholders, the holders of a
                  ------
majority in number of the total outstanding shares of stock of the Corporation entitled to vote at such meeting, present in person or represented by proxy, shall constitute a quorum of the stockholders for all purposes, unless the representation of a larger number of shares shall be required by law, by the Certificate of Incorporation or by these By-Laws, in which case the representation of the number of shares so required shall constitute a quorum;
provided that at any meeting of the stockholders at which the holders of any class of stock of the Corporation shall be entitled to vote separately as a class, the holders of a majority in number of the total outstanding shares of such class, present in person or represented by proxy, shall constitute a quorum for purposes of such class vote unless the representation of a larger number of shares of such class shall be required by law, by the Certificate of Incorporation or by these By-Laws.

     SECTION  5.  AdjournedMeetings. Whether or not a quorum shall be present in
                  -----------------
person or represented at any meeting of the stockholders, the holders of a majority in number of the shares of stock of the Corporation present in person or represented by proxy and entitled to vote at such meeting may adjourn from time to time; provided, however, that if the holders of any class of stock of the Corporation are entitled to vote separately as a class upon any matter at such meeting, any adjournment of the meeting in respect of action by such class upon such matter shall be determined by the holders of a majority of the shares of such class present in person or represented by proxy and entitled to vote at such meeting. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the stockholders, or the holder of any class of stock entitled to vote separately as a class, as the case may be, may transact any business which might have been transacted by them at the original meeting. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting.

     SECTION 6. Organization. The President or, in his absence, a Vice President
                ------------
shall call all meetings of the stockholders to order, and shall act as Chairman of such meetings. In the absence of the President and all of the Vice Presidents, the holders of a majority in number of the shares of stock of the Corporation present in person or represented by proxy and entitled to vote at such meeting shall elect a Chairman.

     The Secretary of the Corporation shall act as Secretary of all meetings of the stockholders; but in the absence of the Secretary, the Chairman may appoint, any person to act as Secretary of the meeting. It shall be the duty of the Secretary to prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting or, if not so specified, at the place where the meeting is to be held, for the ten (10) days next preceding the meeting, to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, and shall be produced and kept at the time and place of the meeting during the whole time thereof and subject to the inspection of any stockholder who may be present.

     SECTION  7.  Voting.  Except  as  otherwise  provided in the Certificate of
                  ------
Incorporation or by law, each stockholder shall be entitled to one vote for each share of the capital stock of the Corporation registered in the name of such stockholder upon the books of the Corporation. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three
(3) years from its date, unless the proxy provides for a longer period. When directed by the presiding officer or upon the demand of any stockholder, the vote upon any matter before a meeting of stockholders shall be by ballot. Except as otherwise provided by law or by the Certificate of Incorporation, Directors shall be elected by a plurality of the votes cast at a meeting of stockholders by the stockholders entitled to vote in the election and, whenever any corporate action, other than the election of Directors is to be taken, it shall be authorized by a majority of the votes cast at a meeting of stockholders by the stockholders entitled to vote thereon.

     Shares of the capital stock of the Corporation belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes.

     SECTION  8.  Inspectors.  When required by law or directed by the presiding
                  ----------
officer or upon the demand of any stockholder entitled to vote, but not otherwise, the polls shall be opened and closed, the proxies and ballots shall be received and taken in charge, and all questions touching the qualification of voters, the validity of proxies and the acceptance or rejection of votes shall be decided at any meeting of the stockholders by two or more Inspectors who may be appointed by the Board of Directors before the meeting, or if not so appointed, shall be appointed by the presiding officer at the meeting. If any person so appointed fails to appear or act, the vacancy may be filled by appointment in like manner.

     SECTION  9.  Consent  of  Stockholders in Lieu of Meeting. Unless otherwise
                  ------------------------------------ -------
provided in the Certificate of Incorporation, any action required to be taken or which may be taken at any annual or special meeting of the stockholders of the Corporation, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize to take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of any such corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                                   ARTICLE II
                               Board of Directors
                               ------------------

     SECTION  1.  Number  and  Term  of  Office. The business and affairs of the
                  -----------------------------
Corporation shall be managed by or under the direction of a Board of Directors, none of whom need to be stockholders of the Corporation. The number of Directors constituting the Board of Directors shall be fixed from time to time by resolution passed by a majority of the Board of Directors. The Directors shall be classified with respect to the time for which they shall severally hold office into two (2) classes as nearly equal in number as possible. Except as hereinafter otherwise provided for the filling of vacancies, the Class I Directors shall hold office for an initial term expiring at the 2004 annual meeting of stockholders and the Class II Directors shall hold office for an initial term expiring at the 2005 annual meeting of stockholders, with the members of each class of Directors to hold office until their respective successors have been duly elected and qualified or until their earlier resignation, removal, retirement or death. Thereafter at each annual meeting of stockholders, the successors to the class of Directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the second year following the year of their election and until their respective successors have been duly elected and qualified or until their earlier resignation, removal, retirement or death.

     SECTION  2.  Removal.  Vacancies and Additional Directors. The stockholders
                  --------------------------------------------
may, at any special meeting the notice of which shall state that it is called for that purpose, remove, with or without cause, any Director and fill the vacancy; provided that whenever any Director shall have been elected by the holders of any class of stock of the Corporation voting separately as a class under the provisions of the Certificate of Incorporation, such Director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any Director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of Directors, may be filled by the affirmative vote of a majority of the Directors then in office, although less than a quorum, and any Director so elected to fill any such vacancy or newly created directorship shall hold office until his successor is elected and qualified or until his earlier resignation or removal. The Directors chosen to fill vacancies shall hold office for a term expiring at the end of the next annual meeting of stockholders at which the term of the class to which they have been elected expires. No decrease in the number of Directors constituting the Board of Directors shall shorten the term of any incumbent Director.

     When one or more Directors shall resign effective at a future date, a majority of the Directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each Director so chosen shall hold office as herein provided in connection with the filling of other vacancies.

     SECTION  3.  Place of Meeting. The Board of Directors may hold its meetings
                  ----------------
in such place or places in the State of Delaware or outside the State of Delaware as the Board from time to time shall determine.

     SECTION  4.  Regular  Meetings.  Regular meetings of the Board of Directors
                  -----------------
shall be held at such times and places as the Board from time to time by resolution shall determine. No notice shall be required for any regular meeting of the Board of Directors; but a copy of every resolution fixing or changing the time or place of regular meetings shall be mailed to every Director at least five (5) days before the first meeting held in pursuance thereof.

     SECTION  5.  Special  Meetings.  Special meetings of the Board of Directors
                  -----------------
shall be held whenever called by direction of the President, or by any two of the Directors then in office.

     Notice of the day, hour and place of holding of each special meeting shall be given by mailing the same at least two (2) days before the meeting or by causing the same to be transmitted by telegraph, cable or wireless at least one day before the meeting to each Director. Unless otherwise indicated in the notice thereof, any and all business other than an amendment of these By-Laws may be transacted at any special meeting, and an amendment of these By-Laws may be acted upon if the notice of the meeting shall have stated that the amendment of these By-Laws is one of the purposes of the meeting. At any meeting at which every Director shall be present, even though without any notice, any business may be transacted, including the amendment of these By-Laws.

     SECTION  6.  Quorum. Subject to the provisions of Section 2 of this ARTICLE
                  ------
II, a majority of the members of the Board of Directors in office (but in no case less than one-third (1/3) of the total number of Directors nor less than two (2) Directors) shall constitute a quorum for the transaction of business and the vote of the majority of the Directors present at any meeting of the Board of Directors at which a quorum is present shall be the act of the Board of Directors. If at any meeting of the Board there is less than a quorum present, a majority of those present may adjourn the meeting from time to time.

     SECTION  7.  Organization.  The  Chairman of the Board shall preside at all
                  ------------
meetings of the Board of Directors. In the absence of the Chairman of the Board, an acting Chairman shall be elected from the Directors present. The Secretary of the Corporation shall act as Secretary of all meetings of the Directors; but in the absence of the Secretary, the Chairman of the Board or acting Chairman may appoint any person to act as Secretary of the meeting.

     SECTION  8. Committees. The Board of Directors may, by resolution passed by
                 ----------
a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the Directors of the Corporation. The Board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided by resolution passed by a majority of the whole Board, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and the affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending these By-Laws; and unless such resolution, these By-Laws, Or the Certificate of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

     SECTION  9.  Conference  Telephone Meetings. Unless otherwise restricted by
                  ------------------------------
the Certificate of Incorporation or by these By-Laws, the members of the Board of Directors or any committee designated by the Board, may participate in a meeting of the Board of such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

     SECTION  10.  Consentof  Directors  or Committee in lieu of Meeting. Unless
                   ------------------------------------------------------
otherwise restricted by the Certificate of Incorporation or by these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the Board or committee, as the case may be.


                                   ARTICLE III
                                    Officers
                                    --------

     SECTION  1. Officers. The officers of the Corporation shall be a President,
                 --------
one or more Vice Presidents, a Secretary and a Treasurer, and such additional officers, if any, as shall be elected by the Board of Directors pursuant to the provisions of Section 6 of this ARTICLE III. The President, one or more Vice Presidents, the Secretary and the Treasurer shall be elected by the Board of Directors at its first meeting after each annual meeting of the stockholders. The failure to hold such election shall not of itself terminate the term of office of any officer. All officers shall hold office at the pleasure of the Board of Directors. Any officers may resign at any time upon written notice to the Corporation. Officers may, but need not, be Directors. Any number of offices may be held by the same person.

     All officers, agents and employees shall be subject to removal, with or without cause, at any time by the Board of Directors. The removal of an officer without cause shall be without prejudice to his contract rights, if any. The election or appointment of an officer shall not of itself create contract rights. All agents and employees other than officers elected by the Board of Directors shall also be subject to removal, with or without cause, at any time by the officers appointing them.

     Any vacancy caused by the death of any officer, his resignation, his removal, or otherwise, may be filled by the Board of Directors, and any officer so elected shall hold office at the pleasure of the Board of Directors.

     In addition to the powers and duties of the officers of the Corporation as set forth in these By-Laws, the officers shall have such authority and shall perform such duties as from time to time may be determined by the Board of Directors.

     SECTION  2.  Powers and Duties of the President. The President shall be the
                  ----------------------------------
chief executive officer of the Corporation and, subject to the control of the Board of Directors, shall have general charge and control of all its business and affairs and shall have all powers and shall perform all duties incident to the office of President. He shall preside at all meetings of the stockholders and at all meetings of the Board of Directors and shall have such other powers and perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors.

     SECTION  3.  Powers  and Duties of the Vice Presidents. Each Vice President
                  -----------------------------------------
shall have all powers and shall perform all duties incident to the office of Vice President and shall have such other powers and perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors or by the President.

     SECTION  4. Powers andDuties of the Secretary. The Secretary shall keep the
                 ---------------------------------
minutes of all meetings of the Board of Directors and the minutes of all meetings of the stockholders in books provided for that purpose; he shall attend to the giving or serving of all notices of the Corporation; he shall have custody of the corporate seal of the Corporation and shall affix the same to such documents and other papers as the Board of Directors or the President shall authorize and direct; he shall have charge of the stock certificate books, transfer books and stock ledgers and such other books and papers as the Board of Directors or the President shall direct, all of which shall at all reasonable times be open to the examination of any Director, upon application, at the office of the Corporation during business hours; and he shall have all powers and shall perform all duties incident to the office of Secretary and shall have such other powers and shall perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors or the President.

     SECTION  5.  Powers  andDutiesof  the  Treasurer.  The Treasurer shall have
                  -----------------------------------
custody of, and when proper shall pay out, disburse or otherwise dispose of, all funds and securities of the Corporation which may have come into his hands; he may endorse on behalf of the Corporation for collection checks, notes and other obligations and shall deposit the same to the credit of the Corporation in such bank or banks or depositary or depositaries as the Board of Directors may designate; he shall sign all receipts and vouchers for payments made to the Corporation; he shall enter or cause to be entered regularly in the books of the Corporation kept for the purpose full and accurate accounts of all moneys received or paid or otherwise disposed of by him and whenever required by the Board of Directors or the President shall render statements of such accounts; he shall, at all reasonable times, exhibit his books and accounts to any Director of the Corporation, upon application, at the office of the Corporation during business hours; and he shall have all powers and shall perform all duties incident of the office of Treasurer and shall also have such other powers and shall perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors or the President.

     SECTION  6.  Additional  Officers.  The Board of Directors may from time to
                  --------------------
time elect such other officers (who may but need not be Directors), including a Controller, Assistant Treasurers, Assistant Secretaries and Assistant Controllers, as the Board may deem advisable and such officers shall have such authority and shall perform such duties as may from time to time be assigned to them by the Board of Directors or the President.

     The Board of Directors may from time to time by resolution delegate to any Assistant Treasurer or Assistant Treasurers any of the powers or duties herein assigned to the Treasurer; and may similarly delegate to any Assistant Secretary or Assistant Secretaries any of the powers or duties herein assigned to the Secretary.

     SECTION  7. Giving of Bond by Officers. All officers of the Corporation, if
                 --------------------------
required to do so by the Board of Directors, shall furnish bonds to the Corporation for the faithful performance of their duties, in such penalties and with such conditions and security as the Board shall require.

     SECTION  8.  Voting  Upon  Stocks. Unless otherwise ordered by the Board of
                  --------------------
Directors, the President or any Vice President shall have full power and authority on behalf of the Corporation to attend and to act and to vote, or in the name of the Corporation to execute proxies to vote, at any meeting of stockholders of any corporation in which the Corporation may hold stock, and at any such meeting shall possess and may exercise, in person or by proxy, any and all rights, powers and privileges incident to the ownership of such stock. The Board of Directors may from time to time, by resolution, confer like powers upon any other person or persons.

     SECTION  9.  Compensationof Officers. The officers of the Corporation shall
                  ------------------------
be entitled to receive such compensation for their services as shall from time to time be determined by the Board of Directors.


                                   ARTICLE IV
                    Indemnification of Directors and Officers
                    -----------------------------------------

     SECTION  1. Nature of Indemnity. The Corporation shall indemnify any person
                 -------------------
who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was or has agreed to become a Director or officer of the Corporation, or is or was serving or has agreed to serve at the request of the Corporation as a Director or officer of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, and may indemnify any person who was or is a party or is threatened to be made a party to such an action, suit or proceeding by reason of the fact that he is or was or has agreed to become an employee or agent of the Corporation, or is or was serving or has agreed to serve at the request of the Corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with such action, suit or proceeding and any appeal therefrom, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful; except that in the case of an action or suit by or in the right of the Corporation to procure a judgment in its favor (i) such indemnification shall be limited to expenses (including attorneys' fees) actually and reasonably incurred by such person in the defense or settlement of such action or suit, and (ii) no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Delaware Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Delaware Court of Chancery or such other court shall deem proper.

The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent,
                                              ---- ----------
shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     SECTION  2.  Successful  Defense.  To  the extent that a Director, officer,
                  -------------------
employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in SECTION 1 of this ARTICLE IV or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

     SECTION  3.  Determination  that  Indemnification  is  Proper.  Any
                  ------------------------------------------------
indemnification of a Director or officer of the Corporation under SECTION 1 of this ARTICLE IV (unless ordered by a court) shall be made by the Corporation unless a determination is made that indemnification of the Director or officer is not proper in the circumstances because he has not met the applicable standard of conduct set forth in SECTION 1. Any indemnification of an employee or agent of the Corporation under SECTION 1 (unless ordered by a court) may be made by the Corporation upon a determination that indemnification of the employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in SECTION 1. Any such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of Directors who were not parties to such action, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders.

     SECTION  4.  Advance  Payment  of  Expenses.  Unless the Board of Directors
                  ------------------------------
otherwise determines in a specific case, expenses incurred by a Director or officer in defending a civil or criminal action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the Director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this ARTICLE IV. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the Board of Directors deems appropriate. The Board of Directors may authorize the Corporation's legal counsel to represent such Director, officer, employee or agent in any action, suit or proceeding, whether or not the Corporation is a party to such action, suit or proceeding.

     SECTION  5.  Survival;  Preservation  of  Other  Rights.  The  foregoing
                  ------------------------------------------
indemnification provisions shall be deemed to be a contract between the Corporation and each Director, officer, employee and agent who serves in any such capacity at any time while these provisions as well as the relevant provisions of the Delaware General Corporation Law are in effect and any repeal or modification thereof shall not affect any right or obligation then existing with respect to any state of facts then or previously existing or any action, suit or proceeding previously or thereafter brought or threatened based in whole or in part upon any such state of facts. Such a contract right may not be modified retroactively without the consent of such Director, officer, employee or agent.

     The indemnification provided by this ARTICLE IV shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-Law, agreement, vote of stockholders or disinterested Directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a Director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person. The Corporation may enter into an agreement with any of its Directors, officers, employees or agents providing for indemnification and advancement of expenses, including attorneys' fees, that may change, enhance, qualify or limit any right to indemnification or advancement of expense created by this ARTICLE IV.

     SECTION  6. Severability. If this ARTICLE IV or any portion hereof shall be
                 ------------
invalidated on any ground by any court of competent jurisdiction, then the Corporation- shall nevertheless indemnify each Director or officer and may indemnify each employee or agent of the Corporation as to costs, charges and expenses (including attorneys' fees), judgments, fines and amounts paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the Corporation, to the fullest extent permitted by any applicable portion of this ARTICLE IV that shall not have been invalidated and to the fullest extent permitted by applicable law.

     SECTION  7.  Subrogation.  In  the event of payment of indemnification to a
                  -----------
person described in SECTION 1 of this ARTICLE IV, the Corporation shall be subrogated to the extent of such payment to any right of recovery such person may have and such person, as a condition of receiving indemnification from the Corporation, shall execute all documents and do all things that the Corporation may deem necessary or desirable to perfect such right of recovery, including the execution of such documents necessary to enable the Corporation effectively to enforce any such recovery.

     SECTION  8.  NoDuplication of Payments. The Corporation shall not be liable
                  --------------------------
under this ARTICLE IV to make any payment in connection with any claim made against a person described in SECTION 1 of this ARTICLE IV to the extent such person has otherwise received payment (under any insurance policy, By-Law or otherwise) of the amounts otherwise indemnifiable hereunder.


                                    ARTICLE V
                             Stock-Seal-Fiscal Year
                             ----------------------

     SECTION 1. Certificates for Shares of Stock. The certificates for shares of
                --------------------------------
stock of the Corporation shall be in such form, not inconsistent with the Certificate of Incorporation, as shall be approved by the Board of Directors. All certificates shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary of the Treasurer or an Assistant Treasurer, and shall not be valid unless so signed.

     In case any officer or officers who shall have signed any such certificate or certificates shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates had not ceased to be such officer or officers of the Corporation.

     All certificates for shares of stock shall be consecutively numbered as the same are issued. The name of the person owning the shares represented thereby with the number of such shares and the date of issue thereof shall be entered on the books of the Corporation.

     Except as hereinafter provided, all certificates surrendered to the Corporation for transfer shall be cancelled, and no new certificates shall be issued until former certificates for the same number of shares have been surrendered and cancelled.

     SECTION 2. Lost. Stolen or Destroyed Certificates. Whenever a person owning
                --------------------------------------
a certificate for shares of stock of the Corporation alleges that it has been lost, stolen or destroyed, he shall file in the office of the Corporation an affidavit setting forth, to the best of his knowledge and belief, the time, place and circumstances of the loss, theft or destruction, and, if required by the Board of Directors, a bond of indemnity or other indemnification sufficient in the opinion of the Board of Directors to indemnify the Corporation and its agents against any claim that may be made against it or them on account of the alleged loss, theft or destruction of any such certificate or the issuance of a new certificate in replacement therefor. Thereupon the Corporation may cause to be issued to such person a new certificate in replacement for the certificate alleged to have been lost, stolen or destroyed. Upon the stub of every new certificate so issued shall be noted the fact of such issue and the number, date and the name of the registered owner of the lost, stolen or destroyed certificate in lieu of which the new certificate is issued.

     SECTION  3. Transfer of Shares. Shares of stock of the Corporation shall be
                 ------------------
transferred on the books of the Corporation by the holder thereof, in person or by his attorney duly authorized in writing, upon surrender and cancellation of certificates for the number of shares of stock to be transferred, except as provided in SECTION 2 of this ARTICLE V.

     SECTION  4.  Regulations.  The  Board  of  Directors  shall  have power and
                  -----------
authority to make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation.

     SECTION  5.  Record  Date.  In order that the Corporation may determine the
                  ------------
stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting or to receive payment of any dividend or other distribution or allotment of any rights, or to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, as the case may be, the Board of Directors may fix, in advance, a record date, which shall not be (i) more than sixty (60) nor less than ten (10) days before the date of such meeting, or (ii) in the case of corporate action to be taken by consent in writing without a meeting, prior to, or more than ten (10) days after, the date upon which the resolution fixing the record date is adopted by the Board of Directors, or (iii) more than sixty (60) days prior to any other action.

     If no record date is fixed, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given or, if notice is waived, at the close of business on the date next preceding the day on which the meeting is held; the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is delivered to the Corporation; and the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     SECTION  6.  Dividends.  Subject  to  the  provisions of the Certificate of
                  ---------
Incorporation, the Board of Directors shall have power to declare and pay dividends upon shares of stock of the Corporation, but only out of funds available for the payment of dividends as provided by law.

     Subject to the provisions of the Certificate of Incorporation, any dividends declared upon the stock of the Corporation shall be payable on such date or dates as the Board of Directors shall determine. If the date fixed for the payment of any dividend shall in any year fall upon a legal holiday, then the dividend payable on such date shall be paid on the next day not a legal holiday.

     SECTION  7.  CorporateSeal.  The  Board of Directors may provide a suitable
                  -------------
seal, containing the name of the Corporation, which seal shall be kept in the custody of the Secretary. A duplicate of the seal may be kept and be used by any officer of the Corporation designated by the Board of Directors or the President.

     SECTION  8.  Fiscal  Year. The fiscal year of the Corporation shall be such
                  ------------
fiscal year as the Board of Directors from time to time by resolution shall determine.


                                   ARTICLE VI
                            Miscellaneous Provisions
                            ------------------------

     SECTION  1.  Checks,  Notes,  Etc..  All checks, drafts, bills of exchange,
                  ---------------------
acceptances, notes or other obligations or orders for the payment of money shall be signed and, if so required by the Board of Directors, countersigned by such officers of the Corporation and/or other persons as the Board of Directors from time to time shall designate.

     Checks, drafts, bills of exchange, acceptances, notes, obligations and orders for the payment of money made payable to the Corporation may be endorsed for deposit to the credit of the Corporation with a duly authorized depository by the Treasurer and/or such other officers or persons as the Board of Directors from time to time may designate.

     SECTION 2. Loans. No loans and no renewals of any loans shall be contracted
                -----
on behalf of the Corporation except as authorized by the Board of Directors. When authorized to do so, any officer or agent of the Corporation may effect loans and advances for the Corporation from any bank, trust company or other institution or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other evidences of indebtedness of the Corporation. When authorized so to do, any officer or agent of the Corporation may pledge, hypothecate or transfer, as security for the payment of any and all loans, advances, indebtedness and liabilities of the Corporation, any and all stocks, securities and other personal property at any time held by the Corporation, and to that end may endorse, assign and deliver the same. Such authority may be general or confined to specific instances.

     SECTION  3.  Contracts. Except as otherwise provided in these By-Laws or by
                  ---------
law or as otherwise directed by the Board of Directors, the President or any Vice President shall be authorized to execute and deliver, in the name and on behalf of the Corporation, all agreements, bonds, contracts, deeds, mortgages, and other instruments, either for the Corporation's own account or in a fiduciary or other capacity, and the seal of the Corporation, if appropriate, shall be affixed thereto by any of such officers or the Secretary or an Assistant Secretary. The Board of Directors, the President or any Vice President designated by the Board of Directors may authorize any other officer, employee or agent to execute and deliver, in the name and on behalf of the Corporation, agreements, bonds, contracts, deeds, mortgages, and other instruments, either for the Corporation's own account or in a fiduciary or other capacity, and, if appropriate, to affix the seal of the Corporation thereto. The grant of such authority by the Board of any such officer may be general or confined to specific instances.

     SECTION  4.  Waivers of Notice. Whenever any notice whatever is required to
                  ---------- ------
be given by law, by the Certificate of Incorporation or by these By-Laws to any person or persons, a waiver thereof in writing, signed by the person or persons entitled to the notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

     SECTION 5. Offices Outside of Delaware. Except as otherwise required by the
                ---------------------------
laws of the State of Delaware, the Corporation may have an office or offices and keep its books, documents and papers outside of the State of Delaware at such place or places as from time to time may be determined by the Board of Directors or the President.


                                   ARTICLE VII
                                   Amendments
                                   ----------

     These By-Laws and any amendment thereof may be altered, amended or repealed, or new By-Laws may be adopted, by the Board of Directors at any regular or special meeting by the affirmative vote of a majority of all of the members of the Board, provided in the case of any special meeting at which all of the members of the Board are not present, that the notice of such meeting shall have stated that the amendment of these By-Laws was one of the purposes of the meeting; but these By-Laws and any amendment thereof may be altered, amended or repealed or new By-Laws may be adopted by the holders of a majority of the total outstanding stock of the Corporation entitled to vote at any annual meeting or at any special meeting, provided, in the case of any special meeting, that notice of such proposed alteration, amendment, repeal or adoption is included in the notice of the meeting.




                                                              N00030EXHIBIT 21.1
                                                                    ------------

LIST  OF  SUBSIDIARIES  OF  THE  COMPANY
----------------------------------------

National  N-Viro  Tech.,  Inc.  (Ohio)
Midwest  N-Viro,  Inc.  (Illinois)
Tennessee-Carolina  N-Viro,  Inc.  (Tennessee)
N-Viro  Soil  South,  Inc.  (Florida)
N-Viro  Honolulu,  Inc.  (Hawaii)
Pan-American  N-Viro,  Inc.  (Delaware)
BioCheck  Laboratories,  Inc.  (Ohio)
American  N-Viro  Resources,  Inc.  (Ohio)




                                                                          ------
                                                                    EXHIBIT 24.1
                                                                    ------------

     POWER  OF  ATTORNEY
     -------------------


          KNOW ALL MEN BY THESE PRESENTS that the undersigned, a Director of N-Viro International Corporation (the "Company"), a Delaware corporation that is filing an Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2003 with the Securities and Exchange Commission under the provisions of the Securities and Exchange Act of 1934, as amended, hereby constitutes and appoints James K. McHugh his true and lawful attorney-in-fact and agent, for him and in his name, place and stead, in the capacity as Chief Executive Officer, President and Director of the Company, to sign such Form 10-K and any and all amendments thereto, and to file such Form 10-K and each such amendment so signed, with all exhibits thereto, and any and all other documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
          IN WITNESS WHEREOF, the undersigned hereunto sets his hand this 23rd day of March, 2004.


               /s/  Terry  J.  Logan,  Ph.D.
               -----------------------------
               Terry  J.  Logan,  Ph.D.


                                                                          ------
                                                                    EXHIBIT 24.1
                                                                    ------------

     POWER  OF  ATTORNEY
     -------------------


          KNOW ALL MEN BY THESE PRESENTS that the undersigned, a Director of N-Viro International Corporation (the "Company"), a Delaware corporation that is filing an Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2003 with the Securities and Exchange Commission under the provisions of the Securities and Exchange Act of 1934, as amended, hereby constitutes and appoints James K. McHugh his true and lawful attorney-in-fact and agent, for him and in his name, place and stead, in the capacity as Chief Operating Officer, Senior Vice-President and Director, to sign such Form 10-K and any and all amendments thereto, and to file such Form 10-K and each such amendment so signed, with all exhibits thereto, and any and all other documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
          IN WITNESS WHEREOF, the undersigned hereunto sets his hand this 23rd day of March, 2004.


               /s/  Michael  G.  Nicholson
               ---------------------------
               Michael  G.  Nicholson


                                                                          ------
                                                                    EXHIBIT 24.1
                                                                    ------------

     POWER  OF  ATTORNEY
     -------------------


          KNOW ALL MEN BY THESE PRESENTS that the undersigned, a Director of N-Viro International Corporation (the "Company"), a Delaware corporation that is filing an Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2003 with the Securities and Exchange Commission under the provisions of the Securities and Exchange Act of 1934, as amended, hereby constitutes and appoints James K. McHugh his true and lawful attorney-in-fact and agent, for him and in his name, place and stead, in the capacity as Director, to sign such Form 10-K and any and all amendments thereto, and to file such Form 10-K and each such amendment so signed, with all exhibits thereto, and any and all other documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
          IN WITNESS WHEREOF, the undersigned hereunto sets his hand this 23rd day of March, 2004.


               /s/  Brian  Burns
               -----------------
               Brian  Burns


                                                                          ------
                                                                    EXHIBIT 24.1
                                                                    ------------

     POWER  OF  ATTORNEY
     -------------------


          KNOW ALL MEN BY THESE PRESENTS that the undersigned, a Director of N-Viro International Corporation (the "Company"), a Delaware corporation that is filing an Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2003 with the Securities and Exchange Commission under the provisions of the Securities and Exchange Act of 1934, as amended, hereby constitutes and appoints James K. McHugh his true and lawful attorney-in-fact and agent, for him and in his name, place and stead, in the capacity as Director, to sign such Form 10-K and any and all amendments thereto, and to file such Form 10-K and each such amendment so signed, with all exhibits thereto, and any and all other documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
          IN WITNESS WHEREOF, the undersigned hereunto sets his hand this 23rd day of March, 2004.


               /s/  Christopher  Anderson
               --------------------------
               Christopher  Anderson


                                                                          ------
                                                                    EXHIBIT 24.1
                                                                    ------------

     POWER  OF  ATTORNEY
     -------------------


          KNOW ALL MEN BY THESE PRESENTS that the undersigned, a Director of N-Viro International Corporation (the "Company"), a Delaware corporation that is filing an Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2003 with the Securities and Exchange Commission under the provisions of the Securities and Exchange Act of 1934, as amended, hereby constitutes and appoints James K. McHugh his true and lawful attorney-in-fact and agent, for him and in his name, place and stead, in the capacity as Director, to sign such Form 10-K and any and all amendments thereto, and to file such Form 10-K and each such amendment so signed, with all exhibits thereto, and any and all other documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
          IN WITNESS WHEREOF, the undersigned hereunto sets his hand this 9th day of April, 2004.


               /s/  Daniel  J.  Haslinger
               --------------------------
               Daniel  J.  Haslinger


                                                                          ------
                                                                    EXHIBIT 24.1
                                                                    ------------

     POWER  OF  ATTORNEY
     -------------------


          KNOW ALL MEN BY THESE PRESENTS that the undersigned, a Director of N-Viro International Corporation (the "Company"), a Delaware corporation that is filing an Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2003 with the Securities and Exchange Commission under the provisions of the Securities and Exchange Act of 1934, as amended, hereby constitutes and appoints James K. McHugh his true and lawful attorney-in-fact and agent, for him and in his name, place and stead, in the capacity as Director, to sign such Form 10-K and any and all amendments thereto, and to file such Form 10-K and each such amendment so signed, with all exhibits thereto, and any and all other documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
          IN WITNESS WHEREOF, the undersigned hereunto sets his hand this 26th day of March, 2004.


               /s/  R.  Francis  DiPrete
               -------------------------
               R.  Francis  DiPrete


                                                                          ------
                                                                    EXHIBIT 24.1
                                                                    ------------

     POWER  OF  ATTORNEY
     -------------------


          KNOW ALL MEN BY THESE PRESENTS that the undersigned, a Director of N-Viro International Corporation (the "Company"), a Delaware corporation that is filing an Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 2003 with the Securities and Exchange Commission under the provisions of the Securities and Exchange Act of 1934, as amended, hereby constitutes and appoints James K. McHugh his true and lawful attorney-in-fact and agent, for him and in his name, place and stead, in the capacity as Director, to sign such Form 10-K and any and all amendments thereto, and to file such Form 10-K and each such amendment so signed, with all exhibits thereto, and any and all other documents in connection therewith, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.
          IN WITNESS WHEREOF, the undersigned hereunto sets his hand this 23rd day of March, 2004.


               /s/  Phillip  Levin
               -------------------
               Phillip  Levin


                                                                    Exhibit 31.1
                                                                     -----------


                                  CERTIFICATION

     I,  Terry  J.  Logan,  certify  that:

1.     I  have  reviewed  this  Form  10-K  of N-Viro International Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the registrant and have:

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

Dated:  April  14,  2004


/s/  Terry  J.  Logan
---------------------
Terry  J.  Logan,  Chief  Executive  Officer


                                                                    Exhibit 31.2
                                                                     -----------


                                  CERTIFICATION

     I,  James  K.  McHugh,  certify  that:

1.     I  have  reviewed  this  Form  10-K  of N-Viro International Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the registrant and have:

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

Dated:  April  14,  2004


/s/  James  K.  McHugh
----------------------
James  K.  McHugh,  Chief  Financial  Officer


                                                                   Exhibit 32.1
                                                                     -----------



      CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Terry J. Logan, the Chief Executive Officer of N-Viro International Corporation, certify that (i) the Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of N-Viro International Corporation.


/s/  Terry  J.  Logan
---------------------
Terry  J.  Logan,  Chief  Executive  Officer
April  14,  2004



                                                                    Exhibit 32.2
                                                                     -----------



      CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, James K. McHugh, the Chief Financial Officer of N-Viro International Corporation, certify that (i) the Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of N-Viro International Corporation.


/s/  James  K.  McHugh
----------------------
James  K.  McHugh,  Chief  Financial  Officer
April  14,  2004