Form 10QSB
period 2004-03-31
N-VIRO INTERNATIONAL CORP
filed 2004-05-24
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
    X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       OR
               TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER:  0-21802




                        N-VIRO INTERNATIONAL CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

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

          As of May 14, 2004, 2,994,905 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

  Transitional Small Business Disclosure Format (check one):       Yes    No X

PART  I  -  FINANCIAL  INFORMATION


ITEM  1.        FINANCIAL  STATEMENTS



                            N-VIRO INTERNATIONAL CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                             Three Months Ended March 31
                                                                   2004         2003
                                                                -----------  -----------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,458,369   $1,245,269

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . .   1,040,213      913,397
                                                                -----------  -----------

Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . .     418,156      331,872

Operating expenses:
Selling, general and administrative. . . . . . . . . . . . . .     509,451      451,268
                                                                -----------  -----------
                                                                   509,451      451,268
                                                                -----------  -----------

Operating loss . . . . . . . . . . . . . . . . . . . . . . . .     (91,295)    (119,396)

Nonoperating income (expense):
Interest and dividend income . . . . . . . . . . . . . . . . .       4,751        2,396
Interest expense . . . . . . . . . . . . . . . . . . . . . . .     (26,147)     (22,329)
Income (loss) from equity investment in joint venture. . . . .     (43,823)       1,804
                                                                -----------  -----------
                                                                   (65,219)     (18,129)
                                                                -----------  -----------

Loss before income taxes . . . . . . . . . . . . . . . . . . .    (156,514)    (137,525)

Federal and state income taxes . . . . . . . . . . . . . . . .           -            -
                                                                -----------  -----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (156,514)  $ (137,525)
                                                                ===========  ===========


Basic and diluted loss per share . . . . . . . . . . . . . . .  $    (0.06)  $    (0.05)
                                                                ===========  ===========

Weighted average common shares outstanding - basic and diluted   2,796,165    2,577,433
                                                                ===========  ===========






                 See Notes to Consolidated Financial Statements


                                                N-VIRO INTERNATIONAL CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS


                                                                               March 31, 2004 (Unaudited)    December 31, 2003
                                                                               ---------------------------  -------------------
ASSETS
-----------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  117,180   $          123,547
Restricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      75,000                    -
Receivables:
Trade, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,328,172              842,583
Notes receivable - current. . . . . . . . . . . . . . . . . . . . . . . . . .                      73,605               59,017
Related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      17,000               17,000
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .                     167,082               49,540
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      77,332               80,932
                                                                               ---------------------------  -------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,855,371            1,172,619

Property and Equipment, Net . . . . . . . . . . . . . . . . . . . . . . . . .                     446,440              468,497

Investment in Florida N-Viro, L.P.. . . . . . . . . . . . . . . . . . . . . .                           -                    -

Notes Receivable, net of current portion. . . . . . . . . . . . . . . . . . .                     292,976              346,248

Intangible and Other Assets, Net. . . . . . . . . . . . . . . . . . . . . . .                   1,185,060            1,209,825
                                                                               ---------------------------  -------------------

                                                                               $                3,779,847   $        3,197,189
                                                                               ===========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . .  $                  305,384   $          259,782
Line-of-credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     200,000              398,223
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,814,904            1,737,019
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     481,209              419,377
                                                                               ---------------------------  -------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,801,497            2,814,401

Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . .                     352,860              394,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; authorized 7,000,000 shares; issued
3,118,405 in 2004 and 2,713,833 in 2003 . . . . . . . . . . . . . . . . . . .                      31,184               27,138
Preferred stock, $.01 par value; authorized 2,000,000 shares; issued 1 share.                           -                    -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .                  14,377,376           13,587,484
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (13,098,180)         (12,941,666)
                                                                               ---------------------------  -------------------
                                                                                                1,310,380              672,956
Less treasury stock, at cost, 123,500 shares. . . . . . . . . . . . . . . . .                     684,890              684,890
                                                                               ---------------------------  -------------------
Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . . .                     625,490              (11,934)
                                                                               ---------------------------  -------------------

                                                                               $                3,779,847   $        3,197,189
                                                                               ===========================  ===================




                 See Notes to Consolidated Financial Statements


                                    N-VIRO INTERNATIONAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                              Three Months Ended Mar. 31
                                                                                     2004        2003
                                                                                  ----------  ----------
NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .  $(262,544)  $(102,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Increases (reductions) to restricted cash and cash equivalents . . . . . . . . .    (75,000)    400,000
Collections on notes receivable. . . . . . . . . . . . . . . . . . . . . . . . .      8,000       6,000
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . .     (2,004)       (870)
Expenditures for intangible assets . . . . . . . . . . . . . . . . . . . . . . .    (12,765)     (9,820)
                                                                                  ----------  ----------
Net cash provided (used) in investing activities . . . . . . . . . . . . . . . .    (81,769)    395,310

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock - options, warrants and private placement. . . . . . . . . . .    543,180           -
Borrowings under long-term obligations . . . . . . . . . . . . . . . . . . . . .     74,386     336,003
Private placement expenditures . . . . . . . . . . . . . . . . . . . . . . . . .    (10,751)          -
Principal payments on long-term obligations. . . . . . . . . . . . . . . . . . .    (70,646)   (304,790)
Net borrowings (payments) on line-of credit. . . . . . . . . . . . . . . . . . .   (198,223)   (314,915)
                                                                                  ----------  ----------
Net cash provided (used) by financing activities . . . . . . . . . . . . . . . .    337,946    (283,702)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .     (6,367)      8,751

CASH AND CASH EQUIVALENTS - BEGINNING. . . . . . . . . . . . . . . . . . . . . .    123,547       4,935
                                                                                  ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING . . . . . . . . . . . . . . . . . . . . . . .  $ 117,180   $  13,686
                                                                                  ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the three months ended for interest . . . . . . . . . . . . . .  $  20,039   $  22,827
                                                                                  ==========  ==========

During the three months ended March 31, 2004, the Company issued unregistered common stock with a fair market value of $162,533 for payment of trade debts

During the three months ended March 31, 2004, the Company issued unregistered common stock with a fair market value of $91,710 to current and former directors



                 See Notes to Consolidated Financial Statements



                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2004 may not be indicative of the results of operations for the year ended December 31, 2004. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2003.

     The financial statements are consolidated as of March 31, 2004 and December 31, 2003 for the Company. There were no intercompany transactions.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has in the past and continues to sustain net and operating losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a low level. At March 31, 2004, current liabilities exceed current assets by $946,126. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

     Property and Equipment/Long-Lived Assets - Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of the Company's estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Property, machinery and equipment are stated at cost less accumulated depreciation. Management believes the carrying amount is not impaired based upon estimated future cash flows.

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at March 31, 2004.

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

     Preferred Stock - The Company has authorized, issued and outstanding one share of Series A Redeemable Preferred Stock (the "Preferred Stock"), is non-transferable, has a term equal to ten years and is subject to re-purchase by the Company for a nominal sum. The Preferred Stock has no voting rights, but has the special right, voting separately as a single class, to nominate and elect one member of the Board of Directors of the Corporation at the annual meeting of the shareholders of the Corporation at which such member is to be elected. The Preferred Stock is not convertible or exchangeable for any other securities or property of the Company and has no liquidation preference.

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

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:



                                       Three Months Ended March 31,
                                                2004        2003
                                             ----------  ----------
Net income (loss), as reported. . . . . . .  $(156,514)  $(137,525)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects . . . . . . .    (18,621)    (18,621)
                                             ----------  ----------

Pro forma net income (loss) . . . . . . . .  $(175,135)  $(156,146)
                                             ==========  ==========

Income (loss) per share:
Basic and diluted - as reported . . . . . .  $   (0.06)  $   (0.05)
                                             ==========  ==========

Basic and diluted - pro-forma . . . . . . .  $   (0.06)  $   (0.06)
                                             ==========  ==========



2.     RELATED  PARTY  TRANSACTIONS

     The Company has an unsecured receivable from a related party, N-Viro Energy Systems, Inc. estimated to be $17,000 at March 31, 2004. The amount due from the related party has been deemed to be current by management in the accompanying balance sheets. No additional advances were made to the related party during the three months ended March 31, 2004. This debt is scheduled to be repaid per the terms of a Settlement Agreement signed in August, 2003.

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

     Also during the first quarter of 2004, the Company issued 7,329 shares of unregistered common stock to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for services rendered to management incurred from April through December, 2003, for $9,000 each, or a total of $18,000. An additional 32,760 shares of unregistered common stock were issued to current and former members of the Board of Directors, to replace stock options earned as a board member from August 2002 to May 2003 but not granted, at a total estimated cost of $73,710.


3.     LONG-TERM  DEBT

In February 2003 the Company closed on an $845,000 credit facility with Monroe Bank + Trust (the "Bank"). This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance its prior debt and to provide working capital. The Company was in violation of financial covenants governing the credit facility at December 31, 2003, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, both of which require positive earnings. The Bank waived this violation in light of the Company's net loss for the year ended December 31, 2003, but required additional consideration in exchange for this waiver. In January 2004, the Company obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of its treasury stock to the Bank. In February, 2004, the Company renewed its line of credit with the Bank through April, 2004, and in April 2004 it was renewed again through October, 2004. As part of this renewal, the Bank decreased the maximum amount available to borrow on the line to $400,000. At March 31, 2004, the Company had $200,000 of borrowing capacity under the Credit Facility.


4.     CONTINGENCIES

     The Company leases its executive and administrative offices in Toledo, Ohio, under a lease that was renewed in January 2003. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for each of the three months ended March 31, 2004 and 2003 is approximately $14,000. The Company also leases various equipment on a month-to-month basis.

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

     In the second quarter of 2003, the Company entered into an employment with another officer of the Company, Michael G. Nicholson. The employment agreement will expire in June 2007. Future compensation amounts are to be determined annually by the Board. The agreement was disclosed in a filing on June 10, 2003 on Form 8-K.

     In August 2003, the Company entered into a Settlement Agreement with Mr. J. Patrick Nicholson and negotiated a new consulting agreement. The new consulting agreement will expire in August 2008, and Mr. Nicholson will be required to provide future services to be eligible for compensation. Mr. Nicholson is also entitled to payments of $48,000 per year for non-competition and $6,000 per year for office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements previously discussed. The details of this new agreement were disclosed in a filing on August 29, 2003 on Form 8-K


5.     NEW  ACCOUNTING  STANDARDS

     There were no new accounting pronouncements issued in the first quarter of 2004 that affect the Company.


6.     SEGMENT  INFORMATION

     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

     For the first quarter of 2004, approximately 34% of the Company's revenue is from management operations, 63% from other domestic operations, 2% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

     The accounting policies of the segments are the same as the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments and are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are not identified with any segments, but rather the Company's administrative functions. The Company allocates a total of approximately 24% of its labor cost contained in selling, general, and administrative expenses to the segments, to reflect the indirect cost of maintaining these segments. All of the net nonoperating income (expense) are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments. The Management Operations segment represents both a significant amount of business generated as well as a specific location and unique type of revenue.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended March 31, 2004 and 2003 (dollars in thousands):


                                       Management               Domestic     Foreign      Research &
                                         Operations            Operations   Operations    Development   Total
                                -----------------------------  -----------  -----------  -------------  ------

                                                                  Quarter Ended March 31, 2004
                                                                  -----------------------------
Revenues . . . . . . . . . . .  $                500      $       922      $        13    $       23   $1,458
Cost of revenues . . . . . . .                   356              665                -            19    1,040
Segment profits. . . . . . . .                   144              257               13             4      418
Identifiable assets. . . . . .                   338               82                -             -      420
Depreciation . . . . . . . . .                    16                5                -             -       21

                                                                  Quarter Ended March 31, 2003
                                                                 ------------------------------
Revenues . . . . . . . . . . .  $                503      $       707      $        12    $       23   $1,245
Cost of revenues . . . . . . .                   347              542                -            24      913
Segment profits. . . . . . . .                   156              165               12            (1)     332
Identifiable assets. . . . . .                   366              101                -             -      467
Depreciation . . . . . . . . .                    14               11                -             -       25



A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended March 31, 2004 and 2003 is as follows (dollars in thousands):


                                     Three Months Ended March 31
                                                 2004     2003
                                                -------  -------
Segment profits:
Segment profits for reportable segments. . . .  $  418   $  332
Corporate selling, general and administrative
expenses and research and development costs. .    (509)    (451)
Other income (expense) . . . . . . . . . . . .     (65)     (19)
                                                -------  -------
Consolidated earnings before taxes . . . . . .  $ (156)  $ (138)
                                                =======  =======

Identifiable assets:
Identifiable assets for reportable segments. .  $  420   $  467
Corporate property and equipment . . . . . . .      26       61
Current assets not allocated to segments . . .   1,855    1,330
Intangible and other assets not allocated to
segments . . . . . . . . . . . . . . . . . . .   1,479    2,334
Consolidated eliminations. . . . . . . . . . .       -     (234)
                                                -------  -------
Consolidated assets. . . . . . . . . . . . . .  $3,780   $3,958
                                                =======  =======

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $   21   $   25
Corporate depreciation and amortization. . . .      39       42
                                                -------  -------
Consolidated depreciation and amortization . .  $   60   $   67
                                                =======  =======



7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

     Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 47.5% interest in the joint venture and accounts for its investment under the equity method. The Company's limited partner interest in the joint venture was reflected at a -0- value as of December 31, 2003. Any additional losses passed through from the partnership were recorded as an increase to the allowance against the Note Receivable due from the partnership.

     Condensed financial information of the partnership for the quarters ended March 31, 2004 and 2003 is as follows:



                               For the Quarter Ended March 31
                               ------------------------------

                                             2004       2003
                                               ---------
Net sales . . . . . . . . . . . . . . . .  $596,147   $905,532
Gross profit (loss) . . . . . . . . . . .    (6,148)    61,100
Income (loss) from continuing operations.   (92,259)     3,797
Net income (loss) . . . . . . . . . . . .   (92,259)     3,797




ITEM  2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION

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

     Total revenues were approximately $1,458,000 for the quarter ended March 31, 2004 compared to approximately $1,245,000 for the same period of 2003. The net increase in revenue is due primarily to an increase in site license fee and alkaline admixture service and sales revenues. The Company's cost of revenues increased to approximately $1,040,000 in 2004 from approximately $913,000 for the same period in 2003, and the gross profit percentage increased to 29% from 27% for the quarters ended March 31, 2004 and 2003, respectively. The increase in gross profit percentage was primarily the result of the increase in revenue derived from the site license fee contract sold for the quarter. Operating expenses increased for the comparative period, while the Company's share of the income of a joint venture, the Company's interest in Florida N-Viro, L.P., decreased for the same period of 2004. These changes collectively resulted in a net loss of approximately $157,000 for the quarter ended March 31, 2004 compared to a net loss of approximately $138,000 for the same period in 2003.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 WITH THREE MONTHS ENDED MARCH 31, 2003

     Overall revenue increased $213,000, or 17%, to $1,458,000 for the quarter ended March 31, 2004 from $1,245,000 for the quarter ended March 31, 2003. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $56,000 from the same period ended in 2003;

     b) Revenue from the service fees for the management of alkaline admixture increased $54,000 from the same period ended in 2003;

     c) The Company's processing revenue, including facility management revenue, showed a net increase of $25,000 over the same period ended in 2003;

     d) Licensing of the N-Viro Process showed a net increase of $72,000 from the same period in 2003, which had $-0- license sales.

     e) Miscellaneous revenues increased $6,000 from the same period ended in 2003;

     f) Research and development revenue did not change from the same period ended in 2003.

     Gross profit increased $86,000, or 26%, to $418,000 for the three months ended March 31, 2004 from $332,000 for the three months ended March 31, 2003, and the gross profit margin increased to 29% from 27% for the same periods. The increases in both gross profit and gross profit margin are primarily due to the increase in revenue from one-time license fees, which are at a higher gross profit percentage than other types of revenue.

     Operating expenses increased $58,000, or 13%, to $509,000 for the three months ended March 31, 2004 from $451,000 for the three months ended March 31, 2003. The increase was primarily due to an increase of approximately $92,000 in director-related fees and expenses and approximately $22,000 in selling and travel costs, partially offset by a decrease of approximately $52,000 in outside professional fees. Included in the increase of $92,000 for director-related costs was $74,000 for the value of unregistered stock issued to current and former outside directors for board meeting compensation.

     As a result of the foregoing factors, the Company recorded an operating loss of $91,000 for the three months ended March 31, 2004 compared to an operating loss of $119,000 for the three months ended March 31, 2003, an increase in the loss of approximately $28,000.

     Net nonoperating expense increased by $47,000 to a net nonoperating expense of $65,000 for the three months ended March 31, 2004 from net nonoperating expense of $18,000 for the three months ended March 31, 2003. The increase was primarily due to an increase in the loss of $46,000 in the equity of a joint venture, to a loss of $44,000 in 2004 from net income of $2,000 in 2003.

     The Company recorded a net loss of $157,000 for the three months ended March 31, 2004 compared to a net loss of $138,000 for the same period ended in 2003, an increase in the loss of approximately $19,000.

     For the three months ended March 31, 2004 and 2003, the Company has not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, the effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had a working capital deficit of $946,000 at March 31, 2004, compared to a working capital deficit of $1,642,000 at December 31, 2003, an increase in working capital of $696,000. Current assets at March 31, 2004 included cash and investments of $192,000 (including restricted cash of $75,000), which is an increase of $68,000 from December 31, 2003. The increase in working capital was principally due to the private placement of unregistered common stock with four stockholders for $435,188, the Company issuing stock for payment of trade payables for approximately $254,000 and the exercise of stock warrants and options totaling approximately $111,000, offset by the operating loss for the three month period.

     In the first three months of 2004 the Company's cash flow used by operations was approximately $263,000, a decrease of approximately $160,000 from the same period in 2003, principally due to the loss for the first three months.

     In February 2003 the Company closed on an $845,000 credit facility with Monroe Bank + Trust (the "Bank"). This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance its prior debt and to provide working capital. The Company was in violation of financial covenants governing the credit facility at December 31, 2003, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, both of which require positive earnings. The Bank waived this violation in light of the Company's net loss for the year ended December 31, 2003, but required additional consideration in exchange for this waiver. In January 2004, the Company obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of its treasury stock to the Bank. In February, 2004, the Company renewed its line of credit with the Bank through April, 2004, and in April 2004 it was renewed again through October, 2004. As part of this renewal, the Bank decreased the maximum amount available to borrow on the line to $400,000. At March 31, 2004, the Company had $200,000 of borrowing capacity under the Credit Facility.

     The normal collection period for accounts receivable are approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The Company did not change its reserve for bad debts during the first three months of 2004.

     During the first three months of 2004, the Company's investment in a 47.5% owned partnership, Florida N-Viro, L.P., recorded a net loss of approximately $92,000. Cash flow from operations was negative, partially due to the planned closing of one of it's operating facilities, but the Company believes Florida N-Viro, L.P. will provide adequate cash flow to fund it's operations for 2004.

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

     Also during the first quarter of 2004, the Company issued 72,237 shares of unregistered common stock to two trade creditors, eliminating $162,533 worth of debt owed by the Company to such creditors. In addition, 7,329 shares of unregistered common stock were issued to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for services rendered to management incurred from April through December, 2003, for $9,000 each, or a total of $18,000. An additional 32,760 shares of unregistered common stock were issued to current and former members of the Board of Directors, to replace stock options earned as a board member from August 2002 to May 2003 but not granted, at a total estimated cost of $73,710.

     The Company is currently completing a private placement of up to $750,000 in unregistered shares of its common stock. The Company hopes to sell up to 333,333 shares of common stock at a price per share of $2.25. As of the date of this filing, the Company has issued 193,417 shares for total proceeds of $435,188. There can be no assurance that the Company will be successful in finding a buyer for the balance of the private offering. If the shares are sold, the proceeds from the offering will be used to supplement the Company's working capital.

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

     Management believes that current market trends and Company business development provide significant basis for an optimistic outlook for 2004 and beyond. The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which the Company's patented N-Viro processes are very cost competitive, and well established in the market place. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand the Company's revenue base over the next five years and beyond. Management believes it has sufficient liquidity to continue operations over the next twelve months.


OFF-BALANCE  SHEET  ARRANGEMENTS  AND  OTHER

     At March 31, 2004, the Company did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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


CONTRACTUAL  OBLIGATIONS

     The following table summarizes our contractual cash obligations at March 31, 2004, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                             Payments  Due  By  Period
                                     footnote       Total     Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                                 -----------  -----------------  ------------  ------------  --------------
Purchase obligations . . . . . . .          (1)  $ 3,292,000  $    208,000       $  1,014,000  $   676,000      $1,394,000
Long-term debt obligations . . . .          (2)      658,244       305,384            352,860            -               -
Operating leases . . . . . . . . .          (3)      184,447        61,127            123,320            -               -
Capital lease obligations. . . . .                         -             -                -              -               -
Other long-term debt obligations .                         -             -                -              -               -
                                                 -----------  -----------------  ------------  ------------  --------------
Total contractual cash obligations               $4,134,691   $         574,511  $  1,490,180  $    676,000     $1,394,000
                                                 ===========  =================  ============  ============     ===========

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

     The Company's business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the quarter ended March 31, 2004, the Company's single largest customer, the City of Toledo, accounted for approximately 34 percent of gross revenue and the top three customers accounted for approximately 67 percent of gross revenue.


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


ITEM  3.        CONTROLS  AND  PROCEDURES

     As of March 31, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of March 31, 2004, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     From time to time we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

From January 12, 2004 through February 17, 2004, an additional 41,500 shares of unregistered common stock were issued to employees and former directors of the Company for stock options exercised, realizing total proceeds to the Company of $66,117. On January 29, 2004, 50,000 warrants were exercised jointly by J. Patrick Nicholson and three of his sons, Michael, Robert and Timothy Nicholson, pursuant to the terms of an Agreement signed in February, 2003 to pledge additional collateral in securing additional financing to the Company. These warrants were exercised at $0.90 per share, and the Company issued 50,000 unregistered shares of common stock in exchange for the $45,000 in proceeds.

     On or before February 13, 2004, the Company issued 72,237 shares of unregistered common stock to two trade creditors, eliminating $162,533 worth of debt owed by the Company to such creditors. On January 9, 2004, 7,329 shares of unregistered common stock were issued to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for services rendered to management incurred from April through December, 2003, in the amount of $9,000 each, or a total of $18,000. On March 17, 2004, an additional 32,760 shares of unregistered common stock were issued to current and former members of the Board of Directors, to replace the automatic awards of stock options which were not granted to the non-employee directors after May 10, 2003 as a result of the termination of the Company's 1998 Amended and Restated Stock Option Plan (the "1998 Plan") and the failure of the stockholders to approve the proposed 2003 Stock Option Plan at the 2003 annual meeting, at a total estimated cost of $73,710.

     The Company is currently completing a private placement of up to $750,000 in unregistered shares of its common stock. The Company hopes to sell up to 333,333 shares of common stock at a price per share of $2.25. During February and early March, 2004, the Company issued 193,417 shares for total proceeds of $435,188.

     All  of  the  foregoing issuances were exempt from registration pursuant to
Section  4(2)  of  the  Securities  and  Exchange  Act  of  1933.


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

     (a)  Exhibits:
     Exhibit 31.1 - Certification of CEO Pursuant to Section 302 of the Sarbanes
-  Oxley  Act  of  2002.

     Exhibit 31.2 - Certification of CFO Pursuant to Section 302 of the Sarbanes
-  Oxley  Act  of  2002.

     Exhibit 32.1 - Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 - Certification of CFO Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

(b)     Reports  on  Form  8-K:

          The Company filed a report on Form 8-K on January 27, 2004, dated January 27, 2004, to announce it had received a preliminary offer to meet its minimum funding for the current private placement of its common stock.

          The Company filed a report on Form 8-K on February 9, 2004, dated February 5, 2004, to announce it had closed on a Security Units Purchase Agreement with Ophir Holdings, Inc.

          The Company filed a report on Form 8-K on February 12, 2004, dated February 6, 2004, to announce it had dismissed its independent auditors, Hausser + Taylor LLC, and engaged the services of Follmer Rudzewicz PLC as its new independent auditors.

          The Company filed an amended report on Form 8-K/A on February 25, 2004, dated February 6, 2004, regarding its announcement that it had dismissed its independent auditors, Hausser + Taylor LLC, and engaged the services of Follmer Rudzewicz PLC as its new independent auditors.

          The Company filed a report on Form 8-K on February 25, 2004, dated February 24, 2004, to announce that Headwaters Incorporated of South Jordan, Utah had announced that it had entered into a definitive agreement to purchase VFL Technology Corporation, subject to due diligence. VFL Technology and N-Viro International Corporation jointly own Florida N-Viro L.P.

          The Company filed a report on Form 8-K on March 24, 2004, dated March 22, 2004, to announce that its Board of Directors had approved a rights offering for the beneficial owners of its Common Stock.


                        N-VIRO INTERNATIONAL CORPORATION



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          N-VIRO  INTERNATIONAL  CORPORATION





Date:     May  24,  2004          /s/  Terry  J.  Logan
          --------------          ---------------------
                                 Terry  J.  Logan
                                 Chief  Executive  Officer  and  President
                                (Principal  Executive  Officer)




Date:     May  24,  2004          /s/  James  K.  McHugh
          --------------          ----------------------
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

1. I have reviewed this quarterly report on Form 10-QSB of N-Viro International Corporation;

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of theregistrant's board of directors (or persons performing the equivalent functions):

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



Date:   May  24,  2004                    /s/  Terry  J.  Logan
                                          ---------------------
                              President  and  Chief  Executive  Officer



                                                                    Exhibit 31.2
                                                                    ------------
                        N-Viro International Corporation
                                 Certifications


I,  James  K.  McHugh,  Chief  Financial  Officer,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of N-Viro International Corporation;

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



Date:   May  24,  2004                    /s/  James  K.  McHugh
                                          ----------------------
                              Chief  Financial  Officer



                                                                     Exhibit32.1
                                                                     -----------



     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Terry J. Logan, the Chief Executive Officer of N-Viro International Corporation, certify that (i) the Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of N-Viro International Corporation.


/s/  Terry  J.  Logan
---------------------
Terry  J.  Logan,  Chief  Executive  Officer
May  24,  2004



                                                                    Exhibit 32.2
                                                                    ------------



     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I,  James  K.  McHugh,  the  Chief  Financial  Officer  of  N-Viro International
Corporation, certify that (i) the Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of N-Viro International Corporation.


/s/  James  K.  McHugh
----------------------
James  K.  McHugh,  Chief  Financial  Officer
May  24,  2004