Form 10QSB
period 2004-06-30
N-VIRO INTERNATIONAL CORP
filed 2004-08-16
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
   X       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                       OR
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

          As  of  August  1,  2004,  3,199,639  shares  of  N-Viro International
Corporation  $  .01  par  value  common  stock  were  outstanding.

  Transitional Small Business Disclosure Format (check one):       Yes  No   X
                                                                           ---



PART  I  -  FINANCIAL  INFORMATION


ITEM  1.        FINANCIAL  STATEMENTS


                                          N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                               Three Months Ended June 30  Six Months Ended June 30

                                                                    2004         2003         2004         2003
                                                                 -----------  -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,589,539   $1,408,122   $3,047,908   $2,653,391

Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . .   1,118,024    1,061,963    2,158,237    1,975,360
                                                                 -----------  -----------  -----------  -----------

Gross Profit. . . . . . . . . . . . . . . . . . . . . . . . . .     471,515      346,159      889,671      678,031

Operating expenses:
Selling, general and administrative . . . . . . . . . . . . . .     497,113      643,799    1,006,564    1,095,067
                                                                 -----------  -----------  -----------  -----------

                                                                    497,113      643,799    1,006,564    1,095,067
                                                                 -----------  -----------  -----------  -----------

Operating loss. . . . . . . . . . . . . . . . . . . . . . . . .     (25,598)    (297,640)    (116,893)    (417,036)

Nonoperating income (expense):
Interest and dividend income. . . . . . . . . . . . . . . . . .      10,807            -       15,558        2,396
Interest expense. . . . . . . . . . . . . . . . . . . . . . . .     (23,273)     (72,293)     (49,420)     (94,623)
Gain on legal debt forgiven . . . . . . . . . . . . . . . . . .     157,174            -      157,174            -
Income (loss) from equity investment in joint venture . . . . .     (61,161)     (14,627)    (104,984)     (12,824)
                                                                 -----------  -----------  -----------  -----------
                                                                     83,547      (86,920)      18,328     (105,051)
                                                                 -----------  -----------  -----------  -----------

Income (loss) before income taxes . . . . . . . . . . . . . . .      57,949     (384,560)     (98,565)    (522,087)

Federal and state income taxes. . . . . . . . . . . . . . . . .           -            -            -            -
                                                                 -----------  -----------  -----------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $   57,949   $ (384,560)  $  (98,565)  $ (522,087)
                                                                 ===========  ===========  ===========  ===========


Basic and diluted income (loss) per share . . . . . . . . . . .  $     0.02   $    (0.15)  $    (0.03)  $    (0.20)
                                                                 ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted.   3,040,006    2,577,433    2,918,085    2,577,433
                                                                 ===========  ===========  ===========  ===========



                 See Notes to Consolidated Financial Statements




                                               N-VIRO INTERNATIONAL CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS


                                                                               June 30, 2004 (Unaudited)    December 31, 2003
                                                                               --------------------------  -------------------
ASSETS
-----------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  70,946   $          123,547
Restricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     75,112                    -
Receivables:
Trade, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,029,948              842,583
Notes receivable - current. . . . . . . . . . . . . . . . . . . . . . . . . .                     83,440               59,017
Related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          -               17,000
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .                    115,227               49,540
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     53,345               80,932
                                                                               --------------------------  -------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,428,018            1,172,619

Property and Equipment, Net . . . . . . . . . . . . . . . . . . . . . . . . .                    422,379              468,497

Investment in Florida N-Viro, L.P.. . . . . . . . . . . . . . . . . . . . . .                          -                    -

Notes Receivable, net of current portion. . . . . . . . . . . . . . . . . . .                    225,992              346,248

Intangible and Other Assets, Net. . . . . . . . . . . . . . . . . . . . . . .                  1,158,645            1,209,825
                                                                               --------------------------  -------------------

                                                                               $               3,235,034   $        3,197,189
                                                                               ==========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . .  $                 304,884   $          259,782
Line-of-credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    100,000              398,223
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,547,390            1,737,019
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    457,489              419,377
                                                                               --------------------------  -------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,409,763            2,814,401

Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . .                    160,270              394,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; authorized 7,000,000 shares; issued
3,323,139 in 2004 and 2,713,833 in 2003 . . . . . . . . . . . . . . . . . . .                     33,231               27,138
Preferred stock, $.01 par value; authorized 2,000,000 shares; issued 1 share.                          -                    -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .                 14,356,891           13,587,484
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (13,040,231)         (12,941,666)
                                                                               --------------------------  -------------------
                                                                                               1,349,891              672,956
Less treasury stock, at cost, 123,500 shares. . . . . . . . . . . . . . . . .                    684,890              684,890
                                                                               --------------------------  -------------------
Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . . .                    665,001              (11,934)
                                                                               --------------------------  -------------------

                                                                               $               3,235,034   $        3,197,189
                                                                               ==========================  ===================



                 See Notes to Consolidated Financial Statements




                                         N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                Six Months Ended June 30

                                                                                               2004        2003
                                                                                            ----------  ----------
NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .  $(164,835)  $ (81,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Increases (reductions) to restricted cash and cash equivalents . . . . . . . . . . . . . .    (75,112)    400,000
Collections on notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,000      12,000
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,004)    (12,976)
Sales of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        750           -
Expenditures for intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26,257)    (29,855)
                                                                                            ----------  ----------
Net cash provided (used) in investing activities . . . . . . . . . . . . . . . . . . . . .    (88,623)    369,169

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock - options, warrants and private placement. . . . . . . . . . . . . . . .    543,180           -
Borrowings under long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . .     74,386     336,003
Private placement expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,751)          -
Principal payments on long-term obligations. . . . . . . . . . . . . . . . . . . . . . . .   (107,735)   (376,203)
Net payments on line-of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (298,223)   (219,915)
                                                                                            ----------  ----------
Net cash provided (used) by financing activities . . . . . . . . . . . . . . . . . . . . .    200,857    (260,115)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .    (52,601)     27,962

CASH AND CASH EQUIVALENTS - BEGINNING. . . . . . . . . . . . . . . . . . . . . . . . . . .    123,547       4,935
                                                                                            ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  70,946   $  32,897
                                                                                            ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the six months ended for interest . . . . . . . . . . . . . . . . . . . .  $  28,085   $  56,400
                                                                                            ==========  ==========

During the six months ended June 30, 2004, the Company issued unregistered common stock with a fair market value of $162,533 for payment of trade debts

During the six months ended June 30, 2004, the Company issued unregistered common stock with a fair market value of $91,710 to current and former directors

During the six months ended June 30, 2004, the Company issued unregistered common stock with a fair market value of $88,000 to Ophir Holdings for consulting services



                 See Notes to Consolidated Financial Statements




                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2004 may not be indicative of the results of operations for the year ended December 31, 2004. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2003.

     The financial statements are consolidated as of June 30, 2004 and December 31, 2003 for the Company. There were no intercompany transactions.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has in the past sustained operating and net losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a low level. At June 30, 2004, current liabilities exceed current assets by $981,745. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

     Non-domestic license and territory fees - The Company does not recognize revenue on any non-domestic license or territory fee contracts until the cash is received, assuming all other tests of revenue recognition are met. Canada is excluded from this definition of non-domestic.
     Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.
     Inventory - Inventory is recorded at lower of cost or market and consists of N-Viro soil, manufactured by the Company, which is available for sale and used in commercial, agricultural and horticultural applications. The weighted-average method is used to value the inventory.
     Property and Equipment/Long-Lived Assets - Property and equipment is reviewed for impairment pursuant to the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of the Company's estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Property, machinery and equipment are stated at cost less accumulated depreciation. Management believes the carrying amount is not impaired based upon estimated future cash flows.
     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at June 30, 2004.
     Intangible Assets - Intangible assets deemed to have indefinite lives are tested for impairment by comparing the fair value with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows. As required under current accounting standards, the Company tests for impairment when events and circumstances indicate that the assets might be impaired and the carrying value of those assets may not be recoverable. The Company is also amortizing the capitalized cost of obtaining its credit facility, for the additional collateral required and evidenced by a warrant to purchase 50,000 shares of the Company's common stock. The Company estimated this cost at February 26, 2003 to be $30,000, and is amortizing this over 4 years by the straight-line method.
     Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.
     Income Taxes - The Company assumes the deductibility of certain costs in income tax filings and estimates the recovery of deferred income tax assets.
     Preferred Stock - The Company has authorized, issued and outstanding one share of Series A Redeemable Preferred Stock (the "Preferred Stock"), is non-transferable, has a term equal to ten years and is subject to re-purchase by the Company for a nominal sum. The Preferred Stock has no voting rights, but has the special right, voting separately as a single class, to nominate and elect one member of the Board of Directors of the Corporation at the annual meeting of the shareholders of the Corporation at which such member is to be elected. The Preferred Stock is not convertible or exchangeable for any other securities or property of the Company and has no liquidation preference.
     Stock Options - The Company accounts for stock-based compensation issued to its employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the options granted in May, 2004 to Michael Nicholson, which is explained further in "Related Party Transactions". The fair value of options granted was determined using the Black-Scholes option pricing model.


     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:


                                    Three Months Ended June 30,   Six Months Ended June 30,
                                  ----------------------------    -------------------------
                                                2004        2003        2004        2003
                                             ----------  ----------  ----------  ----------
Net income (loss), as reported. . . . . . .  $  57,949   $(384,561)  $ (98,565)  $(522,087)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects . . . . . . .   (235,621)    (20,294)   (254,242)    (38,915)
                                             ----------  ----------  ----------  ----------

Pro forma net income (loss) . . . . . . . .  $(177,672)  $(404,855)  $(352,807)  $(561,002)
                                             ==========  ==========  ==========  ==========

Income (loss) per share:
Basic and diluted - as reported . . . . . .  $    0.02   $   (0.15)  $   (0.03)  $   (0.20)
                                             ==========  ==========  ==========  ==========

Basic and diluted - pro-forma . . . . . . .  $   (0.06)  $   (0.16)  $   (0.12)  $   (0.22)
                                             ==========  ==========  ==========  ==========




NOTE  2.     RELATED  PARTY  TRANSACTIONS

     The Company had an unsecured receivable from a related party, N-Viro Energy Systems, Inc. estimated to be $17,000 at March 31, 2004. During the second quarter of 2004, the Company learned the amount was negotiated as repaid by the related party in December 2003, and therefore was not owed to the Company. The amount was then recorded to expense as part of the additional settlement expenses incurred by the Company during the second quarter 2004.

     On May 12, 2004, the Company granted to Michael Nicholson, a member of the Board and Chief Operating Officer, 50,000 options to purchase common stock of the Company, pursuant to his employment agreement dated June 6, 2003 and filed as an Exhibit to the Form 8-K filed with the Securities and Exchange Commission on June 10, 2003. Because these options were not granted until May 2004 but priced as of June 6, 2003 at $0.90 per option, the Company is required to take a charge to earnings totaling approximately $90,000 ratably through June, 2007, the ending date of his employment agreement.

     During the second quarter of 2004, 50,000 shares of unregistered common stock of the Company were issued to Ophir Holdings, Inc., pursuant to the terms of a Financial Public Relations Agreement signed May 20, 2004. These shares also bear an additional restriction limiting transfer to any other party. The Company is recording an expense of $88,000 over the eight-month period through December 31, 2004 the Agreement is in effect, for the estimated fair value of the stock for services rendered, or $11,000 per month. This Financial Public Relations Agreement is attached to this Form 10-QSB as Exhibit 99.1


NOTE  3.     LONG-TERM  DEBT

     In February 2003 the Company closed on an $845,000 credit facility with Monroe Bank + Trust (the "Bank"). This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance its prior debt and to provide working capital. The Company was in violation of financial covenants governing the credit facility at December 31, 2003, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, both of which require positive earnings. The Bank waived this violation in light of the Company's net loss for the year ended December 31, 2003, but required additional consideration in exchange for this waiver. In January 2004, the Company obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of its treasury stock to the Bank. In February, 2004, the Company renewed its line of credit with the Bank through April, 2004, and in April 2004 it was renewed again through October, 2004. As part of this renewal, the Bank decreased the maximum amount available to borrow on the line to $400,000. At June 30, 2004, the Company had $300,000 of borrowing capacity under the Credit Facility.


NOTE  4.     CONTINGENCIES

     The Company leases its executive and administrative offices in Toledo, Ohio, under a lease that was renewed in January 2003. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for each of the six months ended June 30, 2004 and 2003 is approximately $28,000. The Company also leases various equipment on a month-to-month basis.

     During 1999, the Company entered into employment and consulting agreements with an officer of the Company, Dr. Terry J. Logan. The employment agreement expired in June 2004. The consulting agreement was modified in June 2004 and began upon termination of the employment agreement and extends through July 2006. The agreement requires Dr. Logan to provide minimum future services to be eligible for compensation. The agreement was disclosed in a filing on July 2, 2004 on Form 8-K.

     In the second quarter of 2003, the Company entered into an employment with another officer of the Company, Michael G. Nicholson. The employment agreement will expire in June 2007. Future compensation amounts are to be determined annually by the Board. The agreement was disclosed in a filing on June 10, 2003 on Form 8-K.

     In August 2003, the Company entered into a Settlement Agreement with Mr. J. Patrick Nicholson and negotiated a new consulting agreement. The new consulting agreement will expire in August 2008, and Mr. Nicholson will be required to provide future services to be eligible for compensation. Mr. Nicholson is also entitled to payments of $48,000 per year for non-competition and $6,000 per year for office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements previously discussed. The details of this new agreement were disclosed in a filing on August 29, 2003 on Form 8-K


NOTE  5.     NEW  ACCOUNTING  STANDARDS

     There were no new accounting pronouncements issued in the second quarter of 2004 that affect the Company.


NOTE  6.     SEGMENT  INFORMATION

     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

     For the second quarter of 2004, approximately 31% of the Company's revenue is from management operations, 67% from other domestic operations, 1% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended June 30, 2004 and 2003 (dollars in thousands):


                                            Management          Domestic      Foreign     Research &
                                           Operations           Operations   Operations   Development   Total
                                  ----------------------------  -----------  -----------  ------------  ------
                                                            Quarter Ended June 30, 2004
                                                            ----------------------------
Revenues . . . . . . . . . . . .  $               494        $     1,060      $     13     $      23    $1,590
Cost of revenues . . . . . . . .                  307                811             -             -     1,118
Segment profits. . . . . . . . .                  187                249            13            23       472
Identifiable assets. . . . . . .                  322                 76             -             -       398
Depreciation . . . . . . . . . .                   16                  5             -             -        21

                                                            Quarter Ended June 30, 2003
                                                         --------------------------------
Revenues . . . . . . . . . . . .  $               504        $       868      $     13     $      23    $1,408
Cost of revenues . . . . . . . .                  368                674             -            20     1,062
Segment profits. . . . . . . . .                  136                194            13             3       346
Identifiable assets. . . . . . .                  395                 93             -             -       488
Depreciation . . . . . . . . . .                   17                 10             -             -        27

                                                            Six Months Ended June 30, 2004
                                                            --------------------------------
Revenues . . . . . . . . . . . .  $               994        $     1,982      $    26     $      46    $3,048
Cost of revenues . . . . . . . .                  663              1,476            -            19     2,158
Segment profits. . . . . . . . .                  331                506           26            27       890
Identifiable assets. . . . . . .                  322                 76            -             -       398
Depreciation . . . . . . . . . .                   32                 10            -             -        42

                                                            Six Months Ended June 30, 2003
                                                            --------------------------------
Revenues . . . . . . . . . . . .  $             1,007        $     1,575      $    25     $      46    $2,653
Cost of revenues . . . . . . . .                  715              1,216            -            44     1,975
Segment profits. . . . . . . . .                  292                359           25             2       678
Identifiable assets. . . . . . .                  395                 93            -             -       488
Depreciation . . . . . . . . . .                   31                 21            -             -        52


A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended June 30, 2004 and 2003 is as follows (dollars in thousands):


                                       Three Months Ended June 30     Six Months Ended June 30
                                       ---------------------------   -------------------------
                                                 2004     2003              2004      2003
                                                -------  -------          --------  --------
Segment profits:
Segment profits for reportable segments. . . .  $  472   $  346           $   890   $   678
Corporate selling, general and administrative
expenses and research + development costs. . .    (497)    (644)           (1,007)   (1,095)
Other income (expense) . . . . . . . . . . . .      83      (87)               18      (105)
                                                -------  -------          --------  --------
Consolidated earnings before taxes . . . . . .  $   58   $ (385)          $   (99)  $  (522)
                                                =======  =======          ========  ========

Identifiable assets:
Identifiable assets for reportable segments. .  $  398   $  488           $   398   $   488
Corporate property and equipment . . . . . . .      24       52                24        52
Current assets not allocated to segments . . .   1,428    1,449             1,428     1,449
Intangible and other assets not allocated to
segments . . . . . . . . . . . . . . . . . . .   1,385    2,314             1,385     2,314
Consolidated eliminations. . . . . . . . . . .       -     (234)                -      (234)
                                                -------  -------          --------  --------
Consolidated assets. . . . . . . . . . . . . .  $3,235   $4,069           $ 3,235   $ 4,069
                                                =======  =======          ========  ========

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $   21   $   27           $    42   $    52
Corporate depreciation and amortization. . . .      39       42                78        84
                                                -------  -------          --------  --------
Consolidated depreciation and amortization . .  $   60   $   69           $   120   $   136
                                                =======  =======          ========  ========




NOTE  7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

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

     Condensed financial information of the partnership for the quarters ended June 30, 2004 and 2003 is as follows:



                                  For the Quarter Ended June 30
                                  -----------------------------

                                              2004       2003
Net sales . . . . . . . . . . . . . . . .  $ 478,237   $603,243
Gross profit (loss) . . . . . . . . . . .    (33,864)    30,184
Income (loss) from continuing operations.   (128,760)   (30,794)
Net income (loss) . . . . . . . . . . . .   (128,760)   (30,794)




ITEM  2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

     We incorporated in April, 1993, and became a public company on October 12, 1993. Our business strategy is to market the N-Viro Process, which produces a sludge product with multiple commercial uses having an "exceptional quality" as defined in the Section 503 Sludge Regulations under the Clean Water Act of 1987. To date, our revenues have been derived primarily from the licensing of the N-Viro Process to treat and recycle wastewater sludge generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. We also operate N-Viro facilities for third parties on a start-up basis and currently operate one N-Viro facility on a contract management basis.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 WITH THREE MONTHS ENDED JUNE 30, 2003

     Our overall revenue increased $181,000, or 13%, to $1,590,000 for the quarter ended June 30, 2004 from $1,408,000 for the quarter ended June 30, 2003. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $139,000 from the same period ended in 2003;

     b) Revenue from the service fees for the management of alkaline admixture increased $27,000 from the same period ended in 2003;

     c) Our processing revenue, including facility management revenue, showed a net decrease of $6,000 over the same period ended in 2003;

     d) Licensing of the N-Viro Process showed no activity in the quarter, the same as in 2003.

     e) Miscellaneous revenues increased $21,000 from the same period ended in 2003;

     f) Research and development revenue did not change from the same period ended in 2003.

     Our gross profit increased $125,000, or 36%, to $472,000 for the six months ended June 30, 2004 from $346,000 for the six months ended June 30, 2003, and the gross profit margin increased to 30% from 25% for the same periods. The increase in gross profit margin is primarily due to the increase in the number of ongoing processing facilities generating profit, and the increase in gross profit margin is primarily due to the decrease in costs associated with the facility management operation.

     Our operating expenses decreased $147,000, or 23%, to $497,000 for the three months ended June 30, 2004 from $644,000 for the three months ended June 30, 2003. The decrease was primarily due to a net decrease of approximately $175,000 in attorney, auditing and consulting fees, partially offset by an increase of approximately $37,000 in additional settlement fees and expenses relating to the litigation with Strategic Asset Management, Inc. See a further explanation in "Part II - Other Information, Item 1, Legal Proceedings".

     As a result of the foregoing factors, we recorded an operating loss of $26,000 for the three months ended June 30, 2004 compared to an operating loss of $298,000 for the three months ended June 30, 2003, a decrease in the loss of approximately $272,000.

     Our net nonoperating income (expense) increased by $170,000 to net nonoperating income of $83,000 for the three months ended June 30, 2004 from net nonoperating expense of $87,000 for the three months ended June 30, 2003. The increase in nonoperating income was primarily due to our recording a one-time gain on the forgiveness of debt due our patent law firm of approximately $157,000 (see further discussion under "Liquidity and Capital Resources"), a decrease in interest expense of $49,000 from 2003 and an increase in interest income of $11,000, which was paid to the Company by Florida N-Viro. The overall increase was offset by an increase in the loss of approximately $46,000 in the equity of a joint venture, from a loss of $15,000 in 2003 to a loss of $61,000 in 2004.

     We recorded net income of $58,000 for the three months ended June 30, 2004 compared to a net loss of $385,000 for the same period ended in 2003, a decrease in the loss of approximately $443,000.

     For the three months ended June 30, 2004 and 2003, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 WITH SIX MONTHS ENDED JUNE 30, 2003

     Our overall revenue increased $395,000, or 15%, to $3,048,000 for the six months ended June 30, 2004 from $2,653,000 for the six months ended June 30, 2003. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $195,000 from the same period ended in 2003;

     b) Revenue from the service fees for the management of alkaline admixture increased $81,000 from the same period ended in 2003;

     c) Our processing revenue, including facility management revenue, showed a net increase of $19,000 over the same period ended in 2003;

     d) Licensing of the N-Viro Process showed a net increase of $72,000 from the same period in 2003, which had $-0- license sales.

     e) Miscellaneous revenues increased $28,000 from the same period ended in 2003;

     f) Research and development revenue did not change from the same period ended in 2003.

     Our gross profit increased $212,000, or 31%, to $890,000 for the six months ended June 30, 2004 from $678,000 for the six months ended June 30, 2003, and the gross profit margin increased to 29% from 26% for the same periods. The increase in gross profit is primarily due to the increase in revenue from one-time license fees, and which are at a higher gross profit percentage than other types of revenue, and the increase in the number of ongoing processing facilities generating profit. One-time license fees are up-front fees paid by a licensee for the right to use the patented process without incurring additional, ongoing royalty payments. The increase in gross profit margin is also primarily due to the increase in one-time license fees, and to a lesser extent a decrease in costs associated with the facility management operation

     Our operating expenses decreased $89,000, or 8%, to $1,006,000 for the six months ended June 30, 2004 from $1,095,000 for the six months ended June 30, 2003. The decrease was primarily due to a net decrease of approximately $221,000 in attorney, auditing and consulting fees, partially offset by an increase of approximately $97,000 in director-related fees and expenses and $37,000 in additional settlement fees and expenses relating to the litigation with Strategic Asset Management, Inc. See a further explanation in "Part II - Other Information, Item 1, Legal Proceedings". Included in the increase of $97,000 for director-related costs was $74,000 for the value of unregistered stock issued to current and former outside directors for board meeting compensation.

     As a result of the foregoing factors, we recorded an operating loss of $117,000 for the six months ended June 30, 2004 compared to an operating loss of $417,000 for the six months ended June 30, 2003, a decrease in the loss of approximately $300,000.

     Our net nonoperating income (expense) increased by $123,000 to net nonoperating income of $18,000 for the six months ended June 30, 2004 from net nonoperating expense of $105,000 for the six months ended June 30, 2003. The increase in nonoperating income was primarily due to our recording a one-time gain on the forgiveness of debt due our patent law firm of approximately $157,000, a decrease in interest expense of $45,000 from 2003 and an increase in interest income of $13,000, which was paid to us by Florida N-Viro. Offsetting the overall increase in net nonoperating income was an increase in the loss of approximately $92,000 in the equity of a joint venture, to a loss of $105,000 in 2004 from a loss of $13,000 in 2003.

     We recorded a net loss of $99,000 for the six months ended June 30, 2004 compared to a net loss of $522,000 for the same period ended in 2003, a decrease in the loss of approximately $423,000.

     For the six months ended June 30, 2004 and 2003, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of $982,000 at June 30, 2004, compared to a working capital deficit of $1,642,000 at December 31, 2003, an increase in working capital of $660,000. Current assets at June 30, 2004 included cash and investments of $146,000 (including restricted cash of $75,000), which is an increase of $22,000 from December 31, 2003. The increase in working capital was principally due to the private placement of unregistered common stock with four stockholders for $435,188, our issuing stock for payment of trade payables for approximately $254,000 and the exercise of stock warrants and options totaling approximately $111,000, offset by the operating loss for the six month period.

     In the first six months of 2004 our cash flow used by operations was approximately $165,000, a decrease of approximately $84,000 from the same period in 2003. This decrease was principally due to a decrease in both the net loss and the loss from Florida N-Viro totalling approximately $500,000 and cash received from the issuance of stock of approximately $248,000, reduced by the change in working capital of approximately $832,000.

     In February 2003 we closed on an $845,000 credit facility with Monroe Bank + Trust (the "Bank"). This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on our all assets. We used the funds to refinance our prior debt and to provide working capital. We were in violation of financial covenants governing the credit facility at December 31, 2003, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, both of which require positive earnings. The Bank waived this violation in light of our net loss for the year ended December 31, 2003, but required additional consideration in exchange for this waiver. In January 2004, we obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of its treasury stock to the Bank. In February, 2004, we renewed our line of credit with the Bank through April, 2004, and in April 2004 it was renewed again through October, 2004. As part of this renewal, the Bank decreased the maximum amount available to borrow on the line to $400,000. At June 30, 2004, we had $300,000 of borrowing capacity under the Credit Facility.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. We did not change our reserve for bad debts during the first six months of 2004.

     During the first six months of 2004, our investment in a 47.5% owned partnership, Florida N-Viro, L.P., recorded a net loss to us of approximately $105,000. Cash flow from operations of Florida N-Viro, L.P. was negative, partially due to the planned closing of one of its operating facilities, but we believe Florida N-Viro, L.P. will provide adequate cash flow to fund its operations for 2004.

     We are currently active in pursuing a sale of our investment in Florida N-Viro, L.P., which may provide, in our opinion, additional funds to finance our cash requirements. There can be no assurance we will successfully complete these negotiations.

     During the first quarter of 2004, an additional 41,500 shares of common stock were issued to our employees and former directors for stock options exercised, realizing total proceeds to us of $66,117. Also during the first quarter of 2004, 50,000 warrants were exercised jointly by J. Patrick Nicholson and three of his sons, Michael, Robert and Timothy Nicholson, pursuant to the terms of an Agreement signed in February, 2003 to pledge additional collateral in securing additional financing to us. These warrants were exercised at $0.90 per share, and we issued unregistered common stock in exchange for the $45,000 in proceeds. The proceeds of the exercises of both the options and warrants were used for working capital.

     Also during the first quarter of 2004, we issued 72,237 shares of unregistered common stock to two trade creditors, eliminating $162,533 worth of debt owed by us to such creditors. In addition, 7,329 shares of unregistered common stock were issued to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for services rendered to management incurred from April through December, 2003, for $9,000 each, or a total of $18,000. An additional 32,760 shares of unregistered common stock were issued to current and former members of the Board of Directors, to replace stock options earned as a board member from August 2002 to May 2003 but not granted, at a total estimated cost of $73,710.

     On March 24, 2004, we announced in a Form 8-K that the Board of Directors had approved a Rights Offering for the beneficial owners of its common stock. We plan to issue one right to purchase one share of common stock, for each ten shares of stock beneficially owned. The Rights, which are being issued without registration, will be non-transferable and exercisable only by the beneficial owners in whose names they are issued. On April 8, 2004, we announced that the record date for the Rights Offering was April 16, 2004. If the Rights are exercised, the proceeds from the offering will be used to supplement our working capital. To date, no Rights have been issued.

     On May 28, 2004, we announced in a Form 8-K that we were renegotiating an operating contract with our largest customer, the City of Toledo (the "City"). On August 11, 2004, we announced in a press release that the City approved a resolution on August 10, 2004 to modify and extend our contract for advanced sewage sludge stabilization treatment with them for an additional five years through December 31, 2009. Modifications to the contract are that the price per ton is reduced from $39.60 to $32.00 per ton for the first 35,000 wet tons of sludge processed, but provides an additional 3,000 wet tons at $25.00 per ton. The addendum also permits either party to re-open negotiations on pricing due to increased fuel costs. We expect to reduce our cost of operating this contract to offset the reduction of revenue.

     We reached settlement on trade debt and a note owed to our patent law firm, which totalled $470,442 through June 30, 2004. The law firm agreed, in exchange for cash payments totaling $183,268 and registered common stock of the Company worth $130,000 at the time of delivery, to forgive the balance of $157,174 in previously billed services and accrued interest. The cash payments were due from July 14 through July 31, 2004, and all payments were made timely. The stock is required to be delivered on September 1 and November 1, 2004 in equal installments. Our total cash saved as a result of this settlement was $287,174.

     We are currently completing a private placement of up to $835,188 in unregistered shares of our common stock. We hope to sell up to 668,151 shares of common stock at a price per share of $1.25. As announced in a Form 8-K on June 18, 2004, this price was lowered from the initial offering price of $2.25 per share, and the total amount of the private placement was increased from $750,000 to $835,188. The price of the associated warrants decreased from $2.85 to $1.85. As of the date of this filing, we have issued 348,150 shares for total proceeds of $435,188. There can be no assurance that we will be successful in finding a buyer for the balance of the private offering. The proceeds of all shares sold from the offering will be used to supplement our working capital.

     We are currently in discussions with several companies in the cement and fuel industries for the development and commercialization of the patented N-Viro fuel technology. There can be no assurance that these discussions will be successful.

     We continue to focus on the development of regional biosolids processing facilities. Currently we are in negotiations with several privatization firms to permit and develop independent, regional facilities.

     We expect continued improvements in operating results for 2004 primarily due to a lowering of our administrative costs, along with realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and positively impact 2004 operations.

     We believe that current market trends and increased and more focused emphasis on our business development efforts provide basis for an optimistic outlook for 2005 and beyond. The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which the Company's patented N-Viro processes are very cost competitive, and well established in the market place. There are currently over 40 facilities worldwide using the N-Viro Process, with most of these for over 10 years, and five new facilities are expected to come on-line in the next twelve to eighteen months. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand our revenue base over the next five years and beyond. We believe we have sufficient liquidity to continue operations over the next twelve months.

OFF-BALANCE  SHEET  ARRANGEMENTS  AND  OTHER

     At June 30, 2004, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

     From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: (i) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct and (ii) indemnities involving the accuracy of representations and warranties in certain contracts. Pursuant to Delaware law, we may indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. We also have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts that we may pay for indemnification purposes. We believe the applicable insurance coverage is generally adequate to cover any estimated potential liability for which we may provide indemnification. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Consolidated Balance Sheets.


CONTRACTUAL  OBLIGATIONS

     The following table summarizes our contractual cash obligations at June 30, 2004, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                      Payments Due By Period

                                      footnote       Total    Less than 1 year 1 - 3 years   4 - 5 years    after 5 years
                                                 -----------  ------------     ------------  ------------    ----------
Purchase obligations . . . . . . .     (1)       $   818,100    $  150,800    $  306,800     $  156,000     $  204,500

Long-term debt obligations . . . .     (2)           465,598       304,883       160,715              -              -

Operating leases . . . . . . . . .     (3)           169,165        61,127       108,038              -              -

Capital lease obligations. . . . .                         -             -             -              -              -

Other long-term debt obligations .                         -             -             -              -              -
                                                 -----------  ------------  ------------  ------------  --------------

Total contractual cash obligations                $1,452,863    $  516,810    $  575,553     $  156,000     $  204,500
                                                  ===========   ==========    ===========    ===========    ===========

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






RISK  FACTORS

OUR LICENSEES ARE SUBJECT TO EXTENSIVE AND INCREASINGLY STRICT FEDERAL, STATE AND LOCAL ENVIRONMENTAL REGULATION AND PERMITTING.

     Our licensees and their operations are subject to increasingly strict environmental laws and regulations, including laws and regulations governing the emission, discharge, disposal and transportation of certain substances and related odor. Wastewater treatment plants and other plants at which our biosolids products or processes may be implemented are usually required to have permits, registrations and/or approvals from state and/or local governments for the operation of such facilities. Some of our licensee's facilities require air, wastewater, storm water, biosolids processing, use or siting permits, registrations or approvals. These licensees may not be able to maintain or renew their current permits or registrations or to obtain new permits or registrations. The process of obtaining a required permit or registration can be lengthy and expensive. They may not be able to meet applicable regulatory or permit requirements, and therefore may be subject to related legal or judicial proceedings that could have a materially adverse effect on our income derived from these licensees.

     Any of the permits, registrations or approvals noted above, or related applications may be subject to denial, revocation or modification, or challenge by a third party, under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, these licensees may be required to obtain additional, or modify existing, operating permits, registrations or approvals. For example, while we anticipate obtaining the permits and approvals necessary for the Bio-Fuel pilot program to commence operations within the next twelve months, such program may not begin until after that period or ever. Delay or cancellation with respect to this project could result from (1) a failure to achieve acceptable air quality levels in preliminary testing, (2) costs associated with the use of Bio-Fuel significantly exceeding current estimates, or (3) competing technologies rendering the Bio-Fuel process less attractive.

     Maintaining, modifying or renewing current permits or registrations or obtaining new permits or registrations after new environmental legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently may be subject to public opposition or challenge. Much of this public opposition and challenge, as well as related complaints, relates to odor issues, even when our licensees are in compliance with odor requirements and even though the licensees have worked hard to minimize odor from their operations. Public misperceptions about the business and any related odor could influence the governmental process for issuing such permits or registrations or for responding to any such public opposition or challenge. Community groups could pressure local municipalities or state governments to implement laws and regulations which could increase our licensees' costs of their operations that in turn could have a material and adverse effect on our business and financial condition.

THE  ABILITY  TO  GROW  MAY  BE  LIMITED  BY  COMPETITION.

     We provide a variety of technology and services relating to the treatment of wastewater residuals. We are in direct and indirect competition with other businesses that provide some or all of the same services including regional residuals management companies and national and international water and wastewater operations/privatization companies, technology suppliers, municipal solid waste companies and farming operations. Many of these competitors are larger, have significantly greater capital resources and would include contractors who provide wastewater treatment and construction or alternative waste disposal technologies.

     We derive a substantial portion of its revenue from services provided under municipal contracts, and many of these are subject to competitive bidding. We also intend to bid on additional municipal contracts, however, we may not be the successful bidder. Typically, 2-5 groups might bid on a project that meets our target specifications. In addition, some of its contracts will expire in the future and those contracts may not be renewed or may be renewed on less attractive terms. If we are not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on our business, financial condition and results of operation.

OUR  CUSTOMER CONTRACTS MAY BE TERMINATED PRIOR TO THE EXPIRATION OF THEIR TERM.

     A substantial portion of our revenue is derived from services provided under contracts and agreements with existing licensees. Some of these contracts, especially those contracts with large municipalities, provide for termination of the contract by the customer after giving relative short notice (in some cases as little as ten days). In addition, some of these contracts contain liquidated damages clauses, which may or may not be enforceable in the event of early termination of the contracts. If one or more of these contracts are terminated prior to the expiration of its term, and we are not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on our business, financial condition and results of operations.

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS.

     Our business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the quarter ended June 30, 2004, our single largest customer accounted for approximately 34 percent of gross revenue and the top three customers accounted for approximately 67 percent of gross revenue.

WE  ARE  AFFECTED  BY  UNUSUALLY  ADVERSE  WEATHER  CONDITIONS.

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

FUEL  COST  VARIATION  COULD  AFFECT  OPERATING  RESULTS  AND  EXPENSES.

     The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including demand for oil and gas, actions by OPEC and other oil and gas producers, and war in oil producing countries. Because fuel is needed for the trucks that transport the processing materials and supplies for our customers, price escalations or reductions in the supply of fuel could increase operating expenses and have a negative impact on the results of operations. We are not always able to pass through all or part of the increased fuel costs due to the terms of certain customers' contracts and the inability to negotiate such pass through costs in a timely manner. Recent increases in fuel costs have approximated 3-5% of our costs, reducing our gross profit margin from these operations 1-2%.

WE  ARE  DEPENDENT  ON  THE  MEMBERS  OF  ITS  MANAGEMENT  TEAM.

     We are highly dependent on the services of its management team, the loss of any of whom may have a material adverse effect on its business and financial condition.

     We have entered into employment agreements with certain members of our management team, which contain non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. We cannot predict with certainty whether a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time.

OUR INTELLECTUAL PROPERTY MAY BE MISAPPROPRIATED OR SUBJECT TO CLAIMS OF INFRINGEMENT.

     We attempt to protect our intellectual property rights through a combination of patent, trademark, and trade secret laws, as well as licensing agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business and financial condition.

     Our competitors, many of whom have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to offer services. We have not conducted an independent review of patents issued to third parties. Moreover, our financial resources provide limitations on our ability to enforce our intellectual property rights through litigation.

     We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to its unpatented technology. If we areunable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

FORWARD-LOOKING  STATEMENTS

     This 10-QSB contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; and
(vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-QSB; however, this list is not exhaustive and many other factors could impact the Company's business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-QSB are reasonable, we cannot provide you with any guarantee that the anticipated results willnotbe adverse andthat the anticipated results will be achieved. All forward-looking statements in this Form 10-QSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-QSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM  3.        CONTROLS  AND  PROCEDURES

     As of June 30, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of June 30, 2004, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In May, 2004, the Court of Chancery of the State of Delaware for New Castle County (the "Court") issued a response to the proposed settlement in negotiations between us, certain directors and Strategic Asset Management, Inc. ("SAMI"), as a result of the hearing with the Court on December 15, 2003. This response is attached to this Form 10-QSB as Exhibit 99.2. The details of this settlement were disclosed in a Form 8-K filed on August 29, 2003. As a result of this memo, we negotiatied a new Settlement Agreement and Release (the "Agreement") between us, SAMI and certain directors that was signed by all parties by June 29, 2004. This Agreement is attached to this Form 10-QSB as
Exhibit 99.3. Principal monetary changes to the 2003 agreement are the removal of stock warrants due SAMI, but additional cash due of $64,000 for estimated costs and expenses of SAMI. The Agreement will not become effective until approved by the Court, which has not happened as of the date of this filing.

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


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     From January 12, 2004 through February 17, 2004, an additional 41,500 shares of unregistered common stock were issued to employees and former directors of the Company for stock options exercised, realizing total proceeds to us of $66,117. On January 29, 2004, 50,000 warrants were exercised jointly by J. Patrick Nicholson and three of his sons, Michael, Robert and Timothy Nicholson, pursuant to the terms of an Agreement signed in February, 2003 to pledge additional collateral in securing additional financing to us. These warrants were exercised at $0.90 per share, and we issued 50,000 unregistered shares of common stock in exchange for the $45,000 in proceeds.

     On or before February 13, 2004, we issued 72,237 shares of unregistered common stock to two trade creditors, eliminating $162,533 worth of debt owed by us to such creditors. On January 9, 2004, 7,329 shares of unregistered common stock were issued to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for services rendered to management incurred from April through December, 2003, in the amount of $9,000 each, or a total of $18,000. On March 17, 2004, an additional 32,760 shares of unregistered common stock were issued to current and former members of the Board of Directors, to replace the automatic awards of stock options which were not granted to the non-employee directors after May 10, 2003 as a result of the termination of our 1998 Amended and Restated Stock Option Plan and the failure of the stockholders to approve the proposed 2003 Stock Option Plan at the 2003 annual meeting, at a total estimated cost of $73,710.

     On May 20, 2004, we contracted with Ophir Holdings, Inc. ("Ophir") to provide consulting services for non-exclusive financial public relations through December 31, 2004. In exchange, we issued a total of 50,000 shares of unregistered common stock. Ophir was listed in our 2004 Definitive Proxy statement filed in April 2004 as a beneficial owner of 230,472 shares or 7.42% of the common stock of the Company as of March 24, 2004. On May 17, 2004, Ophir filed a Form 13D stating that it was the beneficial owner of -0- shares of our common stock.

     We are currently completing a private placement of up to $835,188 in unregistered shares of its common stock. We hope to sell up to 668,151 shares of common stock at a price per share of $1.25. As announced in a Form 8-K on June 18, 2004, this price was lowered from $2.25 per share, the total amount of the private placement increased from $750,000 and the price of the associated warrants decreased to $1.85 from $2.85. During February and early March, 2004, we issued 193,417 shares for total proceeds of $435,188. To reflect the re-pricing, in June, 2004 we issued an additional 154,734 shares for no additional proceeds.

     All  of  the  foregoing issuances were exempt from registration pursuant to
Section 4(2) of the Securities and Exchange Act of 1933, and no underwriters or placement agents were involved.


Item  3.  Defaults  Upon  Senior  Securities

     None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     The Company issued a press release dated August 11, 2004, announcing approval of an extension to a contract with the City of Toledo, which is attached as Exhibit 99.4. Once the City of Toledo has issued an executed addendum that extends the contract, we will disclose the addendum in a report on either a Form 8-K or other periodic filing as required.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:
          See  Exhibit  Index  below.

(b)     Reports  on  Form  8-K:

          We filed a report on Form 8-K on April 8, 2004, to announce that we had set the record date for the Rights Offering as April 16, 2004.

          We filed a report on Form 8-K on May 28, 2004, dated May 28, 2004, to announce we were renegotiating our contract with the City of Toledo.

          We filed a report on Form 8-K on June 18, 2004, dated June 18, 2004, to announce the approval by the Board of Directors of a change in the unit price of an equity investment agreement.



                        N-VIRO INTERNATIONAL CORPORATION




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          N-VIRO  INTERNATIONAL  CORPORATION





Date:     August  16,  2004          /s/  Phillip  I.  Levin
          -----------------          -----------------------
                                    Phillip  I.  Levin
                                    Chief  Executive  Officer  and  President
                                    (Principal  Executive  Officer)




Date:     August  16,  2004          /s/  James  K.  McHugh
          -----------------          ----------------------
                                     James  K.  McHugh
                           Chief Financial Officer, Secretary and Treasurer (Principal Financial & Accounting Officer)



                                  EXHIBIT INDEX
                                  =============

     EXHIBIT  NO.                   DOCUMENT
     ============                   ========

31.1               Certification  of CEO Pursuant to Section 302 of the Sarbanes
                    -  Oxley Act  of  2002.

31.2               Certification  of CFO Pursuant to Section 302 of the Sarbanes
                    -  Oxley  Act  of  2002.

32.1               Certification  of  CEO  Pursuant  to  Section  906  of  the
                    Sarbanes-Oxley  Act of  2002.

32.2               Certification  of CFO Pursuant to Section 906 of the Sarbanes
                    -  Oxley  Act  of  2002.

99.1               Financial  Public  Relations  Agreement  with Ophir Holdings,
                    Inc.

99.2               Court of Chancery of the State of Delaware memo dated May 20,
                    2004.

99.3 Settlement Agreement and Release between Strategic Asset Management, Inc., N-Viro International Corporation and certain directors.

99.4 Press Release dated August 11, 2004,announcing approval of an extension to a contract with the City of Toledo.


                                                                    Exhibit 31.1
                                                                    ------------
                        N-Viro International Corporation
                                 Certifications


I,  Phillip  I.  Levin,  President  and  Chief  Executive Officer, certify that:

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



Date:   August  16,  2004                    /s/  Phillip  I.  Levin
                                             -----------------------
                              President  and  Chief  Executive  Officer


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



Date:   August  16,  2004                    /s/  James  K.  McHugh
                                             ----------------------
                              Chief  Financial  Officer


                                                                     Exhibit32.1
                                                                     -----------



     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Phillip I. Levin, the Chief Executive Officer of N-Viro International Corporation, certify that (i) the Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of N-Viro International Corporation.


/s/  Phillip  I.  Levin
-----------------------
Phillip  I.  Levin,  Chief  Executive  Officer
August  16,  2004




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


/s/  James  K.  McHugh
----------------------
James  K.  McHugh,  Chief  Financial  Officer
August  16,  2004

                                                                    Exhibit 99.1
                                                                    ------------

                      FINANCIAL PUBLIC RELATIONS AGREEMENT

THIS FINANCIAL PUBLIC RELATIONS AGREEMENT, made as of this 18th day of May, 2004, by and between:

N-VIRO INTERNATIONAL CORPORATION, a Delaware corporation having its principal place of business located at 3450 W. Central Avenue, Suite 328, Toledo, Ohio 43606
(hereinafter  referred  to  as  "COMPANY")

                                       AND

OPHIR HOLDINGS, INC. a Nevada corporation having its principal office located at 600 Boston Neck Road, North Kingstown, Rhode Island 02852(hereinafter referred to as the "CONSULTANT"),

WITNESSETH THAT, WHEREAS, the COMPANY, a public corporation, requires financial public relations services and desires to employ CONSULTANT, as an independent contractor consultant, to provide such services, and CONSULTANT is agreeable to such employment, and the parties desire a written document formalizing their relationship and evidencing the terms of their agreement;

     NOW, THEREFORE, intending to be legally bound and in consideration of the mutual promises and covenants, the parties have agreed as follows:

     1. APPOINTMENT. The COMPANY hereby appoints CONSULTANT as its non-exclusive financial public relations counsel and hereby retains and employs CONSULTANT, on the terms and conditions of this Agreement. CONSULTANT accepts such appointment and agrees to perform the services upon the terms and conditions of this Agreement.

     2. TERM. (a) The term of this Agreement shall begin on the date executed by the COMPANY and shall terminate on December 31, 2004.
(b) Prior to the execution of this Financial Consulting Agreement, CONSULTANT has provided services to the COMPANY in anticipation of the execution of this Agreement. The compensation provided herein is intended to cover such services and CONSULTANT waives any claim to separate compensation for such previously rendered services.
(c) Services of the CONSULTANT commenced during the term of this agreement may continue beyond the term hereof, and the compensation provided herein is intended to cover any such continuation.

     3. SERVICES. (a) CONSULTANT shall act, generally, as a non-exclusive financial consultant, advising the COMPANY about strategic options to obtain financing, either debt or equity, and the obtaining of and utilization of financial public relations counsel. If COMPANY shall so request, from time to time, CONSULTANT shall introduce COMPANY to potential lenders and investors, whether insurance companies, commercial banks, merchant banks, venture capital funds, REIT's, mortgage companies, or other institutional lenders or private individuals. CONSULTANT shall have no authority to commit the COMPANY in any way or on any basis to any financing. (b) CONSULTANT shall assist COMPANY in the initial preparation of a registration statement, to be reviewed, corrected and fifed by the COMPANY's securities counsel with the SEC for registration of the:
     (i) common stock to be issued pursuant to the previously authorized and announced stockholders' rights offering upon exercise of those rights;
(ii) common stock to be issued upon the exercise of the warrants issued in the recently conducted private placement (as an inducement to the holders thereof to exercise such warrants currently); and
     (iii) common stock issued in the recently conducted private placement for those investors who elect to utilize their piggy-back registration rights.
(c) As the COMPANY shall request or direct, CONSULTANT shall assist in establishing, and advise the COMPANY with respect to: shareholder meetings; interviews of COMPANY officers by the financial media; and interviews of COMPANY officers by analysts, market makers, broker-dealers, and other members of the financial community.
(d) CONSULTANT shall seek to make the COMPANY, its management, its products, and its financial situation and prospects, known to the financial press and publications, broker-dealers, mutual funds, institutional investors, market makers, broker-dealers, and other members of the financial community.
(e) As the COMPANY shall request or direct, CONSULTANT shall act, generally, as a financial public relations counselor to the COMPANY, including: (1) introducing the COMPANY to broker-dealers, market makers, banks, financial advisors, financial institutions and potential investors; (2) introducing the COMPANY to potential business partners and customers; and (3) arranging interviews and analyst meetings, and securing invitation of the COMPANY to appropriate conferences and business events, and similar financial public relations events.

     4. LIMITATIONS ON SERVICES. The parties recognize that certain responsibilities and obligations are imposed by U. S. federal and state securities laws and by various foreign securities laws as well as by the applicable rules and regulations of U.
S. and foreign stock exchanges, the National Association of Securities Dealers, in-house "due diligence" or "compliance" departments of brokerage houses, etc. Accordingly, CONSULTANT agrees:
     (a) CONSULTANT shall NOT release any financial or other information or data about the COMPANY without the consent and approval of the COMPANY.
     (b) CONSULTANT shall NOT conduct any meetings with financial analysts without informing the COMPANY in advance of the proposed meeting and the format or agenda of such meeting and the COMPANY may elect to have a representative of the COMPANY attend at such meeting.
(c) CONSULTANT shall NOT release any information or data about the COMPANY to any selected or limited person(s), entity, or group if CONSULTANT is aware that such information or data has not been generally released or promulgated.
     (d) After notice by the COMPANY of filing for a proposed public offering of securities of the COMPANY, and during any period of restriction on publicity, CONSULTANT shall not engage in any public relations efforts not in the normal course without approval of counsel for the COMPANY and of counsel for the underwriter(s), if any.
     (e) CONSULTANT shall NOT take any action or advise or knowingly permit the COMPANY to take any action, which would violate any foreign securities laws or rules and regulations issued thereunder.
(f) After notice by the COMPANY of any placement of its securities pursuant to the provisions of Regulation S and during any period of restriction on publicity, CONSULTANT shall NOT violate the publicity provisions of Regulation S.

     5. DUTIES OF COMPANY. (a) COMPANY shall supply CONSULTANT, on a regular and timely basis, with all approved data and information about the COMPANY, its management, its products, and its operations and COMPANY shall be responsible for advising CONSULTANT of any facts which would affect the accuracy of any prior data and information previously supplied to CONSULTANT so that CONSULTANT may take corrective action.
     (b) COMPANY shall promptly supply CONSULTANT: with full and complete copies of all filings with all federal and state securities agencies; with full and complete copies of all filings with all U. S., Canadian and European stock exchanges; with full and complete copies of all shareholder reports and communications whether or not prepared with CONSULTANT's assistance; with all data and information supplied to any analyst, broker-dealer, market maker, or other member of the financial community; and with all product/services brochures, sales materials, etc.
     (c) COMPANY shall promptly notify CONSULTANT of the filing of any registration statement for the sale of securities, the making of any placement pursuant to Regulation 5, and of any other event which triggers any restrictions on publicity, together with a statement as to the countries included within the publicity restriction requirements.
     (d) COMPANY shall contemporaneously notify CONSULTANT if any information or data being supplied to CONSULTANT has not been generally released or promulgated.

     6. REPRESENTATION AND INDEMNIFICATION. (a) The COMPANY shall be deemed to make a continuing representation of the accuracy of any and all material facts, material information, and material data which it supplies to CONSULTANT and the COMPANY acknowledges its awareness that CONSULTANT will rely on such continuing representation in disseminating such information and otherwise performing their public relations functions.
     (b) CONSULTANT, in the absence of notice in writing from COMPANY, will rely on the continuing accuracy of material, information, and data supplied by the COMPANY.
     (c) COMPANY hereby agrees to indemnify CONSULTANT against, and to hold CONSULTANT harmless from, any claims, demands, suits, loss, damages, and etc. arising out of CONSULTANT's reliance upon the accuracy and continuing accuracy of such material facts, material information, and material data, unless CONSULTANT has been negligent in fulfilling its duties and obligations hereunder.
(d) COMPANY hereby agrees to indemnify CONSULTANT against, and to hold CONSULTANT harmless from, any claims, demands, suits, losses, damages, etc. arising out of CONSULTANT's reliance on the general availability of information supplied to CONSULTANT and CONSULTANT's ability to promulgate such information, unless CONSULTANT has been negligent in fulfilling their duties and obligations hereunder.
     (e) COMPANY hereby authorizes CONSULTANT to issue, in CONSULTANT's sole discretion, such corrective, amendatory, supplemental, or explanatory press releases, shareholder communications and reports, or data supplied to analysts, broker-dealers, market makers, or other members of the financial community.

     7. COMPENSATION. (a) For its services hereunder COMPANY shall issue to CONSULTANT Fifty Thousand (50,000) shares of its common stock. The shares to be issued to CONSULTANT for its services are being issued in a private transaction and shall be restricted as to further sale or transfer. Certificates issued for the shares shall bear the usual restrictive legends and the COMPANY shall issue "Stop Transfer" instructions to its Transfer Agent with respect to such shares. However, such shares shall have piggy-back registration rights and shall be includable in the registration statement referred to above. 25,000 of such shares shall be issued upon the execution hereof and the other 25,000 shares shall be issued within three (3) business days after June 30, 2004.
     (b) COMPANY shall reimburse CONSULTANT for all reasonable costs incurred by CONSULTANT in providing the foregoing services, including but not limited to wire service distribution costs, out-of-pocket expenses for travel, entertainment, telephone/facsimile charges, and postage and delivery service charges (e.g., Federal Express) as well as compensation to third party vendors, copywriters, staff writers, art and graphic personnel, printing, etc. CONSULTANT shall obtain COMPANY's prior written consent to all costs in excess of $1,000 and shall provide adequate documentation of all costs for which reimbursement is sought.
(c) For all special services, not within the scope of this Agreement, COMPANY shall pay CONSULTANT such fees, costs, and expenses as, and when, the parties shall determine in advance of performance of the special services provided that COMPANY has agreed in advance in writing to the performance of the special services on behalf of the COMPANY.

     8. CONFIDENTIAL INFORMATION. (a) The relationship between COMPANY and CONSULTANT will be one of trust and confidence and there may have been and/or may be financial information, related trade secrets and proprietary business information of COMPANY disclosed or made accessible to CONSULTANT which may include, but not be limited to, the records of COMPANY dealing with sales, income, clients, services, products, prices, and other items relative thereto (collectively and individually referred to as the "Confidential Information"). COMPANY may, in its discretion, provide CONSULTANT with such promotional materials, samples of its merchandise and goods, demonstration products, catalogues, and other sales materials relative thereto (collectively and individually referred to as the "Sales Materials").
(b) CONSULTANT acknowledges that the Confidential Information and Sales Materials are extremely valuable and important assets of COMPANY and that the unauthorized use of the Confidential Information and/or Sales Materials would cause irreparable economic and business injury to COMPANY.
(c) CONSULTANT shall hold the Confidential Information and Sales Materials in strict confidence and in trust for COMPANY and shall not disclose or otherwise communicate, provide or reveal in any manner whatsoever any of the Confidential Information and Sales Materials to any person or entity without the prior written consent of COMPANY.
(d) The Confidential Information and Sales Materials shall be used solely for the benefit of COMPANY and no other purposes without the express written consent of
COMPANY.
(e) Upon termination of this Agreement, CONSULTANT shall return to COMPANY, without demand from COMPANY, and CONSULTANT shall not retain, any Confidential Information and Sales Materials disclosed or provided to CONSULTANT, including, but not limited to, all originals, copies, reproductions, notes, facsimiles, samples and products thereof.
(f) CONSULTANT acknowledges that the Confidential Information and Sales Materials, regardless of form, are, and shall always remain, the sole and exclusive property of
COMPANY.
(g) CONSULTANT shall indemnify, defend and hold COMPANY harmless against the loss, damage or destruction of the Confidential Information and Sales Materials, including the reimbursement of COMPANY for any costs or fees (including attorneys' fees) incurred by COMPANY in reacquiring, protecting and/or defending the Confidential Information and Sales Materials."

     9. RELATIONSHIP OF PARTIES. CONSULTANT is an independent contractor, responsible for compensation of its own agents, employees and representatives, as well as all applicable withholding therefrom and taxes thereon (including unemployment compensation) and all workmen's compensation insurance. This Agreement does not establish any partnership, joint venture, or other business entity or association between the parties and no party is intended to have any interest in the business or property of the other by reason of this Agreement.

     10. TERMINATION. This Agreement may be terminated by either the Company or the CONSULTANT prior to the expiration of the term provided in Paragraph 2 above as follows:
(a) Upon failure of the other party to cure a default under, or a breach of, this agreement within thirty (30) days after written notice is given as to such default or breach by the terminating party;
     (b) Upon the bankruptcy or liquidation of the other party; whether voluntary or involuntary;
(c)     Upon  the  other  party taking the benefit of any insolvency law; and/or
     (d) Upon the other party having or applying for a receiver appointed for all or a substantial part of such party's assets or business.

     11. ATTORNEY FEES. Should a party default in the terms or conditions of this Agreement and suit be filed as a result of such default, the prevailing party shall be entitled to recover all costs incurred as a result of such default including all costs and reasonable attorney fees, expenses and court costs through trial and appeal.

     12. WAIVER OF BREACH. The waiver by a party of a breach of any provision of this Agreement by another party shall not operate or be construed as a waiver of any subsequent breach by the breaching party.

     13. ASSIGNMENT. The rights and obligations of the parties under this Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the parties.

     14. NOTICES. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if sent by certified mail, return receipt requested, to the principal office of the party being notified.

     15. ENTIRE AGREEMENT. This instrument contains the entire agreement of the parties and may be modified only be agreement in writing, signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought. If any provision of this Agreement is declared void, such provision shall be deemed severed from this Agreement, which shall otherwise remain in full force and effect.

     11. GOVERNING LAW. This Agreement shall be a contract made in the State of Delaware and shall be interpreted and governed by, and construed in accordance with, the laws of the State of Delaware.

     12. TAXES. Any and all taxes, excises, assessments, levies, interest and penalties, which may be assessed, levied, demanded, or imposed by any governmental agency in connection with this Agreement, shall be paid by the party upon which they are imposed and shall be the sole obligation of such party.

     13. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement shall be settled by arbitration. The parties shall arbitrate any and all disputes or claims arising out of or relating to the construction or enforcement of this Agreement, or the Parties' relationships in connection herewith, through the procedures and policies of the American Arbitration Association before a panel of three (3) arbitrators in Toledo, Ohio, unless other procedures are agreed upon in writing between the Parties. The determination of the arbitrators shall be binding and final upon all Parties. The award of the arbitrators may be filed with a court of jurisdiction over the matter and judgment may be entered by the court upon the arbitration award and execution may be issued upon the judgment. The cost for the arbitration shall be split equally between the Parties.

     14. COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.
     IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have executed this Agreement.

N-VIRO  INTERNATIONAL  CORPORATION

By:  /s/  James  K.  McHugh
     ----------------------
       James  K.  McHugh,  CFO


OPHIR  HOLDINGS,  INC.

By:  /s/  Roby  K.  Mattiace
     -----------------------
  Roby  K.  Mattiace,  President


                                                                    Exhibit 99.2
                                                                    ------------

                                COURT OF CHANCERY
                                     OF THE
                                STATE OF DELAWARE
JOHN  W.  NOBLE                                           417  S.  STATE  STREET
VICE  CHANCELLOR                                         DOVER,  DELAWARE  19901
                                                       TELEPHONE: (302) 739-4397
                                                       FACSIMILE: (302) 739-6179


                                  May 20, 2004


Bayard  J.  Snyder,  Esquire                    Michael  F.  Bonkowski,  Esquire
Snyder  &  Associates,  P.A.                                    Saul  Ewing  LLP
300  Delaware  Avenue,  #1014                      222  Delaware  Avenue,  #1200
P.O.  Box  90                                                    P.O.  Box  1266
Wilmington,  DE  19899-0090                          Wilmington,  DE  19899-1266

Re:     Strategic  Asset Management, Inc. v. Nicholson, et al. C.A. No. 20360-NC
Date  Submitted:  December  22,  2003

Dear  Counsel:
     Pending is a motion to approve a proposed settlement of this derivative action. For the reasons set forth below, the motion is denied.
     Plaintiff Strategic Asset Management, Inc. ("SAMI"), a shareholder of Nominal Defendant N-Viro International Corporation ("N-Viro"), brought this action to challenge the conduct of N-Viro's Board which allegedly was dominated by N-Viro's founder and chairman, Defendant J. Patrick Nicholson ("Nicholson"). SAMI's complaint focused on the efforts of N-Viro's directors, other than R. Francis DiPrete ("DiPrete"), SAMI's president, to entrench themselves and to award unreasonable compensation to Nicholson.

Strategic  Asset  Management,  Inc.  v.  Nicholson,  et  al.
C.A.  No.  20360-NC
May  20,  2004
Page  2


All defendants, except for Nicholson,1 have entered into the Settlement Agreement and Release (the "Settlement Agreement") which the Court is now being asked to approve. 2

     SAMI asserts that its efforts have conferred numerous benefits upon N-Viro. Most of these benefits relate to securing the departure of Nicholson as N-Viro' s chief executive officer and adjusting compensation obligations of N-Viro to Nicholson. The Settlement Agreement, however, pays scant express attention to Nicholson. It provides that N-Viro will vigorously contest any litigation or arbitration proceedings with Nicholson and that, under certain circumstances, Nicholson may continue to provide consulting services for N-Viro.




1 Thus, all members of the Board, except for Nicholson and DiPrete, (the "Settling Defendants") are participating in the proposed settlement.

2 The scope of the Court's role in evaluating proposed settlements of derivative actions and class actions is bounded by two sometimes competing policy considerations. First, there is a policy in favor of voluntary resolution of contested matters. Second, because of the fiduciary obligations borne by representative plaintiffs in derivative actions and class actions, the Court must satisfy\y itself of the "intrinsic fairness" of the proposed settlement. This task requires the Court to consider the claims and defenses, to evaluate the particular legal and factual circumstances of the case at hand, and "then to apply its own business judgment in determining whether the settlement is reasonable in light of these factors." Nottingham Partners v. Dana, 564 A.2d 1089, 1102 (Del. 1989) (quoting Polk v. Good, 507 A.2d 531, 535 (Del. 1986)).
The burden of persuasion rests upon the proponent of the settlement. See In re MAXXAM, Inc./Federated Dev. S 'holders Litig., 659 A.2d 760, 768 (Del. Ch.
1995).

Strategic  Asset  Management,  Inc.  v.  Nicholson,  et  al.
C.A.  No.  20360-NC
May  20,  2004
Page  3


     Otherwise, the Settlement Agreement addresses releases, including releases for the Settling Defendants, and fees and expenses to be paid to both SAMI's attorneys and to SAMI. The Settlement Agreement provides that "in full satisfaction of all claims by SAMI for its time and energy expended in this matter, N-Viro shall issue SAMI 75,000 warrants." These warrants have an exercise price of $0.72 per share. At the time of settlement, the underlying shares of N-Viro were worth slightly more than $1.00. By the time of the settlement hearing, N-Viro's stock had appreciated to $3.60 per share. Interestingly, the Settlement Agreement, although providing releases for the benefit of the Settling Defendants, imposes no obligations on them and does not recite that they have otherwise contributed to resolution of this matter except for agreeing with the terms of the Settlement Agreement. I also note that under the Settlement Agreement: N-Viro would release SAMI, SAMI would release the Settling Defendants, but N-Viro would not release the Settling Defendants.

     Certain objectors oppose the settlement because of the issuance of warrants and contest the authority of the Board to approve a grant of warrants under the current circumstances. My reluctance to approve the settlement is more fundamental.

     While N-Viro's stock was trading for a little more than $1.00 per share at the time the parties negotiated the Settlement Agreement, the Court cannot ignore the significant

Strategic  Asset  Management,  Inc.  v.  Nicholson,  et  al.
C.A.  No.  20360-NC
May  20,  2004
Page  4


increase in price that had occurred by the time of the settlement hearing. SAMI points out that, after exercise of the warrants, transfer of the securities it receives will be restricted and, therefore, a marketability discount should be applied to assess the potential value of the warrants to SAMI. SAMI takes the position that a 35% discount would be appropriate. Accepting SAMI's proposed discount would leave an effective share price upon exercise, assuming that occurred on the date of the settlement hearing, of $2.34. Thus, at a reasonable minimum, the warrants to be conferred upon SAMI would then have had an approximate value of $120,000: ($2.34 share price minus $0.72 exercise price) (75,000 warrants). I acknowledge that any award tied to stock price will likely fluctuate in value between the time of the settlement and the time of the settlement hearing; nevertheless, the economic reality, as of the date of the settlement hearing, is a significant factor of the Court's analysis.

     SAMI seeks an award by the Court to compensate it for its time and effort in pursuing this matter. Its efforts were undertaken by DiPrete, an officer of SAMI and a director of N-Viro. Thus, DiPrete is indirectly seeking compensation from N-Viro for his efforts, pursued apparently on behalf of SAMI, to prosecute this litigation. I note, however, that it is difficult to perform any rational allocation between his efforts

Strategic  Asset  Management,  Inc.  v.  Nicholson,  et  al.
C.A.  No.  20360-NC
May  20,  2004
Page  5

undertaken on behalf of SAMI and those undertaken in his capacity as an N-Viro director and fiduciary.

     SAMI has sought to justify the amount of the benefits that would accrue to it, (i.e., the 75,000 warrants with an exercise price of $0.72), with a submittal evidencing that SAMI incurred overhead costs of $12,000 (i.e., $1,000 per month for a year) in its efforts and human resources costs (i.e., DiPrete's time) in the amount of $84,800: (seven hours per week) ($200 per hour) (52 weeks). Even with SAMI's projected marketability discount, the net value of the stock after exercise of the warrants (i.e., assuming a conversion value of $2.34 per share instead of the market value at settlement of $3.60 per share) would provide a bonus to SAMI in an approximate amount of $35,000 over costs identified.3

     I now turn to my nonmonetary concerns about the Settlement Agreement. First, although in unique circumstances an award to the representative plaintiff might be appropriate for its efforts, the record before the Court does not suggest that any such


3 SAMI's methodology for determining its "costs" does not inspire confidence, and the Court expresses no view as to its ultimate reliability. The Court also notes that the Settlement Agreement allows N-Viro, under certain circumstances, to repurchase any unexercised warrants for $1.78 per warrant or to purchase any shares that SAMI obtained from the exercise of the warrants for $2.50 per share. The implicit value of repurchasing the warrants or purchasing the stock obtained through the warrants (assuming repurchase of all shares or warrants) would be approximately $134,000.

Strategic  Asset  Management,  Inc.  v.  Nicholson,  et  al.
C.A.  No.  20360-NC
May  20,  2004
Page  6



award would be proper here. Awards to representative plaintiffs carry the risk that these plaintiffs have used their status to obtain additional personal benefits at the expense of the other shareholders - additional benefits made possible with the leverage acquired as the representative plaintiffs.4 Second, the award, when given any reasonable valuation as of the settlement date, would exceed substantially what SAMI has attempted - albeit not very convincingly - to justify. Finally, this is an action brought on behalf of N-Viro for the benefit of N-Viro.5 SAMI has not offered any reason as to why the cost of settlement of a derivative action should be borne directly by N-Viro, and not by the parties alleged to have been the wrongdoers.6 In short, the Settling Defendants are charged in SAMI's derivative complaint with having breached their fiduciary duties, but they apparently are not contributing to the settlement (not even to the payment of attorneys' fees).



4 There is some suggestion that SAMI is taking warrants in an effort to avoid imposing a greater cash burden on N-Viro. Whether the compensation is by warrants or by cash, it must still be reasonable. Although not entirely clear, SAMI may be seeking the warrants to avoid a greater cost obligation for payment of attorneys' fees. If the Court is to award attorneys' fees, they should be awarded as such.
5   See  Ct.  Ch.  R.  23.1.  ("In  a  derivative  action  brought  by 1 or more shareholders  to  enforce  a  right  of  the  corporation")
6 Whether a corporation may ultimately end up absorbing the costs of settlement indirectly, through indemnification obligations or otherwise, is a distinct question.

Strategic  Asset  Management,  Inc.  v.  Nicholson,  et  al.
C.A.  No.  20360-NC
May  20,  2004
Page  7



     This is not a large case in terms of the actual compensation which SAMI seeks. However, the settlement, as proposed, suffers from several shortfalls, and the Court may not ignore the various problems merely because it is a small settlement.7

     Accordingly, for the foregoing reasons, the motion to approve the Settlement Agreement is denied.

IT  IS  SO  ORDERED.

Very  truly  yours,

/s/   JOHN  W.  NOBLE

JWN/cap

cc:     Mr.  J.  Patrick  Nicholson
Register  in  Chancery-NC











7 The Court's principal concerns are with the benefits accruing to SAMI. The Court's impression is that the award to SAMI is integral to the settlement and that all parties would not seek approval of the settlement without that component.




                                                                    Exhibit 99.3
                                                                    ------------

                        SETTLEMENT AGREEMENT AND RELEASE
                        --------------------------------


     This Settlement Agreement and Release (the "Agreement") is among Strategic Asset Management, Inc. ("SAMI"), N-Viro International Corporation ("N-Viro"), Michael Nicholson, Terry J. Logan, Bobby B. Carroll ("Carroll"), Phillip Levin, Daniel J. Haslinger and B.K. Wesley Copeland ("Copeland") (jointly referred to as the "Non-JPN Defendant Directors"). This Agreement shall be effective as of the date (the "Effective Date") it is approved by the Court of Chancery of the State of Delaware for New Castle County (the "Chancery Court").

                                   BACKGROUND
                                   ----------

     1. SAMI, derivatively and on behalf of N-Viro, brought suit against J. Patrick Nicholson ("JPN"), the Non-JPN Defendant Directors and N-Viro as a nominal defendant in the Chancery Court (Case No. 20360) (the "Lawsuit").

     2. SAMI, formerly known as Worldtech Waste Management, Inc., was a shareholder of N-Viro at all times relative to the matters related in the Lawsuit.

     3. The Non-JPN Defendant Directors were all Directors of N-Viro's Board of Directors (the "Board") at the time SAMI filed the Lawsuit. Carroll and Copeland have since resigned from the Board.

     4. The Lawsuit alleged, among other things, that the Board of Directors, other than R. Francis DiPrete, were seeking to entrench themselves and were breaching their fiduciary duties with regard to compensation for N-Viro's former Chief Executive Officer, JPN, including but not limited to JPN's current consulting agreement (the "Consulting Agreement") with N-Viro, a copy of which is attached as Exhibit 1, and alternatives to the Consulting Agreement being considered by N-Viro.

     5. On July 18, 2003, this Court entered a Temporary Restraining Order (the "Order") that, among other things, prevented N-Viro from entering into any new agreements with JPN.

     6. The Non-JPN Defendant Directors denied the accusations in the Lawsuit, and believed they had fully complied with their fiduciary duties by, among other things, having set up an independent special committee with its own independent counsel to review issues related to JPN's compensation and to make recommendations, which the Board was prepared to follow.

     7. During the period between the filing of the Lawsuit and July 28, 2003 the parties discussed the issues raised by the Lawsuit, including the JPN Consulting Agreement, JPN's compensation and fringe benefits, the repayment of funds by JPN, the repayment of the loan, JPN's claims for deferred compensation and a retirement plan of $150,000 per year, as well as a restructuring of the Board of Directors. SAMI, N-Viro and the Non-JPN Defendant Directors arrived at various agreements relating to those issues.

     8. With respect to the corporate governance issue, N-Viro agreed to propose an amendment of the Certificate of Incorporation to the Shareholders at the up-coming Annual Meeting which would restructure the Board of Directors, to a Board of not fewer than 7 directors, nor more than 9 directors, who would be elected to two year terms. This proposed amendment was submitted to the shareholders at the Annual Meeting and was passed and implemented.

     9. During the same period, N-Viro, through its Special Committee and counsel, discussed the above-referenced issues raised by the Lawsuit with JPN and his counsel.

     10. On July 28, 2003, the N-Viro Board of Directors adopted various resolutions intended to force a decision by JPN between (A) arbitration with SAMI of the issues raised by the Lawsuit or (B) arbitration with N-Viro with respect to the issues under the Arbitration Clause in the Consulting Agreement.

     11. In lieu of either arbitration, JPN agreed to settle the matters. The settlement resulted in:
          (A) JPN released all his claims to additional or deferred compensation under any prior employment or consulting agreement and all such contracts were canceled and of no further effect;

          (B) JPN released his claim for a $150,000 per year retirement pension;

          (C) JPN's then-current consulting agreement, which was for a term of 13 years, was canceled and a new Consulting Agreement, calling for a minimum of two days service per month for a term of 5 years, was substituted;

          (D) JPN resigned from the N-Viro Board of Directors and received a series of Preferred Stock permitting him to name a director, provided that such director was neither JPN himself or a member of his family, such Preferred Stock to have a term ending upon the earlier to occur of (i) ten years or (ii) JPN's percentage of ownership in N-Viro falling below 17.5%;

          (E)     JPN  moved  out  of  the  N-Viro  offices;

          (F)     JPN  repaid  funds  improperly  disbursed  to  him.

     11. With no party admitting any liability, all the parties to this Agreement seek to advance N-Viro's best interest. Accordingly, they have agreed to the following Settlement Agreement.

                                    AGREEMENT
                                    ---------

     1. Chancery Court Approval. This Agreement is subject to Chancery Court approval. It shall become effective only when and if the Chancery Court approves it.

     2. SAMI has calculated that its costs and expenses incurred in this lawsuit, covering legal services by Attorneys Fox, Kerger and Snyder, expert witness fees (William Hanlin, the forensic examiner), and incidental costs and expenses including document retrieval costs, travel and miscellaneous out-of-pocket costs are $164,000. N-Viro shall reimburse SAMI $164,000 within three (3) business days after approval of this Settlement Agreement by the Chancery Court.

     3. JPN Litigation. N-Viro shall vigorously prosecute or defend any litigation or arbitration with JPN.

     4. Release of Indemnified non-JPN Directors. Because N-Viro has indemnification provisions in place that would require that N-Viro reimburse the non-JPN Directors if any liability were imposed on them, N-Viro has specifically bargained with SAMI for the release of the non-JPN Directors so as to limit N-Viro's liability.

     5. Releases and Covenants Not to Sue. The following releases shall become effective upon the approval of this Settlement Agreement. by the Chancery
Court:

          5.1. SAMI to N-Viro. SAMI, on behalf of itself, its predecessors, successors, officers, directors, employees, affiliates, subsidiaries and parents (the "SAMI Group"), release N-Viro, its predecessors, successors, officers, the non-JPN Directors, employees, affiliates, subsidiaries and parents (the "N-Viro Group") and the N-Viro Group's attorneys and accountants (including, without limitation, Shumaker, Loop & Kendrick, LLP, Eastman & Smith and Hausser + Taylor), for any matter raised or that could have been raised in the Lawsuit.

          5.2 N-Viro to SAMI. The N-Viro Group releases and covenants not to sue the SAMI Group and its attorneys (including, without limitation, Fox Law Offices, P.A. and Kerger & Kerger, as well as R. Frances DiPrete) for any matter raised or that could have been raised in the Lawsuit.

     6. Lawsuit Dismissal. On satisfaction of the conditions in paragraph 7, SAMI shall dismiss the Lawsuit with prejudice, with each party to pay his or her own costs and expenses, except as provided in this Agreement.

     7. Non-Assistance. The SAMI Group, DiPrete, Robert Cooke and Richard Fox shall not aid, abet, foment or cause a filing by another stockholder of a stockholder suit, whether derivative or direct, against N-Viro or the Non-JPN Defendants related in any way to the matters raised or that could have been raised in the Lawsuit.

     8. Submission of Agreement to Chancery Court. After the parties to this Agreement have executed this Agreement, N-Viro and SAMI shall present this Agreement to the Chancery Court and request its approval of the Agreement.

     9. Agreement Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach of this Agreement, shall be settled by arbitration administered by the American Arbitration Association under its Commercial Arbitration Rules, and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction of the matter; provided that this paragraph is not intended to compel arbitration of any matter raised in the Lawsuit.

     10. Counterparts. This Agreement may be signed in counterparts and shall be as effective as if all the signatories signed the same copy of the Agreement.


Witnesses:                              STRATEGIC  ASSETMANAGEMENT,
                                   INC.

                                   By:  /s/  Robert  Allen  Cooke
                                     ----------------------------
                                   Its:  /s/  President
                                      -----------------
                                   Dated:    June  25,  2004
                                        --------------------


Witnesses:                              N-VIRO  INTERNATIONAL
                                   CORPORATION

 /s/  Louis  St.Amadio                         By:  /s/  Phillip  Levin
----------------------                           ----------------------
                                             Its:  /s/  Chairman  of  the  Board
                                                --------------------------------
                                             Dated:  June  23,  2004


Witnesses:

  /s/   Tricia  L.  Bacon                            /s/  Michael  G.  Nicholson
-------------------------                         ------------------------------
                                                   Michael  Nicholson
                                                   Dated:  June  28,  2004


Witnesses:

  /s/   Billie  Lindsay                            /s/  Terry  J.  Logan
-----------------------                         ------------------------
                                                   Terry  J.  Logan
                                                   Dated:  June  24,  2004


Witnesses:

  /s/   Elizabeth  Kemp                            /s/  Bobby  B.  Carroll
-----------------------                         --------------------------
                                                  Bobby  B.  Carroll
                                                  Dated:  June  29,  2004


Witnesses:

/s/  Louis  St.Amadio                         By:  /s/  Phillip  Levin
---------------------                           ----------------------
                                                Phillip  Levin
                                                 Dated:  June  23,  2004


Witnesses:

/s/  Gregory  Theokas                         By:  /s/  Daniel  J.  Haslinger
---------------------                           -----------------------------
                                               Daniel  J.  Haslinger
                                               Dated:  June  29,  2004


Witnesses:

/s/  Jacqueline  D. Kerns                         By:  /s/  B.K. Wesley Copeland
-------------------------                           ----------------------------
                                                     B.K.  Wesley  Copeland
                                                     Dated:  June  29,  2004




                                                                    Exhibit 99.4
                                                                    ------------

                                              NEWS RELEASE FOR IMMEDIATE RELEASE
                                                   For More Information Contact:
                                                    Phil Levin., Chairman  & CEO
                                                                  (419) 535-6374

                        N-VIRO'S TOLEDO CONTRACT EXTENDED

Toledo,  Ohio, August 11, 2004 - N-Viro International Corp. (OTC Bulletin Board:
NVIC:OB) announced today that the Toledo City Council passed a resolution to extend N-Viro International Corp.'s sludge stabilization contract for five (5) years beginning January 1, 2005. Acting CEO Phil Levin indicated that N-Viro has taken steps to reduce transportation, distribution and other costs, which we expect to offset the reduction in revenue. "We are pleased to continue our relationship with the City of Toledo to provide the support and service to the City."

N-Viro International Corporation develops and licenses its technology to municipalities and private companies. N-Viro's patented processes use lime and/or mineral-rich, combustion byproducts to treat, pasteurize, immobilize and convert wastewater sludge and other bio-organic wastes into biomineral agricultural and soil-enrichment products with real market value. More information about N-Viro International can be obtained by contacting the office or on the Internet at www.nviro.com or by e-mail inquiry to info@nviro.com.

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