Form 10QSB
period 2004-09-30
N-VIRO INTERNATIONAL CORP
filed 2004-11-15
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
   X       QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                       OR
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

          As of November 5, 2004, 3,270,993 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

  Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                           ---


PART  I  -  FINANCIAL  INFORMATION


ITEM  1.        FINANCIAL  STATEMENTS



                                          N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                             Three Months Ended Sept 30   Nine Months Ended Sept 30

                                                                    2004         2003         2004         2003
                                                                 -----------  -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,253,551   $1,408,921   $4,301,459   $4,062,312

Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . .     946,805    1,017,389    3,105,042    2,992,748
                                                                 -----------  -----------  -----------  -----------

Gross Profit. . . . . . . . . . . . . . . . . . . . . . . . . .     306,746      391,532    1,196,417    1,069,564

Operating expenses:
Selling, general and administrative . . . . . . . . . . . . . .     352,957      629,713    1,359,521    1,724,780
                                                                 -----------  -----------  -----------  -----------
                                                                    352,957      629,713    1,359,521    1,724,780
                                                                 -----------  -----------  -----------  -----------

Operating loss. . . . . . . . . . . . . . . . . . . . . . . . .     (46,211)    (238,181)    (163,104)    (655,216)

Nonoperating income (expense):
Interest and dividend income. . . . . . . . . . . . . . . . . .       5,947          358       21,505        2,754
Interest expense. . . . . . . . . . . . . . . . . . . . . . . .      66,291      (35,259)      16,871     (129,881)
Gain on legal debt forgiven . . . . . . . . . . . . . . . . . .           -            -      157,174            -
Income (loss) from equity investment in joint venture . . . . .     (13,486)     (15,798)    (118,470)     (28,621)
                                                                 -----------  -----------  -----------  -----------
                                                                     58,752      (50,699)      77,080     (155,748)
                                                                 -----------  -----------  -----------  -----------

Income (loss) before income taxes . . . . . . . . . . . . . . .      12,541     (288,880)     (86,024)    (810,964)

Federal and state income taxes. . . . . . . . . . . . . . . . .           -            -            -            -
                                                                 -----------  -----------  -----------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $   12,541   $ (288,880)  $  (86,024)  $ (810,964)
                                                                 ===========  ===========  ===========  ===========


Basic and diluted income (loss) per share . . . . . . . . . . .  $     0.00   $    (0.11)  $    (0.03)  $    (0.31)
                                                                 ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted.   3,210,423    2,577,433    3,016,243    2,577,433
                                                                 ===========  ===========  ===========  ===========


                 See Notes to Consolidated Financial Statements



                                               N-VIRO INTERNATIONAL CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS


                                                                               Sep. 30, 2004 (Unaudited)    December 31, 2003
                                                                               --------------------------  -------------------
ASSETS
-------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  74,078   $          123,547
Restricted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     75,112                    -
Receivables:
Trade, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    897,344              842,583
Notes receivable - current. . . . . . . . . . . . . . . . . . . . . . . . . .                     95,351               59,017
Related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          -               17,000
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .                     48,813               49,540
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     20,000               80,932
                                                                               --------------------------  -------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,210,698            1,172,619

Property and Equipment, Net . . . . . . . . . . . . . . . . . . . . . . . . .                    396,755              468,497

Investment in Florida N-Viro, L.P.. . . . . . . . . . . . . . . . . . . . . .                          -                    -

Notes Receivable, net of current portion. . . . . . . . . . . . . . . . . . .                    201,204              346,248

Intangible and Other Assets, Net. . . . . . . . . . . . . . . . . . . . . . .                  1,121,116            1,209,825
                                                                               --------------------------  -------------------

                                                                               $               2,929,773   $        3,197,189
                                                                               ==========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . .  $                 162,730   $          259,782
Line-of-credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    160,112              398,223
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,365,538            1,737,019
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    323,824              419,377
                                                                               --------------------------  -------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,012,204            2,814,401

Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . .                    137,167              394,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; authorized 7,000,000 shares; issued
3,357,350 in 2004 and 2,713,833 in 2003 . . . . . . . . . . . . . . . . . . .                     33,574               27,138
Preferred stock, $.01 par value; authorized 2,000,000 shares; issued 1 share.                          -                    -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .                 14,459,409           13,587,484
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (13,027,691)         (12,941,666)
                                                                               --------------------------  -------------------
                                                                                               1,465,292              672,956
Less treasury stock, at cost, 123,500 shares. . . . . . . . . . . . . . . . .                    684,890              684,890
                                                                               --------------------------  -------------------
Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . . .                    780,402              (11,934)
                                                                               --------------------------  -------------------

                                                                               $               2,929,773   $        3,197,189
                                                                               ==========================  ===================



                 See Notes to Consolidated Financial Statements


                                         N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                    Nine Months Ended September 30
                                                                                               2004        2003
                                                                                            ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .  $(114,881)  $  28,728

CASH FLOWS FROM INVESTING ACTIVITIES
Increases (reductions) to restricted cash and cash equivalents . . . . . . . . . . . . . .    (75,112)    400,000
Collections on notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,000      16,358
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,395)    (15,277)
Sales of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,409       8,692
Expenditures for intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26,257)    (36,930)
                                                                                            ----------  ----------
Net cash provided (used) in investing activities . . . . . . . . . . . . . . . . . . . . .    (79,355)    372,843

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock - options, warrants and private placement. . . . . . . . . . . . . . . .    543,180           -
Borrowings under long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . .     74,386     336,003
Private placement expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,696)          -
Principal payments on long-term obligations. . . . . . . . . . . . . . . . . . . . . . . .   (222,992)   (472,567)
Net payments on line-of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (238,111)   (237,864)
                                                                                            ----------  ----------
Net cash provided (used) by financing activities . . . . . . . . . . . . . . . . . . . . .    144,767    (374,428)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .    (49,469)     27,143

CASH AND CASH EQUIVALENTS - BEGINNING. . . . . . . . . . . . . . . . . . . . . . . . . . .    123,547       4,935
                                                                                            ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  74,078   $  32,078
                                                                                            ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the nine months ended for interest. . . . . . . . . . . . . . . . . . . .  $  37,767   $  77,857
                                                                                            ==========  ==========

During the nine months ended September 30, 2004, the Company issued unregistered common stock with a fair market value of $227,533 for payment of trade debts

During the nine months ended September 30, 2004 the Company issued unregistered common stock with a fair market value of $91,710 to current and former directors

During the nine months ended September 30, 2004, the Company issued unregistered common stock with a fair market value of $88,000 to Ophir Holdings for consulting services


                 See Notes to Consolidated Financial Statements




                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2004 may not be indicative of the results of operations for the year ended December 31, 2004. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2003.

     The financial statements are consolidated as of September 30, 2004 and December 31, 2003 for the Company. There were no intercompany transactions.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has in the past sustained operating and net losses. In addition, the Company has used substantial amounts of working capital in its operations which has reduced the Company's liquidity to a low level. At September 30, 2004, current liabilities exceed current assets by $801,505. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at September 30, 2004.

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

     Preferred Stock - The Company has authorized two million (2,000,000) shares of preferred stock, of which one share of Series A Redeemable Preferred Stock (the "Preferred Stock") has been issued. The Preferred Stock is non-transferable, has a term of ten years from August 27, 2003 and is subject to re-purchase by the Company for a nominal sum. The Preferred Stock has no voting rights, but has the special right, voting separately as a single class, to nominate and elect one member of the Board of Directors of the Corporation at the annual meeting of the shareholders of the Corporation at which such member is to be elected. The Preferred Stock is not convertible or exchangeable for any other securities or property of the Company and has no liquidation preference. The Preferred Stock is redeemable upon the occurrence of certain events, including the reduction in holdings of the Company's common stock by the initial holder, his family members and entities controlled by him or them to less than 17.5% of the outstanding shares of common stock as reflected on reports filed with the Securities and Exchange Commission under Section 16 of the Securities and Exchange Act of 1934, as amended.

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

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:



                                                  Three Months            Nine Months
                                                Ended Sept. 30,         Ended Sept. 30,
                                               2004        2003        2004        2003
                                            ----------  ----------  ----------  ----------
Net income (loss), as reported . . . . . .  $  12,541   $(288,880)  $ (86,024)  $(810,964)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects. . . . . . .   (182,546)    (18,621)   (436,788)    (57,536)
                                            ----------  ----------  ----------  ----------

Pro forma net loss . . . . . . . . . . . .  $(170,005)  $(307,501)  $(522,812)  $(868,500)
                                            ==========  ==========  ==========  ==========

Income (loss) per share:
Basic and diluted - as reported. . . . . .  $    0.00   $   (0.11)  $   (0.03)  $   (0.31)
                                            ==========  ==========  ==========  ==========

Basic and diluted - pro-forma. . . . . . .  $   (0.05)  $   (0.12)  $   (0.17)  $   (0.34)
                                            ==========  ==========  ==========  ==========


NOTE  2.     RELATED  PARTY  TRANSACTIONS

     On May 12, 2004, the Company granted to Michael Nicholson, a member of the Board and Chief Operating Officer, 50,000 options to purchase common stock of the Company, pursuant to his Employment Agreement (the "Agreement") dated June 6, 2003 and filed as an Exhibit to the Form 8-K filed with the Securities and Exchange Commission on June 10, 2003. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the Agreement, and changed the vesting of the 50,000 options as well as the pricing. The amended Agreement states the first 30,000 options are now fully vested at an option price of $0.90, and the balance of 20,000 options vest on the third and fourth anniversary of the original agreement, June 6, but priced as of August 12, 2004, or $1.95. Because these options were not granted until May 12, 2004 but priced lower than the fair market value as of that date, the Company is required to take a charge to earnings totaling approximately $68,400 ratably through June, 2007, the ending date of his employment agreement. The Company filed this amendment as an Exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 10, 2004.

     During the second quarter of 2004, 50,000 restricted shares of unregistered common stock of the Company were issued to Ophir Holdings, Inc., in payment for services under the terms of a Financial Public Relations Agreement signed May 20, 2004. The Company is recording an expense of $88,000 over the eight-month period ending December 31, 2004, in which the Agreement is in effect, for the estimated fair value of the stock for services rendered, or $11,000 per month. On September 30, 2004, we were notified that Ophir has adopted a plan of liquidation and has assigned its obligations to perform under the terms of the Agreement to Strategic Asset Management, Inc. ("SAMI").

     On July 1, 2004, the Company completed renegotiations and engaged its former Chief Executive Officer and a member of the Board of Directors, Terry J. Logan, as an outside consultant. Details of this arrangement were disclosed in a Form 8-K filed July 2, 2004.

     On July 1, 2004, the Company began an oral, at-will employment with its Chairman of the Board, Phillip Levin, as the Company's Chief Executive Officer. Details of this arrangement were disclosed in a Form 8-K filed July 2, 2004.

     On September 27, 2004, the Company executed both a memorandum of employment and storage site agreement with a member of the Board of Directors, Daniel J. Haslinger, effective August 16, 2004. Details of these arrangements were disclosed in a Form 8-K filed October 1, 2004.

     During the third quarter of 2004, the Company agreed to pay SAMI $125,000 to advance monies expected to be owed as a result of the Company's settlement in the Delaware Chancery Court. These fees were primarily for legal and other out-of-pocket costs incurred by SAMI in connection with the lawsuit filed in June, 2003. Further details of this litigation is described in Part II, Item 1, "Legal Proceedings".


NOTE  3.     LONG-TERM  DEBT

     In February 2003 the Company closed on an $845,000 credit facility with Monroe Bank + Trust (the "Bank"). This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance its prior debt and to provide working capital. The Company was in violation of financial covenants governing the credit facility at December 31, 2003, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, both of which require positive earnings. The Bank waived this violation in light of the Company's net loss for the year ended December 31, 2003, but required additional consideration in exchange for this waiver. In January 2004, the Company obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of all of its treasury stock to the Bank. At the first anniversary of initial credit facility, the Bank decreased the maximum amount available to borrow on the line to $400,000. The Company currently has renewed the line of credit through October, 2005. At September 30, 2004, the Company had $239,888 of borrowing capacity under the Credit Facility.


NOTE  4.     CONTINGENCIES

     The Company leases its executive and administrative offices in Toledo, Ohio, under a lease that was renewed in January 2003. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment through 2006 is approximately $56,000 each year. The total rental expense included in the statements of operations for the nine months ended September 30, 2004 and 2003 is approximately $37,100 and $42,900. The Company also leases various equipment on a month-to-month basis.

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

     On September 27, 2004, the Company executed both a memorandum of employment and storage site agreement with a member of the Board of Directors, Daniel J. Haslinger, effective August 16, 2004. Details of these arrangements were disclosed in a Form 8-K filed October 1, 2004.


NOTE  5.     NEW  ACCOUNTING  STANDARDS

     There were no new accounting pronouncements issued in the third quarter of 2004 that affect the Company.


NOTE  6.     SEGMENT  INFORMATION

     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

     For the third quarter of 2004, approximately 37% of the Company's revenue is from management operations, 60% from other domestic operations, 2% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended September 30, 2004 and 2003 (dollars in thousands):



                                                   Management               Domestic      Foreign    Research &
                                                   Operations              Operations   Operations   Development   Total
                                        ---------------------------------  -----------  -----------  ------------  ------
  Quarter Ended September 30, 2004
---------------------------------
Revenues . . . . . . . . . . . . . . .  $                             464  $       754  $        13  $         23  $1,254
Cost of revenues . . . . . . . . . . .                                323          605            -            19     947
Segment profits. . . . . . . . . . . .                                141          149           13             4     307
Identifiable assets. . . . . . . . . .                                307           67            -             -     374
Depreciation . . . . . . . . . . . . .                                 16            5            -             -      21

  Quarter Ended September 30, 2003
--------------------------------------
Revenues . . . . . . . . . . . . . . .  $                             558  $       815  $        13  $         23  $1,409
Cost of revenues . . . . . . . . . . .                                367          631            -            19   1,017
Segment profits. . . . . . . . . . . .                                191          184           13             4     392
Identifiable assets. . . . . . . . . .                                379           88            -             -     467
Depreciation . . . . . . . . . . . . .                                 16           11            -             -      27

  Nine Months Ended September 30, 2004
--------------------------------------
Revenues . . . . . . . . . . . . . . .  $                           1,458  $     2,735  $        39  $         69  $4,301
Cost of revenues . . . . . . . . . . .                                986        2,081            -            38   3,105
Segment profits. . . . . . . . . . . .                                472          654           39            31   1,196
Identifiable assets. . . . . . . . . .                                307           67            -             -     374
Depreciation . . . . . . . . . . . . .                                 46           15            -             -      61

  Nine Months Ended September 30, 2003
--------------------------------------
Revenues . . . . . . . . . . . . . . .  $                           1,565  $     2,390  $        38  $         69  $4,062
Cost of revenues . . . . . . . . . . .                              1,082        1,847            -            63   2,992
Segment profits. . . . . . . . . . . .                                483          543           38             6   1,070
Identifiable assets. . . . . . . . . .                                379           88            -             -     467
Depreciation . . . . . . . . . . . . .                                 47           32            -             -      79



A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended September 30, 2004 and 2003 is as follows (dollars in thousands):



                                                  Three Months        Nine Months
                                                 Ended Sept. 30     Ended Sept. 30
                                                ----------------  ------------------
                                                 2004     2003      2004      2003
                                                -------  -------  --------  --------
Segment profits:
Segment profits for reportable segments. . . .  $  307   $  392   $ 1,196   $ 1,070
Corporate selling, general and administrative
expenses and research + development costs. . .    (353)    (621)   (1,359)   (1,717)
Other income (expense) . . . . . . . . . . . .      59      (59)       77      (164)
                                                -------  -------  --------  --------
Consolidated earnings before taxes . . . . . .  $   13   $ (288)  $   (86)  $  (811)
                                                =======  =======  ========  ========

Identifiable assets:
Identifiable assets for reportable segments. .  $  374   $  467   $   374   $   467
Corporate property and equipment . . . . . . .      23       26        23        26
Current assets not allocated to segments . . .   1,211    1,438     1,211     1,438
Intangible and other assets not allocated to
segments . . . . . . . . . . . . . . . . . . .   1,322    2,575     1,322     2,575
Consolidated eliminations. . . . . . . . . . .       -     (234)        -      (234)
                                                -------  -------  --------  --------
Consolidated assets. . . . . . . . . . . . . .  $2,930   $4,272   $ 2,930   $ 4,272
                                                =======  =======  ========  ========

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $   21   $   27   $    61   $    79
Corporate depreciation and amortization. . . .      36       35       114       119
                                                -------  -------  --------  --------
Consolidated depreciation and amortization . .  $   57   $   62   $   175   $   198
                                                =======  =======  ========  ========



NOTE  7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

     Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 47.5% interest in the joint venture and accounts for its investment under the equity method. The Company's limited partner interest in the joint venture was reflected at a -0- value as of December 31, 2003. Any additional losses passed through from the partnership are recorded as an increase to the allowance against the Note Receivable due from the partnership.

     Condensed  financial  information of the partnership for the quarters ended
September  30,  2004  and  2003  is  as  follows:



                                 For the Quarter Ended Sept. 30
                                 ------------------------------
                                             2004       2003
                                           ---------   --------
Net sales . . . . . . . . . . . . . . . .  $346,115   $456,225
Gross profit (loss) . . . . . . . . . . .    31,363     22,940
Income (loss) from continuing operations.   (28,390)   (33,258)
Net income (loss) . . . . . . . . . . . .   (28,390)   (33,258)


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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

     Our overall revenue decreased $155,000, or 11%, to $1,254,000 for the quarter ended September 30, 2004 from $1,409,000 for the quarter ended September 30, 2003. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $65,000 from the same period ended in 2003;

     b) Revenue from the service fees for the management of alkaline admixture decreased $62,000 from the same period ended in 2003;

     c) Our processing revenue, including facility management revenue, showed a net decrease of $72,000 over the same period ended in 2003;

     d) Licensing of the N-Viro Process showed no activity in the quarter, the same as in 2003.

     e) Miscellaneous revenues increased $44,000 from the same period ended in 2003;

     f) Research and development revenue did not change from the same period ended in 2003.

     Our gross profit decreased $85,000, or 22%, to $307,000 for the three months ended September 30, 2004 from $392,000 for the three months ended September 30, 2003, and the gross profit margin decreased to 25% from 28% for the same periods. The decrease in gross profit margin is primarily due to the decrease in processing at privatized facilities, with approximately 15% of that decrease further due to seasonal declines in scheduled operations. The decrease in gross profit margin is primarily due to the shift in gross profit away from the non-privatized facilities, who were at a slightly higher margin a year ago.

     Our operating expenses decreased $277,000, or 44%, to $353,000 for the three months ended September 30, 2004 from $630,000 for the three months ended September 30, 2003. The decrease was primarily due to a decrease of approximately $178,000 in legal fees, $70,000 in employee payroll and $44,000 in settlement fees and expenses relating to the litigation with Strategic Asset Management, Inc., as described in Part II, Item 1,"Legal Proceedings", partially offset by an increase of approximately $85,000 in consulting fees and expenses.

     As a result of the foregoing factors, we recorded an operating loss of $46,000 for the three months ended September 30, 2004 compared to an operating loss of $238,000 for the three months ended September 30, 2003, a decrease in the loss of approximately $192,000.

     Our net nonoperating income (expense) increased by $109,000 to net nonoperating income of $59,000 for the three months ended September 30, 2004 from net nonoperating expense of $51,000 for the three months ended September 30, 2003. The increase in nonoperating income was primarily due to our recording a one-time downward adjustment of $70,000 to an accrual for interest expense estimated to be due on a tax liability, a decrease in other interest expense of $32,000 from 2003 and an increase in interest income of approximately $6,000, which was paid to the Company by Florida N-Viro. The overall increase was further aided by a decrease in the loss of approximately $2,000 in the equity of a joint venture, from a loss of $16,000 in 2003 to a loss of $14,000 in 2004.

     We recorded net income of approximately $13,000 for the three months ended September 30, 2004 compared to a net loss of $289,000 for the same period ended in 2003, a decrease in the loss of approximately $302,000.

     For the three months ended September 30, 2004 and 2003, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

     Our overall revenue increased $239,000, or 6%, to $4,301,000 for the nine months ended September 30, 2004 from $4,062,000 for the nine months ended September 30, 2003. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $129,000 from the same period ended in 2003;

     b) Revenue from the service fees for the management of alkaline admixture increased $19,000 from the same period ended in 2003;

     c) Our processing revenue, including facility management revenue, showed a net decrease of $53,000 over the same period ended in 2003;

     d) Licensing of the N-Viro Process showed a net increase of $72,000 from the same period in 2003, which had $-0- license sales.

     e) Miscellaneous revenues increased $72,000 from the same period ended in 2003;

     f) Research and development revenue did not change from the same period ended in 2003.

     Our gross profit increased $126,000, or 12%, to $1,196,000 for the nine months ended September 30, 2004 from $1,070,000 for the nine months ended September 30, 2003, and the gross profit margin increased to 28% from 26% for the same periods. The increase in gross profit is primarily due to the increase in revenue from one-time license fees, which are at a higher gross profit percentage than other types of revenue, and the increase in the number of ongoing processing facilities generating profit. One-time license fees are up-front fees paid by a licensee for the right to use the patented process without incurring additional, ongoing royalty payments. The increase in gross profit margin is also primarily due to the increase in one-time license fees, partially offset by a shift in gross profit away from the non-privatized facilities, who were at a slightly higher margin a year ago.

     Our operating expenses decreased $365,000, or 21%, to $1,360,000 for the nine months ended September 30, 2004 from $1,725,000 for the nine months ended September 30, 2003. The decrease was primarily due to a net decrease of approximately $404,000 in legal, auditing and outside professional fees, $70,000 in employee payroll and $40,000 in insurance costs, partially offset by an increase of approximately $83,000 in director-related fees and expenses, and $83,000 in consulting fees and expenses. Included in the increase of $83,000 for director-related costs was $74,000 for the value of unregistered stock issued to current and former outside directors for board meeting compensation.

     As a result of the foregoing factors, we recorded an operating loss of $163,000 for the nine months ended September 30, 2004 compared to an operating loss of $655,000 for the nine months ended September 30, 2003, a decrease in the loss of approximately $492,000.

     Our net nonoperating income (expense) increased by $233,000 to net nonoperating income of $77,000 for the nine months ended September 30, 2004 from net nonoperating expense of $156,000 for the nine months ended September 30, 2003. The increase in nonoperating income was primarily due to our recording a one-time gain on the forgiveness of debt due our patent law firm of approximately $157,000, our recording a one-time downward adjustment of $70,000 to an accrual for interest expense estimated to be due on a tax liability, a decrease in other interest expense of $77,000 from 2003 and an increase in interest income of $19,000, which was paid to us by Florida N-Viro. Offsetting the overall increase in net nonoperating income was an increase in the loss of approximately $90,000 in the equity of a joint venture, to a loss of $119,000 in 2004 from a loss of $29,000 in 2003.

     We recorded a net loss of $86,000 for the nine months ended September 30, 2004 compared to a net loss of $811,000 for the same period ended in 2003, a decrease in the loss of approximately $725,000.

     For the nine months ended September 30, 2004 and 2003, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $802,000 at September 30, 2004, compared to a working capital deficit of $1,642,000 at December 31, 2003, an increase in working capital of $840,000. Current assets at September 30, 2004 included cash and investments of approximately $149,000 (including restricted cash of $75,112), which is an increase of approximately $26,000 from December 31, 2003. The increase in working capital was principally due to the private placement of unregistered common stock with four stockholders for $435,188, the issuance of stock for payment of trade payables for approximately $319,000 and the exercise of stock warrants and options totaling approximately $111,000, offset by the operating loss for the nine month period.

     In the first nine months of 2004 our cash flow used by operations was approximately $115,000, a decrease of approximately $144,000 from the same period in 2003. This decrease was principally due to a decrease in both the net loss and the loss from Florida N-Viro totaling approximately $815,000 and cash received from the issuance of stock of approximately $319,000, reduced by the change in working capital of approximately $1,278,000.

     In February 2003 we closed on an $845,000 credit facility with Monroe Bank + Trust (the "Bank"). This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all our assets . We used the funds to refinance its prior debt and to provide working capital. We were in violation of financial covenants governing the credit facility at December 31, 2003, concerning the maintenance of both a tangible net worth amount and positive debt service coverage ratio for the period, both of which require positive earnings. The Bank waived this violation in light of our net loss for the year ended December 31, 2003, but required additional consideration in exchange for this waiver. In January 2004, we obtained a certificate of deposit in the amount of $75,000 with the Bank, and transferred custodianship of all of our treasury stock to the Bank. At the first anniversary of the initial credit facility, the Bank decreased the maximum amount available to borrow on the line to $400,000. We renewed the line of credit through October, 2005. At September 30, 2004, we had $239,888 of borrowing capacity under the Credit Facility.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. We did not change our reserve for bad debts during the first nine months of 2004.

     During the first nine months of 2004, our investment in a 47.5% owned partnership, Florida N-Viro, L.P., recorded a net loss to us of approximately $118,000. Cash flow from operations of Florida N-Viro, L.P. was negative, partially due to the planned closing of one of its operating facilities, but we believe Florida N-Viro, L.P. will provide adequate cash flow to fund its operations for the rest of 2004.

     We are currently active in pursuing a sale of our investment in Florida N-Viro, L.P., which may provide, in our opinion, additional funds to finance our cash requirements. This process has been delayed as a result of the hurricanes that occurred during the third quarter, and there can be no assurance we will successfully complete these negotiations.

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

     In June 2004, we reached settlement on trade debt and a note owed to our patent law firm, which totalled $470,442 through June 30, 2004. The law firm agreed, in exchange for cash payments totaling $183,268 and registered common stock of the Company worth $130,000 at the time of delivery, to forgive the balance of $157,174 in previously billed services and accrued interest. The cash payments were due from July 14 through July 31, 2004, and all payments were made timely. The stock was required to be delivered on September 1 and November 1, 2004 in equal installments, and both installments of stock were issued timely. Our total cash saved as a result of this settlement was $287,174.

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

     We believe that current market trends and increased and more focused emphasis on our business development efforts provide a basis for an optimistic outlook for 2005 and beyond. The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which the Company's patented N-Viro processes are very cost competitive, and well established in the market place. There are currently over 40 facilities worldwide using the N-Viro Process, with most of these for over 10 years, and five new facilities are expected to come on-line in the next twelve to eighteen months. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand our revenue base over the next five years and beyond. We believe we have sufficient liquidity to continue operations over the next twelve months.

OFF-BALANCE  SHEET  ARRANGEMENTS  AND  OTHER

     At September 30, 2004, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL  OBLIGATIONS

     The following table summarizes our contractual cash obligations at September 30, 2004, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



     Payments  Due  By  Period

                                                             Total    Less than 1 yr   1 - 3 yrs  4 - 5 yrs  after 5 yrs
                                                        ------------  --------------   ---------  ---------  -----------
Purchase obligations . . . . . . .                 (1)  $    780,400  $    150,800     $ 288,600  $ 156,000  $   185,000

Long-term debt obligations . . . .                 (2)       300,341       162,730       137,611         -           -

Operating leases . . . . . . . . .                 (3)       153,883        61,127        92,756         -           -

Capital lease obligations. . . . .                                 -            -             -          -           -

Other long-term debt obligations .                                 -            -             -          -           -
                                                        ------------  ------------     ---------   --------  -----------

Total contractual cash obligations                      $  1,234,624  $    374,657     $ 518,967  $ 156,000  $   185,000
                                                        ============  ============     =========  =========  ===========

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

     We derive a substantial portion of our revenue from services provided under municipal contracts, and many of these are subject to competitive bidding. We also intend to bid on additional municipal contracts, however, we may not be the successful bidder. Typically, 2-5 groups might bid on a project that meets our target specifications. In addition, some of our contracts will expire in the future and those contracts may not be renewed or may be renewed on less attractive terms. If we are not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on our business, financial condition and results of operation.

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

     Our business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the quarter ended September 30, 2004, our single largest customer accounted for approximately 37 percent of gross revenue and the top three customers accounted for approximately 65 percent of gross revenue.

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

WE  ARE  DEPENDENT  ON  THE  MEMBERS  OF  OUR  MANAGEMENT  TEAM.

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


FORWARD-LOOKING  STATEMENTS

     This 10-QSB contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; and
(vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-QSB; however, this list is not exhaustive and many other factors could impact the Company's business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-QSB are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-QSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-QSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM  3.        CONTROLS  AND  PROCEDURES

     As of September 30, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of September 30, 2004, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In May, 2004, the Court of Chancery of the State of Delaware for New Castle County (the "Court") issued a response to the proposed settlement of the pending shareholder derivative action (the "Lawsuit") in negotiations between us, certain directors and Strategic Asset Management, Inc. ("SAMI"), as a result of a hearing with the Court on December 15, 2003. This response was attached to the Form 10-QSB filed on August 16, 2004. The details of this settlement were disclosed in a Form 8-K filed on August 29, 2003. As a result of this memo, we negotiated a new Settlement Agreement and Release (the "Agreement") between us, SAMI and certain directors that was signed by all parties by June 29, 2004. This Agreement was also attached to the Form 10-QSB filed August 16, 2004. Principal monetary changes to the 2003 agreement were the removal of stock warrants due SAMI, but additional cash of $64,000 is due for estimated costs and expenses of SAMI.

     On October 14, 2004, at a hearing for the revised fee application of plaintiffs' counsel, it became known to the Vice Chancellor of the Court that the plaintiff, SAMI, had transferred to another party all shares of the Company which it had held at the time of the matters complained of in the Lawsuit, the time of filing the Lawsuit and the time of the settlement of the issues raised by the Lawsuit. Upon learning of the disposition of the shares, the Vice Chancellor indicated that he might be required to dismiss the action for lack of standing by the plaintiff. The Vice-Chancellor also announced from the bench that he found the revised fee application to be "fair, just and reasonable" and stated that, subject to a determination of whether dismissal was required, he would enter such an order. Under the rules of the Delaware Court of Chancery, SAMI may not voluntarily dismiss the derivative action with prejudice without the approval of the Court of Chancery. The Vice Chancellor requested a brief from plaintiffs' counsel on the question of standing, which has been submitted, and the parties are now awaiting a final order of the Court.

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


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     On September 1 and November 1, 2004, we issued 34,211 shares and 37,143 shares, respectively, of unregistered common stock to our patent law firm in settlement on trade debt owed. As part of the settlement, we agreed to issue the stock worth $130,000 at the time of delivery, in two installments on the dates issued. The market price of the September 1 issuance was $1.75 per share, and the price of the November 1 issuance was $1.90 per share.

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

     None


ITEM  5.  OTHER  INFORMATION

     None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:
          See  Exhibit  Index  below.

(b)     Reports  on  Form  8-K:

          We filed a report on Form 8-K on July 2, 2004, to announce it had reached agreements with two of our directors to provide services to us.

          We filed a report on Form 8-K on August 30, 2004, dated August 25, 2004, to announce we had been notified by the Delaware Chancery Court that a date of October 14, 2004 has been set to hold a hearing on our proposed settlement of a derivative action filed June 11, 2003 by Strategic Asset Management, Inc., and to enter judgment on the settlement terms.

          We filed a report on Form 8-K on September 10, 2004, dated September 9, 2004, to announce we had executed an Amendment to the Amended and Restated Employment Agreement dated June 6, 2003, with Michael G. Nicholson, a member of the Board of Directors.




                        N-VIRO INTERNATIONAL CORPORATION




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          N-VIRO  INTERNATIONAL  CORPORATION





Date:     November  15,  2004          /s/Phillip  I.  Levin
          -------------------          ---------------------
                                       Phillip  I.  Levin
                                       Chief  Executive  Officer  and  President
                                       (Principal  Executive  Officer)




Date:     November  15,  2004          /s/  James  K.  McHugh
          -------------------          ----------------------
                                       James  K.  McHugh
                           Chief Financial Officer, Secretary and Treasurer (Principal Financial & Accounting Officer)




                                  EXHIBIT INDEX

EXHIBIT  NO.       DOCUMENT

31.1               Certification  of CEO Pursuant to Section 302 of the Sarbanes
                     -  Oxley  Act  of  2002.

31.2               Certification  of CFO Pursuant to Section 302 of the Sarbanes
                     -  Oxley  Act  of  2002.

32.1               Certification  of  CEO  Pursuant  to  Section  906  of  the
                     Sarbanes-Oxley  Act  of  2002.

32.2               Certification  of  CFO  Pursuant  to  Section  906  of  the
                     Sarbanes-Oxley  Act  of  2002.