Form 10KSB
period 2004-12-31
N-VIRO INTERNATIONAL CORP
filed 2005-03-31
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
(MARK  ONE)
    X              ANNUAL  REPORT  UNDER  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
                  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER:  0-21802

                        N-VIRO INTERNATIONAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              DELAWARE                                   34-1741211
    (STATE OR OTHER JURISDICTION OF
  INCORPORATION  OR  ORGANIZATION)    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                        3450 W. CENTRAL AVENUE, SUITE 328
                     TOLEDO, OHIO                     43606
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (419) 535-6374



   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:  None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Common Stock, par
                              value $.01 per share

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
at  least  the  past  90  days.  Yes  X     No  ____
                                     ---

          Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State  registrant's  revenues  for  its  most  recent  fiscal  year:
$5,453,000

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the Over The Counter Bulletin Board as of February 28, 2005 was approximately $5,614,000.

          The number of shares of Common Stock of the registrant outstanding as of February 28, 2005 was 3,448,509.

          The number of shares of Preferred Stock of the registrant outstanding as of February 28, 2005 was 1.

                       DOCUMENTS INCORPORATED BY REFERENCE
          THE DEFINITIVE PROXY STATEMENT RELATING TO THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 19, 2005 IS INCORPORATED BY REFERENCE IN PART III TO THE EXTENT DESCRIBED THEREIN.


                                      INDEX


                                                                            PAGE
                                                                            ----

                                     PART I

Item  1.     Business                                                          2

Item  2.     Properties                                                        9

Item  3.     Legal  Proceedings                                               10

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      10

                                     PART II

Item  5.     Market  for  Registrant's  Common  Equity  and  Related          11
              Stockholder Matters and Small Business Issuer Purchases of Equity Securities


Item  6.     Management's  Discussion  and  Analysis  or                      12
              Plan  of  Operations

Item  7.     Financial  Statements                                            22

Item  8.     Changes  in  and  Disagreements  with  Accountants               23
              on  Accounting  and  Financial  Disclosure

Item  8A.     Controls  and  Procedures                                       23

Item  8B.     Other  Information                                              23



                                    PART III

Item  9.     Directors  and  Executive  Officers  of  the  Registrant         24

Item  10.     Executive  Compensation                                         24

Item  11.     Security  Ownership  of  Certain  Beneficial  Owners            24
               and  Management  and  Related  Stockholder  Matters

Item  12.     Certain  Relationships  and  Related  Transactions              24

Item  13.     Exhibits                                                        24

Item  14.     Principal  Accountant  Fees  and  Services                      26

                                     PART I

FORWARD-LOOKING  STATEMENTS

     This 10-KSB contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; and
(vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form10-KSB; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.


ITEM  1.          BUSINESS

GENERAL

     We were incorporated in Delaware in April, 1993, and became a public company in October 1993. We own and license the N-Viro Process, a patented technology to treat and recycle wastewater sludges and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electric utilities and other industries. See "The N-Viro Process."

     Our business strategy went from being a low cost provider of a process to marketing the N-Viro Process, which produces an "exceptional quality" sludge product, as defined in the 40 CFR Part 503 Sludge Regulations under the Clean Water Act of 1987 (the "Part 503 Regs"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will build and operate the N-Viro facility. To date, our revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludges generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. We have also operated N-Viro facilities for third parties on a start-up basis and currently operate one N-Viro facility on a contract management basis. There are currently over 40 wastewater treatment facilities throughout the world treating sludge using the N-Viro Process. We estimate that these facilities are treating and recycling sludge at an annualized rate of over 140,000 dry tons per year. There are several licensees not currently operating, including both international and domestic contractors or public generators, who are developing or designing site-specific N-Viro facilities.

     Since 1995, we have marketed licenses for the use of the N-Viro Process through our own sales and marketing force in the United States in all 50 states and the District of Columbia and internationally throughout the world. In certain countries outside the United States, we license the N-Viro Process through agents. Typically, the agreements with the agents provide for us to receive a portion of the up-front license fees and ongoing royalty fees paid by the licensees and a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro SoilTM. Agents have total responsibility and control over the marketing and contracts for N-Viro technology subject only to license models or minimum agreements with us. The sales representative network is the key component of our domestic sales strategy. We use 11 manufacturer's representatives, who receive a commission on certain revenue.

               The following table sets forth our Agents and the territorial rights of each Agent:

                                   The Agents
                                   ----------



      Agent                                Territory
----------------------------  ------------------------------------
  Bio-Recycle Pty. Ltd.. . .  Australia, New Zealand and Singapore
  CRM Technologies . . . . .  Eastern Europe
  EIEC . . . . . . . . . . .  Spain
  Esson Technology, Inc. . .  China
  Itico. . . . . . . . . . .  Egypt, North Africa, The Middle East
  Nesher Israel Cement, Ltd.  Israel
  N-Viro Filipino. . . . . .  Philippines
  N-Viro Systems Canada, Inc  Canada
  South Africa N-Viro. . . .  All Africa except North Africa


     In their respective territories, the Agents market licenses for the N-Viro Process, serve as distributors of alkaline admixture, oversee quality control of the N-Viro Process and N-Viro Soil, enforce the terms of the license agreements with licensees and market N-Viro Soil (or assist licensees in marketing N-Viro
Soil). In general, the Agents have paid one-time, up-front fees to us for the rights to market or use the N-Viro Process in their respective territories. Typically, the agreements with the Agents provide for us to receive a portion of the up-front license fees and ongoing royalty fees paid by the licensees and a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro Soil.

     Our principal facility is in Toledo, Ohio and is managed by us through a Contract Management Agreement with the City of Toledo. Revenue generated from and related to the Toledo operation accounts for about 34% of our total revenue. We process a portion of Toledo's wastewater sludge and sell the resulting N-Viro Soil product. In 2004, the City exercised its option to renew the contract for an additional five years through 2009. Currently, the contract is in its seventeenth year of operation. Our price has been renegotiated and, therefore, our relationship with the City of Toledo is now satisfactory.

          We jointly own with VFL Technologies, Inc., or VFL, through a limited partnership named Florida N-Viro, L.P., or Florida N-Viro, the Fort Meade, Florida facility. Our loans to Florida N-Viro, totaling $350,000 in unsecured, demand notes, remain outstanding. We maintain reserves of approximately $63,000 for the full amount of the accrued interest on all notes. In 2004, we continued to reserve all accrued interest due on the notes, but received approximately $19,000 in cash for accrued interest. In 2004, Florida N-Viro recorded a net loss of approximately $243,000. Cash flow from operations is negative, but we expect that Florida N-Viro will continue to provide adequate cash flow to fund operations for 2005. In 2004, VFL was sold to an independent third party. The effect on us and our investment in Florida N-Viro is uncertain.


     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. Currently, approximately 34% of our revenue is from management operations, 63% from other domestic operations, 2% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of our business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 7 hereof.

     RISKS OF DOING BUSINESS IN OTHER COUNTRIES. We conduct business in markets outside the United States, and expect to continue to do so. In addition to the risk of currency fluctuations, the risks associated with conducting business outside the United States include: social, political and economic instability; slower payment of invoices; underdeveloped infrastructure; underdeveloped legal systems; and nationalization. We have not entered into any currency swap agreements which may reduce these risks. We may enter into such agreements in the future if it is deemed necessary to do so. We cannot predict the full impact of this economic instability, but it could have a material adverse effect on revenues and profits.

THE  N-VIRO  PROCESS

     The N-Viro Process is a patented process for the treatment and recycling of bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludges from municipal wastewater treatment facilities. N-Viro Soil produced according to the N-Viro Process specifications is an "exceptional quality" sludge product under the Part 503 Regs.

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

     We are a distributor of alkaline admixture and are responsible for quality control of the admixture. We also work with established by-product marketers. We generally charge a mark-up over our cost for alkaline admixture sold directly by us.

     N-Viro Soil is sold for agricultural use as a bio-organic and mineral fertilizer with agricultural liming and nutrient values, as landfill cover material, as a topsoil blending ingredient and for land reclamation projects. We estimate that approximately twenty percent of the N-Viro Soil produced is utilized at landfills for cover material, small amounts are sold for land reclamation and similar projects, and a substantial portion of the remainder is sold for agricultural use or as a topsoil blend. Although the use of N-Viro Soil is not subject to any federal regulations or restrictions, each N-Viro facility is typically required to obtain a state and/or local permit for the sale of N-Viro Soil. In addition, many states and/or local governments require site-specific permits for the use of sludge products in bulk amounts.

RESEARCH  AND  DEVELOPMENT

     In 2004 we expended approximately $16,000 on research and patent development. Research and development on N-Viro Soil has been, to date, performed primarily by BioCheck Laboratories, a former wholly-owned subsidiary of ours, and Dr. Terry J. Logan, one of our directors, who continues to direct our research and patent development work under a consulting agreement that became effective July 1, 2004. All participants on our technology council, including Dr. Logan and the officers of BioCheck, have contracts with us, protecting our rights.

     In addition, in 2004 alone, grants totaling $90,000 were secured for process and product research. We continue to investigate methods to shorten drying time, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by immobilizing carbon dioxide in N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, we have developed a dryer system which reduces processing time while continuing to permit the survival of beneficial microflora. Our "BioBlend", which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, is being utilized to produce topsoil at the Englewood, Ohio N-Viro facility and at several other licensed facilities.

     We applied for two patents that were approved in 2004 for the use of mineral by-products to enhance heating, drying and disinfection of organic wastes under non-alkaline conditions.

     Because of the joint development of early N-Viro patents with the Medical College of Ohio ("MCO"), we agreed that the rights of MCO to any intellectual property which is being developed, patentable or patented, would generate royalties payable by us to MCO. We and MCO have also agreed that future claims to the N-Viro Soil process is % of technical revenues. MCO rights to BioBlend and other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties expensed to MCO through December 31, 2004 are approximately $61,000.

INDUSTRY  OVERVIEW

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

COMPETITION

     We are in direct and indirect competition with other businesses, including disposal and other wastewater sludge treatment businesses, some of which are larger and more firmly established and may have greater marketing and development budgets and capital resources than us. There can be no assurance that we will be able to maintain a competitive position in the sludge treatment industry.

     We compete against companies in a highly competitive market and have fewer resources than most of those companies. Our business competes within and outside the United States principally on the basis of the following factors:




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

     An EPA survey estimated that sludge generators in the United States utilized landfilling, incineration, surface disposal and ocean dumping as sludge management alternatives for approximately two-thirds of wastewater sludges generated. Although ocean dumping has been banned, other methods of sludge disposal remain permissible sludge management alternatives under the Part 503 Regs, and in many instances will be less expensive than treatment methods, including the N-Viro Process.

     Sludge treatment alternatives other than disposal include processes, such as aerobic and anaerobic digestion and lime stabilization, that typically produce lower quality sludge products, and other processes, such as pelletization, composting, high heat lime sterilization and high heat en-vessel lime pasteurization, that produce "exceptional quality" sludge products. Some of these processes have established a significant market presence, and we cannot predict whether any of such competing treatment processes will be more or less successful than the N-Viro Process.


ENVIRONMENTAL  REGULATION

     Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. Our operations and those of its licensees are subject to these evolving laws and the implementing regulations. The United States environmental laws which we believe are, or may be, applicable to the N-Viro Process and the land application of N-Viro Soil include Resource Conservation and Recovery Act, or RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984, or HSWA, the Federal Water Pollution Control Act of 1972, or the Clean Water Act, the Clean Air Act of
1970, as amended, or the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Pollution Prevention Act of 1990 and the Federal Insecticide, Fungicide and Rodenticide Act, or FIFRA. These laws regulate the management and disposal of wastes, control the discharge of pollutants into the air and water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America. In addition, various states have implemented environmental protection laws that are similar to the applicable federal laws and, in addition, states may require, among other things, permits to construct N-Viro facilities and to sell and/or use N-Viro Soil. There can be no assurance that any such permits will be issued.

     The Part 503 Regulations. Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use. Sewage sludge and the use and disposal thereof is regulated under the Clean Water Act. On February 19, 1993, the EPA published the Part 503 Regs under the Clean Water Act implementing the EPA's "exceptional quality" sludge program. These regulations establish sludge use and disposal standards applicable to approximately 35,000 publicly and privately owned wastewater treatment plants in the United States, including approximately 13,000 to 15,000 publicly owned treatment works, or POTWs. Under the Part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" sludge products and are not subject to any federal restrictions on agricultural use or land application. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product. Lower quality sludges and sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants. Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit. Agricultural and land applications of all sludges and sludge products, including N-Viro Soil and other "exceptional quality" sludge products, are typically subject to state and local regulation and, in most cases, require a permit.

     In order to ensure compliance with the Part 503 Regs, we review the results of regular testing of sludges required by the EPA to be conducted by wastewater treatment plants, and itself tests N-Viro Soil produced at N-Viro facilities on a regular basis. In general, we do not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product. In five N-Viro facilities, however, we have permitted the use of the N-Viro Process to produce a product that is not an "exceptional quality" sludge product due to the high pollutant levels of the resulting product. This product is not considered to be N-Viro Soil and is used solely for landfill cover at an adjacent landfill. In addition, we have previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product.

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

     The Resource Conservation and Recovery Act. RCRA regulates all phases of hazardous waste generation, management and disposal. Waste is subject to regulation as a hazardous waste under RCRA if it is a solid waste specifically listed as a hazardous waste by the EPA or exhibits a defined hazardous characteristic. Although domestic sewage and mixtures of domestic sewage and other wastes that pass through a sewer system to a POTW are specifically exempted from the definition of solid waste, once treated by the POTW, the sewage sludge is considered a solid waste. However, such sewage sludge is not considered a hazardous waste unless it exhibits a hazardous characteristic. While it is possible that sewage sludge could exhibit the toxicity characteristic, we believe that regular tests for hazardous constituent levels provide assurance that the sewage sludge used in the N-Viro Process does not exhibit the toxicity characteristic. The alkaline admixtures used in the N-Viro Process are specifically exempted from RCRA regulation by the so-called Bevill Amendments to RCRA. Although the benefit of the exemption provided by the Bevill Amendments can be lost if the alkaline admixture is derived from or mixed with a hazardous waste, we have adopted and implemented policies and operational controls, including review of operating permits held by alkaline admixture suppliers and periodic testing of such admixtures, to ensure that the alkaline admixtures used in the N-Viro Process by us and our licensees are not derived from or mixed with hazardous wastes.

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

     The Clean Air Act. The Clean Air Act empowers the EPA to establish and enforce ambient air quality standards and limits of emissions of pollutants from specific facilities. The Clean Air Act Amendments of 1990, or the Clean Air Act Amendments, impose stringent requirements upon owners and operators of facilities that discharge emissions into the air.

     Existing N-Viro facilities generally have installed "baghouse" technology for alkaline admixture storage and handling operations in order to collect airborne dust. At present, we do not believe that any N-Viro facilities will be required to undertake any further measures in order to comply with the Clean Air Act or the existing Clean Air Act Amendments. Ammonia odors of varying strength typically result from sludge treatment processes, including the N-Viro Process. A number of N-Viro facilities have installed ammonia "scrubbers" to reduce ammonia odors produced to varying degrees by the N-Viro Process. The installation of ammonia "scrubbers" is not required by the Clean Air Act or the existing Clean Air Act Amendments. However, we or our licensees may be required under the Occupational Safety and Health Act and state laws regulating nuisances, odors and air toxic emissions to install odor control technology to limit ammonia emissions and odors produced during the N-Viro Process, particularly at N-Viro facilities located near populated residential areas. The amount of ammonia gas produced is dependent upon the type of sludge being treated and the amount and type of alkaline admixture being used.

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

     We believe that the N-Viro Process poses little risk of releasing hazardous substances into the environment that presently could result in liability under CERCLA. Although the sewage sludge and alkaline waste products could contain hazardous substances (as defined under CERCLA), we have developed plans to manage the risk of CERCLA liability, including training of operators, regular testing of the sludge and the alkaline admixture to be used in the N-Viro Process and reviewing incineration and other permits held by the entities from whom alkaline admixtures are obtained.

     Other Environmental Laws. The Pollution Prevention Act of 1990 establishes pollution prevention as a national objective, naming it a primary goal wherever feasible. The act states that where pollution cannot be prevented, materials should be recycled in an environmentally safe manner. We believe that the N-Viro Process contributes to pollution prevention by providing an alternative to disposal.

     The alkaline admixtures used in the N-Viro Process may be required to be registered as pesticides under FIFRA because of their effect on pathogens in sludge. The EPA does not currently regulate commercial lime or any alkaline by-products under FIFRA and has not attempted to assert such jurisdiction to date. In the event the alkaline by-products are required to be registered under FIFRA, we would likely be required to submit certain data as part of the registration process and might be subject to further federal regulation.

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

EMPLOYEES

     As of December 31, 2004, we had 10 employees who were engaged in the following capacities: three in sales and marketing; three in finance and administration and four in operations. We consider our relationship with our employees to be satisfactory.

     We are a party to a collective bargaining agreement (the "Labor Agreement") covering certain employees of National N-Viro Tech, Inc., a wholly-owned subsidiary of ours. The employees that are covered by the Labor Agreement work at the Toledo, Ohio N-Viro facility which is operated by us on a contract management basis for the City of Toledo. These employees are members of the International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers Local Union No. 20, and we consider our relationship with the organization to be satisfactory. The Labor Agreement was scheduled to expire on October 31, 2004 but has been extended pending completion of negotiations between us and Local Union No. 20.


ITEM  2.          PROPERTIES

     Our executive and administrative offices are located in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. We believe our relationship with our lessor is satisfactory. The total minimum rental commitment for the years ending December 31, 2005 through 2006 is approximately $37,200 each year. The total rental expense included in the statements of operations for the years ended December 31, 2004 and 2003 is approximately $55,400 and $57,100, respectively. We also lease various equipment on a month-to-month basis.

     To date, we have licensed the N-Viro Process to municipalities in the eastern United States principally for use in municipally-owned wastewater treatment plants. We have also operated, generally on a start-up basis, N-Viro facilities for municipalities and currently operate one municipally-owned N-Viro facility on a contract management basis in Toledo, Ohio. As of December 31, 2004, there were more than 35 N-Viro facilities operating throughout the world.

     All of the existing N-Viro facilities are owned and operated by third parties, with the exception of the Toledo, Ohio facility which has been operated by us on a contract management basis since January 1990.

     Design and construction of a facility using the N-Viro Process is typically undertaken by local independent engineering and construction firms. Construction of a facility can be completed in approximately six months, but could take substantially longer, depending on the size and complexity of the facility. A number of N-Viro facilities, typically those located near residential areas, have installed odor control systems in order to minimize the release of ammonia odors resulting from the N-Viro Process. An odor control system can significantly increase construction time and cost. Construction of N-Viro facilities generally requires state and local permits and approvals and, in certain instances, may require an environmental impact study.

     We have previously licensed five treatment facilities to use an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product under the part 503 Regs. Royalty payments from sludge processed at the five facilities using such earlier technology currently account for less than two percent of total royalty payments to us and we do not actively market the use of this process.


ITEM  3.          LEGAL  PROCEEDINGS.

     In May, 2004, the Court of Chancery of the State of Delaware for New Castle County, which we refer to as the Court, issued a response to the proposed settlement of the pending shareholder derivative action, or the Lawsuit, in negotiations between us, certain directors and Strategic Asset Management, Inc., or SAMI, as a result of a hearing with the Court on December 15, 2003. This response was attached to the Form 10-QSB filed on August 16, 2004. The details of this settlement were disclosed in a Form 8-K filed on August 29, 2003. As a result of this response, we negotiated a new Settlement Agreement and Release between us, SAMI and certain directors that was signed by all parties by June 29, 2004. This Agreement was also attached to the Form 10-QSB filed on August
16, 2004. Principal monetary changes to the 2003 settlement agreement were the removal of stock warrants to SAMI. SAMI's costs for the Lawsuit have been paid in 2004 with $125,000 of cash and by the issuance on December 31, 2004 of 31,200 shares of unregistered common stock of the Company valued at $39,000.

     On October 14, 2004, it became known to the Vice Chancellor of the Court that the plaintiff had transferred to another party all shares of the Company which it had held at the time of the matters complained of in the Lawsuit, the time of filing the Lawsuit and the time of the settlement of the issues raised by the Lawsuit. Upon learning of the disposition of the shares, the Vice Chancellor indicated that he might be required to dismiss the action for lack of standing by the plaintiff. On January 13, 2005, another shareholder, Mark D. Behringer, intervened in the case requesting to be substituted for SAMI as plaintiff in the action and requesting the Court to issue an order approving the settlement. The Court has not yet ruled on the intervenor's request.

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


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     a.          Our  Annual  Stockholders  Meeting  was  held  on May 12, 2004.


     b. The members of our Board of Directors who were re-elected to fill vacancies as Class II Directors and to serve until the 2006 Annual Meeting and until their successors are elected and qualified are Phillip Levin, Terry J. Logan and Michael G. Nicholson.

          The members of the Board of Directors whose term of office as a director continued after the meeting are Brian Burns, Christopher J. Anderson, Daniel J. Haslinger and R. Francis DiPrete.


     c.          The  following  matters  were  voted  upon  at  the  Annual
Stockholders  Meeting:

          The proposal to approve our 2004 Stock Option Plan was approved as follows:


             For      Against     Abstain
           -------    -------     -------
           1,512,334  117,990     17,937


          The proposal to ratify Follmer Rudzewicz PLC as the independent auditors for the year 2004 was approved as follows:



          For     Against  Abstain
       ---------  -------  -------
       1,646,868   1,243    150


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET  INFORMATION

     Our shares of Common Stock are traded on the Over The Counter Bulletin Board under the symbol "NVIC.OB". The price range per share of the Common Stock since January 1, 2003, was as follows:


Quarter           High    Low
                  -----  -----
First 2003.       $1.70  $0.80
Second 2003       $1.01  $0.72
Third 2003.       $2.79  $0.70
Fourth 2003       $3.70  $2.40
First 2004.       $3.92  $2.35
Second 2004       $3.05  $1.30
Third 2004.       $1.96  $0.90
Fourth 2004       $2.51  $1.25


Our  stock  price  closed  at  $2.05  per  share  on  February  28,  2005.

HOLDERS

     As of February 28, 2005, the number of holders of record of our Common Stock was approximately 210.

DIVIDENDS

     We have never paid dividends with respect to our Common Stock. Payment of dividends is within the discretion of our Board of Directors and would depend, among other factors, on our earnings, capital requirements and our operating and financial condition.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     See Item 11 of this Form 10-KSB for the information required by Item 201(d) of Regulation S-B.

UNREGISTERED  SALES  OF  SECURITIES

     On January 9, 2004, we issued 7,329 shares of unregistered common stock to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for services rendered to management incurred from April through December, 2003, in the amount of $9,000 each, or a total of $18,000.

     From January 12, 2004 through February 17, 2004, we issued 41,500 shares of unregistered common stock to some of our employees and former directors for stock options exercised, realizing total proceeds to us of $66,117.

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

     On May 20, 2004, we contracted with Ophir Holdings, Inc., or Ophir, to provide consulting services for non-exclusive financial public relations through December 31, 2004. In exchange, we issued a total of 50,000 shares of unregistered common stock. Ophir was listed in our 2004 Definitive Proxy statement filed in April 2004 as a beneficial owner of 230,472 shares or 7.42% of our common stock as of March 24, 2004. On May 17, 2004, Ophir filed a Form 13D stating that it was the beneficial owner of -0- shares of our common stock.

     On September 1 and November 1, 2004, we issued 34,211 shares and 37,143 shares, respectively, of unregistered common stock to our patent law firm in settlement of trade debt owed. As part of the settlement, we agreed to issue the stock worth $130,000 at the time of delivery, in two installments on the dates issued. The market price of the September 1 issuance was $1.90 per share, and the price of the November 1 issuance was $1.75 per share.

     In December, 2004, we contracted with Quest Equities, LLC, or Quest, to provide non-exclusive financial and business consulting services through November 2005. In exchange, we issued 50,000 shares of unregistered common stock.

     We are currently completing a private placement of up to $835,188 in unregistered shares of our common stock. We hope to sell up to 668,151 shares of common stock at a price per share of $1.25. As announced in a Form 8-K on June 18, 2004, this price was lowered from $2.25 per share, the total amount of the private placement increased from $750,000 and the price of the associated warrants decreased to $1.85 from $2.85. During February and early March, 2004, we issued 193,417 shares for total proceeds of $435,188. To reflect the re-pricing, in June, 2004 we issued an additional 154,734 shares for no additional proceeds. During December, 2004, we issued an additional 125,200 shares for total proceeds of $156,500. We expect to issue additional shares subsequent to the date of the filing of this document during the first quarter of 2005.

     All  of  the  foregoing issuances were exempt from registration pursuant to
Section  4(2)  of  the  Securities  and  Exchange  Act  of  1933.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

OVERVIEW
     The following is a discussion of our results of operations and financial position for the periods described below, and should be read in conjunction with "Selected Financial Data" and the Financial Statements and Supplementary Data appearing elsewhere in this Form 10-KSB. The discussion includes various forward-looking statements about our markets, products, services and our results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from these indicated forward-looking statements.

     The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:


                      FOR  THE  YEAR  ENDED  DECEMBER  31,
                            2004          2003
                           ------        ------
Technology fees . . .       12.0%         12.6%
Facility management .       25.4%         25.7%
Products and services       62.6%         61.7%
                           ------        ------
Totals. . . . . . . .      100.0%        100.0%
                           ------        ------

     Technology fee revenues consist of: royalty revenue, which represent ongoing amounts received from licensees for continued use of the N-Viro Process and are typically based on volumes of sludge processed; license and territory fees, which represent non-recurring payments for the right to use the N-Viro Process in a specified geographic area or at a particular N-Viro facility; research & development revenue, which represent payments from federal and state agencies awarded to us to fund ongoing site-specific research utilizing the N-Viro technology.

     Facility management revenues are recognized under contracts where we manage the N-Viro Process ourselves to treat sludge, pursuant to a fixed price contract.

     Product and service revenues consist of: alkaline admixture revenue, which represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by us and our Agents to N-Viro facilities; service fee revenue for the management of alkaline admixture, which represent fees charged by us to manage and sell the alkaline admixture on behalf of a third party customer; N-Viro Soil sales, which represent either revenue received from sales of N-Viro Soil sold by N-Viro facilities, or through sales of N-Viro Soil sold directly by us; commissions earned on sales of equipment to an N-Viro facility; rental of equipment to a licensee or agent; testing income, which represent fees charged for the periodic quality control of the N-Viro Soil produced; equipment sales, which represent the price charged for equipment held for subsequent sale.

     Our policy is to record the revenues payable pursuant to agency and license agreements when we have fulfilled our obligations under the relevant contract, except when it pertains to a foreign license agreement. In the case of foreign licenses, revenue is recorded when cash is received and when we have fulfilled our obligations under the relevant foreign agreement.

RESULTS  OF  OPERATIONS

     The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.



                                      Year Ended        Period to Period     Year Ended
                                       December 31,       Percentage         December 31,
                                         2004                Change              2003
                                       ----------         -------------      -----------

(Dollars in thousands)
-------------------------------------
COMBINED STATEMENT OF
    OPERATIONS DATA:
Revenues. . . . . . . . . . . . . . .  $5,454              1.0%              $ 5,401

Cost of revenues. . . . . . . . . . .   3,941             (0.7%)               3,970

Gross profit. . . . . . . . . . . . .   1,513              5.7%                1,431

Operating expenses. . . . . . . . . .   1,628            (27.7%)               2,253

Operating loss. . . . . . . . . . . .    (115)                *                 (822)

Non-operating income (expense). . . .      43                 *                 (700)

Loss before income tax expense. . . .     (72)                *               (1,522)

Federal and state income tax expense.       0                 *                    0

Net loss. . . . . . . . . . . . . . .  $  (72)                *              $(1,522)




PERCENTAGE OF REVENUES:
Revenues. . . . . . . . . . . . . . .  100.0%                                  100.0%

Cost of revenues. . . . . . . . . . .   72.3                                    73.5

Gross profit. . . . . . . . . . . . .   27.7                                    26.5

Operating expenses. . . . . . . . . .   29.8                                    41.7

Operating income (loss) . . . . . . .   (2.1)                                  (15.2)

Non-operating income (expense). . . .    0.8                                   (13.0)

Loss before income tax expense. . . .   (1.3)                                  (28.2)

Federal and state income tax expense.    0.0                                     0.0

Net loss. . . . . . . . . . . . . . .  (1.3%)                                  (28.2%)



* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON  OF  YEAR  ENDED  DECEMBER 31, 2004 WITH YEAR ENDED DECEMBER 31, 2003
     Revenues increased $53,000, or approximately 1.0%, to $5,454,000 for the year ended December 31, 2004 from $5,401,000 for the year ended December 31, 2003. The increase in revenue was due to the following: revenues from one-time domestic license or international territory fees decreased $34,000, to $72,000 in 2004 from $106,000 in 2003; revenues from existing on-line facilities increased $87,000 to $5,382,000 from $5,295,000 in 2003. This net increase in revenue from existing on-line facilities was primarily from:

     a) Sales of alkaline admixture increased $70,000 from the same period ended in 2003;

     b) Revenue from the service fees for the management of alkaline admixture increased $30,000 from the same period ended in 2003;

     c) Our processing revenue, including facility management revenue, showed a net decrease of $54,000 over the same period ended in 2003;

     d) Miscellaneous revenues increased $40,000 from the same period ended in 2003;

     e) Research and development revenue did not change from the same period ended in 2003.

All of the decrease in processing revenue was from decreased sales of the N-Viro Soil product. In July 2004, we altered our revenue and cost system for selling and trucking the product, concurrently reducing our gross revenue as well as our cost. The net cost per ton was decreased by this change. Also, in 2004 we closed down our off-site storage and blend site, which accounted for approximately one-half the decrease in the N-Viro Soil product revenue. For 2005, we expect a decrease in facility management revenue from 2004 as the provisions of the renewed operating contract require a decrease in the price charged to the licensee.

     Our gross profit increased $82,000, or 5.7%, to $1,513,000 for the year ended December 31, 2004 from $1,431,000 for the year ended December 31, 2003, and the gross profit margin increased to 28% from 26% for the same periods. The increase in gross profit is primarily due to the decrease in the cost of trucking the N-Viro Soil product, partially offset by a decrease in the number of ongoing processing facilities generating profit. The increase in gross profit margin is also primarily due to the decrease in the cost of trucking the N-Viro Soil product, partially offset by a shift in gross profit away from the non-privatized facilities, who were at a slightly higher margin a year ago.

     Our operating expenses decreased $625,000, or 28%, to $1,628,000 for the year ended December 31, 2004 from $2,253,000 for the year ended December 31, 2003. The decrease was primarily due to a net decrease of approximately $504,000 in legal, auditing and outside professional fees, $111,000 in employee payroll, $50,000 in the allowance for bad debts, $46,000 for office and related expenses, $43,000 in insurance costs and $44,000 in research + development costs. These decreases were partially offset primarily by an increase of approximately $138,000 in consulting fees and expenses and $73,000 in director-related fees and expenses. Included in the increase for director-related costs was $74,000 for the value of unregistered stock issued to current and former outside directors for board meeting compensation.

     Our nonoperating income (expense) increased by $743,000 to income of $43,000 for the year ended December 31, 2004 from expense of $700,000 for the year ended December 31, 2003. The increase in nonoperating income was primarily due to a decrease in the loss of $423,000 in the equity of a joint venture, to a loss of $116,000 in 2004 from a loss of $539,000 in 2003. Also, we recorded a one-time gain on the forgiveness of debt due our patent law firm of approximately $157,000 (see further discussion under "Liquidity and Capital Resources") and a decrease in interest expense of $165,000.

     We recorded a net loss of approximately $72,000 for the year ended December 31, 2004 compared to a net loss of approximately $1,522,000 for the year ended December 31, 2003, a decrease in the loss of approximately $1,450,000.

     We incurred a loss of approximately $115,000 on our share of Florida N-Viro, L.P. in 2004, a decrease in loss of $423,000 from 2003. Included in the loss for 2003 was approximately $500,000 for an impairment write-down of a group of assets at one of Florida N-Viro's operating sites. Our investment in the joint venture reflects zero value on our balance sheet, and 2004's loss has been added to the allowance to reserve the Note Receivable due from Florida N-Viro. Even though the investment is reflected at zero value, we believe the remaining operating assets of Florida N-Viro have value and will be marginally profitable in 2005. See the discussion in Liquidity and Capital Resources section later in this Item 6.

INFLATION

     We believe that inflation has not had a material impact to date on our operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $384,000 at December 31, 2004 compared to a deficit of $1,642,000 at December 31, 2003, a decrease of approximately $1,258,000. Current assets at December 31, 2004 include cash of $223,000, which is an increase of approximately $100,000 from December 31, 2003, of which approximately $76,000 is restricted under our Bank credit agreement to secure the credit facility. The increase in working capital was principally due to the private placement of unregistered common stock for approximately $592,000, the issuance of stock for payment of trade payables for approximately $319,000 and the exercise of stock warrants and options totaling approximately $111,000, offset by the operating loss for the year.

     In 2004 our cash flow used by operations was approximately $60,000, a decrease of approximately $378,000 from 2003. This decrease was principally due to a decrease in both the net loss and the loss from Florida N-Viro totaling approximately $1,000,000 and cash received from the issuance of stock for fees and services of approximately $499,000, reduced by the change in working capital of approximately $1,900,000.

     In February 2003 we closed on an $845,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all our assets . We used the funds to refinance our prior debt and to provide working capital. We were in violation of financial covenants governing the credit facility at December 31, 2003, but the Bank waived this violation but required additional consideration in exchange for this waiver. In January 2004, we purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all of our treasury stock to the Bank. At the first anniversary of the initial credit facility, the Bank decreased the maximum amount available to borrow on the line to $400,000, but also reduced the financial covenants to make it easier for us to maintain the facility. We currently have renewed the line of credit through October 2005, and are not in violation of any financial covenants. In February 2005, the Bank amended the facility and released certain additional collateral but required us to provide an additional $50,000 certificate of deposit. At December 31, 2004, we had $200,000 of borrowing capacity under the credit facility.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. We decreased our reserve for bad debts in December 2004 by approximately $22,000 to reflect the decreased amount of outstanding trade receivables from 2003.

     During 2004, our investment in a 47.5% owned partnership, Florida N-Viro, L.P., recorded a net loss to us of approximately $115,000. Cash flow from operations of Florida N-Viro, L.P. was negative, partially due to the planned closing of one of its operating facilities, but we believe Florida N-Viro, L.P. will provide adequate cash flow to fund its operations for 2005.

     We are currently active in pursuing a sale of our investment in Florida N-Viro, L.P., which may provide, in our opinion, additional funds to finance our cash requirements. This process has been delayed as a result of a change in the ownership of our partner, and there can be no assurance we will successfully complete these negotiations.

     During the first quarter of 2004, an additional 41,500 shares of common stock were issued to some of our employees and former directors for stock options exercised, realizing total proceeds to us of $66,117. Also during the first quarter of 2004, 50,000 warrants were exercised jointly by J. Patrick Nicholson and three of his sons, Michael, Robert and Timothy Nicholson, pursuant to the terms of an agreement signed in February, 2003 and we issued 50,000 shares of unregistered common stock in exchange for $45,000 in proceeds. The proceeds of the exercises of both the options and warrants were used for working capital.

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

     From February to June of 2004, we issued 348,150 shares in private placements for total proceeds of $435,188. During December, 2004, we issued an additional 125,200 shares in private placements for total proceeds of $156,500. We expect to issue approximately 70,000 additional shares subsequent to the date of the filing of this document in a private placement in the first quarter of 2005.

     On May 28, 2004, we announced in a Form 8-K that we were renegotiating an operating contract with our largest customer, the City of Toledo (the "City"). On August 11, 2004, we announced in a press release that the City approved a resolution on August 10, 2004 to modify and extend our contract for advanced sewage sludge stabilization treatment with them for an additional five years through December 31, 2009. Modifications to the contract include a reduction in the price per ton from $39.60 to $32.00 for the first 35,000 wet tons of sludge processed, but provides for an additional 3,000 wet tons at $25.00 per ton at our discretion. The addendum also permits either party to re-open negotiations on pricing due to increased fuel costs. We expect to reduce our cost of operating this contract to offset the reduction of revenue.

     In June 2004, we reached settlement on trade debt and a note owed to our patent law firm, which totalled $470,442 through June 30, 2004. The law firm agreed, in exchange for cash payments totaling $183,268 and our common stock worth $130,000 at the time of delivery, to forgive the balance of $157,174 in previously billed services and accrued interest. The cash payments were due from July 14 through July 31, 2004, and all payments were made timely. The stock was required to be delivered on September 1 and November 1, 2004 in equal installments, and both installments of stock were issued timely. Our total cash saved as a result of this settlement was $287,174.

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

     We expect continued improvements in operating results for 2005 primarily due to lowered administrative costs, along with realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and positively impact 2005 operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At December 31, 2004, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL  OBLIGATIONS

     The following table summarizes our contractual cash obligations at December 31, 2004, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



                                                                         Payments Due By Period
                                                 Total     Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                               ----------  -----------------  ------------  ------------  --------------
Purchase obligations . . . . . . .        (1)  $  729,200  $         150,800  $    270,400  $    156,000  $      152,000
Long-term debt obligations . . . .        (2)     205,335             91,072       114,263             -               -
Operating leases . . . . . . . . .        (3)     110,905             48,042        62,863             -               -
Capital lease obligations                               -                  -             -             -               -
Other long-term debt obligations                        -                  -             -             -               -
                                               ----------  -----------------  ------------  ------------  --------------
Total contractual cash obligations             $1,045,440  $         289,914  $    447,526  $    156,000  $      152,000
                                               ==========  =================  ============  ============  ==============

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

     Equity Method Investment - We account for our investment in joint ventures under the equity method. We periodically evaluate the recoverability of our equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, we would record a write-down of excess investment cost. Management has determined that no write-down was required at December 31, 2004 and 2003.

     Intangible Assets - Intangible assets deemed to have indefinite lives are tested for impairment by comparing the fair value with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows. In accordance with SFAS No. 142, we test for impairment annually.

     Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments. Management believes the carrying amounts of the current and long-term debt approximate their fair value based on interest rates for the same or similar debt offered to us having the same or similar terms and maturities.

     Income Taxes - We assume the deductibility of certain costs in income tax filings and estimate the recovery of deferred income tax assets.

     New Accounting Standards - The Financial Accounting Standards Board, or FASB, has issued the following new accounting and interpretations, which may be applicable in the future to us:

     SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement is effective immediately. The adoption of this standard had no effect on our financial condition or results of operations.

     SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", amends the guidance in APB No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective immediately. The adoption of this standard had no effect on our financial condition or results of operations.

     SFAS No. 123, "Accounting for Stock-Based Compensation", was revised in December 2004. This revision changes the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard had no effect on our financial condition or results of operations for the current year, but it expected to affect our financial condition and results of operations starting with the first quarter of 2006.

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

     We derive a substantial portion of our revenue from services provided under municipal contracts, and many of these are subject to competitive bidding. We also intend to bid on additional municipal contracts, however, and may not be the successful bidder. In addition, some of our contracts will expire in the future and those contracts may not be renewed or may be renewed on less attractive terms. If we are not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on our business, financial condition and results of operation.

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

     Our business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the year ended December 31, 2004 and 2003, our single largest customer accounted for approximately 34 percent and 35 percent, respectively, of our revenues and our top three customers accounted for approximately 63 percent and 69 percent, respectively, of our revenues.

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

     We have entered into employment agreements with certain members of our management team, which contain non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one of our key executive officers were to leave our employ and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could have a material and adverse effect on our business and financial condition.

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

ITEM  7.          FINANCIAL  STATEMENTS






                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

REPORTS  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRMS     F-3  -  F-4

FINANCIAL  STATEMENTS
    Consolidated  balance  sheets                                   F-5  -  F-6
    Consolidated  statements  of  operations                                F-7
    Consolidated  statements  of  stockholders'  equity                     F-8
    Consolidated  statements  of  cash  flows                               F-9
    Notes  to  consolidated  financial  statements                F-10  -  F-27











REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM


Board  of  Directors
N-Viro  International  Corporation

We have audited the accompanying consolidated balance sheet of N-Viro International Corporation (a Delaware entity), as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




 /s/UHY  LLP
------------
UHY  LLP
Southfield,  Michigan

March  10,  2005

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM


Board  of  Directors
N-Viro  International  Corporation
Toledo,  Ohio  43606

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




 /s/   FOLLMER  RUDZEWICZ  PLC
------------------------------
FOLLMER  RUDZEWICZ  PLC
Southfield,  Michigan
April  1,  2004


                        N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                           --------------------------


                                             2004        2003
                                          ----------  ----------
ASSETS
----------------------------------------

CURRENT ASSETS
Cash and cash equivalents:
Unrestricted . . . . . . . . . . . . . .  $  147,549  $  123,547
Restricted . . . . . . . . . . . . . . .      75,600           -
Receivables:
Trade, net . . . . . . . . . . . . . . .     578,070     842,583
Stock subscription . . . . . . . . . . .      42,500           -
Notes receivable - current . . . . . . .     112,802      59,017
Related parties. . . . . . . . . . . . .           -      17,000
Prepaid expenses and other assets. . . .     108,732      49,540
Inventory. . . . . . . . . . . . . . . .           -      80,932
                                          ----------  ----------
Total current assets . . . . . . . . . .   1,065,253   1,172,619

PROPERTY AND EQUIPMENT, NET. . . . . . .     360,952     468,497

INVESTMENTS IN AND ADVANCES TO
     FLORIDA N-VIRO L.P.. . . . . . . . . .  186,475     301,924

NOTES RECEIVABLE, NET OF CURRENT PORTION         338      44,324

INTANGIBLE AND OTHER ASSETS, NET . . . .   1,078,771   1,209,825
                                          ----------  ----------


                                          $2,691,789  $3,197,189
                                          ==========  ==========






   The accompanying notes are an integral part of these financial statements.





                               N-VIRO INTERNATIONAL CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                  December 31, 2004 and 2003
                                  --------------------------


                                                                     2004           2003
                                                                 -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------

CURRENT LIABILITIES
Current maturities of long-term debt. . . . . . . . . . . . . .  $     91,072   $    259,782
Line-of-credit. . . . . . . . . . . . . . . . . . . . . . . . .       200,000        398,223
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .       864,580      1,737,019
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .       293,201        419,377
                                                                 -------------  -------------
Total current liabilities . . . . . . . . . . . . . . . . . . .     1,448,853      2,814,401

LONG-TERM DEBT, LESS CURRENT MATURITIES . . . . . . . . . . . .       114,263        394,722
                                                                 -------------  -------------

Total liabilities . . . . . . . . . . . . . . . . . . . . . . .     1,563,116      3,209,123

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued - 3,569,693 shares in 2004 and 2,713,833 shares in 2003.        35,697         27,138
Preferred stock, $.01 par value
Authorized - 2,000,000 shares
Issued - 1 share in 2004 and 2003 . . . . . . . . . . . . . . .             -              -
Additional paid-in capital. . . . . . . . . . . . . . . . . . .    14,791,346     13,587,484
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (13,013,480)   (12,941,666)
                                                                 -------------  -------------
                                                                    1,813,563        672,956

Less treasury stock, at cost, 123,500 shares. . . . . . . . . .       684,890        684,890
                                                                 -------------  -------------
Total stockholders' equity (deficit). . . . . . . . . . . . . .     1,128,673        (11,934)
                                                                 -------------  -------------

                                                                 $  2,691,789   $  3,197,189
                                                                 =============  =============









   The accompanying notes are an integral part of these financial statements.


                             N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                          Years Ended December 31, 2004 and 2003
                          --------------------------------------



                                                                    2004          2003
                                                                 -----------  ------------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $5,453,493   $ 5,401,048

COST OF REVENUES. . . . . . . . . . . . . . . . . . . . . . . .   3,940,703     3,970,380
                                                                 -----------  ------------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . .   1,512,790     1,430,668

OPERATING EXPENSES
Selling, general and administrative . . . . . . . . . . . . . .   1,591,009     2,209,112
Litigation settlement expense . . . . . . . . . . . . . . . . .      37,100        43,900
                                                                 -----------  ------------
                                                                  1,628,109     2,253,012
                                                                 -----------  ------------

OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . . . .    (115,319)     (822,344)

NONOPERATING INCOME (EXPENSE)
Interest and dividend income. . . . . . . . . . . . . . . . . .      23,686        25,165
Interest expense. . . . . . . . . . . . . . . . . . . . . . . .      (6,274)     (170,793)
Loss on sale of assets. . . . . . . . . . . . . . . . . . . . .     (15,632)      (15,547)
Loss from equity investment in joint venture. . . . . . . . . .    (115,449)     (538,659)
Gain on legal debt forgiven . . . . . . . . . . . . . . . . . .     157,174             -
                                                                 -----------  ------------
                                                                     43,505      (699,834)
                                                                 -----------  ------------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . .     (71,814)   (1,522,178)

Federal and state income taxes. . . . . . . . . . . . . . . . .           -             -
                                                                 -----------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (71,814)  $(1,522,178)
                                                                 ===========  ============


Basic and diluted loss per share. . . . . . . . . . . . . . . .  $    (0.02)  $     (0.59)
                                                                 ===========  ============

Weighted average common shares outstanding - basic and diluted.   3,079,216     2,578,871
                                                                 ===========  ============





   The accompanying notes are an integral part of these financial statements.








                                     N-VIRO INTERNATIONAL CORPORATION

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Years Ended December 31, 2004 and 2003
                                  --------------------------------------

                                                     Additional
                                           Common     Paid-in     Accumulated     Treasury
                                            Stock      Capital       Deficit       Stock        Total
                                           --------  -----------  -------------  ----------  ------------
BALANCE JANUARY 1, 2003 . . . . . . . . .  $27,010   $13,495,602  $(11,419,488)  $(684,890)  $ 1,418,234

Net loss. . . . . . . . . . . . . . . . .        -             -    (1,522,178)          -    (1,522,178)
Issuance of common stock for options
                         - 12,900 shares.      129        24,482             -           -        24,611
Other . . . . . . . . . . . . . . . . . .       (1)       67,400             -           -        67,399
                                           --------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2003 . . . . . . . .   27,138    13,587,484   (12,941,666)   (684,890)      (11,934)

Net loss. . . . . . . . . . . . . . . . .        -             -       (71,814)          -       (71,814)
Issuance of common stock for options
                          - 41,500 shares      415        65,429             -           -        65,844
Issuance of common stock - 814,360 shares    8,144     1,122,264             -           -     1,130,408
Other . . . . . . . . . . . . . . . . . .        -        16,169             -           -        16,169
                                           --------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2004 . . . . . . . .  $35,697   $14,791,346  $(13,013,480)  $(684,890)  $ 1,128,673
                                           ========  ===========  =============  ==========  ============











   The accompanying notes are an integral part of these financial statements.





                                N-VIRO INTERNATIONAL CORPORATION

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Years Ended December 31, 2004 and 2003
                             --------------------------------------


                                                                         2004          2003
                                                                     ------------  ------------

Cash Flows From Operating Activities
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (71,814)  $(1,522,178)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . .      232,857       263,834
Provision (credit) for bad debts. . . . . . . . . . . . . . . . . .      (21,946)       15,946
Issuance of stock for debt and services . . . . . . . . . . . . . .      498,543             -
Loss on the sale of fixed assets. . . . . . . . . . . . . . . . . .       15,632        15,547
Loss from investment in Florida N-Viro. . . . . . . . . . . . . . .      115,449       538,658
Changes in Operating Assets and Liabilities
Decrease (increase) in trade receivables. . . . . . . . . . . . . .      279,762       113,339
Decrease (increase) in prepaid expenses and other assets. . . . . .      (75,770)       47,418
Decrease (increase) in inventory. . . . . . . . . . . . . . . . . .       80,932        36,508
(Decrease) increase in accounts payable and accrued liabilities . .   (1,114,030)      808,270
                                                                     ------------  ------------
Net cash provided by (used in) operating activities . . . . . . . .      (60,385)      317,342

Cash Flows From Investing Activities
Reductions to (increases from) restricted cash and cash equivalents      (75,600)      400,000
Purchases of property and equipment . . . . . . . . . . . . . . . .       (3,395)      (21,378)
Proceeds from sale of property and equipment. . . . . . . . . . . .        1,354         8,692
Increase in notes receivable. . . . . . . . . . . . . . . . . . . .            -      (157,636)
Collections on notes receivable . . . . . . . . . . . . . . . . . .       22,000        35,838
Expenditures for intangible assets. . . . . . . . . . . . . . . . .      (25,020)      (65,345)
                                                                     ------------  ------------
Net cash provided by (used in) investing activities . . . . . . . .      (80,661)      200,171

Cash Flows From Financing Activities
Net repayments on line-of-credit. . . . . . . . . . . . . . . . . .     (198,223)     (257,864)
Borrowings under long-term obligations. . . . . . . . . . . . . . .       74,386       369,753
Principal payments on long-term obligations . . . . . . . . . . . .     (317,554)     (528,900)
Issuance of common stock for options exercised. . . . . . . . . . .       69,867        24,610
Issuance of common stock. . . . . . . . . . . . . . . . . . . . . .      548,313            -
Expenditures for private placement of stock . . . . . . . . . . . .      (11,741)       (6,500)
                                                                     ------------  ------------
Net cash provided by (used in) financing activities . . . . . . . .      165,048      (398,901)
                                                                     ------------  ------------

Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . .       24,002       118,612

Cash and Cash Equivalents - Beginning . . . . . . . . . . . . . . .      123,547         4,935
                                                                     ------------  ------------

Cash and Cash Equivalents - Ending. . . . . . . . . . . . . . . . .  $   147,549   $   123,547
                                                                     ============  ============


Supplemental disclosure of cash flows information:
Cash paid during the year for interest. . . . . . . . . . . . . . .  $    49,990   $   100,571
                                                                     ============  ============





   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      F-28
NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

D. The Company accounts for its investment in a joint venture under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at December 31, 2004 and 2003.

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

     Restricted cash consists of a certificate of deposit which was held as collateral against the Company's line-of-credit as of December 31, 2004.

G. Accounts receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due amounted to $13,553 and $124,314 of net receivables for the years ended December 31, 2004 and 2003, respectively. The Company's policy is not to accrue and record interest income on past due trade receivables. The Company does bill the customer finance charges on past due accounts and records the interest income when collected.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

     Management estimates an allowance for doubtful accounts, which was $34,000 and $55,946 as of December 31, 2004 and 2003, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections.

H. Inventory - Inventory is recorded at lower of cost or market and consists of N-Viro soil, manufactured by the Company, which is available for sale and used in commercial, agricultural and horticultural applications. The weighted-average method is used to value the inventory.

I. Property and Equipment - Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are five to fifteen years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense amounted to $89,303 and $116,572 in 2004 and 2003, respectively. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

J. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from four to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were
14.9 years at December 31, 2004 and 2003). Amortization expense amounted to $143,554 and $140,558 in 2004 and 2003, respectively; estimated amortization expense, based on intangible assets at December 31, 2004, for each of the ensuing five years is as follows: 2005 - $144,000; 2006 - $137,000; 2007 -
$123,000;  2008  - $105,000; 2009 - $98,000.  Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows. In accordance with SFAS No. 142, the Company tests for impairment annually.

     The Company is also amortizing the capitalized cost of obtaining its credit facility, for the additional collateral required and evidenced by a warrant to purchase 50,000 shares of the Company's common stock. The Company estimated this cost at February 26, 2003 to be $30,000, and is amortizing this over 4 years by the straight-line method. Amortization expense amounted to $7,500 in 2004 and $6,705 in 2003; estimated amortization expense for each of the next three years is as follows: 2005-2006 - $7,500; 2007 - $795.

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

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

          The Company records the amount of shipping and handling costs billed to customers as revenue. The cost incurred for shipping and handling has been included in the cost of sales.

L. Loss Per Common Share - Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2004 and 2003, the effects of the stock options granted are excluded from the diluted per share calculation because they would be antidilutive.

M. Stock Options - As permitted under accounting principles generally accepted in the United States of America, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock at grant date and the amount an employee must pay to acquire the stock. No compensation cost was recognized under APB No. 25 for the years ended December 31, 2004 and 2003. The Company follows the disclosure provisions of SFAS Statements No. 123 and No. 148 which prescribe a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees.



                                                2004         2003
                                             ----------  ------------
Loss from continuing operations:
Net loss as reported. . . . . . . . . . . .  $ (71,814)  $(1,522,178)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects. . . . . . . . . . .    692,284        74,484
                                             ----------  ------------
Pro-forma net loss. . . . . . . . . . . . .   (764,098)   (1,596,662)
Loss from continuing operations per
share (basic and diluted):
As reported . . . . . . . . . . . . . . . .  $   (0.02)  $     (0.59)
Pro-forma . . . . . . . . . . . . . . . . .  $   (0.25)  $     (0.62)
                                             ----------  ------------



In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 2004 and 2003, respectively: no assumed dividend rates for all years; risk-free interest rates of 4.4% and 4.5%, respectively, on expected lives of 10 years for all years; and expected price volatility of 237% and 199%, respectively.


N. New Accounting Standards - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement is effective immediately. The Company does not expect the application of the provisions of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends the guidance in APB No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective immediately. The Company does not expect the application of the provisions of SFAS No. 153 to have a material impact on its financials position, results of operations or cash flows.

          In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation". This revision changes the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard had no effect on our financial condition or results of operations for the current year, but it expected to affect our financial condition and results of operations starting with the first quarter of 2006.

O.     Advertising  costs  -  Advertising  costs  are  expensed  as  incurred.

P. Income taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

NOTE  2.     BALANCE  SHEET  DATA

NOTES  AND  OTHER  RECEIVABLES:

STOCK  SUBSCRIPTION  RECEIVABLE:

At December 31, 2004, the Company had a stock subscription receivable in the amount of $42,500 due from two related parties, both members of the Board of Directors, and this amount was paid to the Company in January 2005.


NOTES  AND  OTHER  RECEIVABLES:

The Company had an unsecured receivable from a related party, N-Viro Energy Systems, Inc., estimated to be $17,000 in 2003. During 2004, the amount due from the related party has been deemed to be paid as a result of negotiations between the Company and the related party, as part of a settlement with the Company's former Chairman of the Board.

At December 31, 2004, an unsecured, 6% demand note receivable dated October 1, 2003 is due from an unrelated third-party licensee, Soil Preparation Inc., for $110,528. The Note is for 18 months, with principal scheduled to be paid commencing July 1, 2004 and ending December 1, 2005. All 6 installment payments were unpaid as of December 31, 2004, but were paid to the Company in February 2005.

At December 31, 2004, an unsecured, 6% demand note receivable dated December 15, 2003 is due from an unrelated third-party licensee, N-Viro Systems Canada, for a balance of $2,612. The Note was paid off in February 2005.




                                                                 2004      2003
                                                               --------  --------
Notes receivable - third-party licensees. . . . . . . . . . .   113,140   103,341
                                                               --------  --------
                                                                113,140   103,341
Less current maturities . . . . . . . . . . . . . . . . . . .   112,802    59,017
                                                               --------  --------

                                                               $    338  $ 44,324
                                                               ========  ========


NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

PROPERTY  AND  EQUIPMENT  (AT  COST):




                                                   2004        2003
                                                ----------  ----------
Leasehold improvements . . . . . . . . . . . .  $   42,464  $   43,903
Equipment. . . . . . . . . . . . . . . . . . .     861,435     990,267
Furniture, fixtures and computers. . . . . . .     103,029     179,036
                                                ----------  ----------
                                                 1,006,928   1,213,206
Less accumulated depreciation and amortization     645,976     744,709
                                                ----------  ----------

                                                $  360,952  $  468,497
                                                ==========  ==========


INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.:

Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 47.5% interest in the joint venture and, as described in Note 1, accounts for it's investment under the equity method. The Company's has recognized its share of the joint venture's losses to the extent of its investment. Any additional losses passed through from the joint venture are recorded as an increase to the allowance against the Note Receivable.

At December 31, 2004, unsecured, 9.75% demand note receivable totaling $215,588 (including accrued interest of $45,587) and unsecured, prime (stated by a local bank) plus % demand note receivable totaling $207,733 (including accrued interest of $27,733) are due from Florida N-Viro, the Company's joint venture investee. The notes due from Florida N-Viro have been deemed to be noncurrent by management in the accompanying balance sheets. The Company recorded interest income of $19,101 in 2004, which was the amount of interest received on the notes due from Florida N-Viro. During 2004, the Company recorded an additional allowance of $25,800 for the interest portion of the notes receivable. In 2004, an additional $122,148 was recorded to the allowance against the Note, primarily to recognize the additional loss in excess of the remaining investment account. The Company's limited partner interest in the joint venture is reflected at a -0- value as of December 31, 2004. Any additional losses passed through from the partnership are recorded as an increase to the allowance against the Note Receivable.



                                                                 2004      2003
                                                               --------  --------
Notes receivable - Florida N-Viro, L.P., net of allowance of
236,845 in 2004 and 114,697 in 2003. . . . . . . . . . . . .  $186,475  $301,924


The Company is currently actively pursuing sale of its investment in Florida N-Viro, L.P., which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because these efforts are still in progress, there can be no assurance the Company will successfully complete these negotiations.

Condensed financial information of the partnership as of December 31, 2004 and 2003 is as follows:




                          2004         2003
                       -----------  -----------
Current assets. . . .  $  432,028   $  576,499
Long-term assets. . .     656,843      711,278
                       -----------  -----------

                       $1,088,871   $1,287,777
                       ===========  ===========

Current liabilities .  $1,522,616   $1,464,216
Long-term liabilities           -       14,251
Partners' deficit . .    (433,745)    (190,690)
                       -----------  -----------

                       $1,088,871   $1,287,777
                       ===========  ===========



NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.  (CONTINUED):





           Year Ended December 31,
           ---------------------------------------
                     2004                 2003
           -------------------------  ------------
Net sales  $              1,894,657   $ 2,458,270
Net loss.                  (243,050)   (1,143,817)





During 2004 and 2003, the Partnership's largest customer accounted for 25% and 19%, respectively, of its revenue. Additionally, during 2004 and 2003, the Partnership's largest customers accounted for 73% (four customers) and 73% (three customers) of total revenue, respectively. During 2003, the Partnership recorded an expense of approximately $500,000 for an impairment write-down of a group of assets at one of the Partnership's operating sites.


INTANGIBLE  AND  OTHER  ASSETS:



                                                                2004        2003
                                                             ----------  ----------
Patents and related intangibles, less accumulated
amortization (2004 - $569,800; 2003 - $483,900) . . . . . .  $  688,284  $  755,081

Territory rights, less accumulated amortization
(2004 - $314,700; 2003 - $258,800). . . . . . . . . . . . .     371,122     427,091

Loan costs, less accumulated amortization ($14,365 in 2004
and $6,865 in 2003) . . . . . . . . . . . . . . . . . . . .      15,635      23,135

Other . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,730       4,518
                                                             ----------  ----------

                                                             $1,078,771  $1,209,825
                                                             ==========  ==========





ACCRUED  LIABILITIES:




                     2004      2003
                   --------  --------
Employee benefits  $100,379  $147,758
Sales tax payable   181,670   176,422
Interest payable.    11,152    83,452
Other payable . .         -    11,745
                   --------  --------

                   $293,201  $419,377
                   ========  ========



NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT

In February 2003 the Company closed on an $845,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all the Company's assets. The Company used the funds to refinance its prior debt and to provide working capital. The Company was in violation of financial covenants governing the credit facility at December 31, 2003, but the Bank waived this violation but required additional consideration in exchange for this waiver. In January 2004, the Company purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all of its treasury stock to the Bank. At the first anniversary of the initial credit facility, the Bank decreased the maximum amount available to borrow on the line to $400,000, but also reduced the financial covenants to make it easier for the Company to maintain the facility. The Company currently has renewed the line of credit through October 2005, and is not in violation of any financial covenants. In February 2005, the Bank amended the facility and released certain additional collateral but required the Company to provide an additional $50,000 certificate of deposit. At December 31, 2004, the Company had $200,000 of borrowing capacity under the credit facility.

Long-term  debt  at  December  31,  2004  and  2003  is  as  follows:



                           2004      2003
                         --------  --------
Notes payable . . . . .  $205,335  $654,504
Less current maturities    91,072   259,782
                         --------  --------

                         $114,263  $394,722
                         ========  ========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The notes payable are notes signed for amounts owed to vendors and other parties. The notes bear interest ranging from 7.5% to 9.837% (with a weighted average interest rate of 7.9% as of December 31, 2004) and are due at varying dates through March 2007. Included in notes payable is $28,372 in installment notes secured by equipment and $176,963 secured by the general assets of the Company. Aggregate maturities of long-term debt for the years ending December 31 are as follows: 2005 - $91,072; 2006 - $93,061; 2007 - $21,202. Interest
paid was approximately $50,000 and $75,300 for the years ended December 31, 2004 and 2003, respectively.

NOTE  4.     EQUITY  TRANSACTIONS

The Company has authorized 2,000,000 shares of preferred stock, par value of $.01 per share, of which one share and -0- shares were outstanding at December 31, 2003 and 2002, respectively. In 2003, the Board authorized the creation of a class of Series A Preferred Stock of the Company, $0.01 par value, one share of which was issued to Mr. J. Patrick Nicholson, in connection with the Settlement Agreement described in Note 6. The holder of the Preferred Stock has the right to elect one member to the Board. The Series A Preferred Stock issued to Mr. Nicholson is non-transferable, has a term equal to ten years, and the right to appoint a Director is subject to cancellation if Mr. Nicholson ceases to control at least 17.5% of the aggregate number of shares of the Company's voting, common stock issued and outstanding as a result of his actions. The Series A Preferred Stock does not have a liquidation preference, and was issued pursuant to an exemption from registration under to Section 4(2) of the Securities Act as a transaction not involving a public offering.

The Company has a stock option plan approved in May 2004 for directors and key officers under which 1,000,000 shares of common stock may be issued. The options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest immediately, but can not be exercised until six months from the date of grant. Options were granted in 2004 at the approximate market value of the stock at date of grant, except for grants to Michael Nicholson, the Company's Chief Development Officer and a member of the Board.

In May 2004, 50,000 stock options granted to Mr. Nicholson pursuant to his employment agreement dated June 2003. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the employment agreement, and changed the vesting of the 50,000 options as well as the pricing. This amended agreement states the first 30,000 options are fully vested at an option price of $0.90, and the balance of 20,000 options vest on the third and fourth anniversary of the original agreement, June 6, 2005 and 2006, but priced at $1.95. Because these options were priced lower than the fair market value as of the amended agreement date, the Company is taking a charge to earnings totaling approximately $68,400 ratably through June, 2007, the ending date of his employment agreement. For 2004, this charge was $15,947.

In the first quarter of 2004, seven optionees exercised a total of 41,500 options at a weighted average option price of $1.59.

The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 2004 and 2003 and the number outstanding and exercisable at those dates:




                                              2004                                        2003
                                            ------------------------------------------    ----------------------------------------
                                             Shares   Weighted Average Exercise Price    Shares   Weighted Average Exercise Price
                                            --------  --------------------------------  --------  --------------------------------
Outstanding, beginning of year . . . . . .  512,375   $                           2.35  578,025   $                           2.46
Granted. . . . . . . . . . . . . . . . . .  314,450                               2.27        -                                  -
Exercised              . . . . . . . . . .  (41,500)                              1.59  (12,900)                              1.91
Expired during the year. . . . . . . . . .  ( 1,000)                              4.00  (52,750)                              3.73
                                            --------                                    --------
Outstanding, end of year . . . . . . . . .  784,325                               2.39  512,375                               2.35
                                            ========                                    ========

Eligible for exercise at end of year . . .  640,225                                     466,075
                                            ========                                    ========

Weighted average fair value per option for
options granted during the year                       $                           2.50            $                              -
                                                      ================================            ================================


NOTE  4.     EQUITY  TRANSACTIONS  (CONTINUED)

A  further  summary  of  stock  options  follows:




                            Options Outstanding                                          Options Exercisable
                            ----------------------------------------------------------   -------------------------------------
                                   # O/S         Whtd Ave Remain Life  Whtd Ave Exer $         # Exer.        Wgtd Ave Exer $
                            -------------------  --------------------  ----------------  -------------------  ----------------
                                           2004
                            --------------------------------------------------------------------------------------------------
Range of exercise prices:
0.90 to $1.45 . . . . . .               52,150                  9.22  $           1.00               35,600  $           0.90
1.50 to $2.43 . . . . . .              532,800                  5.66              2.07              405,250              2.11
2.50 to $3.45 . . . . . .              136,200                  9.37              2.98              136,200              2.98
4.00 to $5.00 . . . . . .               63,175                  4.12              4.88               63,175              4.88
                            -------------------                                          -------------------
                                        784,325                                                      640,225

                                           2003
                            --------------------------------------------------------------------------------------------------
Range of exercise prices:
0.91 to $2.43 . . . . . .              448,200                  5.42  $           1.99              409,900  $           2.03
4.00 to $5.00 . . . . . .               64,175                  5.05              4.87               56,175              4.85
                            -------------------                                          -------------------
                                        512,375                                                      466,075

NOTE  5.     REVENUE  AND  MAJOR  CUSTOMERS

Revenues for the years ended December 31, 2004 and 2003 consist of the following:




                          2004        2003
                       ----------  ----------
Facility management .  $1,386,693  $1,386,720
Technology fees . . .     653,624     681,036
Products and services   3,413,176   3,333,292
                       ----------  ----------

                       $5,453,493  $5,401,048
                       ==========  ==========





Cost of revenues for the years ended December 31, 2004 and 2003 consist of the following:




                          2004        2003
                       ----------  ----------
Facility management .  $1,311,501  $1,385,713
Technology fees . . .      97,238     171,728
Products and services   2,531,964   2,412,939
                       ----------  ----------

                       $3,940,703  $3,970,380
                       ==========  ==========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues for the years ended December 31, 2004 and 2003 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management and products and services classifications), which represented approximately 34% and 35%, respectively, of total revenues. In addition, the Company had another major customer, WeCare Environmental Services, totaling approximately 14% and 25% of total revenues (which is included mainly in the products and services classification) for the years ended December 31, 2004 and 2003, respectively. The accounts receivable balances due (all of which are unsecured) from these customers at December 31, 2004 and 2003 were approximately $190,000 and $402,000, respectively.

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

NOTE  6.     COMMITMENTS  AND  CONTINGENCIES

In August 2003, the Company entered into a Settlement Agreement with Mr. J. Patrick Nicholson and negotiated a new consulting agreement. The consulting agreement will expire in August 2008, and Mr. Nicholson will be required to provide future services to be eligible for compensation. Mr. Nicholson is also entitled to payments of $48,000 per year for non-competition and $6,000 per year for office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements.

In June 2003, the Company entered into an Employment Agreement (the "Agreement") with Michael G. Nicholson, the Chief Development Officer and a member of the Board. The employment agreement will expire in June 2007, and future compensation amounts are to be determined annually by the Board. The agreement was disclosed in a filing on June 10, 2003 on Form 8-K. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the Agreement, as detailed in Note 4 previously, and amended the Agreement. Because these options were priced lower than the fair market value as of that date, the Company is required to take a charge to earnings totaling approximately $68,400 ratably through June, 2007, the ending date of his employment agreement.

On July 1, 2004, the Company completed negotiations and engaged its former Chief Executive Officer and a member of the Board of Directors, Terry J. Logan, as an outside consultant. The consulting agreement extends through June 2006 and requires Dr. Logan to provide a minimum of 104 business days annually, to be paid at a rate of $700 per day and 1,000 stock options per month.

On September 27, 2004, the Company executed both a memorandum of employment and storage site agreement with a member of the Board of Directors, Daniel J. Haslinger, effective August 16, 2004. Mr. Haslinger was subsequently appointed Chief Executive Officer effective January 1, 2005. Under these agreements, Mr. Haslinger is paid $1,500 per month as an employee, and, a company co-owned by him is paid $5,000 per month for the rental of land owned by him. Both of these agreements are terminable "at-will".

The Company leases its executive and administrative offices in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. The Company believes its relationship with the lessor is satisfactory. The total minimum rental commitment for the years ending December 31, 2005 through February 2007 is approximately $48,000 each year. The total rental expense included in the statements of operations for the years ended December 31, 2004 and 2003 is approximately $55,400 and $57,100, respectively. The Company also leases various equipment on a month-to-month basis.

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

NOTE  7.     INCOME  TAX  MATTERS

The composition of the deferred tax assets and liabilities at December 31, 2004 and 2003 is as follows:




                                               2004          2003
                                           ------------  ------------
Gross deferred tax liability, property
And equipment . . . . . . . . . . . . . .  $   (28,200)  $   (33,900)
Gross deferred tax assets:
Loss carryforwards. . . . . . . . . . . .    5,034,400     4,881,700
Patent costs. . . . . . . . . . . . . . .      131,100       207,600
Florida N-Viro asset impairment . . . . .      200,000       200,000
Allowance for doubtful accounts . . . . .       13,600        22,400
Allowance for notes receivable. . . . . .       29,300        45,900
Litigation settlement - cost of warrants.            -        17,600
Other . . . . . . . . . . . . . . . . . .       10,500        18,600

Less valuation allowance. . . . . . . . .   (5,390,700)   (5,359,900)
                                           ------------  ------------

                                           $         -   $         -
                                           ============  ============





The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2004 and 2003 and are as follows:




                                                  2004        2003
                                                ---------  ----------
Computed "expected" tax (credits). . . . . . .  $(24,400)  $(517,500)
State taxes, net of federal tax benefit. . . .    (2,100)    (45,500)
(Decrease) increase in income taxes resulting
from:
Change in valuation allowance. . . . . . . . .    30,800     518,800
Other. . . . . . . . . . . . . . . . . . . . .   ( 4,300)     44,200
                                                ---------  ----------

                                                $      -   $       -
                                                =========  ==========





The net operating losses available at December 31, 2004 to offset future taxable income total approximately $12,600,000 and expire principally in years 2009 - 2024.

NOTE  8.     CASH  FLOWS  INFORMATION

Information relative to the statements of cash flows not disclosed elsewhere for the years ended December 31, 2004 and 2003 follows:




                                                         2004     2003
                                                       --------  -------
Stock warrants issued as part of debt refinancing . .  $      -  $30,000
                                                       ========  =======

Fixed asset purchases financed with notes payable . .  $      -  $34,000
                                                       ========  =======

Cost of warrants issued for SAMI settlement . . . . .  $      -  $43,900
                                                       ========  =======

Conversion of accounts receivable to notes receivable  $      -  $97,448
                                                       ========  =======

Issuances of stock for debt and services. . . . . . .  $498,543  $     -
                                                       ========  =======

Loan forgiveness on office equipment purchase . . . .  $      -  $ 5,165
                                                       ========  =======


The Company issued 7,329 shares of unregistered common stock to members of the Board of Directors, in exchange for services rendered to management in the amount of $9,000 each, or a total of $18,000.

The Company issued 72,237 shares of unregistered common stock to two trade creditors, eliminating $162,533 worth of debt owed by us to such creditors.

The Company issued 32,760 shares of unregistered common stock to current and former members of the Board of Directors, to replace stock options not granted, at a total estimated cost of $73,710.

The Company issued 34,211 shares and 37,143 shares, respectively, of unregistered common stock to our patent law firm in settlement of trade debt owed. As part of the settlement, we agreed to issue the stock worth $130,000 at the time of delivery, in two installments on the dates issued.

The Company contracted with Quest Equities, LLC to provide non-exclusive financial and business consulting services and we issued 50,000 shares of unregistered common stock at an estimated cost of $75,300.

The Company issued 31,200 shares of unregistered common stock to Strategic Asset Management, Inc., for payment of a proposed settlement of a pending shareholder derivative action, totaling $39,000.

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

The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2004 and 2003 (dollars in thousands).



                                     Other
                     Management    Domestic      Foreign     Research &
                     Operations   Operations   Operations   Development   Total
                     -----------  -----------  -----------  ------------  ------
2004
--------------------------------------------------------------------------------
Revenues. . . . . .  $     1,845  $     3,465  $        52  $         92  $5,454
Cost of revenues. .        1,216        2,668            -            57   3,941
Segment profits . .          629          797           52            35   1,513
Identifiable assets          287           63            -             -     350
Depreciation. . . .           62           18            -             -      80

2003
--------------------------------------------------------------------------------
Revenues. . . . . .  $     1,880  $     3,378  $        51  $         92  $5,401
Cost of revenues. .        1,385        2,503            -            82   3,970
Segment profits . .          495          875           51            10   1,431
Identifiable assets          353           83            -             -     436
Depreciation. . . .           64           42            -             -     106

A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2004 and 2003 follows (dollars in thousands):




                                                  2004      2003
                                                --------  --------
Segment profits:
Segment profits for reportable segments. . . .  $ 1,513   $ 1,431
Corporate selling, general and administrative
expenses and research and development costs. .   (1,628)   (2,253)
Other income (expense) . . . . . . . . . . . .       44      (700)
                                                --------  --------
Consolidated earnings before taxes . . . . . .  $   (71)  $(1,522)
                                                ========  ========

Identifiable assets:
Identifiable assets for reportable segments. .  $   350   $   436
Corporate property and equipment . . . . . . .       11        32
Current assets not allocated to segments . . .    1,065     1,173
Intangible and other assets not allocated to
segments . . . . . . . . . . . . . . . . . . .    1,266     1,556
Consolidated eliminations. . . . . . . . . . .        -         -
                                                --------  --------
Consolidated assets. . . . . . . . . . . . . .  $ 2,692   $ 3,197
                                                ========  ========

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $    80   $   106
Corporate depreciation and amortization. . . .      150       157
                                                --------  --------
Consolidated depreciation and amortization . .  $   230   $   263
                                                ========  ========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10.     401(K)  PLAN

     The Company has a 401(k) plan covering substantially all employees which provides for contributions in such amounts as the Board of Directors may determine annually. Participating employees may also contribute a portion of their annual compensation. There were no employer contributions for the years ended December 31, 2004 and 2003.


NOTE  11.     GAIN  ON  LEGAL  DEBT  FORGIVEN

     The Company reached settlement on trade debt and a note owed to its patent law firm which totalled $470,442at the time of settlement. The law firm agreed, in exchange for cash payments totaling $183,268 and registered common stock of the Company worth $130,000 at the time of delivery, to forgive the balance of $157,174 in previously billed services and accrued interest. The stock was required to be delivered on September 1 and November 1, 2004 in equal installments. Our total cash saved as a result of this settlement was $287,174.

ITEM  8.          CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                         ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     On August 1, 2004, the partners of Follmer Rudzewicz PLC, or Follmer, announced that they were joining UHY LLP, a newly-formed New York limited liability partnership, or UHY, that is separate from Follmer. Follmer ceased to provide audit services, and accordingly, has resigned as our independent auditors. On October 15, 2004, we were informed of this event. None of the reports of Follmer on our financial statements for either the past one year or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change principal accountants was approved by our Audit Committee on October 18, 2004.

     During our most recent fiscal year and any subsequent interim periods, there were no disagreements between us and Follmer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Follmer, would have caused it to make reference to the subject matter of the disagreements in connection with its report. We requested that Follmer deliver a letter to us addressed to the SEC stating whether it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-B, and if not, stating the respects in which it does not agree. A copy of the letter of Follmer is filed as Exhibit 16 to the Form 8-K, as filed on October 19, 2004.

     On October 19, 2004, we engaged UHY as our independent public accountant for our fiscal year ending December 31, 2004 and the interim periods prior to such year-end. During our most recent fiscal year or subsequent interim period, we have not consulted with UHY regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did UHY provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during our most recent fiscal year or subsequent interim periods, we have not consulted with UHY on any matter that was the subject of a disagreement or a reportable event.


ITEM  8A.          CONTROLS  AND  PROCEDURES

     As of December 31, 2004, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended ("the Act"). We concluded that our disclosure controls and procedures were effective as of December 31, 2004, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM  8B.     OTHER  INFORMATION

     None

                                    PART III

ITEM  9.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is incorporated by reference to the information under the heading "Election of Directors" and "Executive Officers of the Company" in the definitive proxy statement of the Company for the 2005 Annual Meeting of Stockholders.


ITEM  10.          EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the definitive proxy statement of the Company for the 2005 Annual Meeting of Stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Directors and Management" in the definitive proxy statement of the Company for the 2005 Annual Meeting of Stockholders.


ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item is incorporated by reference to the information under the heading "Certain Relationship and Related Transactions" in the definitive proxy statement of the Company for the 2005 Annual Meeting of Stockholders.


ITEM  13.     EXHIBITS

Exhibit
No.     Description
---     -----------

3.1 Amended and Restated Certificate of Incorporation, dated June 17, 1998 (incorporated by reference to Exhibit 3.2 to Form 10-K filed April 14, 2004).

3.2 Amendment to the Certificate of Incorporation of the Company, dated November 13, 2003 (incorporated by reference to Exhibit 3.4 to Form 10-K filed April 14, 2004).

3.3 Amended and Restated By-Laws of the Company, dated November 13, 2003 (incorporated by reference to Exhibit 3.7 to Form 10-K filed April 14, 2004).

4.1 Certificate of Designation of Series A Redeemable Preferred Stock, dated August 27, 2003 (incorporated by reference to Exhibit 3.3 to Form 10-K filed April 14, 2004).

4.2 The N-Viro International Corporation 2004 Stock Option Plan (incorporated by reference to Form S-8 filed December 20, 2004).*

4.3 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Form S-8 filed May 9, 2000).*

10.1 Employment Agreement, dated June 14, 1999, between N-Viro International Corporation and Terry J. Logan (incorporated by reference to Exhibit 1 to the Form 8-K filed June 30, 1999).*

10.2 Amended and Restated Employment Agreement, dated June 6, 2003, between N-Viro International Corporation and Michael G. Nicholson (incorporated by reference to Exhibit 99.1 to the Form 8-K filed June 9, 2003).*

10.3 Business Loan Agreement dated February 26, 2003, between N-Viro International Corporation and Monroe Bank + Trust; letter of credit enhancement dated February 25, 2003 between N-Viro International Corporation and Messrs. J. Patrick Nicholson, Michael G. Nicholson, Robert P. Nicholson and Timothy J. Nicholson (all incorporated by reference to Exhibits 99.1 through 99.3 to the Form 8-K filed March 3, 2003).

10.4 Settlement Agreement and Release dated August 29, 2003 between N-Viro International Corporation and Strategic Asset Management, Inc.; Consulting Agreement dated August 28, 2003 between N-Viro International Corporation and J. Patrick Nicholson (all incorporated by reference to Item 5 of the Form 8-K filed August 29, 2003).

10.5 Security Units Purchase Agreement dated January 30, 2004 between N-Viro International Corporation and Ophir Holdings, Inc. (incorporated by reference to
Exhibit  99.1  to  the  Form  8-K  filed  February  5,  2004).

10.6 Memorandum of Employment Agreement and Storage Site Agreement, respectively, both dated September 27, 2004, between N-Viro International Corporation and, Daniel J. Haslinger and Micro Macro Integrated Technologies, Inc., respectively (incorporated by reference to Exhibit 10.1 of Form 8-K dated October 1, 2004).*

14.1     Code  of  Ethics  ##

21.1     List  of  subsidiaries  of  the  Company.#

23.1     Consent  of  Follmer  Rudzewicz  PLC.

23.2     Consent  of  UHY  LLP.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


               #     Only  included in Form 10-KSB filed electronically with the
Securities  and  Exchange  Commission.

               ##     To  be  filed  as  an  exhibit  to  the  definitive  proxy statement  of  the  Company  for  the  2005  Annual  Meeting  of  Stockholders.

               * Indicates a management contract or compensatory plan or arrangement.


ITEM  14.          PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The information required by this Item is incorporated by reference to the information under the heading "Independent Auditors" in the definitive proxy statement of the Company for the 2005 Annual Meeting of Stockholders.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     N-VIRO  INTERNATIONAL  CORPORATION
Dated:  March  31,  2005

     By:  /s/  Daniel  J.  Haslinger  *
        -------------------------------
          Daniel J. Haslinger, Chief Executive Officer and President (Principal Executive Officer)


                                POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints James K. McHugh his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  March  31,  2005

/s/  Daniel  J.  Haslinger*                               /s/  James  K.  McHugh
---------------------------                               ----------------------
Daniel  J.  Haslinger,  Chief  Executive  Officer,             James  K.  McHugh
President and Director          Chief Financial Officer, Secretary and Treasurer
(Principal  Executive  Officer)                  (Principal  Financial  Officer)


/s/  Michael  G.  Nicholson*                                /s/  Phillip  Levin*
----------------------------                                --------------------
Michael  G. Nicholson, Chief Development Officer     Phillip Levin, Director and
                                                        Chairman  of  the  Board
and  Director


/s/  Terry  J.  Logan*                                /s/  R.  Francis  DiPrete*
----------------------                                --------------------------
Terry  J.  Logan,  Director                      R.  Francis  DiPrete,  Director


/s/  Christopher  Anderson*                                   /s/  Brian  Burns*
---------------------------                                   ------------------
Christopher  Anderson,  Director                         Brian  Burns,  Director


/s/  Joseph  Scheib*                                         /s/  Carl  Richard*
--------------------                                         -------------------
Joseph  Scheib,  Director                               Carl  Richard,  Director