Form 10QSB
period 2005-03-31
N-VIRO INTERNATIONAL CORP
filed 2005-05-16
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
 X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                       OR
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

          As of May 2, 2005, 3,508,559 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

  Transitional Small Business Disclosure Format (check one):       Yes    No   X
                                                                             ---








PART  I  -  FINANCIAL  INFORMATION


ITEM  1.        FINANCIAL  STATEMENTS


                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended March 31
                                                 2005         2004
                                              -----------  -----------
Revenues . . . . . . . . . . . . . . . . . .  $1,136,446   $1,458,369

Cost of revenues . . . . . . . . . . . . . .     789,296    1,040,213
                                              -----------  -----------

Gross Profit . . . . . . . . . . . . . . . .     347,150      418,156

Operating expenses:
Selling, general and administrative. . . . .     349,162      509,451
                                              -----------  -----------
                                                 349,162      509,451
                                              -----------  -----------

Operating loss . . . . . . . . . . . . . . .      (2,012)     (91,295)

Nonoperating income (expense):
Interest and dividend income . . . . . . . .       1,119        4,751
Interest expense . . . . . . . . . . . . . .      (7,186)     (26,147)
Loss from equity investment in joint venture     (55,703)     (43,823)
                                              -----------  -----------
                                                 (61,770)     (65,219)
                                              -----------  -----------

Loss before income taxes . . . . . . . . . .     (63,782)    (156,514)

Federal and state income taxes . . . . . . .           -            -
                                              -----------  -----------

Net loss . . . . . . . . . . . . . . . . . .  $  (63,782)  $ (156,514)
                                              ===========  ===========






                 See Notes to Consolidated Financial Statements


                                               N-VIRO INTERNATIONAL CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS


                                                                              Mar. 31, 2005 (Unaudited)    December 31, 2004
                                                                              --------------------------  -------------------
ASSETS
----------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 247,147   $          147,549
Restricted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    125,914               75,600
Receivables:
Trade, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    743,732              578,070
Stock subscription . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     87,500               42,500
Notes receivable - current . . . . . . . . . . . . . . . . . . . . . . . . .                     54,892              112,802
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . .                    149,167              108,732
                                                                              --------------------------  -------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,408,352            1,065,253

Property and Equipment, Net. . . . . . . . . . . . . . . . . . . . . . . . .                    340,715              360,952

Investment in and Advances to Florida N-Viro, L.P. . . . . . . . . . . . . .                    130,772              186,475

Notes Receivable, net of current portion . . . . . . . . . . . . . . . . . .                          -                  338

Intangible and Other Assets, Net . . . . . . . . . . . . . . . . . . . . . .                  1,044,409            1,078,771
                                                                              --------------------------  -------------------

                                                                              $               2,924,248   $        2,691,789
                                                                              ==========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . .  $                  92,919   $           91,072
Line-of-credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    150,000              200,000
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,092,570              864,580
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    336,466              293,201
                                                                              --------------------------  -------------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .                  1,671,955            1,448,853

Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . .                     90,213              114,263

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
3,642,059 in 2005 and 3,569,693 in 2004. . . . . . . . . . . . . . . . . . .                     36,421               35,697
Preferred stock, $.01 par value; authorized 2,000,000 shares; issued 1 share                          -                    -
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .                 14,887,811           14,791,346
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (13,077,262)         (13,013,480)
                                                                              --------------------------  -------------------
                                                                                              1,846,970            1,813,563
Less treasury stock, at cost, 123,500 shares . . . . . . . . . . . . . . . .                    684,890              684,890
                                                                              --------------------------  -------------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .                  1,162,080            1,128,673
                                                                              --------------------------  -------------------

                                                                              $               2,924,248   $        2,691,789
                                                                              ==========================  ===================




                 See Notes to Consolidated Financial Statements


                                            N-VIRO INTERNATIONAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                            Three Months Ended March 31
                                                                                                    2005        2004
                                                                                                  ---------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . .  $140,292   $(262,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Collections on notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43,768       8,000
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      (2,004)
Expenditures for intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,829)    (12,765)
Reductions to restricted cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .   (50,314)    (75,000)
                                                                                                  ---------  ----------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,375)    (81,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock - options, warrants and private placement. . . . . . . . . . . . . . . . . . .    42,500     543,180
Borrowings under long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      74,386
Private placement expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,616)    (10,751)
Principal payments on long-term obligations. . . . . . . . . . . . . . . . . . . . . . . . . . .   (22,203)    (70,646)
Net payments on line-of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (50,000)   (198,223)
                                                                                                  ---------  ----------
Net cash provided (used) by financing activities . . . . . . . . . . . . . . . . . . . . . . . .   (32,319)    337,946

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . .    99,598      (6,367)

CASH AND CASH EQUIVALENTS - BEGINNING. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   147,549     123,547
                                                                                                  ---------  ----------

CASH AND CASH EQUIVALENTS - ENDING . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $247,147   $ 117,180
                                                                                                  =========  ==========


Supplemental disclosure of cash flows information:
    Cash paid during the three months ended for interest . . . . . . . . . . . . . . . . . . . .  $ 17,174   $  20,039
                                                                                                  =========  ==========

During the three months ended March 31, 2005, the Company issued unregistered common stock with a fair market value of $4,864 to current directors for past services rendered.









                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2005 may not be indicative of the results of operations for the year ended December 31, 2005. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2004.

     The financial statements are consolidated as of March 31, 2005 and December 31, 2004 for the Company. There were no intercompany transactions.

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

     Non-domestic license and territory fees - The Company does not recognize revenue on any non-domestic (excluding Canada) license or territory fee contracts until the cash is received, assuming all other tests of revenue recognition are met.

     Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable.

     Property and Equipment/Long-Lived Assets - Property and equipment is reviewed for impairment pursuant to the provisions of Statement of Financial Accounting Standards (or SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of the Company's estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Property, machinery and equipment are stated at cost less accumulated depreciation. Management believes the carrying amount is not impaired based upon estimated future cash flows.

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with Accounting Principals Board Opinion (or APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at March 31, 2005.

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

     Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

     Income Taxes - The Company assumes the deductibility of certain costs in income tax filings and estimates the recovery of deferred income tax assets.

     Preferred Stock - The Company has authorized two million (2,000,000) shares of preferred stock, of which one share of Series A Redeemable Preferred Stock (the "Preferred Stock") has been issued. The Preferred Stock is non-transferable, has a term of ten years from August 27, 2003 and is subject to redemption by the Company for a nominal sum. The Preferred Stock has no voting rights, but has the special right, voting separately as a single class, to nominate and elect one member of the Board of Directors of the Corporation at the annual meeting of the stockholders of the Corporation at which such member is to be elected. The Preferred Stock is not convertible or exchangeable for any other securities or property of the Company and has no liquidation preference. The Preferred Stock is redeemable upon the occurrence of certain events, including the reduction in the initial holder's holdings of the Company's common stock to less than 17.5% of the outstanding shares of common stock as reflected on reports filed with the Securities and Exchange Commission under Section 16 of the Securities and Exchange Act of 1934, as amended, through transfers or sales of the Company's common stock by the initial holder, his family members or entities controlled by him.

     Stock Options - The Company accounts for stock-based compensation issued to its employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the options granted in May, 2004 to Michael Nicholson, which is explained further in "Related Party Transactions". The fair value of options granted was determined using the Black-Scholes option pricing model. SFAS No. 123, "Accounting for Stock-Based Compensation", was revised in December 2004, which revision changes the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard had no effect on our financial condition or results of operations for the three months ended March 31, 2005, but it expected to affect our financial condition and results of operations starting with the first quarter of 2006.


     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (or FASB) Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:


                                      Three Months Ended March 31
                                     ----------------------------
                                              2005        2004
                                            ---------  ----------
Net loss, as reported. . . . . . . . . . .  $(63,782)  $(156,514)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects. . . . . . .   (26,774)    (18,621)
                                            ---------  ----------

Pro forma net loss . . . . . . . . . . . .  $(90,556)  $(175,135)
                                            =========  ==========

Loss per share:
Basic and diluted - as reported. . . . . .  $  (0.02)  $   (0.06)
                                            =========  ==========

Basic and diluted - pro-forma. . . . . . .  $  (0.03)  $   (0.06)
                                            =========  ==========




NOTE  2.     RELATED  PARTY  TRANSACTIONS

     During the first quarter of 2005, the Company issued 958 and 1,358 shares of unregistered common stock to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for management consulting work performed outside their duties as directors from January to April 2004, for $3,000 and $4,000, respectively, or a total of $7,000.

     During the first quarter of 2005, 10,000 restricted shares of unregistered common stock of the Company were subscribed to by Carl Richard, a director, in a private placement. These shares were issued in May 2005 at $1.25 per share, with associated warrants to purchase additional shares at $1.85 per share.


NOTE  3.     LONG-TERM  DEBT

     In February 2003 the Company closed on an $845,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime (5.25% at March 31, 2005) plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance prior debt and to provide working capital. The Company was in violation of financial covenants governing the credit facility at December 31, 2003, but the Bank waived this violation but required additional consideration in exchange for this waiver. In January 2004, the Company purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all treasury stock of the Company to the Bank. At the first anniversary of the initial credit facility, the Bank decreased the maximum amount available to borrow on the line to $400,000, but also reduced the financial covenants to make it easier for the Company to maintain the facility. The Company has currently renewed the line of credit through October 2005, and is not in violation of any financial covenants. In February 2005, the Bank amended the facility and released certain additional collateral but required the Company to provide an additional $50,000 certificate of deposit. At March 31, 2005, the Company had $250,000 of borrowing capacity under the credit facility.


NOTE  4.     CONTINGENCIES

     The Company leases its executive and administrative office in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment for the years ending December 31, 2005 and 2006 is approximately $37,200 each year. The total rental expense included in the statements of operations for the three months ended March 31, 2005 and 2004 is approximately $9,600 and $14,000, respectively. The Company also leases various equipment on a month-to-month basis.

     On July 1, 2004, the Company completed negotiations and engaged its former Chief Executive Officer and a member of the Board of Directors, Terry J. Logan, as an outside consultant. The consulting agreement extends through June 2006 and requires Dr. Logan to provide a minimum of 104 business days annually, to be paid at a rate of $700 per day and 1,000 stock options per month.

     In August 2003, the Company entered into a Settlement Agreement with Mr. J. Patrick Nicholson and negotiated a new consulting agreement. The consulting agreement will expire in August 2008, and Mr. Nicholson is required to provide future services to be eligible for compensation. Mr. Nicholson is also entitled to payments of $48,000 per year for non-competition and $6,000 per year for office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements.

     In June 2003, the Company entered into an Employment Agreement (the "Agreement") with Michael G. Nicholson, the Chief Development Officer and a member of the Board. The employment agreement will expire in June 2007, and future compensation amounts are to be determined annually by the Board. The agreement was disclosed in a filing on June 10, 2003 on Form 8-K. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the Agreement, and amended the Agreement. Because these options were priced lower than the fair market value as of that date, the Company is required to take a charge to earnings totaling approximately $68,400 ratably through June, 2007, the ending date of his employment agreement

     On September 27, 2004, the Company executed both a memorandum of employment and storage site agreement with a member of the Board of Directors, Daniel J. Haslinger, effective August 16, 2004. Mr. Haslinger was subsequently appointed Chief Executive Officer effective January 1, 2005. Under these agreements, Mr. Haslinger is paid $1,500 per month as an employee, and, a company co-owned by him is paid $5,000 per month for the rental of land owned by him. Both of these agreements are terminable "at-will".

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




NOTE  5.     NEW  ACCOUNTING  STANDARDS

     In March 2005, FASB Interpretation No. 47 (or FIN 47), "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143", was issued. The primary objective of FIN 47 is to provide guidance with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect the application of the provisions of FIN 47 to have a material impact on its financial position, results of operations or cash flows.

NOTE  6.     SEGMENT  INFORMATION

     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

     For the first quarter of 2005, approximately 30% of the Company's revenue is from management operations, 67% from other domestic operations, 2% from research and development grants and the remaining 1% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended March 31, 2005 and 2004 (dollars in thousands):



                                 Management              Domestic     Foreign      Research &
                                 Operations              Operations   Operations   Development   Total
                     ----------------------------------  -----------  -----------  ------------  ------
                                           Three Months Ended March 31, 2005
                     ----------------------------------------------------------------------------------
Revenues. . . . . .  $                              342  $       758  $        13  $         23  $1,136
Cost of revenues. .                                 222          548            -            19     789
Segment profits . .                                 120          210           13             4     347
Identifiable assets                                 272           59            -             -     331
Depreciation. . . .                                  15            4            -             -      19

                                           Three Months Ended March 31, 2004
                     ----------------------------------------------------------------------------------
Revenues. . . . . .  $                              500  $       922  $        13  $         23  $1,458
Cost of revenues. .                                 356          665            -            19   1,040
Segment profits . .                                 144          257           13             4     418
Identifiable assets                                 338           82            -             -     420
Depreciation. . . .                                  16            5            -             -      21



A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended March 31, 2005 and 2004 is as follows (dollars in thousands):



                                     Three Months Ended March 31
                                    ----------------------------
                                                 2005     2004
                                                -------  -------
Segment profits:
Segment profits for reportable segments. . . .  $  347   $  418
Corporate selling, general and administrative
   expenses and research + development costs.     (349)    (509)
Other income (expense) . . . . . . . . . . . .     (62)     (65)
                                                -------  -------
Consolidated loss before taxes . . . . . . . .  $  (64)  $ (156)
                                                =======  =======

Identifiable assets:
Identifiable assets for reportable segments. .  $  331   $  420
Corporate property and equipment . . . . . . .      10       26
Current assets not allocated to segments . . .   1,408    1,855
Intangible and other assets not allocated to
   segments . . . . . . . . . . . . . . . . .    1,175    1,479
Consolidated assets. . . . . . . . . . . . . .  $2,924   $3,780
                                                =======  =======

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $   19   $   21
Corporate depreciation and amortization. . . .      37       39
                                                -------  -------
Consolidated depreciation and amortization . .  $   56   $   60
                                                =======  =======



NOTE  7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

     Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 47.5% interest in the joint venture and accounts for its investment under the equity method. The Company has recognized its share of the joint venture's losses to the extent of its investment. Any additional losses passed through from the joint venture are recorded as an increase to the allowance against the Note Receivable.

     Condensed financial information of the partnership for the quarters ended March 31, 2005 and 2004 is as follows:




                         For the Quarter Ended March 31
                         ------------------------------

                                     2005        2004
                                  ----------  ---------
Net sales. . . . . . . . . . . .  $ 299,682   $596,147
Gross profit (loss). . . . . . .    (62,602)    (6,148)
Loss from continuing operations.   (117,268)   (92,259)
Net loss . . . . . . . . . . . .   (117,268)   (92,259)




ITEM  2.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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


RESULTS  OF  OPERATIONS

     Total revenues were $1,136,000 for the quarter ended March 31, 2005 compared to $1,458,000 for the same period of 2004. The net decrease in revenue is due primarily to a decrease in facility management fees and one-time license revenue. Our cost of revenues decreased to $789,000 in 2005 from $1,040,000 for the same period in 2004, but the gross profit percentage increased to 31% from 29% for the quarters ended March 31, 2005 and 2004, respectively. This increase in gross profit percentage is primarily due to the decrease in costs of processing at privatized facilities, reducing the cost of transporting our products and reductions in our payroll and related costs. Operating expenses decreased for the comparative period, while our share of the loss of a joint venture, our interest in Florida N-Viro, L.P., decreased for the same period of 2005. These changes collectively resulted in a net loss of approximately $64,000 for the quarter ended March 31, 2005 compared to a net loss of $157,000 for the same period in 2004.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 WITH THREE MONTHS ENDED MARCH 31, 2004

     Our overall revenue decreased $322,000, or 22%, to $1,136,000 for the quarter ended March 31, 2005 from $1,458,000 for the quarter ended March 31, 2004. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $24,000 from the same period ended in 2004;

     b) Revenue from the service fees for the management of alkaline admixture decreased $61,000 from the same period ended in 2004;

     c) Our processing revenue, including facility management revenue, showed a net decrease of $175,000 over the same period ended in 2004;

     d) Licensing of the N-Viro Process, which had $-0- license sales in the first quarter of 2005, showed a net decrease of $72,000 over the same period in 2004;

     e) Miscellaneous revenues increased $10,000 from the same period ended in 2004; and

     f) Research and development revenue did not change from the same period ended in 2004.

     Our gross profit decreased $71,000, or 17%, to $347,000 for the three months ended March 31, 2005 from $418,000 for the three months ended March 31, 2004, but the gross profit margin increased to 31% from 29% for the same periods. The increase in gross profit margin is primarily due to the decrease in costs of processing at privatized facilities, reducing the cost of transporting our products and reductions in our payroll and related costs.

     Our operating expenses decreased $160,000, or 31%, to $349,000 for the three months ended March 31, 2005 from $509,000 for the three months ended March 31, 2004. The decrease was primarily due to a decrease of approximately $78,000 in directors' fees paid in unregistered stock, $50,000 in employee payroll and related expenses, $34,000 in employee travel expenses and $42,000 in insurance and office/administrative costs, partially offset by an increase of approximately $37,000 in consulting fees and expenses and $14,000 in legal fees.

     As a result of the foregoing factors, we recorded an operating loss of $2,000 for the three months ended March 31, 2005 compared to an operating loss of $91,000 for the three months ended March 31, 2004, a decrease in the loss of approximately $89,000.

     Our net nonoperating income (expense) increased by $3,000 to net nonoperating expense of $62,000 for the three months ended March 31, 2005 from net nonoperating expense of $65,000 for the three months ended March 31, 2004. The increase in nonoperating expense was primarily due to a decrease in interest expense of $19,000 from 2004, partially offset by an increase in the loss of approximately $12,000 in the equity of a joint venture, from a loss of $44,000 in 2004 to a loss of $56,000 in 2005.

     We recorded net loss of approximately $64,000 for the three months ended March 31, 2005 compared to a net loss of $157,000 for the same period ended in 2004, a decrease in the loss of approximately $93,000.

     For the three months ended March 31, 2005 and 2004, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $264,000 at March 31, 2005, compared to a working capital deficit of $384,000 at December 31, 2004, resulting in an increase in working capital of $120,000. Current assets at March 31, 2005 included cash and investments of approximately $373,000 (including restricted cash of approximately $126,000), which is an increase of $150,000 from December 31, 2004. The increase in working capital was principally due to the private placement of unregistered common stock with three stock subscribers totaling $87,500.

     Compared to March 31, 2004, in the first three months of 2005 our cash flow provided by operations was approximately $140,000, an increase of approximately $403,000 from the same period in 2004. This increase was principally due to a decrease in the net loss of approximately $93,000 and a decrease in cash received from the issuance of stock for services of approximately $247,000, increased by the change in working capital of approximately $746,000.

     Our $845,000 credit facility with Monroe Bank + Trust, or the Bank is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all our assets . In January 2004, we purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all of our treasury stock to the Bank. In February 2004, the Bank decreased the maximum amount available to borrow on the line to $400,000, but also reduced the financial covenants to make it easier for us to maintain the facility. We currently have renewed the line of credit through October 2005, and are not in violation of any financial covenants. In February 2005, the Bank amended the facility and released certain additional collateral but required us to provide an additional $50,000 certificate of deposit. At March 31, 2005, we had $250,000 of borrowing capacity under the Credit Facility.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. We did not change our reserve for bad debts during the first three months of 2005.

     During the first three months of 2005, our investment in a 47.5% owned partnership, Florida N-Viro, L.P., recorded a net loss to us of approximately $56,000. Cash flow from operations of Florida N-Viro, L.P. was negative, partially due to the planned closing of one of its operating facilities, but we believe Florida N-Viro, L.P. will have sufficient cash flow to fund its operations for the rest of 2005.

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

     We expect continued improvements in operating results for 2005 primarily due to realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and positively impact 2005 operations.

     We believe that current market trends and increased and more focused emphasis on our business development efforts provide a basis for an optimistic outlook for 2005 and beyond. The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which the Company's patented N-Viro processes are very cost competitive, and well established in the market place. There are currently over 40 facilities worldwide using the N-Viro Process, most of which have been using the N-Viro process for over 10 years. Five new facilities are expected to come on-line in the next twelve to eighteen months. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand our revenue base over the next five years and beyond. We believe we have sufficient liquidity to continue operations over the next twelve months.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At March 31, 2005, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL  OBLIGATIONS

     The following table summarizes our contractual cash obligations at March 31, 2005, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                                Payments Due By Period
                                     ---------------------------------------------------------------------------
                                          Total    Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                         --------  -----------------  ------------  ------------  --------------
Purchase obligations . . . . . . .  (1)  $691,500  $         150,800  $    252,200  $    156,000  $      132,500
Long-term debt obligations . . . .  (2)   183,132             92,919        90,213             -               -
Operating leases . . . . . . . . .  (3)    98,895             48,042        50,853             -               -
Capital lease obligations                       -                  -             -             -               -
Other long-term debt obligations                -                  -             -             -               -
                                         --------  -----------------  ------------  ------------  --------------
Total contractual cash obligations       $973,527  $         291,761  $    393,266  $    156,000  $      132,500
                                         ========  =================  ============  ============  ==============

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


ITEM  3.        CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

     As of March 31, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of March 31, 2005, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL  CONTROLS

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     A final order has been issued in the stockholder derivative action, or the Lawsuit filed by Strategic Asset Management, Inc., or SAMI, in the Court of Chancery of the State of Delaware for New Castle County, or the Court. On April 21, 2005, the Court issued an order, or the Order, that the Settlement Agreement and Release, or the Agreement, between us, certain directors and SAMI, filed June 30, 2004 in response to the Lawsuit, a copy of which was attached to the Form 10-QSB filed August 16, 2004, has been confirmed and approved, with one change to the Agreement. The Court awarded the sum of $150,000 for fees and expenses. The Order was attached to the Form 8-K filed April 29, 2005.

     We were notified on April 22, 2005 that SAMI, the Plaintiff, and Mark Behringer, Intervening Plaintiff, jointly filed a Notice of Motion of Dismissal Pursuant to Rule 41(a) on April 22, 2005, dismissing the derivative action by SAMI. The Notice of Motion of Dismissal Pursuant to Rule 41(a) was attached to the Form 8-K filed April 29, 2005. This concludes the Lawsuit.

     From time to time we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     During the first quarter of 2005, we issued 958 and 1,358 shares of unregistered common stock to Phillip Levin and Daniel Haslinger, respectively, both members of the Board of Directors, in exchange for management consulting work performed outside their duties as directors from January to April 2004, for $3,000 and $4,000, respectively, or a total of $7,000.

     During the first quarter of 2005, Carl Richard, a director, subscribed for 10,000 shares of our restricted unregistered common stock in a private placement. These shares were issued in May 2005 at $1.25 per share, with associated warrants to purchase additional shares at $1.85 per share.

     We are currently completing a private placement of up to $835,188 in unregistered shares of our common stock. We hope to sell up to 668,151 shares of common stock at a price per share of $1.25. As announced in a Form 8-K on June 18, 2004, this price was lowered from $2.25 per share, the total amount of the private placement increased from $750,000 and the price of the associated warrants decreased to $1.85 from $2.85. During February and early March, 2004, we issued 193,417 shares for total proceeds of $435,188. To reflect the re-pricing, in June, 2004 we issued an additional 154,734 shares for no additional proceeds. During December, 2004, we issued an additional 125,200 shares for total proceeds of $156,500. During the first quarter of 2005, a director and two non-affiliated stockholders signed subscription agreements for an additional 70,000 shares, which we recorded as a receivable of $87,500 at March 31, 2005. We issued all 70,000 shares in the second quarter of 2005.

     All  of  the  foregoing issuances were exempt from registration pursuant to
Section 4(2) of the Securities and Exchange Act of 1933, and no underwriters or placement agents were involved.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None


ITEM  5.  OTHER  INFORMATION

(a) Our Board of Directors has postponed the Annual Meeting of our stockholders originally scheduled for Thursday, May 19, 2005, until June 30, 2005. The location of our Annual Meeting has not changed and will be in the Garden Room of the Toledo Club, 235 14th Street, Toledo, Ohio at 10:00 a.m. We filed a Notice of Postponement on May 11, 2005 with the SEC in a Schedule 14A, Definitive Additional Materials, and was sent to all stockholders on May 13, 2005. We will file a revised definitive proxy statement on an Amended Schedule 14A, which will be sent to all stockholders subsequent to the filing of this Form 10-QSB.

(b)     None


ITEM  6.  EXHIBITS

     (a)  Exhibits:
See  Exhibit  Index  below.

(b)     Reports  on  Form  8-K:

          None.




                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




          N-VIRO  INTERNATIONAL  CORPORATION



Date:     May  16,  2005          /s/Daniel  J.  Haslinger
          --------------          ------------------------
                                  Daniel  J.  Haslinger
                                  Chief  Executive  Officer  and  President
                                 (Principal  Executive  Officer)



Date:     May  16,  2005          /s/  James  K.  McHugh
          --------------          ----------------------
                                  James  K.  McHugh
                           Chief  Financial  Officer,  Secretary  and  Treasurer
                                 (Principal  Financial  &  Accounting  Officer)



                                  EXHIBIT INDEX
                                  =============

EXHIBIT  NO.     DOCUMENT
-----------      --------

3.1 Amended and Restated Certificate of Incorporation, dated June 17, 1998 (incorporated by reference to Exhibit 3.2 to Form 10-K filed April 14, 2004).

3.2 Amendment to the Certificate of Incorporation of the Company, dated November 13, 2003 (incorporated by reference to Exhibit 3.4 to Form 10-K filed April 14, 2004).

3.3     Amended  and  Restated  By-Laws  of  the  Company,  dated  May 13, 2005.

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


*     Indicates  a  management  contract  or  compensatory  plan or arrangement.