Form 10QSB
period 2005-06-30
N-VIRO INTERNATIONAL CORP
filed 2005-08-15
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
 X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                       OR
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

          As  of  August  8,  2005,  3,518,559  shares  of  N-Viro International
Corporation  $  .01  par  value  common  stock  were  outstanding.

  Transitional Small Business Disclosure Format (check one):       Yes  No   X
                                                                           ---

PART  I  -  FINANCIAL  INFORMATION


ITEM  1.        FINANCIAL  STATEMENTS



                                          N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                               Three Months Ended June 30  Six Months Ended June 30
                                                                 ------------------------  ------------------------
                                                                    2005         2004         2005         2004
                                                                 -----------  -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,018,040   $1,589,539   $2,154,486   $3,047,908

Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . .     782,500    1,118,024    1,571,796    2,158,237
                                                                 -----------  -----------  -----------  -----------

Gross Profit. . . . . . . . . . . . . . . . . . . . . . . . . .     235,540      471,515      582,690      889,671

Operating expenses:
Selling, general and administrative . . . . . . . . . . . . . .     367,918      497,113      717,080    1,006,564
                                                                 -----------  -----------  -----------  -----------

Operating loss. . . . . . . . . . . . . . . . . . . . . . . . .    (132,378)     (25,598)    (134,390)    (116,893)

Nonoperating income (expense):
Interest and dividend income. . . . . . . . . . . . . . . . . .       1,030       10,807        2,148       15,558
Interest expense. . . . . . . . . . . . . . . . . . . . . . . .      (8,667)     (23,273)     (15,852)     (49,420)
Gain on legal debt forgiven . . . . . . . . . . . . . . . . . .           -      157,174            -      157,174
Loss from equity investment in joint venture. . . . . . . . . .     (67,823)     (61,161)    (123,526)    (104,984)
                                                                 -----------  -----------  -----------  -----------
                                                                    (75,460)      83,547     (137,230)      18,328
                                                                 -----------  -----------  -----------  -----------

Income (loss) before income taxes . . . . . . . . . . . . . . .    (207,838)      57,949     (271,620)     (98,565)

Federal and state income taxes. . . . . . . . . . . . . . . . .           -            -            -            -
                                                                 -----------  -----------  -----------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $ (207,838)  $   57,949   $ (271,620)  $  (98,565)
                                                                 ===========  ===========  ===========  ===========


Basic and diluted income (loss) per share . . . . . . . . . . .  $    (0.06)  $     0.02   $    (0.08)  $    (0.03)
                                                                 ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted.   3,499,328    3,040,006    3,473,709    2,918,085
                                                                 ===========  ===========  ===========  ===========



                 See Notes to Consolidated Financial Statements


                                         N-VIRO INTERNATIONAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                   June 30, 2005 (Unaudited)    December 31, 2004
                                                                   --------------------------  -------------------
ASSETS
-----------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted. . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 299,656   $          147,549
Restricted. . . . . . . . . . . . . . . . . . . . . . . . . . . .                    125,914               75,600
Receivables:
Trade, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .                    710,860              578,070
Stock subscription. . . . . . . . . . . . . . . . . . . . . . . .                          -               42,500
Notes receivable - current. . . . . . . . . . . . . . . . . . . .                     68,131              112,802
Prepaid expenses and other assets . . . . . . . . . . . . . . . .                    110,041              108,732
                                                                   --------------------------  -------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . .                  1,314,602            1,065,253

Property and Equipment, Net . . . . . . . . . . . . . . . . . . .                    320,550              360,952

Investment in and Advances to Florida N-Viro, L.P.. . . . . . . .                     62,949              186,475

Notes Receivable, net of current portion. . . . . . . . . . . . .                          -                  338

Intangible and Other Assets, Net. . . . . . . . . . . . . . . . .                  1,004,467            1,078,771
                                                                   --------------------------  -------------------

                                                                   $               2,702,568   $        2,691,789
                                                                   ==========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt. . . . . . . . . . . . . . .  $                  98,307   $           91,072
Line-of-credit. . . . . . . . . . . . . . . . . . . . . . . . . .                     50,000              200,000
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .                  1,223,280              864,580
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .                    307,458              293,201
                                                                   --------------------------  -------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . .                  1,679,045            1,448,853

Long-term debt, less current maturities . . . . . . . . . . . . .                     62,172              114,263

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
3,642,059 in 2005 and 3,569,693 in 2004 . . . . . . . . . . . . .                     36,421               35,697
Preferred stock, $.01 par value; authorized 2,000,000 shares;
issued -0- shares in 2005 and 1 share in 2004 . . . . . . . . . .                          -                    -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                 14,894,920           14,791,346
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .                (13,285,100)         (13,013,480)
                                                                   --------------------------  -------------------
                                                                                   1,646,241            1,813,563
Less treasury stock, at cost, 123,500 shares. . . . . . . . . . .                    684,890              684,890
                                                                   --------------------------  -------------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . .                    961,351            1,128,673
                                                                   --------------------------  -------------------

                                                                   $               2,702,568   $        2,691,789
                                                                   ==========================  ===================



                 See Notes to Consolidated Financial Statements


                                         N-VIRO INTERNATIONAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                               Six Months Ended June 30

                                                                                              2005        2004
                                                                                           ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .  $ 228,274   $(164,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Collections on notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     43,768      14,000
Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .          -      (2,004)
Sales of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         750
Expenditures for intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,830)    (26,257)
Reductions to restricted cash and cash equivalents. . . . . . . . . . . . . . . . . . . .    (50,314)    (75,112)
                                                                                           ----------  ----------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,376)    (88,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock - options, warrants and private placement . . . . . . . . . . . . . . .    130,000     543,180
Borrowings under long-term obligations. . . . . . . . . . . . . . . . . . . . . . . . . .          -      74,386
Private placement expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,935)    (10,751)
Principal payments on long-term obligations . . . . . . . . . . . . . . . . . . . . . . .    (44,856)   (107,735)
Net payments on line-of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (150,000)   (298,223)
                                                                                           ----------  ----------
Net cash provided (used) by financing activities. . . . . . . . . . . . . . . . . . . . .    (67,791)    200,857

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . .    152,107     (52,601)

CASH AND CASH EQUIVALENTS - BEGINNING . . . . . . . . . . . . . . . . . . . . . . . . . .    147,549     123,547
                                                                                           ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 299,656   $  70,946
                                                                                           ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the six months ended for interest. . . . . . . . . . . . . . . . . . . .  $  26,293   $  28,085
                                                                                           ==========  ==========

During the six months ended June 30, 2005, the Company issued unregistered common stock with a fair market value of $4,864 to current directors for past services rendered.



                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2005 may not be indicative of the results of operations for the year ending December 31, 2005. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2004.

     The financial statements are consolidated as of June 30, 2005 and December 31, 2004 for the Company. There were no intercompany transactions.

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

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with Accounting Principals Board Opinion (or APB) No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at June 30, 2005.

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

     Preferred Stock - The Company has authorized two million (2,000,000) shares of preferred stock, of which one share of Series A Redeemable Preferred Stock (the "Preferred Stock") was issued as of the beginning of the quarter ended June 30, 2005 but redeemed in May, 2005. The Preferred Stock was non-transferable, had a term of ten years from August 27, 2003 and was subject to redemption by the Company for a nominal sum. The Preferred Stock had no voting rights, but had the special right, voting separately as a single class, to nominate and elect one member of the Board of Directors of the Corporation at the annual meeting of the stockholders of the Corporation at which such member is to be elected. The Preferred Stock was not convertible or exchangeable for any other securities or property of the Company and had no liquidation preference. The Preferred Stock was redeemable upon the occurrence of certain events, including the reduction in the initial holder's holdings of the Company's common stock to less than 17.5% of the outstanding shares of common stock as reflected on reports filed with the Securities and Exchange Commission under Section 16 of the Securities and Exchange Act of 1934, as amended, through transfers or sales of the Company's common stock by the initial holder, his family members or entities controlled by him. In May 2005, the Company redeemed the Preferred Stock.

     Stock Options - The Company accounts for stock-based compensation issued to its employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the options granted in May, 2004 to Michael Nicholson, which is explained further in Note 4, "Contingencies". The fair value of options granted was determined using the Black-Scholes option pricing model. SFAS No. 123R, "Accounting for Stock-Based Compensation", was revised in December 2004, which revision changes the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard had no effect on our financial condition or results of operations for the six months ended June 30, 2005, but is expected to affect our financial condition and results of operations starting with the first quarter of 2006.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (or FASB) Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:



                                     Three Months Ended June 30, Six Months Ended June 30,
                                            ----------------------  ----------------------
                                               2005        2004        2005        2004
                                            ----------  ----------  ----------  ----------
Net income (loss), as reported . . . . . .  $(207,838)  $  57,949   $(271,620)  $ (98,565)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects. . . . . . .    (54,724)   (235,621)    (81,498)   (254,242)
                                            ----------  ----------  ----------  ----------

Pro forma net loss . . . . . . . . . . . .  $(262,562)  $(177,672)  $(353,118)  $(352,807)
                                            ==========  ==========  ==========  ==========

Income (loss) per share:
Basic and diluted - as reported. . . . . .  $   (0.06)  $    0.02   $   (0.08)  $   (0.03)
                                            ==========  ==========  ==========  ==========

Basic and diluted - pro-forma. . . . . . .  $   (0.08)  $   (0.06)  $   (0.10)  $   (0.12)
                                            ==========  ==========  ==========  ==========


NOTE  2.     RELATED  PARTY  TRANSACTIONS

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


NOTE  3.     LONG-TERM  DEBT

     In February 2003 the Company closed on an $845,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime (5.25% at June 30, 2005) plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance prior debt and to provide working capital. In January 2004, the Company purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all treasury stock of the Company to the Bank. At the first anniversary of the initial credit facility, the Bank decreased the maximum amount available to borrow on the line to $400,000, but also reduced the financial covenants to make it easier for the Company to maintain the facility. The Company has currently renewed the line of credit through October 2005, and is not in violation of any financial covenants. In February 2005, the Bank amended the facility and released certain additional collateral but required the Company to provide an additional $50,000 certificate of deposit. At June 30, 2005, the Company had $350,000 of borrowing capacity under the credit facility.


NOTE  4.     CONTINGENCIES

     The Company leases its executive and administrative office in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment for the years ending December 31, 2005 and 2006 is approximately $37,200 each year. The total rental expense included in the statements of operations for the six months ended June 30, 2005 and 2004 is approximately $19,200 and $28,000, respectively. The Company also leases various equipment on a month-to-month basis.

     On July 1, 2004, the Company completed negotiations and engaged its former Chief Executive Officer and a member of the Board of Directors, Terry J. Logan, as an outside consultant. The consulting agreement extends through June 2006 and requires Dr. Logan to provide a minimum of 104 business days annually, to be paid at a rate of $700 per day and 1,000 stock options per month. In July 2005, Dr. Logan rescinded the stock options portion of his consulting agreement, effective with services rendered after June 2005.

     In August 2003, the Company entered into a Settlement Agreement with Mr. J. Patrick Nicholson and negotiated a new consulting agreement (the "Agreement"). The Agreement was scheduled to expire in August 2008, and Mr. Nicholson was required to provide future services to be eligible for compensation. Mr. Nicholson was also entitled to payments of $48,000 per year for non-competition and $6,000 per year for office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements. In June 2005, Mr. Nicholson filed a Demand for Arbitration, claiming a breach of contract and damages of $50,000. No date for the arbitration hearing has been set, and no discovery has been taken at this time. On July 13, 2005, the Board of Directors of the Company voted to terminate the Agreement for cause, based on numerous specific instances of violations of the terms of the Agreement. The Agreement was for a period ending no earlier than five years from the date of the contract. Mr. Nicholson was currently being paid an aggregate of over $92,000 per year under the Consulting Agreement, exclusive of any other payouts earnable.

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


NOTE  5.     NEW  ACCOUNTING  STANDARDS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3", which amends the guidance in APB No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes In Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the application of the provisions of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.


NOTE  6.     SEGMENT  INFORMATION

     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

     For the second quarter of 2005, approximately 33% of the Company's revenue is from management operations, 65% from other domestic operations and 2% from research and development grants. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended June 30, 2005 and 2004 (dollars in thousands):




                                Management    Domestic      Foreign      Research &
                                Operations   Operations    Operations   Development   Total
                                -----------  -----------  ------------  ------------  ------
Quarter Ended June 30, 2005
------------------------------
Revenues . . . . . . . . . . .  $       338  $       657  $         -   $         23  $1,018
Cost of revenues . . . . . . .          265          491            7             19     782
Segment profits. . . . . . . .           73          166           (7)             4     236
Identifiable assets. . . . . .          257           56            -              -     313
Depreciation . . . . . . . . .           15            4            -              -      19


Quarter Ended June 30, 2004
------------------------------
Revenues . . . . . . . . . . .  $       494  $     1,060  $        13   $         23  $1,590
Cost of revenues . . . . . . .          307          811            -              -   1,118
Segment profits. . . . . . . .          187          249           13             23     472
Identifiable assets. . . . . .          322           76            -              -     398
Depreciation . . . . . . . . .           16            5            -              -      21


Six Months Ended June 30, 2005
------------------------------
Revenues . . . . . . . . . . .  $       680  $     1,417  $        13   $         45  $2,155
Cost of revenues . . . . . . .          486        1,041            7             38   1,572
Segment profits. . . . . . . .          194          376            6              7     583
Identifiable assets. . . . . .          257           56            -              -     313
Depreciation . . . . . . . . .           31            6            -              -      37


Six Months Ended June 30, 2004
------------------------------
Revenues . . . . . . . . . . .  $       994  $     1,982  $        26   $         46  $3,048
Cost of revenues . . . . . . .          663        1,476            -             19   2,158
Segment profits. . . . . . . .          331          506           26             27     890
Identifiable assets. . . . . .          322           76            -              -     398
Depreciation . . . . . . . . .           32           10            -              -      42

A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended June 30, 2005 and 2004 is as follows (dollars in thousands):



                                                    Qtr. Ended June 30        Six Months Ended June 30
                                                ------------------------    -----------------------------
                                                     2005        2004           2005            2004
                                                ------------  ------------  --------------  -------------
Segment profits:
Segment profits for reportable segments. . . .  $       236   $       472   $         583   $        890
Corporate selling, general and administrative
expenses and research + development costs. . .         (368)         (497)           (717)        (1,007)
Other income (expense) . . . . . . . . . . . .          (76)           83            (138)            18
                                                ------------  ------------  --------------  -------------
Consolidated income (loss) before taxes. . . .  $      (208)  $        58   $        (272)  $        (99)
                                                ============  ============  ==============  =============

Identifiable assets:
Identifiable assets for reportable segments. .  $       313   $       398   $         313   $        398
Corporate property and equipment . . . . . . .            8            24               8             24
Current assets not allocated to segments . . .        1,315         1,428           1,315          1,428
Intangible and other assets not allocated to
segments . . . . . . . . . . . . . . . . . . .        1,067         1,385           1,067          1,385
Consolidated assets. . . . . . . . . . . . . .  $     2,703        $3,235   $       2,703   $      3,235
                                                ============  ============  ==============  =============

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $        19   $        21   $          37   $         42
Corporate depreciation and amortization. . . .           37            39              75             78
                                                ------------  ------------  --------------  -------------
Consolidated depreciation and amortization . .  $        56   $        60   $         112   $        120
                                                ============  ============  ==============  =============



NOTE  7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

     Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 47.5% interest in the joint venture and accounts for its investment under the equity method. The Company has recognized its share of the joint venture's losses to the extent of its investment. Any additional losses passed through from the joint venture are recorded as an increase to the allowance against the Note Receivable from Florida N-Viro.

     Condensed financial information of the partnership for the quarters ended June 30, 2005 and 2004 is as follows:



                            For the Quarter Ended June 30
                            -----------------------------
                                     2005        2004
                                  ----------  -----------
Net sales. . . . . . . . . . . .  $ 292,875   $ 478,237
Gross profit (loss). . . . . . .    (79,253)    (33,864)
Loss from continuing operations.   (142,781)   (128,760)
Net loss . . . . . . . . . . . .   (142,781)   (128,760)



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


RESULTS  OF  OPERATIONS

     Total revenues were $1,018,000 for the quarter ended June 30, 2005 compared to $1,590,000 for the same period of 2004. The net decrease in revenue is due primarily to a decrease in alkaline admixture sales and service fees, and a decrease in facility management fees. Our cost of revenues decreased to $783,000 in 2005 from $1,118,000 for the same period in 2004, and the gross profit percentage decreased to 23% from 30% for the quarters ended June 30, 2005 and 2004, respectively. This decrease in gross profit percentage is primarily due to the reduction in the supply of alkaline admixture that is our lower-cost source and, a decrease in facility management fee operations without a corresponding reduction in related costs. Operating expenses decreased for the comparative period, while our share of the loss of a joint venture, our interest in Florida N-Viro, L.P., increased for the same period of 2005. We also recognized a one-time gain of $157,000 on the forgiveness of debt in the second quarter of 2004, whereas in 2005 this event does not reoccur. These changes collectively resulted in a net loss of approximately $208,000 for the quarter ended June 30, 2005 compared to net income of $58,000 for the same period in 2004.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 WITH THREE MONTHS ENDED JUNE 30, 2004

     Our overall revenue decreased $572,000, or 36%, to $1,018,000 for the quarter ended June 30, 2005 from $1,590,000 for the quarter ended June 30, 2004. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $240,000 from the same period ended in 2004;

     b) Revenue from the service fees for the management of alkaline admixture decreased $102,000 from the same period ended in 2004;

     c) Our processing revenue, including facility management revenue, showed a net decrease of $192,000 over the same period ended in 2004;

     d) Miscellaneous revenues decreased $38,000 from the same period ended in 2004; and

     e) Research and development revenue did not change from the same period ended in 2004.

     Our gross profit decreased $236,000, or 50%, to $236,000 for the three months ended June 30, 2005 from $472,000 for the three months ended June 30, 2004, and the gross profit margin decreased to 23% from 30% for the same periods. The decrease in gross profit margin is primarily due to the reduction in the supply of alkaline admixture that is our lower-cost source and, a decrease in facility management fee operations without a corresponding reduction in related costs.

     Our operating expenses decreased $130,000, or 26%, to $368,000 for the three months ended June 30, 2005 from $498,000 for the three months ended June 30, 2004. The decrease was primarily due to a decrease of approximately $62,000 in employee payroll and related expenses, $51,000 in litigation settlement charges and $28,000 in insurance and office/administrative costs, partially offset by an increase of approximately $12,000 in consulting fees and expenses and $9,000 in legal fees.

     As a result of the foregoing factors, we recorded an operating loss of $132,000 for the three months ended June 30, 2005 compared to an operating loss of $26,000 for the three months ended June 30, 2004, an increase in the loss of approximately $106,000.

     Our net nonoperating income (expense) increased by $160,000 to net nonoperating expense of $75,000 for the three months ended June 30, 2005 from net nonoperating income of $84,000 for the three months ended June 30, 2004. The increase in nonoperating expense was primarily due to a decrease in the gain on the forgiveness of debt recognized in 2004, from a gain of $157,000 to $-0-in 2005.

     We recorded net loss of approximately $208,000 for the three months ended June 30, 2005 compared to net income of $58,000 for the same period ended in 2004, a decrease of approximately $266,000.

     For the three months ended June 30, 2005 and 2004, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 WITH SIX MONTHS ENDED JUNE 30, 2004

     Our overall revenue decreased $893,000, or 29%, to $2,154,000 for the six months ended June 30, 2005 from $3,048,000 for the six months ended June 30, 2004. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $265,000 from the same period ended in 2004;

     b) Revenue from the service fees for the management of alkaline admixture decreased $163,000 from the same period ended in 2004;

     c) Our processing revenue, including facility management revenue, showed a net decrease of $367,000 over the same period ended in 2004;

     d) Licensing of the N-Viro Process, which had $-0- license sales in the six months of 2005, showed a net decrease of $72,000 over the same period in 2004;

     e) Miscellaneous revenues decreased $26,000 from the same period ended in 2004; and

     f) Research and development revenue did not change from the same period ended in 2004.

     Our gross profit decreased $307,000, or 34%, to $583,000 for the six months ended June 30, 2005 from $890,000 for the six months ended June 30, 2004, and the gross profit margin decreased to 27% from 29% for the same periods. The decrease in gross profit margin is primarily due to the reduction in the supply of alkaline admixture that is our lower-cost source and, a decrease in facility management fee operations without a corresponding reduction in related costs. The decrease was partially offset by the decrease in the cost of transporting our products, which was itself partially attributable to a reduction in tons of product shipped, and reductions in our payroll and related costs.

     Our operating expenses decreased $290,000, or 29%, to $717,000 for the six months ended June 30, 2005 from $1,007,000 for the six months ended June 30, 2004. The decrease was primarily due to a decrease of approximately $112,000 in employee payroll and related expenses, $78,000 in directors' fees paid in unregistered stock, $59,000 in insurance and office/administrative costs, $51,000 in litigation settlement charges, partially offset by an increase of approximately $49,000 in consulting fees and expenses and $23,000 in legal fees.

     As a result of the foregoing factors, we recorded an operating loss of $134,000 for the six months ended June 30, 2005, compared to an operating loss of $118,000 for the six months ended June 30, 2004, an increase in the loss of approximately $17,000.

     Our net nonoperating income (expense) decreased by $156,000 to net nonoperating expense of $137,000 for the six months ended June 30, 2005 from net nonoperating income of $19,000 for the six months ended June 30, 2004. The decrease in nonoperating income (expense) was primarily due to a decrease in the gain on the forgiveness of debt recognized in 2004, from a gain of $157,000 to $-0- in 2005.

     We recorded net loss of approximately $272,000 for the six months ended June 30, 2005 compared to a net loss of $99,000 for the same period ended in 2004, an increase in the loss of approximately $173,000.

     For the six months ended June 30, 2005 and 2004, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $364,000 at June 30, 2005, compared to a working capital deficit of $384,000 at December 31, 2004, resulting in an increase in working capital of $20,000. Current assets at June 30, 2005 included cash and investments of approximately $426,000 (including restricted cash of approximately $126,000), which is an increase of $202,000 from December 31, 2004. The increase in working capital was principally due to the private placement of unregistered common stock with three stock subscribers totaling $87,500.

     Compared to June 30, 2004, in the first six months of 2005 our cash flow provided by operations was approximately $229,000, an increase of approximately $393,000 from the same period in 2004. This increase was principally due to the change in working capital of approximately $813,000, offset by a decrease in cash received from the issuance of stock for services of approximately $247,000 and decreased by the increase in the net loss of approximately $173,000.

     Our $845,000 credit facility with Monroe Bank + Trust, or the Bank is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all our assets . In January 2004, we purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all of our treasury stock to the Bank. In February 2004, the Bank decreased the maximum amount available to borrow on the line to $400,000, but also reduced the financial covenants to make it easier for us to maintain the facility. We currently have renewed the line of credit through October 2005, and are not in violation of any financial covenants. In February 2005, the Bank amended the facility and released certain additional collateral but required us to provide an additional $50,000 certificate of deposit. At June 30, 2005, we had $350,000 of borrowing capacity under the Credit Facility.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. We did not change our reserve for bad debts during the first six months of 2005.

     During the first six months of 2005, our investment in a 47.5% owned partnership, Florida N-Viro, L.P., recorded a net loss to us of approximately $124,000. Cash flow from operations of Florida N-Viro, L.P. was negative, but we believe Florida N-Viro, L.P. will have sufficient cash flow to fund its operations for the rest of 2005.

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

     We expect improvements in operating results for 2005 partially due to realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and positively impact 2005 operations.

     We believe that current market trends and increased and more focused emphasis on our business development efforts provide a basis for an optimistic outlook for 2005 and beyond. The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which our patented N-Viro processes are very cost competitive, and well established in the market place. There are currently over 35 facilities worldwide using the N-Viro Process, most of which have been using the N-Viro process for over 10 years. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand our revenue base over the next five years and beyond. We believe we have sufficient liquidity to continue operations over the next twelve months.


OFF-BALANCE  SHEET  ARRANGEMENTS

     At June 30, 2005, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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


CONTRACTUAL  OBLIGATIONS

     The following table summarizes our contractual cash obligations at June 30, 2005, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



                                                                Payments Due By Period
                                     -----------------------------------------------------------------------------
                                           Total     Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                         ----------  -----------------  ------------  ------------  --------------
Purchase obligations . . . . . . .  (1)  $778,452    $         165,084  $    276,852  $    180,568  $      155,948
Long-term debt obligations . . . .  (2)   160,479               98,307        62,172             -               -
Operating leases . . . . . . . . .  (3)    86,118               47,788        38,330             -               -
Capital lease obligations                       -                    -             -             -               -
Other long-term debt obligations                -                    -             -             -               -
                                         ----------  -----------------  ------------  ------------  --------------
Total contractual cash obligations       $1,025,049  $         311,179  $    377,354  $    180,568  $      155,948
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



ITEM  3.        CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

     As of June 30, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of June 30, 2005, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL  CONTROLS

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In June 2005, J. Patrick Nicholson, our former Chairman and CEO, filed a Demand for Arbitration, seeking damages of $50,000 based on a claimed breach of contract of a Consulting Agreement dated August 28, 2003 between us and Mr. Nicholson. We are uncertain as to any additional obligations to Mr. Nicholson under the Consulting Agreement or in settlement of any additional claims.

     On July 13, 2005, our Board of Directors voted to terminate for cause the Consulting Agreement, based on numerous specific instances of violations of the terms of the Consulting Agreement. The Consulting Agreement, filed as Exhibit B to the Form 8-K filed August 29, 2003, contained a term ending no earlier than five years from the date of the contract. Mr. Nicholson is a reporting owner of approximately 15% of our outstanding common stock, as of the date of our definitive proxy statement dated May 12, 2005. Mr. Nicholson was currently being paid an aggregate of over $92,000 per year under the Consulting Agreement, exclusive of any other payouts earnable.

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

     None.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     (a)     On  June  30,  2005,  we  held  our  Annual  Stockholders  Meeting.

     (b) The directors elected at the meeting were: R. Francis DiPrete, Daniel J. Haslinger, Joseph H. Scheib and Carl Richard. Following the meeting, our Board of Directors currently consists of seven members, with two vacancies:
Phillip Levin, our Chairman of the Board; Daniel Haslinger, our President and Chief Executive Officer; Michael Nicholson, our Chief Development Officer;
Terry  Logan,  R.  Francis  DiPrete,  Joseph  Scheib  and  Carl  Richard.

     (c) Four issues were presented for stockholder consideration at the Annual Meeting: (1) to amend our Certificate of Incorporation to remove Article 5, (2) to amend our Certificate of Incorporation to remove Article 10, (3) the election of four directors to our Board of Directors and (4) the ratification of UHY LLP as our independent auditors. All four issues were approved by the stockholders.

          The first approved amendment to the Certificate of Incorporation eliminated Article Five, which governed the size, composition, election and vacancies of the Board and removal of directors, all of which are covered in our Amended and Restated By-Laws. This Amendment conforms the Certificate to our Amended and Restated By-Laws adopted by the Board of Directors on May 13, 2005, changing the requirement for the election of directors from a plurality to a majority of the votes cast. In approving this amendment, the stockholders voted as follows: 2,668,747 votes were cast for the amendment, 569,964 votes were cast against the amendment, and 450 abstained.

          The second approved amendment to the Certificate of Incorporation eliminated Article Ten, which required a 75% supermajority vote of stockholders for approval of certain business combinations. In approving this amendment, the stockholders voted as follows: 2,668,485 votes were cast for the amendment, 570,226 votes were cast against the amendment, and 450 abstained.

          The four candidates nominated to the Board of Directors received the following votes from the stockholders:

     R.  Francis  DiPrete     2,558,616  votes  for     680,545  votes  withheld
     Daniel  J.  Haslinger    2,659,214  votes  for     579,947  votes  withheld
     Joseph  H.  Scheib       2,562,338  votes  for     676,823  votes  withheld
     Carl  Richard            2,670,390  votes  for     568,771  votes  withheld

     All four nominees to the Board were successfully elected to the Board of Directors.

          In ratifying UHY LLP as our independent auditors, the stockholders voted as follows: 2,743,226 votes were cast for ratification, 494,085 votes were against ratification, and 1,850 abstained.

     (d)     None


ITEM  5.  OTHER  INFORMATION

(a)     None

(b) The changes to the procedures by which stockholders recommend nominees to our Board of Directors is found in the second paragraph of Item 4(c) of Part II of this report, which describes the amendment to the Certificate of Incorporation eliminating Article Five and changing the requirement for the election of directors from a plurality to a majority of the votes cast.


ITEM  6.  EXHIBITS

(a)  Exhibits:

     See  Exhibit  Index  below.

(b)  Reports  on  Form  8-K:

     We filed a report on Form 8-K on April 5, 2005, dated April 4, 2005, to announce our fourth quarter and year end 2004 financial results.

     We filed a report on Form 8-K on April 29, 2005, dated April 21, 2005, that the Delaware Chancery Court, or the Court issued an order that our Settlement and Release filed in June 2004 had been confirmed and approved, with one change. We were also notified by the Court that Strategic Asset Management, or SAMI filed a Notice of Motion of Dismissal, dismissing the derivative action by SAMI.

     We filed a report on Form 8-K on May 19, 2005, dated May 13, 2005, that Christopher Anderson resigned from the Board. We also reported that our Board amended our By-Laws to change the requirement for the election of directors, and we re-announced that our annual meeting had been rescheduled to June 30, 2005.

     We filed a report on Form 8-K on June 1, 2005, dated May 27, 2005, that Brian Burns ceased to be a director when we redeemed the share of Preferred
Stock  held  by  J.  Patrick  Nicholson.

     We filed a report on Form 8-K on July 6, 2005, dated June 30, 2005, that our stockholders approved two proposals, each amending the Certificate of Incorporation, governing the size, composition, election, removal and vacancies to the Board, as well as eliminating the Article requiring a supermajority vote of the stockholders for approval of certain business combinations.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




          N-VIRO  INTERNATIONAL  CORPORATION



Date:     August  15,  2005                          /s/Daniel  J.  Haslinger
          -----------------                          ------------------------
                                                        Daniel  J.  Haslinger
                                    Chief  Executive  Officer  and  President
                                              (Principal  Executive  Officer)



Date:     August  15,  2005                            /s/  James  K.  McHugh
          -----------------                            ----------------------
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

3.3 Amended and Restated By-Laws of the Company, dated May 13, 2005 (incorporated by reference to Exhibit 3.3 to Form 10-QSB filed May 16, 2005).

3.4 Amendment to the Certificate of Incorporation of the Company, dated July 6, 2005.

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

10.5 Memorandum of Employment Agreement and Storage Site Agreement, respectively, both dated September 27, 2004, between N-Viro International Corporation and, Daniel J. Haslinger and Micro Macro Integrated Technologies, Inc., respectively (incorporated by reference to Exhibit 10.1 of Form 8-K dated October 1, 2004).*

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*     Indicates  a  management  contract  or  compensatory  plan or arrangement.