Form 10QSB
period 2005-09-30
N-VIRO INTERNATIONAL CORP
filed 2005-11-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)
 X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                       OR
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

          As of November 7, 2005, 3,690,559 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

  Transitional Small Business Disclosure Format (check one):       Yes  No   X
                                                                            ---

PART  I  -  FINANCIAL  INFORMATION


ITEM  1.        FINANCIAL  STATEMENTS



                                          N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                            Three Months Ended Sept. 30  Nine Months Ended Sept. 30
                                                                    2005         2004         2005         2004
                                                                 -----------  -----------  -----------  -----------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  947,963   $1,253,551   $3,102,449   $4,301,459

Cost of revenues. . . . . . . . . . . . . . . . . . . . . . . .     688,751      946,805    2,260,547    3,105,042
                                                                 -----------  -----------  -----------  -----------

Gross Profit. . . . . . . . . . . . . . . . . . . . . . . . . .     259,212      306,746      841,902    1,196,417

Operating expenses:
  Selling, general and administrative . . . . . . . . . . . . .     287,851      352,957    1,004,931    1,359,521
                                                                 -----------  -----------  -----------  -----------

Operating loss. . . . . . . . . . . . . . . . . . . . . . . . .     (28,639)     (46,211)    (163,029)    (163,104)

Nonoperating income (expense):
  Interest and dividend income. . . . . . . . . . . . . . . . .       2,272        5,947        4,420       21,505
  Interest expense. . . . . . . . . . . . . . . . . . . . . . .      (5,560)      66,291      (21,412)      16,871
  Gain on legal debt forgiven . . . . . . . . . . . . . . . . .           -            -            -      157,174
  Loss from equity investment in joint venture. . . . . . . . .     (32,058)     (13,486)    (155,584)    (118,470)
                                                                 -----------  -----------  -----------  -----------
                                                                    (35,346)      58,752     (172,576)      77,080
                                                                 -----------  -----------  -----------  -----------

Income (loss) before income taxes . . . . . . . . . . . . . . .     (63,985)      12,541     (335,605)     (86,024)

Federal and state income taxes. . . . . . . . . . . . . . . . .           -            -            -            -
                                                                 -----------  -----------  -----------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $  (63,985)  $   12,541   $ (335,605)  $  (86,024)
                                                                 ===========  ===========  ===========  ===========


Basic and diluted income (loss) per share . . . . . . . . . . .  $    (0.02)  $     0.00   $    (0.10)  $    (0.03)
                                                                 ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted.   3,528,146    3,210,423    3,492,054    3,016,243
                                                                 ===========  ===========  ===========  ===========





                 See Notes to Consolidated Financial Statements


                                          N-VIRO INTERNATIONAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                   Sept. 30, 2005 (Unaudited)    December 31, 2004
                                                                   ---------------------------  -------------------
ASSETS
-----------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
  Unrestricted. . . . . . . . . . . . . . . . . . . . . . . . . .  $                  164,927   $          147,549
  Restricted. . . . . . . . . . . . . . . . . . . . . . . . . . .                     127,444               75,600
Receivables:
  Trade, net. . . . . . . . . . . . . . . . . . . . . . . . . . .                     958,415              578,070
  Stock subscription. . . . . . . . . . . . . . . . . . . . . . .                           -               42,500
Notes receivable - current. . . . . . . . . . . . . . . . . . . .                      68,593              112,802
Prepaid expenses and other assets . . . . . . . . . . . . . . . .                     202,670              108,732
                                                                   ---------------------------  -------------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . .                   1,522,049            1,065,253

Property and Equipment, Net . . . . . . . . . . . . . . . . . . .                     303,574              360,952

Investment in and Advances to Florida N-Viro, L.P.. . . . . . . .                      30,891              186,475

Notes Receivable, net of current portion. . . . . . . . . . . . .                           -                  338

Intangible and Other Assets, Net. . . . . . . . . . . . . . . . .                   1,119,987            1,078,771
                                                                   ---------------------------  -------------------

                                                                   $                2,976,501   $        2,691,789
                                                                   ===========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt. . . . . . . . . . . . . . .  $                   79,327   $           91,072
Line-of-credit. . . . . . . . . . . . . . . . . . . . . . . . . .                      50,000              200,000
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .                   1,188,682              864,580
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .                     326,799              293,201
                                                                   ---------------------------  -------------------
Total current liabilities . . . . . . . . . . . . . . . . . . . .                   1,644,808            1,448,853

Long-term debt, less current maturities . . . . . . . . . . . . .                      42,002              114,263

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
  3,814,159 in 2005 and 3,569,693 in 2004 . . . . . . . . . . . .                      38,141               35,697
Preferred stock, $.01 par value; authorized 2,000,000 shares;
  issued -0- shares in 2005 and 1 share in 2004 . . . . . . . . .                           -                    -
Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                  15,285,525           14,791,346
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .                 (13,349,085)         (13,013,480)
                                                                   ---------------------------  -------------------
                                                                                    1,974,581            1,813,563
Less treasury stock, at cost, 123,500 shares. . . . . . . . . . .                     684,890              684,890
                                                                   ---------------------------  -------------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . .                   1,289,691            1,128,673
                                                                   ---------------------------  -------------------

                                                                   $                2,976,501   $        2,691,789
                                                                   ===========================  ===================



                 See Notes to Consolidated Financial Statements


                                         N-VIRO INTERNATIONAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                       Nine Months Ended Sept. 30
                                                                                              2005        2004
                                                                                           ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .  $ 135,739   $(114,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Collections on notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     43,768      24,000
Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,270)     (3,395)
Sales of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -       1,409
Expenditures for intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,830)    (26,257)
Reductions to restricted cash and cash equivalents. . . . . . . . . . . . . . . . . . . .    (51,844)    (75,112)
                                                                                           ----------  ----------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,176)    (79,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock - options, warrants and private placement . . . . . . . . . . . . . . .    130,000     543,180
Borrowings under long-term obligations. . . . . . . . . . . . . . . . . . . . . . . . . .          -      74,386
Private placement expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,180)    (11,696)
Principal payments on long-term obligations . . . . . . . . . . . . . . . . . . . . . . .    (84,005)   (222,992)
Net payments on line-of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (150,000)   (238,111)
                                                                                           ----------  ----------
Net cash provided (used) by financing activities. . . . . . . . . . . . . . . . . . . . .   (107,185)    144,767

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . .     17,378     (49,469)

CASH AND CASH EQUIVALENTS - BEGINNING . . . . . . . . . . . . . . . . . . . . . . . . . .    147,549     123,547
                                                                                           ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 164,927   $  74,078
                                                                                           ==========  ==========

Supplemental disclosure of cash flows information:
  Cash paid during the nine months ended for interest . . . . . . . . . . . . . . . . . .  $  32,459   $  37,767
                                                                                           ==========  ==========

During the nine months ended September 30, 2005, the Company issued unregistered common stock with a fair market value of $4,864 to current directors for past services rendered.




                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2005 may not be indicative of the results of operations for the year ending December 31, 2005. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2004.

     The financial statements are consolidated as of September 30, 2005 and December 31, 2004 for the Company. There were no intercompany transactions.

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

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with Accounting Principals Board Opinion, or APB, Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at September 30, 2005.

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

     Stock Options - The Company accounts for stock-based compensation issued to its employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the options granted in May, 2004 to Michael Nicholson, which is explained further in Note 4, "Contingencies". The fair value of options granted was determined using the Black-Scholes option pricing model. SFAS No. 123R, "Accounting for Stock-Based Compensation", was revised in December 2004, which revision changes the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard had no effect on our financial condition or results of operations for the nine months ended September 30, 2005, but is expected to affect our financial condition and results of operations starting with the first quarter of 2006.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (or FASB) Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:



                                               Three Months Ended      Nine Months Ended
                                                    Sept. 30,               Sept. 30,
                                            ----------------------  ----------------------
                                               2005        2004        2005        2004
                                            ----------  ----------  ----------  ----------
Net income (loss), as reported . . . . . .  $ (63,985)  $  12,541   $(335,605)  $ (86,024)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects. . . . . . .    (48,624)   (182,546)   (130,121)   (436,788)
                                            ----------  ----------  ----------  ----------

Pro forma net loss . . . . . . . . . . . .  $(112,609)  $(170,005)  $(465,726)  $(522,812)
                                            ==========  ==========  ==========  ==========

Income (loss) per share:
  Basic and diluted - as reported. . . . .  $   (0.02)  $    0.00   $   (0.10)  $   (0.03)
                                            ==========  ==========  ==========  ==========

  Basic and diluted - pro-forma. . . . . .  $   (0.03)  $   (0.05)  $   (0.13)  $   (0.17)
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


NOTE  3.     LONG-TERM  DEBT

     In February 2003 the Company closed on an $845,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime (6.75% at September 30, 2005) plus 1.5% and secured by a first lien on all assets of the Company. The Company used the funds to refinance prior debt and to provide working capital. In January 2004, the Company purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all treasury stock of the Company to the Bank. At the first anniversary of the initial credit facility, the Bank decreased the maximum amount available to borrow on the line to $400,000, but also reduced the financial covenants to make it easier for the Company to maintain the facility. The Company has currently renewed the line of credit through October 2006, and is not in violation of any financial covenants. In February 2005, the Bank amended the facility and released certain additional collateral but required the Company to provide an additional $50,000 certificate of deposit. At September 30, 2005, the Company had $350,000 of borrowing capacity under the credit facility.


NOTE  4.     CONTINGENCIES

     The Company leases its executive and administrative office in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment for the years ending December 31, 2005 and 2006 is approximately $37,200 each year. The total rental expense included in the statements of operations for the nine months ended September 30, 2005 and 2004 is approximately $28,200 and $37,100, respectively. The Company also leases various equipment on a month-to-month basis.

     On July 1, 2004, the Company completed negotiations and engaged its former Chief Executive Officer and current member of the Board of Directors, Terry J. Logan, as an outside consultant. The consulting agreement extends through June 2006 and requires Dr. Logan to provide a minimum of 104 business days annually, to be paid at a rate of $700 per day and 1,000 stock options per month. In July 2005, Dr. Logan rescinded the stock options portion of his consulting agreement, effective with services rendered after June 2005.

     In August 2003, the Company entered into a Settlement Agreement with Mr. J. Patrick Nicholson and negotiated a new consulting agreement (the "Agreement"). The Agreement was scheduled to expire in August 2008, and Mr. Nicholson was required to provide future services to be eligible for compensation. Mr. Nicholson was also entitled to payments of $48,000 per year for non-competition and $6,000 per year for office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements. In June 2005, Mr. Nicholson filed a Demand for Arbitration, claiming a breach of contract and damages of $50,000. No date for the arbitration hearing has been set, and no discovery has been taken at this time. On July 13, 2005, the Board of Directors of the Company voted to terminate the Agreement for cause, based on numerous specific instances of violations of the terms of the Agreement. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Consulting Agreement, exclusive of any other payouts earnable.

     In June 2003, the Company entered into an Employment Agreement (the "Agreement") with Michael G. Nicholson, the Chief Development Officer and a member of the Board of Directors of the Company. The employment agreement will expire in June 2007, and future compensation amounts are to be determined annually by the Board of Directors. The agreement was disclosed in a filing on June 10, 2003 on Form 8-K. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the Agreement, and amended the Agreement. Because these options were priced lower than the fair market value as of that date, the Company is required to take a charge to earnings totaling approximately $68,400 ratably through June, 2007, the ending date of his employment agreement

     The Company operates in an environment with many financial risks, including, but not limited to, major customer concentrations, customer contract termination provisions, competing technologies, infringement and/or misappropriation of intellectual property rights, the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.


NOTE  5.     NEW  ACCOUNTING  STANDARDS

     None.

NOTE  6.     SEGMENT  INFORMATION

     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

     For the third quarter of 2005, approximately 42% of the Company's revenue is from management operations, 56% from other domestic operations and 2% from research and development grants. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

     COMPETITION. The Company conducts business in a highly competitive market and has fewer resources than most of its competitors. Businesses in this market compete within and outside the United States principally on the basis of price, product quality, custom design, technical support, reputation, equipment financing assistance and reliability. Competitive pressures and other factors could cause the Company to lose market share or could result in decreases in prices, either of which could have a material adverse effect on its financial position and results of operations.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended September 30, 2005 and 2004 (dollars in thousands):



                                    Management    Domestic      Foreign      Research &
                                    Operations   Operations    Operations   Development   Total
                                    -----------  -----------  ------------  ------------  ------
Quarter Ended September 30, 2005
--------------------------------
Revenues . . . . . . . . . . . . . .$       397  $       528  $         -   $         23  $  948
Cost of revenues . . . . . . . . .          277          390            3             19     689
Segment profits. . . . . . . . . .          120          138           (3)             4     259
Identifiable assets. . . . . . . .          244           52            -              -     296
Depreciation . . . . . . . . . . .           14            3            -              -      17

Quarter Ended September 30, 2004
--------------------------------
Revenues . . . . . . . . . . . . . .$       464  $       754  $        13   $         23  $1,254
Cost of revenues . . . . . . . . .          323          605            -             19     947
Segment profits. . . . . . . . . .          141          149           13              4     307
Identifiable assets. . . . . . . .          307           67            -              -     374
Depreciation . . . . . . . . . . .           16            5            -              -      21

Nine Months Ended September 30, 2005
--------------------------------
Revenues . . . . . . . . . . . . . .$     1,077  $     1,945  $        13   $         68  $3,103
Cost of revenues . . . . . . . . .          763        1,431           10             57   2,261
Segment profits. . . . . . . . . .          314          514            3             11     842
Identifiable assets. . . . . . . .          244           52            -              -     296
Depreciation . . . . . . . . . . .           44           11            -              -      55

Nine Months Ended September 30, 2004
--------------------------------
Revenues . . . . . . . . . . . . . .$     1,458  $     2,735  $        39   $         69  $4,301
Cost of revenues . . . . . . . . .          986        2,081            -             38   3,105
Segment profits. . . . . . . . . .          472          654           39             31   1,196
Identifiable assets. . . . . . . .          307           67            -              -     374
Depreciation . . . . . . . . . . .           46           15            -              -      61



A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended September 30, 2005 and 2004 is as follows (dollars in thousands):



                                                  Qtr. Ended       Nine Months Ended
                                                    Sept. 30,          Sept. 30,
                                                ----------------  ------------------
                                                 2005     2004      2005      2004
                                                -------  -------  --------  --------
Segment profits:
Segment profits for reportable segments. . . .  $  259   $  307   $   842   $ 1,196
Corporate selling, general and administrative
  expenses and research + development costs. .    (288)    (353)   (1,005)   (1,359)
Other income (expense) . . . . . . . . . . . .     (35)      59      (173)       77
                                                -------  -------  --------  --------
Consolidated income (loss) before taxes. . . .  $  (64)  $   13   $  (336)  $   (86)
                                                =======  =======  ========  ========

Identifiable assets:
Identifiable assets for reportable segments. .  $  296   $  374   $   296   $   374
Corporate property and equipment . . . . . . .       8       23         8        23
Current assets not allocated to segments . . .   1,522    1,211     1,522     1,211
Intangible and other assets not allocated to
  segments . . . . . . . . . . . . . . . . . .   1,151    1,322     1,151     1,322
                                                -------  -------  --------  --------
Consolidated assets. . . . . . . . . . . . . .  $2,977   $2,930   $ 2,977   $ 2,930
                                                =======  =======  ========  ========

Depreciation and amortization:
Depreciation for reportable segments . . . . .  $   17   $   21   $    55   $    61
Corporate depreciation and amortization. . . .      37       36       112       114
                                                -------  -------  --------  --------
Consolidated depreciation and amortization . .  $   54   $   57   $   167   $   175
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

     Condensed financial information of Florida N-Viro, L.P. for the quarters ended September 30, 2005 and 2004 is as follows:




                            For the Quarter Ended Sept. 30
                            ------------------------------
                                    2005       2004
                                  ---------  ---------
Net sales. . . . . . . . . . . .  $293,830   $346,115
Gross profit (loss). . . . . . .   (36,292)    31,363
Loss from continuing operations.   (67,490)   (28,390)
Net loss . . . . . . . . . . . .   (67,490)   (28,390)

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


RESULTS  OF  OPERATIONS

     Total revenues were $948,000 for the quarter ended September 30, 2005 compared to $1,254,000 for the same period of 2004. The net decrease in revenue is due primarily to a decrease in alkaline admixture sales and service fees, a decrease in royalty fees and a decrease in facility management fees. Our cost of revenues decreased to $689,000 in 2005 from $947,000 for the same period in 2004, and the gross profit percentage increased to 27% from 24% for the quarters ended September 30, 2005 and 2004, respectively. This increase in gross profit percentage is primarily due to the increase in the supply of alkaline admixture that is our lower-cost source and, a decrease in the costs of the facility management fee operations, which in turn was partially due to the closing of an offsite blending operation during the third quarter of 2004. Operating expenses decreased for the comparative period, while our share of the loss of a joint venture, our interest in Florida N-Viro, L.P., increased for the same period of 2005. We also recognized a one-time downward adjustment of $70,000 to an accrual for interest expense estimated to be due on a tax liability in the third quarter of 2004, whereas in 2005 this event does not reoccur. These changes collectively resulted in a net loss of approximately $64,000 for the quarter ended September 30, 2005 compared to net income of $13,000 for the same period in 2004.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

     Our overall revenue decreased $306,000, or 24%, to $948,000 for the quarter ended September 30, 2005 from $1,254,000 for the quarter ended September 30, 2004. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $69,000 from the same period ended in 2004;

     b) Revenue from the service fees for the management of alkaline admixture decreased $29,000 from the same period ended in 2004;

     c) Our processing revenue, including facility management revenue, showed a net decrease of $143,000 over the same period ended in 2004;

     d) Miscellaneous revenues decreased $65,000 from the same period ended in 2004; and

     e) Research and development revenue did not change from the same period ended in 2004.

     Our gross profit decreased $48,000, or 16%, to $259,000 for the three months ended September 30, 2005 from $307,000 for the three months ended September 30, 2004, and the gross profit margin increased to 27% from 24% for the same periods. The increase in gross profit margin is primarily due to the increase in the supply of alkaline admixture that is our lower-cost source and, a decrease in the costs of the facility management fee operations, which in turn was partially due to the closing of an offsite blending operation during the third quarter of 2004.

     Our operating expenses decreased $65,000, or 18%, to $288,000 for the three months ended September 30, 2005 from $353,000 for the three months ended September 30, 2004. The decrease was primarily due to a decrease of approximately $72,000 in consulting fees and expenses and $51,000 in employee payroll and related expenses, partially offset by an increase of approximately $49,000 in legal fees and $18,000 in travel and meals expenses.

     As a result of the foregoing factors, we recorded an operating loss of $29,000 for the three months ended September 30, 2005 compared to an operating loss of $46,000 for the three months ended September 30, 2004, a decrease in the loss of approximately $17,000.

     Our net nonoperating income (expense) increased by $94,000 to net nonoperating expense of $35,000 for the three months ended September 30, 2005 from net nonoperating income of $59,000 for the three months ended September 30, 2004. The increase in nonoperating expense was primarily due to a decrease in the recognition of a one-time downward adjustment of $70,000 to an accrual for interest expense estimated to be due on a tax liability in the third quarter of 2004, whereas in 2005 this event does not reoccur.

     We recorded net loss of approximately $64,000 for the three months ended September 30, 2005 compared to net income of $13,000 for the same period ended in 2004, a decrease of approximately $77,000.

     For the three months ended September 30, 2005 and 2004, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

     Our overall revenue decreased $1,199,000, or 28%, to $3,102,000 for the nine months ended September 30, 2005 from $4,301,000 for the nine months ended September 30, 2004. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $334,000 from the same period ended in 2004;

     b) Revenue from the service fees for the management of alkaline admixture decreased $192,000 from the same period ended in 2004;

     c) Our processing revenue, including facility management revenue, showed a net decrease of $510,000 over the same period ended in 2004;

     d) Licensing of the N-Viro Process, which had $-0- license sales in the nine months of 2005, showed a net decrease of $72,000 over the same period in 2004;

     e) Miscellaneous revenues, including equipment rental and sales, decreased $91,000 from the same period ended in 2004; and

     f) Research and development revenue did not change from the same period ended in 2004.

     Our gross profit decreased $355,000, or 30%, to $842,000 for the nine months ended September 30, 2005 from $1,196,000 for the nine months ended September 30, 2004, and the gross profit margin decreased slightly to 27% from 28% for the same periods. The decrease in gross profit margin is primarily due to the reduction in the supply of alkaline admixture that is our lower-cost source and, a decrease in facility management fee operations without a corresponding reduction in related costs. The decrease was partially offset by the decrease in the cost of transporting our products, which was itself partially attributable to a reduction the cost and number of tons of product shipped out and reductions in our payroll and related costs of our management fee operation.

     Our operating expenses decreased $355,000, or 26%, to $1,005,000 for the nine months ended September 30, 2005 from $1,360,000 for the nine months ended September 30, 2004. The decrease was primarily due to a decrease of approximately $169,000 in employee payroll and related expenses, $78,000 in directors' fees paid in unregistered stock, $58,000 in insurance and office/administrative costs, $51,000 in litigation settlement charges and $23,000 in consulting fees and expenses, partially offset by an increase of approximately $72,000 in legal fees.

     As a result of the foregoing factors, we recorded an operating loss of $163,000 for both the nine months ended September 30, 2005 and in 2004.

     Our net nonoperating income (expense) decreased by $250,000 to net nonoperating expense of $173,000 for the nine months ended September 30, 2005 from net nonoperating income of $77,000 for the nine months ended September 30, 2004. The decrease in nonoperating income (expense) was primarily due to a decrease in the gain on the forgiveness of debt recognized in 2004, from a gain of $157,000 to $-0- in 2005, and, an increase in interest expense of $38,000 and an increase in the loss of approximately $37,000 in the equity of a joint venture, Florida N-Viro, L.P.

     We recorded net loss of approximately $336,000 for the nine months ended September 30, 2005 compared to a net loss of $86,000 for the same period ended in 2004, an increase in the loss of approximately $250,000.

     For the nine months ended September 30, 2005 and 2004, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $123,000 at September 30, 2005, compared to a working capital deficit of $384,000 at December 31, 2004, resulting in an increase in working capital of $261,000. Current assets at September 30, 2005 included cash and investments of approximately $292,000 (including restricted cash of approximately $127,000), which is an increase of $69,000 from December 31, 2004. The increase in working capital was principally due to the private placement of unregistered common stock with four stock subscribers totaling $150,000, and the recognition into current assets of approximately $161,000 of deferred costs relating to the financial public relations agreement signed with Strategic Asset Management in September 2005, to be paid for in unregistered common stock.

     Compared to September 30, 2004, in the first nine months of 2005 our cash flow provided by operations was approximately $136,000, an increase of approximately $251,000 from the same period in 2004. This increase was principally due to the positive change in working capital of approximately $399,000, an increase in cash received from the issuance of stock for services of approximately $101,000 and decreased by the increase in the net loss of approximately $250,000.

     Our $845,000 credit facility with Monroe Bank + Trust, or the Bank is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all our assets. In January 2004, we purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all of our treasury stock to the Bank. In February 2004, the Bank decreased the maximum amount available to borrow on the line to $400,000, but also reduced the financial covenants to make it easier for us to maintain the facility. We recently renewed the line of credit through October 2006, and are not in violation of any financial covenants. In February 2005, the Bank amended the facility and released certain additional collateral but required us to provide an additional $50,000 certificate of deposit. At September 30, 2005, we had $350,000 of borrowing capacity under the Credit Facility.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. In response to an increase in the amount of past due accounts, we increased the reserve for bad debts by $6,000 during the third quarter of 2005, to a reserve of $40,000.

     During the first nine months of 2005, our investment in a 47.5% owned joint venture, Florida N-Viro, L.P., recorded a net loss to us of approximately $326,000. Cash flow from operations of Florida N-Viro, L.P. was negative, but we believe Florida N-Viro, L.P. will have sufficient cash flow to fund its operations for the rest of 2005.

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

     We expect improvements in operating results for the balance of 2005 and into 2006 partially due to realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and positively impact 2005 and 2006 operations.

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


OFF-BALANCE  SHEET  ARRANGEMENTS

     At September 30, 2005, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL  OBLIGATIONS

     The following table summarizes our contractual cash obligations at September 30, 2005, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                              Payments Due By Period
                                         -----------------------------------------------------------------------
                                          Total    Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                         --------  -----------------  ------------  ------------  --------------
Purchase obligations . . . . . . .  (1)  $ 70,700  $          70,700  $          -  $          -  $            -

Long-term debt obligations . . . .  (2)   121,329             79,327        42,002             -               -

Operating leases . . . . . . . . .  (3)    74,171             47,788        26,383             -               -

Capital lease obligations                       -                  -             -             -               -

Other long-term debt obligations                -                  -             -             -               -
                                         --------  -----------------  ------------  ------------  --------------

Total contractual cash obligations       $266,200  $         197,815  $     68,385  $          -  $            -
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




ITEM  3.        CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

     As of September 30, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of September 30, 2005, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL  CONTROLS

     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In June 2005, J. Patrick Nicholson, our former Chairman and CEO, filed a Demand for Arbitration, seeking damages of $50,000 based on a claimed breach of contract of a Consulting Agreement dated August 28, 2003 between us and Mr. Nicholson. This proceeding was previously reported in our Form 10-QSB filed August 15, 2005. We are uncertain as to any additional obligations to Mr. Nicholson under the Consulting Agreement or in settlement of any additional claims.

     On July 13, 2005, our Board of Directors voted to terminate for cause the Consulting Agreement, based on numerous specific instances of violations of the terms of the Consulting Agreement. The Consulting Agreement, filed as Exhibit B to the Form 8-K filed August 29, 2003, contained a term ending no earlier than five years from the date of the contract. Mr. Nicholson is a reporting beneficial owner of approximately 13.4% of our outstanding common stock, as of the date of his Form SC 13D/A filed October 24, 2005. Mr. Nicholson was currently being paid an aggregate of over $92,000 per year under the Consulting Agreement, exclusive of any other payouts earnable.

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

(a)     None


ITEM  6.  EXHIBITS

     (a)  Exhibits:
     See  Exhibit  Index  below.

(b)     Reports  on  Form  8-K:

     We filed a report on Form 8-K on July 14, 2005, dated July 13, 2005, to announce the termination for cause of a consulting agreement dated August 28, 2003 between us and J. Patrick Nicholson.

     We filed a report on Form 8-K on September 21, 2005, dated September 20, 2005, that we had formed a subsidiary, Alternative Fuel Technology, Inc.

     We filed a report on Form 8-K on September 23, 2005, dated September 19, 2005, that we had appointed Howard E. Hartung as Chief Operating Officer.




                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




          N-VIRO  INTERNATIONAL  CORPORATION



Date:     November  14,  2005                       /s/ Daniel  J.  Haslinger
          -------------------                        ------------------------
                                                        Daniel  J.  Haslinger
                                    Chief  Executive  Officer  and  President
                                              (Principal  Executive  Officer)



Date:     November  14,  2005                          /s/  James  K.  McHugh
          -------------------                        ------------------------
                                                            James  K.  McHugh
                        Chief Financial Officer, Secretary and Treasurer (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

Exhibit  No.     Document
-----------     ---------

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

3.3 Amended and Restated By-Laws of the Company, dated May 13, 2005 (incorporated by reference to Exhibit 3.3 to Form 10-QSB filed May 16, 2005).

3.4 Amendment to the Certificate of Incorporation of the Company, dated July 6, 2005 (incorporated by reference to Exhibit 3.4 to Form 10-QSB filed August 15, 2005).

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

10.4 Settlement Agreement and Release dated August 29, 2003 between N-Viro International Corporation and Strategic Asset Management, Inc.; Consulting Agreement dated August 28, 2003 between N-Viro International Corporation and J. Patrick Nicholson (all incorporated by reference to Item 5, Exhibit A and Exhibit B of the Form 8-K filed August 29, 2003).

10.5 Memorandum of Employment Agreement and Storage Site Agreement, respectively, both dated September 27, 2004, between N-Viro International Corporation and, Daniel J. Haslinger and Micro Macro Integrated Technologies, Inc., respectively (incorporated by reference to Exhibit 10.1 of Form 8-K dated October 1, 2004).*

10.6 Financial Public Relations Agreement dated September 15, 2005 between Strategic Asset Management, Inc. and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K dated October 12, 2005).

10.7 Warrant to Purchase 120,000 Shares of Common Stock dated September 15, 2005 between Strategic Asset Management, Inc. and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K dated October 12, 2005).

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