Form 10KSB
period 2005-12-31
N-VIRO INTERNATIONAL CORP
filed 2006-04-05
CIK 904896

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FOR FISCAL YEAR ENDED DECEMBER 31,
 2005 FILED ON APRIL 3, 2006 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB
(MARK ONE)
                      ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
                  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                        COMMISSION FILE NUMBER:  0-21802


                                [GRAPHIC OMITTED]


                        N-VIRO INTERNATIONAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
              DELAWARE                                   34-1741211
                          (STATE OR OTHER JURISDICTION OF
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
                        3450 W. CENTRAL AVENUE, SUITE 328
                     TOLEDO, OHIO                     43606
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)
        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (419) 535-6374

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:    None

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  Common Stock, par
                              value $.01 per share
Check  whether the issuer is not required to file reports pursuant to Section 13
or  15(d)  of  the  Exchange  Act.      ___
Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the
past  90  days.  Yes   X  No  ____
                     ---
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No   X
        ---
State  registrant's  revenues  for  its  most  recent fiscal year:    $4,184,000
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the Over The Counter Bulletin Board as of March 15, 2006 was approximately $3,741,000.
The number of shares of Common Stock of the registrant outstanding as of March 15, 2006 was 3,703,059.
The number of shares of Preferred Stock of the registrant outstanding as of March 15, 2006 was -0-.
Transitional  Small  Business  Disclosure  Format  (Check  One):
Yes  No   X
        ---
                       DOCUMENTS INCORPORATED BY REFERENCE
          NONE.

                                      INDEX



                                                                   PAGE
                                                                   ----


          PART I
          ------


Item 1.   Business                                                    2


Item 2.   Properties                                                  9


Item 3.   Legal Proceedings                                           9


Item 4.   Submission of Matters to a Vote of Security Holders        10



          PART II
          -------


Item 5.   Market for Registrant's Common Equity and Related          11
          Stockholder Matters and Small Business Issuer Purchases
          of Equity Securities


Item 6.   Management's Discussion and Analysis or                    12
          Plan of Operations


Item 7.   Financial Statements                                       23


Item 8.   Changes in and Disagreements with Accountants              24
          on Accounting and Financial Disclosure


Item 8A.  Controls and Procedures                                    24


Item 8B.  Other Information                                          24



          PART III
          --------


Item 9.   Directors and Executive Officers of the Registrant         25


Item 10.  Executive Compensation                                     28


Item 11.  Security Ownership of Certain Beneficial Owners            32
          and Management and Related Stockholder Matters


Item 12.  Certain Relationships and Related Transactions             34


Item 13.  Exhibits                                                   36


Item 14.  Principal Accountant Fees and Services                     38


                                     PART I

FORWARD-LOOKING  STATEMENTS

     This 10-KSB contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; and
(vi) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.


ITEM 1.          BUSINESS

GENERAL

     We were incorporated in Delaware in April, 1993, and became a public company in October 1993. We own and license the N-Viro Process, a patented technology to treat and recycle wastewater sludges and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electric utilities and other industries. See "The N-Viro Process," below.

     Our business strategy went from being a low cost provider of a process to marketing the N-Viro Process, which produces an "exceptional quality" sludge product, as defined in the 40 CFR Part 503 Sludge Regulations under the Clean Water Act of 1987 (the "Part 503 Regs"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will build and operate the N-Viro facility. To date, our revenues primarily have been derived from the licensing of the N-Viro Process to treat and recycle wastewater sludges generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. We have also operated N-Viro facilities for third parties on a start-up basis and currently operate one N-Viro facility on a contract management basis. There are currently more than 35 wastewater treatment facilities throughout the world treating sludge using the N-Viro Process. We estimate that these facilities are treating and recycling sludge at an annualized rate of over 110,000 dry tons per year. There are several licensees not currently operating, including both international and domestic contractors or public generators, who are developing or designing site-specific N-Viro facilities.

     Since 1995, we have marketed licenses for the use of the N-Viro Process through our own sales and marketing force in the United States in all 50 states, the District of Columbia and internationally throughout the world. In certain countries outside the United States, we license the N-Viro Process through agents. Typically, the agreements with the agents provide for us to receive a portion of the up-front license fees, ongoing royalty fees paid by the licensees, a portion of the proceeds from the distribution and resale of alkaline admixture, and the sale of N-Viro SoilTM. Agents have total responsibility and control over the marketing and contracts for N-Viro technology subject only to license models or minimum agreements with us. The sales representative network is the key component of our domestic sales strategy. We use 11 manufacturer's representatives, who receive a commission on certain revenue.

               The following table sets forth our Agents and the territorial rights of each Agent:



                      The Agents
                      ----------

Agent                                    Territory
--------------------------  ------------------------------------

Bio-Recycle Pty. Ltd.       Australia, New Zealand and Singapore
CRM Technologies            Israel, Greece and Eastern Europe
EIEC                        Spain
Esson Technology, Inc.      China
Itico                       Egypt, North Africa, The Middle East
N-Viro Filipino             Philippines
N-Viro Systems Canada, Inc  Canada
South Africa N-Viro         All Africa except North Africa



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

     Our principal facility is in Toledo, Ohio and is managed by us through a Contract Management Agreement with the City of Toledo. Revenue generated from and related to the Toledo operation accounts for about 37% of our total revenue. We process a portion of Toledo's wastewater sludge and may sell the resulting N-Viro Soil product. In 2004, the City exercised its option to renew the contract for an additional five years through 2009. Currently, the contract is in its eighteenth year of operation. With the renewal, our price was renegotiated and we consider our relationship with the City of Toledo to be satisfactory.

          We jointly own with Headwaters, Inc., through a limited partnership named Florida N-Viro, L.P., or Florida N-Viro, the Fort Meade, Florida facility. Our loans to Florida N-Viro, totaling $350,000 in unsecured, demand notes, remain outstanding. We maintain reserves of approximately $113,000 for the full amount of the accrued interest on all notes. In 2005 we continued to reserve all accrued interest due on the notes, and received no cash during the year as payment on the notes. In 2005, Florida N-Viro recorded a net loss of approximately $517,000. Our share of this loss was approximately $246,000, but we recorded a net loss of approximately $186,000 as the result of limitations of the basis of our investment in the assets of Florida N-Viro. For 2006, any further losses incurred by Florida N-Viro will not be recognized by us unless adequate basis is restored through net income or us providing additional loans or investment to the partnership, which we do not plan on doing at this time or the foreseeable future. Cash flow from operations is negative, but we expect that Florida N-Viro will continue to provide adequate cash flow to fund operations for 2006. In early 2006, the dormant Ft. Meade facility was sold to an independent third party, and the proceeds will be used to fund operations.

     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. Currently, approximately 45% of our revenue is from management operations, 53% from other domestic operations, 2% from research and development grants and none from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of our business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 7 hereof.

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

     In addition, in 2005 alone, grants totaling $90,000 were secured for process and product research. We continue to investigate methods to shorten drying time, improve the BioDry process, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to
(i) reduce by-product carbon dioxide emissions from industrial processes by immobilizing carbon dioxide in N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, we have developed a dryer system which reduces processing time while continuing to permit the survival of beneficial microflora. Our BioBlend , which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, is being utilized to produce topsoil at the Englewood, Ohio N-Viro facility and at several other licensed facilities.

     We applied for two patents that were approved in 2004 for the use of mineral by-products to enhance heating, drying and disinfection of organic wastes under non-alkaline conditions. N-Viro is actively marketing its manure treatment technology, primarily to the large dairies and poultry operations, and continues to develop and market the N-Viro Fuel technology. The new federal energy act will provide incentives for the use of renewable biomass fuels, such as N-Viro Fuel.

     Some early N-Viro patents were developed jointly with the Medical College of Ohio, or the MCO. Because of the joint development of early N-Viro patents with the MCO, we agreed that the rights of MCO to any intellectual property that is being developed, patentable or patented, would generate royalties payable by us to MCO. We and MCO have also agreed that future claims to the N-Viro Soil process is one-quarter of one percent ( %) of technical revenues. MCO rights to BioBlend and other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties expensed to MCO through December 31, 2005 are approximately $63,000.

     On September 21, 2005, we announced a transaction whereby we would form a subsidiary, Alternative Fuel Technology, Inc., to exploit the N-Viro Fuel Technology which is covered by several patents. Negotiations on this initiative have not materialized, and as of the date of this Form 10-KSB, it does not appear that such a transaction will be concluded.

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

Employees

     As of December 31, 2005, we had 11 employees. Four of our employees were engaged in sales and marketing; three were in finance and administration and four were in operations. We consider our relationship with our employees to be satisfactory.

     We are a party to a collective bargaining agreement (the "Labor Agreement") covering certain employees of National N-Viro Tech, Inc., our wholly-owned subsidiary. The employees that are covered by the Labor Agreement work at the Toledo, Ohio N-Viro facility, which is operated by us for the City of Toledo on a contract management basis. These employees are members of the International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers Local Union No. 20, and we consider our relationship with the organization to be satisfactory. In 2005, the Labor Agreement was extended through October 31, 2009.


Item  2.          Properties

     Our executive and administrative offices are located in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. We believe our relationship with our lessor is satisfactory. The total minimum rental commitment for the year ending December 31, 2006 is approximately $37,200. The total rental expense included in the statements of operations for the years ended December 31, 2005 and 2004 is approximately $37,500 and $55,400, respectively. We also lease various equipment on a month-to-month basis.

     To date, we have licensed the N-Viro Process to municipalities in the eastern United States principally for use in municipally-owned wastewater treatment plants. We have also operated, generally on a start-up basis, N-Viro facilities for municipalities and currently operate one municipally-owned N-Viro facility on a contract management basis in Toledo, Ohio. As of December 31, 2005, there were more than 35 N-Viro facilities operating throughout the world.

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

     We have previously licensed four treatment facilities to use an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product under the part 503 Regs. Royalty payments from sludge processed at the four facilities using such earlier technology currently account for less than two percent of total royalty payments to us and we do not actively market the use of this process.


Item  3.          Legal  Proceedings.

     In June 2005, J. Patrick Nicholson, our former Chairman and CEO, filed a Demand for Arbitration, seeking damages of $50,000 from us, based on a claimed breach of a Consulting Agreement dated August 28, 2003 between us and Mr. Nicholson. Mr. Nicholson also seeks rescission of his Consulting Agreement and reinstatement of a prior agreement between him and us, which was in effect prior to the order by the Delaware Chancery Court terminating a shareholder derivative suit. This arbitration proceeding was previously reported in our Form 10-QSB filed August 15, 2005. We are vigorously contesting Mr. Nicholson's claims in this proceeding. Discovery is still in process, and a hearing on the matter is scheduled for July 17-21, 2006.

     On July 13, 2005, our Board of Directors voted to terminate for cause the Consulting Agreement with J. Patrick Nicholson, based on numerous specific instances of violations of the terms of the Consulting Agreement by him. The Consulting Agreement, filed as Exhibit B to the Form 8-K filed August 29, 2003, contained a term ending no earlier than five years from the date of the contract. Mr. Nicholson is a reporting beneficial owner of approximately 13.4% of our outstanding common stock, as of the date of his Form SC 13D/A filed October 24, 2005. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Consulting Agreement, exclusive of any other payouts earnable.

     On January 27, 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel us to allow him access to inspect our corporate and business books and records and our stockholder list, pursuant to a request under Section 220 of the Delaware General Corporation Law. No monetary relief is sought in this action. The matter is in the preliminary stages, and we contend that the documents sought by Mr. Nicholson in this actions far exceed those to which he is entitled under Section 220, and principally relate to his claims in the arbitration described above. We are vigorously defending this action, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-KSB.

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


Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2005.

                                     PART II

Item  5.          Market  for  Registrant's  Common  Equity, Related Stockholder
Matters  and
     Small  Business  Issuer  Purchases  of  Equity  Securities

Market Information

     Our shares of Common Stock are traded on the Over The Counter Bulletin Board under the symbol "NVIC.OB". The price range per share of the Common Stock since January 1, 2004, was as follows:



Quarter      High   Low
-----------  ------ -----
First 2004   $3.92  $2.35
Second 2004  $3.05  $1.30
Third 2004   $1.96  $0.90
Fourth 2004  $2.51  $1.25
First 2005   $2.80  $1.70
Second 2005  $2.02  $1.27
Third 2005   $2.88  $1.50
Fourth 2005  $1.90  $1.20


Our  stock  price  closed  at  $1.50  per  share  on  March  15,  2006.

Holders

     As of March 15, 2006, the number of holders of record of our Common Stock was approximately 190.

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

Securities Authorized for Issuance Under Equity Compensation Plans

     See Item 11 of this Form 10-KSB for the information required by Item 201(d) of Regulation S-B.

Unregistered  Sales  of  Securities

     During the first quarter of 2005, we issued 958 and 1,358 shares of unregistered common stock to Phillip Levin and Daniel Haslinger, respectively, both members of our Board of Directors, in exchange for management consulting work performed outside their duties as directors from January to April 2004, for $3,000 and $4,000, respectively, or a total of $7,000.

     Also during the first quarter of 2005, Carl Richard, a director, subscribed for 10,000 shares of our unregistered common stock in a private placement that was previously announced in 2004. These shares were issued in May 2005 at $1.25 per share, with associated warrants to purchase additional shares at $1.85 per share.

     During the second quarter of 2005, two non-affiliate stockholders subscribed for a total of 60,000 shares of our unregistered common stock in the aforementioned private placement. These shares were issued in April 2005 at $1.25 per share, with associated warrants to purchase additional shares at $1.85 per share.

     During the third quarter of 2005, pursuant to a Stock Subscription Agreement dated February 28, 2005, we issued to Timothy Kasmoch 50,000 shares of our unregistered common stock and 50,000 associated warrants at an exercise price of $1.85 per share and an exercise period not to exceed five years from the date of the Agreement. Payment for the securities was made in kind, through the provision of trucking services valued at $62,500. The trucking services were provided from February 2005 to September 2005. At the time of both the agreement and the issuance, Mr. Kasmoch was not an affiliate of ours, however, Mr. Kasmoch is now our Chief Executive Officer and a director, effective in the first quarter of 2006.

     On September 27, 2005, we executed a Financial Public Relations Agreement dated September 15, 2005, with Strategic Asset Management, Inc., or SAMI. We appointed SAMI as our non-exclusive financial public relations counsel for a term of two years from the date of the Financial Public Relations Agreement. In exchange for SAMI's services, we issued SAMI 120,000 shares of our unregistered common stock, and 120,000 common stock purchase warrants to purchase an equal number of shares of our common stock at an exercise price of $1.84 per share, for an exercise period not to exceed five years from the date of the Financial Public Relations Agreement. The President of SAMI, Robert Cooke, was listed as a more than 5% beneficial owner in our Definitive Proxy Statement, Amendment No. 1, filed May 27, 2005.

     During the first quarter of 2006, we issued 12,500 shares of unregistered common stock to Timothy Kasmoch, our Chief Executive Officer and a director, pursuant to his employment agreement dated February 14, 2006. This agreement was disclosed in a Form 8-K filing on February 21, 2006.

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

     The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:


                      For the Year Ended December 31,
                        2005    2004
                       ------  ------
Technology fees         10.4%   12.0%
Facility management     25.9%   25.4%
Products and services   63.7%   62.6%
Totals                 100.0%  100.0%
                       ------  ------


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




                                      Year Ended        Period to Period     Year Ended
                                       December 31,       Percentage         December 31,
                                         2005                Change              2004
                                       ----------         -------------      -----------

(Dollars in thousands)
-------------------------------------
COMBINED STATEMENT OF
    OPERATIONS DATA:
Revenues. . . . . . . . . . . . . . .  $4,185            (23.3%)             $ 5,454

Cost of revenues. . . . . . . . . . .   2,948            (25.2%)               3,941
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   1,237            (18.3%)               1,513

Operating expenses. . . . . . . . . .   1,405            (13.7%)               1,628
                                       ------                                --------

Operating loss. . . . . . . . . . . .    (168)                *                 (115)

Non-operating income (expense). . . .    (105)                *                   43
                                       ------                                --------

Loss before income tax expense. . . .    (273)                *                  (72)

Federal and state income tax expense.       0                 *                    0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . .  $ (273)                *               $  (72)
                                       =======                                  =====





PERCENTAGE OF REVENUES:
Revenues. . . . . . . . . . . . . . .  100.0%                                  100.0%

Cost of revenues. . . . . . . . . . .   70.4                                    72.3
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   29.6                                    27.7

Operating expenses. . . . . . . . . .   33.6                                    29.8
                                       ------                                --------

Operating income (loss) . . . . . . .   (4.0)                                   (2.1)

Non-operating income (expense). . . .    2.5                                     0.8
                                       ------                                --------

Loss before income tax expense. . . .   (6.5)                                   (1.3)

Federal and state income tax expense.    0.0                                     0.0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . .  (6.5%)                                  (1.3%)
                                       =======                                  =====


Comparison  of  Year  Ended  December 31, 2005 with Year Ended December 31, 2004
     Revenues decreased $1,269,000, or approximately 23%, to $4,184,000 for the year ended December 31, 2005 from $5,453,000 for the year ended December 31, 2004. The decrease in revenue was due to the following: revenues from one-time domestic license or international territory fees decreased $72,000, to $-0- in 2005 from $72,000 in 2004; revenues from existing on-line facilities decreased $1,197,000 to $4,184,000 in 2005 from $5,382,000 in 2004. This net increase in revenue from existing on-line facilities was primarily due to the following factors:

     a) Sales of alkaline admixture decreased $427,000 from the same period ended in 2004;

     b) Revenue from the service fees for the management of alkaline admixture decreased $147,000 from the same period ended in 2004;

c) Our processing revenue, including facility management revenue, showed a net decrease of $514,000 over the same period ended in 2004;

     d) Miscellaneous revenues decreased $109,000 from the same period ended in 2004;

     e) Research and development revenue did not change from the same period ended in 2004.

The decrease in both the sales and management service fees of the alkaline admixture was from a net volume loss of tonnage at facilities no longer using the N-Viro process as their primary disposal technology. A facility that represented approximately 21% of our 2004 gross revenue stopped using our process in 2005 and has not resumed production at this time. This represented a total of approximately $536,000 of revenues from both the sale and management of the alkaline admixture revenue.

The decrease in processing revenue was primarily from a decrease in facility management revenue, of which was the result of a renewed and renegotiated contract with one customer, effective at January 1, 2005. Volume was down only 3% from this customer, but a 19% decrease in the unit price for the processing caused the majority of the decrease of approximately $305,000. Also contributing to the decrease in processing revenue was a $121,000 decrease in royalties generated from the facility referenced in the previous paragraph that stopped processing in 2005. A final aspect of the decrease in processing revenues were sales of the N-Viro Soil product. In July 2004, we altered our revenue and cost system for selling and trucking out the product, concurrently reducing our gross revenue as well as our cost. This accounted for approximately $65,000 of the overall decrease. However, the net cost per ton for the sale and distribution of the N-Viro Soil product decreased from 2004 to 2005, from $3.30 to $1.82 per ton shipped, or a $1.48 per ton decrease.

     Our gross profit decreased $276,000, or 18%, to $1,237,000 for the year ended December 31, 2005 from $1,513,000 for the year ended December 31, 2004, but the gross profit margin increased to 30% from 28% for the same periods. The decrease in gross profit is primarily due to the decrease in gross revenue described in the previous section. The increase in gross profit margin is primarily due to an allocation in 2004 of approximately $153,000 of certain administrative salaries expense to cost of revenues that was not allocated for the 2005 financial results. Had this accounting change not happened for 2005 the gross profit margin would have decreased to 26% from 28%.

     Our operating expenses decreased $223,000, or 14%, to $1,405,000 for the year ended December 31, 2005 from $1,628,000 for the year ended December 31, 2004. The decrease was primarily due to a net decrease of approximately $162,000 in employee payroll and expenses, $77,000 for office and related costs, $87,000 in director-related costs and $51,000 in a 2004 litigation settlement. These decreases were partially offset primarily by an increase of approximately $127,000 in legal fees, $55,000 in management fees and $29,000 in the increase to the reserve for bad debts. Included in the decrease for director-related costs was $74,000 for the value of unregistered stock issued in 2004 to current and former outside directors compensation for board meetings.

     Our nonoperating income (expense) decreased by $149,000 to expense of $105,000 for the year ended December 31, 2005 from income of $44,000 for the year ended December 31, 2004. The decrease in nonoperating income was primarily due to an increase in the loss of $71,000 in the equity of a joint venture, to a loss of $186,000 in 2005 from a loss of $115,000 in 2004. Also, in 2004 we recorded a one-time gain on the forgiveness of debt due our patent law firm of approximately $157,000, and in 2005 we recorded an unrelated one-time gain on the forgiveness of debt due our former general law firm of $108,000, or a net decrease in the gain on legal debt forgiven of $49,000.

     We recorded a net loss of approximately $273,000 for the year ended December 31, 2005 compared to a net loss of approximately $72,000 for the year ended December 31, 2004, an increase in the loss of approximately $201,000.

     We  recorded  a  loss  of  approximately  $186,000  on our share of Florida
N-Viro, L.P. in 2005. As of December 31, 2004, our investment in the joint venture reflected zero value on our balance sheet, and 2005's loss was added to the allowance to reserve the Note Receivable due from Florida N-Viro, until this also reached a zero value on our balance sheet in November 2005. For 2006, any further losses incurred by Florida N-Viro will not be recognized by us unless adequate basis is restored either through net income from the joint venture or us providing additional loans or investment to Florida N-Viro, L.P. We do not plan on providing any such additional loans or investments at this time or in the foreseeable future. Even though the investment in Florida N-Viro L.P. is reflected at zero value, we believe the remaining operating assets of Florida N-Viro have value and will be marginally profitable in 2006. See the discussion in Liquidity and Capital Resources section in this Item 6, below.

Inflation

     We believe that inflation has not had a material impact to date on our operations.

Liquidity  and  Capital  Resources

     We had a working capital deficit of approximately $41,000 at December 31, 2005 compared to a deficit of $384,000 at December 31, 2004, a decrease of approximately $343,000. Current assets at December 31, 2005 include cash of $353,000, an increase of approximately $129,000 from December 31, 2004, and of which approximately $128,000 is restricted under our Bank credit agreement to secure the credit facility. The increase in working capital was principally due to the private placement of unregistered common stock with four stock subscribers totaling $150,000, and the recognition into current assets of approximately $115,000 of deferred costs relating to the financial public relations agreement signed with SAMI in September 2005, which is to be paid with shares of our unregistered common stock.

     In 2005 our cash flow provided by operations was approximately $286,000, an increase of approximately $348,000 from 2004. This increase was principally due to the positive change in working capital of approximately $546,000, decreased by both the increase in the net loss of approximately $201,000 and a decrease of $107,000 in the amount of stock issued for fees and services from 2004.

     Our $845,000 credit facility with Monroe Bank + Trust, or the Bank is comprised of a $295,000 four year term note with interest of 7.5% and a line of credit up to $550,000 at the prime rate plus 1.5%, secured by a first lien on all of our assets. In January 2004, we purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all of our treasury stock to the Bank. In February 2004, the Bank decreased the maximum amount available to borrow on the line of credit to $400,000, but also reduced the financial covenant requirements, making it easier for us to maintain the facility. In February 2005, the Bank amended the facility and released certain additional collateral but required us to provide an additional $50,000 certificate of deposit. In the fourth quarter of 2005 we renewed the line of credit through October 2006, and are not presently in violation of any financial covenants. At December 31, 2005, we had $320,000 of borrowing capacity under the Credit Facility.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. In response to an increase in the amount of past due accounts, we increased the reserve for bad debts by $21,000 during 2005, to a reserve of $55,000.

     During 2005, our investment in a 47.5% owned partnership, Florida N-Viro, L.P., recorded a non-cash net loss to us of approximately $186,000. Cash flow from operations of Florida N-Viro, L.P. was negative, partially due to the closing of one of its operating facilities, but we believe Florida N-Viro, L.P. will obtain adequate cash to fund its operations for 2006.

     We are currently active in pursuing a sale of our investment in Florida N-Viro, L.P., which may provide, in our opinion, additional funds to finance our cash requirements. There can be no assurance we will successfully complete
                      ====
these  negotiations.

     During the first quarter of 2005, we issued 958 and 1,358 shares of unregistered common stock to Phillip Levin and Daniel Haslinger, respectively, both members of our Board of Directors, in exchange for management consulting work performed outside their duties as directors from January to April 2004, for $3,000 and $4,000, respectively, or a total of $7,000.

     From January to September of 2005, we issued a total of 120,000 shares of our unregistered common stock in a private placement transaction, providing us with cash of $87,500, and in-kind trucking services equal to $62,500. See "Unregistered Sales of Securities" in Item 5 above for more details.

     In December 2005, we reached an agreement to settle trade debt owed to our former law firm. The firm agreed to forgive the entire balance of $108,112 in previously billed services, as disclosed in a Form 8-K filed by us on January 6, 2006.

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

     We expect continued improvements in operating results for 2006 primarily due to lowered administrative costs, along with realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on 2006 operations.

Off-Balance  Sheet  Arrangements

     At December 31, 2005, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

     The following table summarizes our contractual cash obligations at December 31, 2005, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                                         Payments Due By Period
                                                 Total     Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                               ----------  -----------------  ------------  ------------  --------------
Purchase obligations . . . . . . .        (1)  $   36,400  $          36,400  $          -  $          -  $            -
Long-term debt obligations . . . .        (2)     102,069             80,860        21,209             -               -
Operating leases . . . . . . . . .        (3)      62,223             47,788        14,435             -               -
Capital lease obligations                               -                  -             -             -               -
Other long-term debt obligations                        -                  -             -             -               -
                                               ----------  -----------------  ------------  ------------  --------------
Total contractual cash obligations             $  200,692  $         165,048  $     35,644  $          -  $            -
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

     Equity Method Investment - We account for our investment in joint ventures under the equity method. We periodically evaluate the recoverability of our equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, we would record a write-down of excess investment cost. Management has determined that no write-down was required at December 31, 2005 and 2004.

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

     New Accounting Standards - The Financial Accounting Standards Board, or FASB, has issued the following new accounting and interpretations, which may be applicable in the future to us:

     SFAS No. 123, "Accounting for Stock-Based Compensation", was revised in December 2004. This revision changes the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard had no effect on our financial condition or results of operations for the current year, but it expected to affect our financial condition and results of operations starting with the first quarter of 2006. This is expected to be reflected by the expensing of existing stock options granted in 2004 that vest through 2008 to current optionees, and any 2006 options granted to directors for board meetings. We are uncertain as to any future grants in the current year to employees or others that may be approved by the Board.

     In March 2005, FASB Interpretation No. 47, or FIN 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143", was issued. The primary objective of FIN 47 is to provide guidance with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect the application of the provisions of FIN 47 to have a material impact on its financial position, results of operations or cash flows.

     In 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3", which amends the guidance in APB No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes In Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the application of the provisions of SFAS No. 154 to have a material impact on its financial position, results of operations or cash flows.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", which amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and clarifies valuation of certain financial instruments and derivatives to a fair-value method of valuation. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the application of the provisions of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140", which amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized mortgage-related servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Statement is effective as of the beginning of a company's first fiscal year that begins after September 15, 2006. The Company does not expect the application of the provisions of SFAS No. 156 to have a material impact on its financial position, results of operations or cash flows.

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

     Our business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the years ended December 31, 2005 and 2004, our single largest customer accounted for approximately 37 percent and 34 percent, respectively, of our revenues and our top three customers accounted for approximately 62 percent and 63 percent, respectively, of our revenues.

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

Item  7.          Financial  Statements






                          Index to Financial Statements




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM  F-1

FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS                            F-2 - F-3
  CONSOLIDATED STATEMENTS OF OPERATIONS                  F-4
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY        F-5
  CONSOLIDATED STATEMENTS OF CASH FLOWS                  F-6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-7 - F-24


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
N-Viro International Corporation

We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware entity), as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




 /s/UHY LLP
-----------
UHY LLP
Southfield, Michigan

March 1, 2006


                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2005 and 2004
                           --------------------------


                                                       2005        2004
                                                    ----------  ----------
ASSETS
-------

CURRENT ASSETS
Cash and cash equivalents:
  Unrestricted . . . . . . . . . . . . . . . . . .  $  224,447  $  147,549
  Restricted . . . . . . . . . . . . . . . . . . .     128,133      75,600
Receivables:
  Trade, net . . . . . . . . . . . . . . . . . . .     600,180     578,070
  Stock subscription . . . . . . . . . . . . . . .           -      42,500
  Notes receivable - current . . . . . . . . . . .           -     112,802
Prepaid expenses and other assets. . . . . . . . .     204,360     108,732
                                                    ----------  ----------
Total current assets . . . . . . . . . . . . . . .   1,157,120   1,065,253

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . .     382,085     360,952

INVESTMENT IN AND ADVANCES TO FLORIDA N-VIRO, L.P.           -     186,475

NOTES RECEIVABLE, NET OF CURRENT PORTION . . . . .           -         338

INTANGIBLE AND OTHER ASSETS, NET . . . . . . . . .   1,037,693   1,078,771
                                                    ----------  ----------


                                                    $2,576,898  $2,691,789
                                                    ==========  ==========








   The accompanying notes are an integral part of these financial statements.


                              N-VIRO INTERNATIONAL CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                                 December 31, 2005 and 2004
                                 --------------------------





                                                                    2005           2004
                                                                -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Current maturities of long-term debt . . . . . . . . . . . .  $     80,860   $     91,072
  Line-of-credit . . . . . . . . . . . . . . . . . . . . . . .        80,000        200,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .       833,447        864,580
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . .       204,109        293,201
                                                                -------------  -------------
Total current liabilities. . . . . . . . . . . . . . . . . . .     1,198,416      1,448,853

LONG-TERM DEBT, LESS CURRENT MATURITIES. . . . . . . . . . . .        21,209        114,263
                                                                -------------  -------------

Total liabilities. . . . . . . . . . . . . . . . . . . . . . .     1,219,625      1,563,116

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value
  Authorized - 7,000,000 shares
  Issued - 3,814,059 shares in 2005 and 3,569,693 shares in 2004      38,141         35,697
 Preferred stock, $.01 par value
  Authorized - 2,000,000 shares
  Issued - -0- shares in 2005 and 1 share in 2004. . . . . . .             -              -
 Additional paid-in capital . . . . . . . . . . . . . .  . . .    15,290,831     14,791,346
 Accumulated deficit. . . . . . . . . . . . . . . . . .  . . .   (13,286,809)   (13,013,480)
                                                                -------------  -------------
                                                                   2,042,163      1,813,563

 Less treasury stock, at cost, 123,500 shares . . .. . . . . .       684,890        684,890
                                                                -------------  -------------
Total stockholders' equity . . . . . . . . . . . . . . . . . .     1,357,273      1,128,673
                                                                -------------  -------------

                                                                $  2,576,898   $  2,691,789
                                                                =============  =============





   The accompanying notes are an integral part of these financial statements.


                             N-VIRO INTERNATIONAL CORPORATION

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                          Years Ended December 31, 2005 and 2004
                          --------------------------------------



                                                                    2005         2004
                                                                 -----------  -----------
REVENUES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $4,184,424   $5,453,493

COST OF REVENUES. . . . . . . . . . . . . . . . . . . . . . . .   2,947,861    3,940,703
                                                                 -----------  -----------

GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . .   1,236,563    1,512,790

OPERATING EXPENSES
  Selling, general and administrative . . . . . . . . . . . . .   1,418,684    1,591,009
  Litigation settlement expense (income). . . . . . . . . . . .     (14,000)      37,100
                                                                 -----------  -----------
                                                                  1,404,684    1,628,109
                                                                 -----------  -----------

OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . . . .    (168,121)    (115,319)

NONOPERATING INCOME (EXPENSE)
  Interest income . . . . . . . . . . . . . . . . . . . . . . .       6,440       23,686
  Interest expense. . . . . . . . . . . . . . . . . . . . . . .     (26,950)      (6,274)
  Loss on sale of assets. . . . . . . . . . . . . . . . . . . .      (6,335)     (15,632)
  Loss from equity investment in joint venture. . . . . . . . .    (186,475)    (115,449)
  Gain on legal debt forgiven . . . . . . . . . . . . . . . . .     108,112      157,174
                                                                 -----------  -----------
                                                                   (105,208)      43,505
                                                                 -----------  -----------

LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . . . .    (273,329)     (71,814)

Federal and state income taxes. . . . . . . . . . . . . . . . .           -            -
                                                                 -----------  -----------

NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (273,329)  $  (71,814)
                                                                 ===========  ===========


Basic and diluted loss per share. . . . . . . . . . . . . . . .  $    (0.08)  $    (0.02)
                                                                 ===========  ===========

Weighted average common shares outstanding - basic and diluted.   3,542,088    3,079,216
                                                                 ===========  ===========



   The accompanying notes are an integral part of these financial statements.


                                        N-VIRO INTERNATIONAL CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Years Ended December 31, 2005 and 2004

                                                              Additional
                                      # shares of    Common    Paid-in     Accumulated   Treasury
                                      Common Stock   Stock     Capital       Deficit       Stock        Total
                                      ------------  -------  -----------  -------------  ----------  -----------
BALANCE JANUARY 1, 2004. . . . . . .     2,713,833  $27,138  $13,587,484  $(12,941,666)  $(684,890)  $  (11,934)

 Net loss . . . . . . . . . . .. . .             -        -            -       (71,814)          -      (71,814)
 Issuance of common stock for options       41,500      415       65,429             -           -       65,844
 Issuance of common stock . . . .  .       814,360    8,144    1,122,264             -           -    1,130,408
 Other. . . . . . . . . . . . . .  .             -        -       16,169             -           -       16,169
                                      ------------  -------  -----------  -------------  ----------  -----------

BALANCE DECEMBER 31, 2004. . . . . .     3,569,693   35,697   14,791,346   (13,013,480)   (684,890)   1,128,673

 Net loss . . . . . . . . . . . .  .             -        -            -      (273,329)          -     (273,329)
 Issuance of common stock for options        2,000       20        2,980             -           -        3,000
 Issuance of common stock . . . .. .       242,366    2,424      476,377             -           -      478,801
 Other. . . . . . . . . . . . . .. .             -        -       20,128             -           -       20,128
                                      ------------  -------  -----------  -------------  ----------  -----------

BALANCE DECEMBER 31, 2005. . . . . .     3,814,059  $38,141  $15,290,831  $(13,286,809)  $(684,890)  $1,357,273
                                      ============  =======  ===========  =============  ==========  ===========




   The accompanying notes are an integral part of these financial statements.


                        N-VIRO INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2005 and 2004
                     --------------------------------------

                                                         2005         2004
                                                      ----------  ------------
Cash Flows From Operating Activities
 Net loss . . . . . . . . . . . . . . . . . . . .. .  $(273,329)  $   (71,814)
 Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
   Depreciation and amortization. . . . . . . . .. .    223,553       232,857
   Provision (credit) for bad debts . . . . . . .. .     21,000       (21,946)
   Issuance of stock for debt and services. . . .. .    391,300       498,543
   Loss on the sale of fixed assets . . . . . . .. .      6,336        15,632
   Loss from investment in Florida N-Viro . . . .. .    186,475       115,449
   Changes in Operating Assets and Liabilities
   Decrease in trade receivables. . . . . . . . .. .     28,046       279,762
   Increase in prepaid expenses and other assets.. .   (198,060)      (75,770)
   Decrease in inventory. . . . . . . . . . . . .. .          0        80,932
   Decrease in accounts payable and accrued liabilities (99,003)   (1,114,030)
                                                      ----------  ------------
Net cash provided by (used in) operating activities.    286,318       (60,385)

Cash Flows From Investing Activities
 Increases from restricted cash and cash equivalents.   (52,533)      (75,600)
 Purchases of property and equipment. . . . . . .  .   (105,348)       (3,395)
 Proceeds from sale of property and equipment . .  .      1,139         1,354
 Collections on notes receivable. . . . . . . . .  .     43,768        22,000
 Expenditures for intangible assets . . . . . . .  .          0       (25,020)
                                                      ----------  ------------
Net cash used in investing activities. . . . . . . .   (112,974)      (80,661)

Cash Flows From Financing Activities
 Net repayments on line-of-credit . . . . . . . .  .   (120,000)     (198,223)
 Borrowings under long-term obligations . . . . .  .          -        74,386
 Principal payments on long-term obligations. . .  .   (103,266)     (317,554)
 Issuance of common stock for options exercised .  .          -        69,867
 Issuance of common stock . . . . . . . . . . . .  .    130,000       548,313
 Expenditures for private placement of stock. . .  .     (3,180)      (11,741)
                                                      ----------  ------------
Net cash provided by (used in) financing activities.    (96,446)      165,048
                                                      ----------  ------------

Net Increase in Cash and Cash Equivalents. . . . . .     76,898        24,002

Cash and Cash Equivalents - Beginning. . . . . . . .    147,549       123,547
                                                      ----------  ------------

Cash and Cash Equivalents - Ending . . . . . . . . .  $ 224,447   $   147,549
                                                      ==========  ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest . . . . . . .  $  38,240   $    49,990
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

D. The Company accounts for its investment in a joint venture under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at December 31, 2005 and 2004.

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

     Restricted cash consists of a certificate of deposit which was held as collateral against the Company's line-of-credit as of December 31, 2005.

G. Accounts receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due amounted to $56,467 and $13,553 of net receivables for the years ended December 31, 2005 and 2004, respectively. The Company's policy is not to accrue and record interest income on past due trade receivables. The Company does bill the customer finance charges on past due accounts and records the interest income when collected.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

     Management estimates an allowance for doubtful accounts, which was $55,000 and $34,000 as of December 31, 2005 and 2004, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections.

H. Property and Equipment - Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are five to fifteen years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense amounted to $79,636 and $89,303 in 2005 and 2004, respectively. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

I. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from four to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were
14.7 years at December 31, 2005 and 2004). Amortization expense amounted to $143,917 and $143,554 in 2005 and 2004, respectively; estimated amortization expense, based on intangible assets at December 31, 2005, for each of the ensuing five years is as follows: 2006 - $137,000; 2007 - $122,000; 2008 -
$105,000;  2009  -  $97,000; 2010 - $94,000.  Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows. In accordance with SFAS No. 142, the Company tests for impairment annually.

     The Company is also amortizing the capitalized cost of obtaining its credit facility, for the additional collateral required and evidenced by a warrant to purchase 50,000 shares of the Company's common stock. The Company estimated this cost at February 26, 2003 to be $30,000, and is amortizing this over 4 years by the straight-line method. Amortization expense amounted to $7,500 in 2005 and 2004; estimated amortization expense for each of the next two years is as follows: 2006 - $7,500; 2007 - $795.

J. Revenue Recognition - Facility management revenue, sludge processing revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

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

K. Loss Per Common Share - Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2005 and 2004, the effects of the stock options granted are excluded from the diluted per share calculation because they would be antidilutive.

L. Stock Options - As permitted under accounting principles generally accepted in the United States of America, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock at grant date and the amount an employee must pay to acquire the stock. No compensation cost was recognized under APB No. 25 for the years ended December 31, 2005 and 2004. The Company follows the disclosure provisions of SFAS Statements No. 123 and No. 148 which prescribe a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees.




                                                2005        2004
                                             ----------  ----------
Loss from continuing operations:
Net loss as reported. . . . . . . . . . . .  $(273,329)  $ (71,814)
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects. . . . . . . . . .    179,045     692,284
                                             ----------  ----------
Pro-forma net loss. . . . . . . . . . . . .   (452,374)   (764,098)
Loss from continuing operations per
  share (basic and diluted):
   As reported . . . .. . . . . . . . . . .  $   (0.08)  $   (0.02)
   Pro-forma . . . . .. . . . . . . . . . .  $   (0.13)  $   (0.25)
                                             ----------  ----------



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 2005 and 2004, respectively: no assumed dividend rates for all years; risk-free interest rates of 4.4% for both years, on expected lives of either 10 years or 5 years for both years; and expected price volatility averaging 132% on the 5 year options and 174% on the 10 year options for 2005, and 237% on all options granted in 2004, respectively.

M. New Accounting Standards - In December 2004, SFAS No. 123, "Accounting for Stock-Based Compensation", was revised in December 2004. This revision changes the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard had no effect on our financial condition or results of operations for the current year, but it expected to affect our financial condition and results of operations starting with the first quarter of 2006. This is expected to be reflected by the expensing of existing stock options granted in 2004 that vest through 2008 to current optionees, and any 2006 options granted to directors for board meetings. The Company is uncertain as to any future grants in the current year to employees or others that may be approved by the Board.

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

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

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", which amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and clarifies valuation of certain financial instruments and derivatives to a fair-value method of valuation. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the application of the provisions of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140", which amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized mortgage-related servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Statement is effective as of the beginning of a company's first fiscal year that begins after September 15, 2006. The Company does not expect the application of the provisions of SFAS No. 156 to have a material impact on its financial position, results of operations or cash flows

N. Income taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

NOTE  2.     BALANCE  SHEET  DATA

STOCK  SUBSCRIPTION  RECEIVABLE:

At December 31, 2004, the Company had a stock subscription receivable in the amount of $42,500 due from two related parties, both members of the Board of Directors, and this amount was paid to the Company in January 2005.


NOTES  AND  OTHER  RECEIVABLES:

At December 31, 2004, an unsecured, 6% demand note receivable dated October 1, 2003 was due from an unrelated third-party licensee, Soil Preparation Inc., for $110,528, including accrued interest. The Note was for 18 months, with principal scheduled to be paid commencing July 1, 2004 and ending December 1, 2005. The Note was paid in 2005 from a combination of $41,749 in cash received and a credit offset of $68,779 for related payables due a common vendor.

At December 31, 2004, an unsecured, 6% demand note receivable dated December 15, 2003 was due from an unrelated third-party licensee, N-Viro Systems Canada, for a balance of $2,612. The Note was paid off in February 2005.



                                          2005     2004
                                          -----  --------
Notes receivable - third-party licensees  $   -  $113,140

Less current maturities. . . . . . . . .      -   112,802
                                          -----  --------

                                          $   -  $    338
                                          =====  ========



PROPERTY  AND  EQUIPMENT  (AT  COST):



                                                  2005       2004
                                                --------  ----------
Leasehold improvements . . . . . . . . . . . .  $ 41,771  $   42,464
Equipment. . . . . . . . . . . . . . . . . . .   844,060     861,435
Furniture, fixtures and computers. . . . . . .    76,756     103,029
                                                --------  ----------
                                                 962,587   1,006,928
Less accumulated depreciation and amortization   580,502     645,976
                                                --------  ----------

                                                $382,085  $  360,952
                                                ========  ==========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.:

Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). The Company owns a 47.5% interest in the joint venture and, as described in Note 1, accounts for its investment under the equity method. The Company's has recognized it's share of the joint venture's losses to the extent of its investment. Any additional losses passed through from the joint venture were recorded as an increase to the allowance against the Note Receivable, through November 2005, when the total losses matched the value of the Notes. After that date, the Company has not recorded any additional loss even though Florida N-Viro continued to sustain losses, because of a lack of basis in this investment. The total loss recorded by Florida N-Viro in 2005 was $517,190. Of this, the Company would have been required to record 47.5% of the loss, or $245,665, but recorded $186,475.

At December 31, 2005, an unsecured, 9.75% demand note receivable totaling $158,137 (including accrued interest of $38,137) and two unsecured, prime (stated by a local bank) plus % demand notes receivable totaling $304,721 (including accrued interest of $74,721) are due from Florida N-Viro, the Company's joint venture investee. The notes due from Florida N-Viro have been deemed to be noncurrent by management in the accompanying balance sheets. In 2005, no interest was received on the notes due from Florida N-Viro. During 2005, the Company recorded an additional allowance of $39,538 for the interest portion of the notes receivable. In 2005, an additional $186,475 was recorded to the allowance against the Note, to recognize the additional loss in excess of the remaining investment account. The Company's limited partner interest in the joint venture and the value of the Notes due from the joint venture are both reflected at a $-0- value as of December 31, 2005. Any additional losses passed through from the partnership will no longer be recorded on the books of the Company, exclusive of any further funding from the Company or net profits generated from the joint venture.



                                                               2005     2004
                                                               -----  --------
Notes receivable - Florida N-Viro, L.P., net of allowance of
462,858 in 2005 and $236,845 in 2004 . . . . . . . . . . . .  $   -  $186,475



The Company is currently actively pursuing sale of its investment in Florida N-Viro, L.P., which may provide, in management's opinion, additional funds to finance the Company's cash requirements. Because these efforts are still in progress, there can be no assurance the Company will successfully complete these negotiations.

Condensed financial information of the partnership as of December 31, 2005 and 2004 is as follows:


                          2005         2004
                       -----------  -----------
Current assets. . . .  $  545,097   $  432,028
Long-term assets. . .     300,673      656,843
                       -----------  -----------

                       $  845,770   $1,088,871
                       ===========  ===========

Current liabilities .  $1,796,705   $1,522,616
Long-term liabilities           -            -
Partners' deficit . .    (950,935)    (433,745)
                       -----------  -----------

                       $  845,770   $1,088,871
                       ===========  ===========



NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.  (CONTINUED):


                                Year Ended December 31,
                               ------------------------

                                    2005         2004
                               -----------  -----------
Net sales                      $1,157,321   $1,894,657
Net loss.                        (517,190)    (243,050)


During 2005 and 2004, the Partnership's largest customer accounted for 23% and 25%, respectively, of its revenue. Additionally, during 2005 and 2004, the Partnership's largest customers accounted for 85% (four customers) and 73% (four customers) of total revenue, respectively.



INTANGIBLE  AND  OTHER  ASSETS:

In September 2005, we executed a Financial Public Relations Agreement, or the Agreement, with Strategic Asset Management, Inc., or SAMI. The Company appointed SAMI as its non-exclusive financial public relations counsel for a term of two years from the date of the Agreement. For its services, the Company issued SAMI 120,000 shares of the Company's unregistered common stock, and 120,000 common stock purchase warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $1.84 per share. Total valuation of the services to be performed as part of the Agreement was estimated to be $321,800, to be amortized over the two year period. The Company recorded this amount as deferred costs, with the short-term portion in current assets and the long-term portion in Intangibles and other assets.



                                                                    2005        2004
                                                                 ----------  ----------
Patents and related intangibles, less accumulated
amortization (2005 - $656,453; 2004 - $569,800) . . . . . . . .  $  597,441  $  688,284

Territory rights, less accumulated amortization
(2005 - $370,710; 2004 - $314,700). . . . . . . . . . . . . . .     315,153     371,122

Deferred costs, less accumulated amortization ($46,929 in 2005)     113,971           -

Loan costs, less accumulated amortization ($23,340 in 2005
and $14,365 in 2004). . . . . . . . . . . . . . . . . . . . . .       9,610      15,635

Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,518       3,730
                                                                 ----------  ----------

                                                                 $1,037,693  $1,078,771
                                                                 ==========  ==========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)


ACCRUED  LIABILITIES:


                                         2005      2004
                                       --------  --------
Accrued payroll and employee benefits  $ 16,420  $100,379
Sales tax payable . . . . . . . . . .   186,733   181,670
Interest payable. . . . . . . . . . .       956    11,152
                                       --------  --------

                                       $204,109  $293,201
                                       ========  ========




NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT

Our $845,000 credit facility with Monroe Bank + Trust, or the Bank is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $550,000 at Prime plus 1.5% and secured by a first lien on all our assets. In January 2004, we purchased a certificate of deposit in the amount of $75,000 from the Bank, and transferred custodianship of all of our treasury stock to the Bank. In February 2004, the Bank decreased the maximum amount available to borrow on the line to $400,000, but also reduced the financial covenants to make it easier for us to maintain the facility. In February 2005, the Bank amended the facility and released certain additional collateral but required us to provide an additional $50,000 certificate of deposit. In the fourth quarter of 2005 we renewed the line of credit through October 2006, and are not in violation of any financial covenants. At December 31, 2005, we had $320,000 of borrowing capacity under the Credit Facility.

Long-term  debt  at  December  31,  2005  and  2004  is  as  follows:


                           2005      2004
                         --------  --------
Notes payable . . . . .  $102,069  $205,335
Less current maturities    80,860    91,072
                         --------  --------

                         $ 21,209  $114,263
                         ========  ========


                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notes payable are owed to the Company's bank at December 31, 2005 and to an equipment vendor and the Company's bank at December 31, 2004. The notes bear interest of 7.5% at December 31, 2005 and ranging from 7.5% to 9.837% at December 31, 2004, and are due at varying dates through March 2007. The note payable at December 31, 2005 is secured by the general assets of the Company. Aggregate maturities of long-term debt for the years ending December 31 are as follows: 2006 - $80,860; 2007 - $21,209. Interest paid was $38,240 and $49,990 for  the  years  ended  December  31,  2005  and  2004,  respectively.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4.     EQUITY  TRANSACTIONS

The Company has authorized 2,000,000 shares of preferred stock, par value of $.01 per share, of which -0- shares and one share were outstanding at December 31, 2005 and 2004, respectively. In 2003, the Board authorized the creation of a class of Series A Preferred Stock of the Company, $0.01 par value, one share of which was issued to Mr. J. Patrick Nicholson, in connection with a Settlement Agreement. The Series A Preferred Stock issued to Mr. Nicholson was non-transferable, had a term equal to ten years, and the right to appoint a Director that was subject to cancellation if Mr. Nicholson ceased to control at least 17.5% of the aggregate number of shares of the Company's voting, common stock issued and outstanding as a result of his actions. The Series A Preferred Stock did not have a liquidation preference, and was issued pursuant to an exemption from registration under to Section 4(2) of the Securities Act as a transaction not involving a public offering. In May 2005, the Company redeemed the share of Preferred Stock due to sales by Mr. Nicholson of the Company's common stock in 2003.

The Company has a stock option plan approved in May 2004 for directors and key officers under which 1,000,000 shares of common stock may be issued. The options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest immediately, but can not be exercised until six months from the date of grant. Options were granted in 2005 and 2004 at the approximate market value of the stock at date of grant, except for grants to Michael Nicholson, the Company's Chief Development Officer and a member of the Board.

In May 2004, 50,000 stock options granted to Mr. Nicholson pursuant to his employment agreement dated June 2003. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the employment agreement, and changed the vesting of the 50,000 options as well as the pricing. This amended agreement states the first 30,000 options are fully vested at an option price of $0.90, and the balance of 20,000 options vest on the third and fourth anniversary of the original agreement, June 6, 2005 and 2006, but priced at $1.95. Because these options were priced lower than the fair market value as of the amended agreement date, the Company is taking a charge to earnings totaling approximately $68,400 ratably through June, 2007, the ending date of his employment agreement. This charge was $21,221 and $15,947 for the years ended December 31, 2005 and 2005, respectively.

In the third quarter of 2005, one optionee exercised 2,000 options at an option price of $1.50. In the first quarter of 2004, seven optionees exercised a total of 41,500 options at a weighted average option price of $1.59.

The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 2005 and 2004 and the number outstanding and exercisable at those dates:


                                              2005                                        2004
                                            ------------------------------------------    ----------------------------------------
                                             Shares   Weighted Average Exercise Price    Shares   Weighted Average Exercise Price
                                            --------  --------------------------------  --------  --------------------------------
Outstanding, beginning of year . . . . . .  784,325   $                           2.39  512,375   $                           2.35
Granted. . . . . . . . . . . . . . . . . .   73,325                               2.03  314,450                               2.27
Exercised              . . . . . . . . . .  ( 2,000)                              1.50  (41,500)                              1.59
Expired during the year. . . . . . . . . . (163,075)                              2.48  ( 1,000)                              4.00
                                            --------                                    --------
Outstanding, end of year . . . . . . . . .  692,575                               2.33  784,325                               2.39
                                            ========                                    ========

Eligible for exercise at end of year . . .  651,575                                     640,225
                                            ========                                    ========

Weighted average fair value per option for
options granted during the year                       $                           2.03            $                           2.50
                                                      ================================            ================================



A  further  summary  of  stock  options  follows:


                            Options Outstanding                                          Options Exercisable
                            ----------------------------------------------------------   -------------------------------------
                                   # O/S         Whtd Ave Remain Life  Whtd Ave Exer $         # Exer.        Wgtd Ave Exer $
                            -------------------  --------------------  ----------------  -------------------  ----------------
                                                                   2005
                            --------------------------------------------------------------------------------------------------
Range of exercise prices:
0.90 to $1.45 . . . . . .               52,475                  7.22  $           1.00               52,150  $           1.00
1.50 to $2.43 . . . . . .              446,150                  5.08              1.99              405,875              1.99
2.45 to $3.45 . . . . . .              152,650                  8.14              2.91              152,250              2.91
4.00 to $5.00 . . . . . .               41,300                  2.87              4.90               41,300              4.90
                            -------------------                                          -------------------
                                       692,575                                                      651,575

                                                                   2004
                            --------------------------------------------------------------------------------------------------
Range of exercise prices:
0.90 to $1.45 . . . . . .               52,150                  8.22  $           1.00               35,600  $           0.90
1.50 to $2.43 . . . . . .              532,800                  5.49              2.07              405,250              2.11
2.50 to $3.45 . . . . . .              136,200                  9.14              2.98              136,200              2.98
4.00 to $5.00 . . . . . .               63,175                  4.12              4.88               63,175              4.88
                            -------------------                                          -------------------
                                       784,325                                                      640,225


NOTE  5.     REVENUE  AND  MAJOR  CUSTOMERS

Revenues for the years ended December 31, 2005 and 2004 consist of the following:


                          2005        2004
                       ----------  ----------
Facility management .  $1,081,996  $1,386,693
Technology fees . . .     437,130     653,624
Products and services   2,665,298   3,413,176
                       ----------  ----------

                       $4,184,424  $5,453,493
                       ==========  ==========





Cost of revenues for the years ended December 31, 2005 and 2004 consist of the following:


                          2005        2004
                       ----------  ----------
Facility management .  $1,044,066  $1,311,501
Technology fees . . .     492,095      97,238
Products and services   1,411,700   2,531,964
                       ----------  ----------

                       $2,947,861  $3,940,703
                       ==========  ==========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues for the years ended December 31, 2005 and 2004 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management and products and services classifications), which represented approximately 37% and 34%, respectively, of total revenues. In addition, the Company had another major customer, WeCare Environmental Services, which totaled approximately 14% of total revenues (which is included mainly in the products and services classification) for the year ended December 31, 2004, but decreased to approximately 5% for the year ended December 31, 2005. The accounts receivable balances due (all of which are unsecured) from these customers at December 31, 2005 and 2004 were approximately $125,000 and $190,000, respectively.

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

NOTE  6.     COMMITMENTS  AND  CONTINGENCIES

In June 2003, the Company entered into an Employment Agreement (the "Agreement") with Michael G. Nicholson, the Chief Development Officer and a member of the Board of Directors of the Company. The Agreement will expire in June 2007, and future compensation amounts are to be determined annually by the Board of Directors. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the Agreement, and amended the Agreement. Because these options were priced lower than the fair market value as of that date, the Company is required to take a charge to earnings totaling approximately $68,400 ratably through June, 2007, the ending date of the Agreement.

In August 2003, the Company entered into a Settlement Agreement with Mr. J. Patrick Nicholson, our former Chairman and CEO, and negotiated a new Consulting Agreement (the "Agreement"). The Agreement was scheduled to expire in August 2008, and Mr. Nicholson was required to provide future services to be eligible for compensation. Mr. Nicholson was also entitled to payments of $48,000 per year for non-competition and $6,000 per year for office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Agreement, exclusive of any other payouts earnable. In June 2005, Mr. Nicholson filed a Demand for Arbitration, seeking damages of $50,000 based on a claimed breach of the Agreement. The Company is uncertain as to any additional obligations to Mr. Nicholson under the Agreement or in settlement of any additional claims. In July 2005, the Board of Directors voted to terminate the Agreement for cause, based on numerous specific instances of violations of the terms of the Agreement by Mr. Nicholson. Mr. Nicholson is a reporting beneficial owner of our outstanding common stock, as of the date of his Form SC 13D/A filed October 24, 2005.

In July 2004, the Company completed negotiations and engaged its former Chief Executive Officer and current member of the Board of Directors, Terry J. Logan, as an outside consultant. The consulting agreement extended through June 2006 and required Dr. Logan to provide a minimum of 104 business days annually, to be paid at a rate of $700 per day and 1,000 stock options per month. In July 2005, Dr. Logan rescinded the stock options portion of his consulting agreement, effective with services rendered after June 2005. In March 2006, the Company approved a First Amendment to the consulting agreement and was extended an additional two (2) years to June 2008. All other terms of the existing agreement have been retained, with the exception of the section referring to Dr. Logan's stock option compensation, which has been deleted by the First Amendment. Dr. Logan will continue to be compensated at the same rate. The First Amendment to the Consulting Agreement is effective as of February 13, 2006.

In March 2006, the Company approved a consulting agreement with DJH Holdings, LLC, a company owned by Daniel J. Haslinger, a current member of the Board of Directors and up until February 14, 2006, it's Chief Executive Officer. The consulting agreement is for a six-month term, is terminable by DJH Holdings, LLC upon fifteen (15) days notice or by the Company upon ninety (90) days notice. Payments under the consulting agreement are $9,000 per month. The consulting agreement is effective as of February 13, 2006.

In March 2006, the Company approved a consulting agreement with Carl Richard, a current member of the Board of Directors. The term of the consulting agreement is one (1) year, is terminable by Mr. Richard upon fifteen (15) days notice or by the Company upon ninety (90) days notice. Payments under the consulting agreement are $1,600 per month. The consulting agreement is effective as of February 13, 2006.

The Company leases its executive and administrative office in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment for the years ending December 31, 2006 and 2007 is approximately $37,200 and $6,200, respectively. The total rental expense included in the statements of operations for the year ended December 31, 2005 and 2004 is approximately $37,500 and $55,400, respectively. The Company also leases various equipment on a month-to-month basis.

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


NOTE  7.     INCOME  TAX  MATTERS

The composition of the deferred tax assets and liabilities at December 31, 2005 and 2004 is as follows:



                                            2005          2004
                                        ------------  ------------
Gross deferred tax liabilities:
  Property and equipment depreciation   $   (18,700)  $   (28,200)
  Florida N-Viro book vs. tax loss. .       (23,700)            -
Gross deferred tax assets:
  Loss carryforwards. . . . . . . . .     5,213,800     5,034,400
  Patent costs. . . . . .  . . . . . .       54,700       131,100
  Florida N-Viro asset impairment . .       200,000       200,000
  Allowance for doubtful accounts . .        22,000        13,600
  Allowance for notes receivable. . .        45,100        29,300
  Other . . . . . . . . . . . . . . .         3,100        10,500

Less valuation allowance. . . . . .      (5,496,300)   (5,390,700)
                                        ------------  ------------

                                        $         -   $         -
                                        ============  ============

NOTE  7.     INCOME  TAX  MATTERS  (CONTINUED)

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2005 and 2004 and are as follows:



                                                  2005       2004
                                                ---------  ---------
Computed "expected" tax (credits). . . . . . .  $(92,900)  $(24,400)
State taxes, net of federal tax benefit. . . .    (8,200)    (2,100)
(Decrease) increase in income taxes resulting
from:
  Change in valuation allowance. . . . . . . .   105,600     30,800
  Other. . . . . . . . . . . . . . . . . . . .    (4,500)    (4,300)
                                                ---------  ---------

                                                $      -   $      -
                                                =========  =========


The net operating losses available at December 31, 2005 to offset future taxable income total approximately $13,000,000 and expire principally in years 2009 - 2025.



NOTE  8.     CASH  FLOWS  INFORMATION

Information relative to the statements of cash flows not disclosed elsewhere for the years ended December 31, 2005 and 2004 follows:




                                            2005      2004
                                          --------  --------
Issuances of stock for debt and services  $391,300  $498,543
                                          ========  ========

In 2005, the Company issued 2,316 shares of unregistered common stock to Daniel Haslinger and Phillip Levin, both members of the Board of Directors, in exchange for services rendered to management in the amount of $4,000 and $3,000, respectively, or a total of $7,000.

In 2005, the Company contracted with Timothy Kasmoch, at the time an unrelated third party, in exchange for services to provide in-kind trucking to the Company, and we issued 50,000 shares of unregistered common stock for a total of $62,500.

In 2005, the Company contracted with Strategic Asset Management, Inc., to provide non-exclusive financial public relations counsel and we issued 120,000 shares of unregistered common stock and 120,000 common stock purchase warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $1.84 per share, at an estimated total cost of $321,800.

In 2004, the Company issued 7,329 shares of unregistered common stock to members of the Board of Directors, in exchange for services rendered to management in the amount of $9,000 each, or a total of $18,000.

In 2004, the Company issued 72,237 shares of unregistered common stock to two trade creditors, eliminating $162,533 worth of debt owed by us to such creditors.

NOTE  8.     CASH  FLOWS  INFORMATION  (CONTINUED)

In 2004, the Company issued 32,760 shares of unregistered common stock to current and former members of the Board of Directors, to replace stock options not granted, at a total estimated cost of $73,710.

In 2004, the Company issued 34,211 shares and 37,143 shares, respectively, of unregistered common stock to our patent law firm in settlement of trade debt owed. As part of the settlement, we agreed to issue the stock worth $130,000 at the time of delivery, in two installments on the dates issued.

In 2004, the Company contracted with Quest Equities, LLC to provide non-exclusive financial and business consulting services and we issued 50,000 shares of unregistered common stock at an estimated cost of $75,300.

In 2004, the Company issued 31,200 shares of unregistered common stock to Strategic Asset Management, Inc., for payment of a proposed settlement of a pending shareholder derivative action, totaling $39,000.


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

The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2005 and 2004 (dollars in thousands).



                                     Other
                     Management    Domestic      Foreign     Research &
                     Operations   Operations   Operations   Development   Total
                     -----------  -----------  -----------  ------------  ------
                                           2005
--------------------------------------------------------------------------------
Revenues. . . . . .  $     1,561  $     2,521  $        13  $         90  $4,185
Cost of revenues. .        1,044        1,809           19            76   2,948
Segment profits . .          517          712           (6)           14   1,237
Identifiable assets          242          134            -             -     376
Depreciation. . . .           62           13            -             -      75

                                           2004
--------------------------------------------------------------------------------
Revenues. . . . . .  $     1,845  $     3,465  $        52  $         92  $5,454
Cost of revenues. .        1,216        2,668            -            57   3,941
Segment profits . .          629          797           52            35   1,513
Identifiable assets          287           63            -             -     350
Depreciation. . . .           62           18            -             -      80


NOTE  9.     SEGMENT  INFORMATION  (CONTINUED)

A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2005 and 2004 follows (dollars in thousands):



                                                  2005      2004
                                                --------  --------
Segment profits:
Segment profits for reportable segments. . . .  $ 1,237   $ 1,513
Corporate selling, general and administrative
  expenses and research and development costs.   (1,405)   (1,628)
Other income (expense) . . . . . . . . . . . .     (105)       44
                                                --------  --------
Consolidated earnings before taxes . . . . . .  $  (273)  $   (71)
                                                ========  ========

Identifiable assets:
 Identifiable assets for reportable segments .  $   376   $   350
 Corporate property and equipment . . . . .  .        6        11
 Current assets not allocated to segments .  .    1,157     1,065
Intangible and other assets not allocated to
 segments . . . . . . . . . . . . . . . . .  .    1,038     1,266
Consolidated eliminations. . . . . . . . . . .        -         -
                                                --------  --------
Consolidated assets. . . . . . . . . . . . . .  $ 2,577   $ 2,692
                                                ========  ========

Depreciation and amortization:
 Depreciation for reportable segments . .  . .  $    75   $    80
 Corporate depreciation and amortization.  . .      149       150
                                                --------  --------
Consolidated depreciation and amortization . .  $   224   $   230
                                                ========  ========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10.     401(K)  PLAN

     The Company has a 401(k) plan covering substantially all employees which provides for contributions in such amounts as the Board of Directors may determine annually. Participating employees may also contribute a portion of their annual compensation. There were no employer contributions for the years ended December 31, 2005 and 2004.


NOTE  11.     GAIN  ON  LEGAL  DEBT  FORGIVEN

     In 2005, the Company reached an agreement to settle trade debt owed to its law firm which totalled $108,112 at the time of settlement, for previously billed legal services provided through September 2004. In 2004, the Company reached settlement on trade debt and a note owed to its patent law firm which totalled $470,442 at the time of settlement. The law firm agreed, in exchange for cash payments totaling $183,268 and registered common stock of the Company worth $130,000 at the time of delivery, to forgive the balance of $157,174 in previously billed services and accrued interest. The stock was required to be delivered on September 1 and November 1, 2004 in equal installments. Our total cash saved as a result of this settlement was $287,174.

ITEM  8.          CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                         ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None


ITEM  8A.          CONTROLS  AND  PROCEDURES

     As of December 31, 2005, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended ("the Act"). We concluded that our disclosure controls and procedures were effective as of December 31, 2005, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM  8B.     OTHER  INFORMATION

     Our Annual Stockholders Meeting has been held in May or June during recent years. Due to recent changes in management, our Board of Directors has scheduled Tuesday, November 14, 2006 as the date of our Annual Stockholders Meeting for 2006. The Board requests that any stockholder proposals intended for inclusion in our proxy materials for the 2006 Annual Meeting be submitted to James K.
McHugh, our Chief Financial Officer, Treasurer and Corporate Secretary, in writing no later than a reasonable time before the scheduled meeting.

     On September 21, 2005, we announced a transaction whereby we would form a subsidiary, Alternative Fuel Technology, Inc., to exploit the N-Viro Fuel Technology which is covered by several patents. Negotiations on this initiative have not materialized, and as of the date of this Form 10-KSB, it does not appear that such a transaction will be concluded.

                                    PART III


ITEM  9.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

                            DIRECTORS OF THE COMPANY

     R. FRANCIS DIPRETE, AGE 51. Mr. DiPrete is an attorney and is currently a self-employed business consultant. From March 1999 until December, 2003, Mr. DiPrete served as President and Board Chairman of Strategic Asset Management, Inc. (formerly WorldTech Waste Management, Inc.), a Nevada corporation and holding company that provides business and financial consulting advisory services to, and control and operation of, businesses. From August 2003 until December 2003, Mr. DiPrete served as President and director of Ophir Holdings, Inc., a Nevada corporation and consulting firm specializing in public and shareholder relations. Mr. DiPrete is a graduate of Rutgers University and Roger Williams University, School of Law. Mr. DiPrete has served as our Director since May 2000, and is a member of the Board's Audit and Compensation Committees.

     JAMES H. HARTUNG, AGE 62. Mr. Hartung is the President and Chief Executive Officer of the Toledo-Lucas County (Ohio) Port Authority, a position he has held Since 1994. Mr. Hartung has served as our Director since February 2006 and is a member of the Board's Compensation Committee. Mr. Hartung's son, Howard, is our Chief Operating Officer.

     DANIEL J. HASLINGER, AGE 50. In 2004, Mr. Haslinger was initially employed as our Chief Operating Officer, and then was appointed Chief Executive Officer beginning January 1, 2005 through February 13, 2006. Mr. Haslinger is also the Chief Executive Officer and Owner of Micro Macro Integrated Technologies, a Nevada company specializing in computer-aided process control technology. In addition, Mr. Haslinger is a member of N-Viro Filipino, LLC, one of our international licensees, and is also a member of DJH Holdings, LLC, an investment company. Mr. Haslinger has served as our Director since May 1999 and is a member of the Board's Finance Committee.

     TIMOTHY R. KASMOCH, AGE 44. Mr. Kasmoch is also President and CEO of Tri-State Garden Supply, d/b/a Gardenscape, a bagger and distributor of lawn and garden products, which provides trucking services to our Company. Mr. Kasmoch is a graduate of Penn State University. Mr. Kasmoch has served as our Director since February 2006.

     PHILLIP LEVIN, AGE 66. From July through December 2004, Mr. Levin was our Chief Executive Officer. Currently, Mr. Levin has been the President of both Levin Development Company and MGM Consulting Services, a real estate development and financial consulting company, respectively, located in Troy, Michigan, since 1992. Mr. Levin holds an MBA in both Accounting and Finance, and was a partner-in-charge of PriceWaterhouseCoopers' consulting division in Michigan for 16 years. Mr. Levin has served as our Director since November 2002 and is a member of the Board's Audit, Nominating and Compensation Committees.

     TERRY  J.  LOGAN,  PH.D.,  AGE  63.  Dr.  Logan  is  the President of Logan
Environmental, Inc., an environmental consulting firm in Beaufort, South Carolina, and our consultant. From July 1999 to June 2004, Dr. Logan served as our Chief Operating Officer and President, and was appointed Chief Executive Officer in May 2002. From 1971 until July 1999, Dr. Logan was a professor of Agronomy at The Ohio State University. Dr. Logan has served as our Director since May 1993 and is a member of the Board's Finance Committee.

     MICHAEL G. NICHOLSON, AGE 39. Mr. Nicholson was appointed Chief Development Officer in September 2004, and prior to that served as Chief
Operating Officer from May 2002 until September 2004, and Vice-President of Sales and Marketing since December 1996. Prior to December 1996, Mr. Nicholson served us and N-Viro Energy Systems Ltd. in various sales management positions since 1990. Mr. Nicholson is the son of J. Patrick Nicholson, a reporting owner of our stock, has served as our Director since February 1998 and is a member of the Board's Finance Committee.

     CARL RICHARD, AGE 79. Mr. Richard is currently an Executive Vice-President of P.R. Transportation, a trucking company located in Toledo, Ohio. Mr. Richard served as Vice-President of C.A. Transportation from 1988 through 2000 and as Vice-President of R.O.S.S. Investments, a real estate holding company, from 1980 through 2000. Mr. Richard has served as our Director since December 2004 and is a member of the Board's Audit, Nominating and Compensation Committees.

     JOSEPH H. SCHEIB, AGE 49. Mr. Scheib is the Chief Financial Officer of Broad Street Software Group, a comprehensive software technology company located in Edenton, North Carolina. From May 2000 until February 2003, Mr. Scheib was the Financial Operation Principal/Compliance Officer of Triangle Securities, LLC of Raleigh, North Carolina, an asset management, brokerage and investment banking firm. Mr. Scheib is a CPA and a graduate of East Carolina University with a degree in accounting. Mr. Scheib has served as our Director since December 2004.


                             OFFICERS OF THE COMPANY

     TIMOTHY R. KASMOCH, AGE 44. Mr. Kasmoch is also President and CEO of Tri-State Garden Supply, d/b/a Gardenscape, a bagger and distributor of lawn and garden products, which provides trucking services to our Company. Mr. Kasmoch is a graduate of Penn State University. Mr. Kasmoch has served as our Director since February 2006.

     JAMES K. MCHUGH, AGE 47. Mr. McHugh has served as our Chief Financial Officer, Secretary and Treasurer since January 1997. Prior to that date, Mr. McHugh served us and N-Viro Energy Systems Ltd. in various financial positions since April 1992.

     MICHAEL G. NICHOLSON, AGE 39. Mr. Nicholson was appointed Chief Development Officer in September 2004, and prior to that served as Chief
Operating Officer from May 2002 until September 2004, and Vice-President of Sales and Marketing since December 1996. Prior to December 1996, Mr. Nicholson served us and N-Viro Energy Systems Ltd. in various sales management positions since 1990. Mr. Nicholson is the son of J. Patrick Nicholson, a reporting owner of our stock, and has served as our Director since February 1998.

     HOWARD E. HARTUNG, AGE 35. Mr. Hartung was hired and appointed our Chief Operating Officer in September 2005. Since 2004, Mr. Hartung served as the International Trade Representative for the State of Michigan's Michigan Economic Development Corporation, an economic development arm for the State, located in Lansing, Michigan. Prior to that, Mr. Hartung served as a Product Development Manager with a technology development firm and as a lobbyist in Columbus, Ohio. Mr. Hartung is the son of James H. Hartung, a member of our Board of Directors.


                                 AUDIT COMMITTEE

     The Audit Committee, consisting of Messrs. Levin, DiPrete and Richard, recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities. The directors who serve on the Committee are all "independent" for purposes of the NYSE listing standards. That is, the Board of Directors has determined that none of them has a relationship with us that may interfere with their independence from us and our management. The
Board of Directors has determined that Mr. Levin qualifies as a "financial expert" as defined by the SEC. During 2005, the Audit Committee met three times. The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2006. The audit committee is governed by a written charter, a copy of which was attached as an exhibit to the proxy statement for the 2002 annual meeting.


                                 CODE OF ETHICS

     We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board. A copy of the Code of Ethics is attached as Exhibit
14.1 to this Form 10-KSB, and is posted on our web site, www.nviro.com. We will provide a free copy of the Code of Ethics upon written request addressed to Corporate Secretary, N-Viro International Corporation, 3450 West Central Avenue, Suite #328, Toledo, OH 43606, or by e-mail to info@nviro.com.


                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2005, with the following exceptions:

Joseph Scheib filed a report of beneficial ownership on April 21, 2005, reporting late three sales of common stock on April 8, 2005.

R. Francis DiPrete filed a report of beneficial ownership on September 19, 2005, reporting late two sales of common stock on September 14, 2005.



ITEM  10.          EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

     The following table presents the total compensation paid to our Chief Executive Officer during 2004 and 2005. There were no other executive officers who were serving at the end of 2005 and whose total annual salary and bonus, if any, exceeded $100,000.

     SUMMARY  COMPENSATION  TABLE


                                                                                          Long-Term Compensation
                                                                                    --------------------------------
                                                                                      Securities
                                                       Annual Compensation            Underlying       All Other
Name and Principal Position             Year       Salary ($)         Bonus ($)      Options(#) (1)  Compensation($)
-------------------------------------   ----  -----------------  ------------------  --------------  ---------------
Daniel Haslinger (2). . .. . . . . . .  2005  $          18,000  $       16,000 (3)           -0-    $71,000 (4)
President and Chief Executive Officer.  2004  $           6,750  $              -0-        37,650    $39,500 (4)
--------------------------------------  ----  -----------------  ------------------  ------------    -----------

Phillip Levin (5). . . . . . . . . . .  2005  $             -0-  $              -0-         7,500    $30,000 (6)
President and Chief Executive Officer.  2004  $          18,000  $              -0-        33,750    $15,000 (6)
--------------------------------------  ----  -----------------  ------------------  ------------    -----------

Terry J. Logan (7) . . . . . . . . . .  2005  $             -0-  $              -0-        14,500    $73,106 (8)
President and Chief Executive Officer.  2004  $          74,087  $              -0-        16,250    $40,962 (8)
--------------------------------------  ----  -----------------  ------------------  ------------    -----------

Michael G. Nicholson . . . . . . . . .  2005  $         110,000  $              -0-           -0-    $24,283 (9)
Chief Development Officer. . . . . . .  2004  $         107,466  $              -0-        58,000    $20,598 (9)


1. The numbers shown represent the number of shares of Common Stock for which options were granted to the Named Executive Officers in 2004 and 2005.

2.     Mr.  Haslinger  was  appointed Chief Operating Officer effective November
2004, and subsequently Chief Executive Officer effective January 1, 2005. He served as CEO through February 13, 2006 at which time Mr. Timothy Kasmoch was appointed CEO.

3. Mr. Haslinger is owed approximately $16,000 for a commission fee due under and pursuant to the terms of his Memorandum of Employment, entered into by and between Mr. Haslinger and us in September 2004.

4. Mr. Haslinger received, through a company owned by him, $22,500 in 2004 and $60,000 in 2005, under and pursuant to the terms of his Memorandum of Employment, entered into by and between Mr. Haslinger and us in September 2004. Mr. Haslinger also received, through another company owned by him, $6,000 in 2004 for a lease termination service fee. Mr. Haslinger also received, through another company owned by him, $7,000 in consulting fees. From January 1 to September 1, 2004, Mr. Haslinger was compensated in his role as our Director and consultant, and received $8,000 in cash and $3,000 worth of restricted common stock in 2004, and $3,000 of restricted common stock in 2005 for these services.

5. Mr. Levin was appointed Chief Executive Officer effective July 1, 2004. He served as CEO through December 31, 2004 at which time Mr. Daniel Haslinger was appointed CEO.

6. From January 1 to July 1, 2004, Mr. Levin was compensated in his role as our Director and consultant. This was resumed on January 1, 2005 as a result of Mr. Levin no longer being our CEO. Mr. Levin received $12,000 in cash and $3,000 worth of restricted common stock in 2004, and $27,000 in cash and $3,000 of restricted common stock in 2005 for these services.

7. Dr. Logan retired as Chief Executive Officer effective July 1, 2004, per his employment agreement. After this time, Dr. Logan received compensation from us in his capacity as our consultant under and pursuant to the terms of a consulting agreement entered into by and between Dr. Logan and us in July 2004.

8. Dr. Logan received term life insurance premium payment benefits in 2004 of $792 for a $250,000 term policy with his spouse named as beneficiary, through the ending date of his employment in June 2004. Dr. Logan also received $32,670 in 2004 and $73,106 in 2005 for compensation under and pursuant to the terms of a consulting agreement, entered into by and between Dr. Logan and us in 1999 and July 2004, respectively. Dr. Logan also received $1,500 in director fees and $6,000 for fees paid to his spouse for subcontract services rendered in 2004.

9. Mr. Nicholson received term life insurance premium payment benefits in 2004 and 2005 of $1,026, for a $1,000,000 term policy with his spouse named as beneficiary. Mr. Nicholson also received $15,947 in 2004 and $21,221 in 2005 for the deemed bargain-purchase element of stock options granted in May 2004 under and pursuant to his employment agreement entered into by and between Mr. Nicholson and the Company in June 2003 and amended in September 2004, respectively. Mr. Nicholson also received $3,625 in 2004 and $2,036 in 2005 for interest and fees in connection with a credit facility agreement between us and Monroe Bank + Trust, signed in February 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

                         Number of      Percent of Total
                         Securities      Options Granted
                         Underlying       to Employees          Exercise or
Name                  Options Granted(1) in Fiscal Year(2)  Base Price ($/share)  Market Price ($/share)   Expiration Date
--------------------  ----------------  -----------------  ---------------------  -----------------------  ---------------
Daniel J. Haslinger             -0-                    -   $                   -  $                     -               -
--------------------  ----------------  -----------------  ---------------------  -----------------------  ---------------
Phillip Levin. . . .         2,500                   3.4%  $                2.45  $                  2.45        1/14/2015
                             1,250                   1.7%  $                1.65  $                  1.65        5/13/2015
                             2,500                   3.4%  $                1.82  $                  1.82        6/29/2015
                               625                   0.9%  $                1.70  $                  1.70        7/13/2015
                               625                   0.9%  $                1.65  $                  1.65       11/15/2015
--------------------  ----------------  -----------------  ---------------------  -----------------------  ---------------
Terry J. Logan . . .         1,000                   1.4%  $                1.95  $                  1.95        1/10/2010
                             2,500                   3.4%  $                2.45  $                  2.45        1/14/2010
                             1,000                   1.4%  $                2.50  $                  2.50         2/7/2010
                             1,000                   1.4%  $                2.05  $                  2.05         3/3/2010
                             1,000                   1.4%  $                2.00  $                  2.00         4/5/2010
                             1,000                   1.4%  $                2.00  $                  2.00         5/9/2010
                             1,250                   1.7%  $                1.65  $                  1.65        5/13/2010
                             1,000                   1.4%  $                1.73  $                  1.73         6/8/2010
                             2,500                   3.4%  $                1.82  $                  1.82        6/29/2010
                             1,000                   1.4%  $                1.75  $                  1.75        7/12/2010
                               625                   0.9%  $                1.70  $                  1.70        7/13/2010
                               625                   0.9%  $                1.65  $                  1.65       11/15/2010
--------------------  ----------------  -----------------  ---------------------  -----------------------  ---------------
Michael G. Nicholson            -0-                    -   $                   -  $                     -               -

     (1)     Options  vest  100%  six  months  after  the  date  of  Grant.

     (2) No employees or officers were granted options in the last fiscal year. Grants to Messrs. Levin and Logan were given in their capacity as members of the board or as consultants. Messrs Levin and Logan were each CEO during 2004 and are shown here to accompany the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                               Number of Securities                    Value of Unexercised
                                                              Underlying Unexercised                       In-The-Money
                                                                 Options at Fiscal                      Options at Fiscal
                         Shares                                    Year End (#) (1)                       Year End ($) (2)
                      Acquired On      Value       ----------------------------------------------  ----------------------------
Name                  Exercise (#)  Realized ($)         Exercisable            Unexercisable       Exercisable   Unexercisable
--------------------  ------------  -------------  -----------------------  ---------------------  ------------  --------------
Daniel J. Haslinger.           -0-  $         -0-                    2,100                    -0-  $      1,911  $          -0-

Phillip Levin. . . .           -0-  $         -0-                      -0-                    -0-  $        -0-  $          -0-

Terry J. Logan . . .           -0-  $         -0-                    1,000                    -0-  $        950  $          -0-

Michael G. Nicholson           -0-  $         -0-                   30,000                    -0-  $     27,000  $          -0-

1. All options granted prior to November 1995 have been adjusted to reflect a one-for-four reverse stock split effective October 31, 1995.
2. Options are "in-the-money" only if the closing market price of the Common Stock on December 31, 2005 exceeded the exercise price of the options. There were 33,100 options "in-the-money" that were held by our Named Executive Officers on December 31, 2005 based upon the $1.20 per share closing price for the stock on that date.


                            COMPENSATION OF DIRECTORS

     Our Board of Directors has approved the payment of cash compensation to non-employee directors in exchange for their service on the Board. The amount of cash compensation to be received by each non-employee director is $1,000 per regular meeting attended during each calendar year, and $500 per special meeting attended. Our Board of Directors generally has four regular meetings per calendar year. The Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees thereof.

     In May 2004, the stockholders approved a new stock option plan which provides for the automatic grant of options to purchase 2,500 shares of Common Stock for each regular meeting attended, and an option to purchase 1,250 shares of Common Stock for each special meeting attended, subject to a maximum of options to purchase 15,000 in any year. This Plan also provided for the automatic grant to the non-employee Directors to replace the automatic awards of stock options which were not granted to the non-employee directors after May 10, 2003 as a result of the termination of the 1998 Plan and the failure of the stockholders to approve the 2003 Stock Option Plan at the 2003 annual meeting.

     Directors who are our employees do not receive additional compensation for serving as directors.

     See "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" for additional compensation to directors.


                              EMPLOYMENT AGREEMENTS

     On  September  27, 2004, we executed a Memorandum of Employment with Daniel
J. Haslinger, then employed by us as a Manager, and a member of our Board. Mr. Haslinger was subsequently appointed Chief Operating Officer in November 2004, and then appointed Chief Executive Officer in December 2004, effective at January 1, 2005. Mr. Haslinger agreed to enter into an employment arrangement with us which was terminable "at will" for $1,500 per month, retroactive to August 16, 2004. Also on September 27, 2004, we executed a Storage Site Agreement with Micro Macro Integrated Technologies, Inc., or MMIT, Daniel J. Haslinger and his spouse, Rebecca S. Haslinger, together referred to as the Haslingers. Mr. Haslinger is Chief Executive Officer and owner of MMIT. We agreed with MMIT and the Haslingers to utilize property to transfer material produced at our Toledo Bayview wastewater treatment facility for $5,000 per month, retroactive to August 16, 2004. At a meeting of our Board of Directors on February 14, 2006, Mr. Haslinger was replaced as President and Chief Executive Officer of the Company when Timothy R. Kasmoch was appointed its President and CEO and terminated both Mr. Haslinger's employment agreement and the agreement with MMIT and the Haslingers, and approved a consulting agreement with DJH Holdings, LLC, a company owned by Mr. Haslinger. The consulting agreement was disclosed as Exhibit 10.1 to a Form 8-K filed on March 20, 2006.

     On June 6, 2003, we entered into an Amended and Restated Employment Agreement, or the 2003 Agreement, with Michael G. Nicholson at a minimum annual salary of $110,000. The agreement is for a four-year term, subject to periodic review and termination for breach. The 2003 Agreement also provides that Mr. Nicholson shall be entitled to (i) bonuses to be payable at the discretion of the Board, (ii) other benefits, including life and health insurance, (iii) in the case Mr. Nicholson's employment is terminated before the end of the term and Mr. Nicholson incurs legal fees in connection with the termination, we will reimburse him up to $10,000 for legal fees and related expenses, and (iv) stock options to purchase 50,000 shares of our Common Stock priced as of the date of the execution. At the date of the 2003 Agreement, Mr. Nicholson voluntarily agreed to reduce his minimum annual salary to $90,180 until November 1, 2003, on which date his $110,000 salary level per the employment agreement was resumed. In May 2004, Mr. Nicholson reduced his salary by 9% to a rate of $100,100, and in November 2004 Mr. Nicholson resumed his salary level of $110,000 per the 2003 Agreement. In September 2004, we amended the 2003 Agreement with Mr. Nicholson, primarily to revise the grant of options to provide for an option to purchase 30,000 shares of our Common Stock at $0.90 per share, and an option to purchase 20,000 shares of our common stock at $1.95 per share. All grants were priced below the fair market value of our stock price at the date of grant, and we are recognizing an expense over the four-year period to reflect this.

     On June 14, 1999, Dr. Terry J. Logan entered into an employment agreement with us at a minimum annual salary of $144,000. Such agreement was for a five-year term, subject to review annually and termination for breach. The agreement also provided that Dr. Logan will be entitled to (i) bonuses to be payable at the discretion of the Board, (ii) other benefits, including insurance and pension plan, as are provided to other executive officers, and (iii) stock options to purchase 50,000 shares of our Common Stock. Effective July 1, 1999, Dr. Logan voluntarily agreed to reduce his minimum annual salary to $120,000 for the years ended December 31, 2001, 2002 and in the first month of 2003. In February 2003, Dr. Logan further reduced his salary by 10% to a rate of $108,000, and in July 2003, Dr. Logan resumed his salary level per the employment agreement of $144,000. In May 2004, Dr. Logan reduced his salary by 17% to $120,000 through the ending date of his employment. In July 2005, Dr. Logan rescinded the stock options portion of his consulting agreement, effective with services rendered after June 2005. In March 2006, we approved a First Amendment to the consulting agreement and extended it for an additional two (2) years to June 2008. All other terms of the existing agreement were retained, with the exception of the section referring to Dr. Logan's stock option compensation, which has been deleted by the First Amendment. Dr. Logan will continue to be compensated at the same rate. The First Amendment to the Consulting Agreement is effective as of February 13, 2006.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Through May of 2005, the members of the Compensation Committee consisted of Mr. Christopher Anderson, Mr. Brian Burns and Mr. Richard. Messrs. Anderson and Burns were no longer directors after May 2005. For the balance of the 2005 fiscal year, the members consisted of Mr. Richard, Mr. DiPrete and Mr. Levin. For 2005, Mr. Levin was paid fees of $27,000 for management consulting work performed outside his duty as a director. Of these fees, $3,000 was paid in unregistered shares of our common stock. The other $24,000 was paid for services rendered outside his duty as Chairman of the Board.

     In 2005, Mr. DiPrete was paid fees of $5,000 for a consulting fee in connection with the settlement of past legal bills with our former law firm. Mr. DiPrete was also paid 2,500 stock options valued at $2.00 per share for consulting work performed in 2004.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We had outstanding 3,703,059 shares of common stock, $.01 par value per share, or the Common Stock, on March 15, 2006, which constitutes the only class of our outstanding voting securities.

FIVE  PERCENT  STOCKHOLDERS

     At March 15, 2006, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:


                        Name and Address of          Amount and Nature of  Percentage of Outstanding Shares
Title of Class           Beneficial Owner            Beneficial Ownership           of Common Stock
--------------  -----------------------------------  --------------------  ---------------------------------

                Cooke Family Trust
                75 Secluded Drive
Common Stock .  Narragansett, RI  02882                           721,201                             18.38%

                J. Patrick Nicholson (1)
                2306 Birch Run Court
Common Stock .  Sylvania, OH   43560                              393,835                             10.64%

                N-Viro Energy Systems, Inc. (2)
                2306 Birch Run Court
Common Stock .  Sylvania, OH   43560                              289,788                              7.83%


1. The shares attributed to Mr. Nicholson include 54,047 shares held directly and 289,788 shares owned beneficially by N-Viro Energy Systems, Inc. Also attributed to Mr. Nicholson are 50,000 shares owned jointly by Mr. Nicholson and three of his sons: Michael G. Nicholson, Robert F. Nicholson and Timothy J. Nicholson. Michael is our Chief Development Officer and Director, Timothy and Robert are former employees. Mr. Nicholson resigned as our director on August 28, 2003, and was terminated as our consultant on July 13, 2005.

2. N-Viro Energy Systems, Inc. was formerly the corporate general partner of N-Viro Energy Systems, Limited, a limited partnership that was terminated as of December 31, 2001 and was one of the predecessor entities that combined to form the Company in October 1993. The general partners of N-Viro Energy Systems, Limited were J. Patrick Nicholson, N-Viro Energy Systems, Inc., a corporation of which Mr. Nicholson is the controlling stockholder, and four trusts established for the benefit of Mr. Nicholson's children. N-Viro Energy Systems, Inc. has dispositive power over all 289,788 shares.

3. The shares attributed to the Cooke Family Trust include 501,201 shares held directly and 220,000 in common stock purchase warrants exercisable to purchase an equal number of shares of common stock. This information derived from the Schedule 13D Amendment #1 filed on October 6, 2005.

SECURITY  OWNERSHIP  OF  MANAGEMENT

     The following table sets forth, as of March 15, 2006, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group. Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 3,703,059 shares of Common Stock outstanding on the Record Date. Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.



                                      Name of Beneficial                        Amount and Nature of
Title of Class                             Owner                              Beneficial Ownership (1) Percent of Class
-------------   ------------------------------------------------------------  -----------------------  -----------------
Common Stock .  R. Francis DiPrete                                                         63,840 (2)              1.70%
Common Stock .  James H. Hartung                                                                -0-                 -0-%
Common Stock .  Daniel J. Haslinger                                                       112,377 (3)              2.98%
Common Stock .  Timothy Kasmoch                                                           112,500 (4)              3.00%
Common Stock .  Phillip Levin                                                              51,737 (5)              1.38%
Common Stock .  Terry J. Logan                                                            130,962 (6)              3.42%
Common Stock .  James K. McHugh                                                            57,596 (7)              1.53%
Common Stock .  Michael G. Nicholson                                                      185,209 (8)              4.84%
Common Stock .  Carl Richard                                                               88,350 (9)              2.36%
Common Stock .  Joseph H. Scheib                                                         122,600 (10)              3.30%
Common Stock .  All directors and executive officers as a group (10 persons)             925,171 (11)             21.69%

1. Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

2. Represents 16,340 shares of Common Stock owned by Mr. DiPrete, and a total of 47,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.20 to $3.05 per share.

3. Represents 14,027 shares of Common Stock owned by Mr. Haslinger, 36,150 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.91 to $5.19 per share, 32,200 shares owned by Micro Macro Integrated Technologies, a company in which Mr. Haslinger is the owner and Chief Executive Officer, and 30,000 shares issuable upon exercise of warrants which are currently exercisable at $1.85 per share.

4.     Represents  62,500  unregistered  shares  of  Common  Stock  owned by Mr.
Kasmoch, and 50,000 shares issuable upon exercise of warrants which are currently exercisable at $1.85 per share.

5. Represents 12,487 shares of Common Stock owned by Mr. Levin, and a total of 39,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.65 to $3.05 per share.

6. Represents 812 shares of Common Stock owned by Dr. Logan, and a total of 130,150 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.95 to $5.00 per share.

7. Represents 796 shares of Common Stock owned by Mr. McHugh, and a total of 56,800 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.50 to $5.00 per share.

8. Represents 15,009 shares of Common Stock owned by Mr. Nicholson, 120,200 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.90 to $5.00 per share, and 50,000 shares owned jointly by Mr. Nicholson, his father, J. Patrick Nicholson, and his brothers, Robert F. Nicholson and Timothy J. Nicholson. J. Patrick is a more than 5% beneficial owner and former consultant to us, Timothy and Robert are former employees.

9. Represents 51,000 shares of Common Stock owned by Mr. Richard, 8,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.65 to $2.45 per share, 2,500 shares owned by members of Mr. Richard's family and 26,100 shares issuable upon exercise of warrants which are currently exercisable at $1.85 per share.

10. Represents 105,500 shares of Common Stock owned by Mr. Scheib, 12,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.65 to $2.45 per share, 600 shares owned by a family member and 4,000 shares issuable upon exercise of warrants which are currently exercisable at $1.85 per share.

11. Represents 278,471 shares of Common Stock owned by the Directors and Officers, 85,300 shares owned indirectly, 451,300 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.90 to $5.19 per share and a total of 110,100 unregistered shares issuable upon exercise of warrants which are currently exercisable at $1.85 per share.



                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                           Number of securities
                                          Number of securities                           remaining available for
                                              to be issued        Weighted-average        future issuance under
                                            upon exercise of      exercise price of        equity compensation
                                          outstanding options,  outstanding options,   plans (excluding securities
Plan category                             warrants and rights    warrants and rights     reflected in column (a))
---------------------------------------   --------------------  ---------------------  ----------------------------
Equity compensation plans
    approved by security holders . . . .               692,575  $                2.33                       627,225

Equity compensation plans
    not approved by security holders (1)               713,351  $                1.85                           -0-
---------------------------------------   --------------------  ---------------------  ----------------------------
Total. . . . . . . . . . . . . . . . . .             1,405,926  $                2.09                       627,225

1. Represents warrants to purchase our Common Stock, issued to subscribers as part of a private placement of shares of Common Stock during 2004 and 2005, all issued at $1.85 per share. Also represents warrants to purchase our Common Stock, issued to SAMI in 2005 as part of an agreement to provide consulting services, issued at $1.84 per share.



ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     J. Patrick Nicholson, a former consultant and father of Michael G. Nicholson, one of our directors, received fees of $41,726 in 2005 and $86,565 in 2004 for consulting services pursuant to the terms of a Consulting Agreement dated August 28, 2003. Mr. Nicholson also received benefits of approximately $10,414 in 2005 and $19,423 in 2004, including life insurance and medical benefit payments, pursuant to the terms of the aforementioned Consulting Agreement. In addition, expenses totaling $17,000 in 2004 were offset against the receivable due from N-Viro Energy Systems, Inc., a corporation of which Mr. Nicholson is the controlling stockholder, decreasing the balance owed to us to $-0-. Mr. Nicholson also received fees for attending board meetings as a member of the Company's Board of $11,340 in 2004. The fees paid were in 5,040 unregistered shares of our common stock, and were for meetings attended in 2002 and 2003. Also, loan fees and the cost of warrants paid pursuant to the agreement to provide additional collateral to secure the Company's bank financing amounted to $2,462 in 2005 and $3,625 in 2004. And, Mr. Nicholson exercised non-qualified stock options and recognized income of $8,188 in 2004. In July 2005, we terminated the 2003 Agreement with Mr. Nicholson, as disclosed in a Form 8-K filed July 14, 2005.

     In February 2003 we closed on an $845,000 credit facility with Monroe Bank + Trust, or the Bank. To secure the credit facility, we were required by the Bank to obtain additional collateral of $100,000, or the Additional Collateral, which was obtained via a real estate mortgage from a third party. Messrs. J. Patrick Nicholson, our former Chairman of the Board and former Consultant; Michael G. Nicholson, our Chief Development Officer, Director and son of J. Patrick Nicholson; Robert F. Nicholson and Timothy J. Nicholson, our former employees, collectively referred to as the Nicholsons, provided the Additional Collateral. In exchange for their commitment, we agreed to provide the Nicholsons the following: (1) an annual fee in an amount equal to $2,000 per annum; (2) interest at an annual rate of 5% of the $100,000 value of the Additional Collateral beginning on the first anniversary date of the closing of the credit facility, and (3) a warrant to acquire an aggregate of 50,000 shares of our voting common stock at a purchase price of $0.90 per share, which was the closing market price of our common stock on the prior business day to the closing of the credit facility. The warrant was exercisable, in whole or in part, at any time and from time to time until February, 2006. In addition, we granted to the Nicholsons a lien on our inventory and accounts receivable, subordinated to both existing liens on our assets and all liens granted by us in favor of the financial institution providing the credit facility. In February, 2004, the Nicholsons exercised the warrant and acquired 50,000 shares of our common stock at a purchase price of $0.90 per share. In February 2005, the Bank amended the facility and released the Additional Collateral, which terminated the security interest in the lien of the Nicholsons.

     In 2005, Mr. R. Francis DiPrete, a director, received $5,000 for a consulting fee in connection with the settlement of past legal bills with our former law firm. Mr. DiPrete was also paid for consulting work performed in 2004 with 2,500 stock options valued at $2.00 per share. In 2004, Mr. DiPrete received 5,040 unregistered shares of our common stock for board meetings attended in 2002 and 2003.

     In 2005 and 2004, we issued a total of 10,000 and 16,100 shares, respectively, of unregistered common stock to Carl Richard, a director, in a private placement. These shares were issued at $1.25 per share, with associated warrants to purchase additional shares at $1.85 per share.

     In 2004, we issued a total of 30,000 shares of unregistered common stock to Micro Macro Integrated Technologies, a company owned by Daniel Haslinger, a director, in a private placement. These shares were issued at $1.25 per share, with associated warrants to purchase additional shares at $1.85 per share.

     In 2005, Mr. Joseph Scheib, a director, received $2,500 for a consulting fee in connection with settlement and reporting issues with Mr. J. Patrick Nicholson, and our stock option plan. In 2004, we issued Mr. Scheib a total of 4,000 shares of unregistered common stock in a private placement. These shares were issued at $1.25 per share, with associated warrants to purchase additional shares at $1.85 per share.

     In 2004, we issued a total of 100,001 shares of unregistered common stock to the Cooke Family Trust in a private placement. These shares were issued at $1.25 per share, with associated warrants to purchase additional shares at $1.85 per share.

     In 2005, we issued 958 and 1,358 shares of unregistered common stock to Phillip Levin and Daniel Haslinger, respectively, both directors, in exchange for management consulting work performed outside their duties as directors from January to April 2004, for $3,000 and $4,000, respectively, or a total of $7,000.

     In 2004, we issued 31,200 shares of unregistered common stock to Strategic Asset Management Inc., or SAMI, in a private placement. Robert Cooke is the President of SAMI as stated by its most recent filing of Schedule 13D, Amendment No. 5. These shares were issued at $1.25 per share, with associated warrants to purchase additional shares at $1.85 per share. The shares were used to pay debt of ours for fees due SAMI for their expenses relating to stockholder derivative litigation initiated in 2003.

     In 2005 we also issued to SAMI, pursuant to a Financial Public Relations Agreement, 120,000 shares of unregistered common stock and 120,000 common stock purchase warrants to purchase an equal number of shares of our common stock at an exercise price of $1.84 per share. The shares and the warrants were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. The transaction was disclosed as Exhibits 10.1 and 10.2 to a Form 8-K filed October 12, 2005.

     In 2005, pursuant to a Stock Subscription Agreement, we issued to Timothy Kasmoch 50,000 shares of unregistered common stock and 50,000 common stock purchase warrants at an exercise price of $1.85 per share and with an exercise period not to exceed five years from the date of the Agreement. Payment for the securities was made in kind, by the provision of trucking services valued at $62,500. The trucking services were provided from February 2005 to September 2005. The shares and warrants were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. At the time, Mr. Kasmoch was not our officer or director and was not related to any of our officers or directors, and was not a more than 5% beneficial owner of our stock. In February 2006, Mr. Kasmoch was appointed our President and Chief Executive Officer. The Stock Subscription Agreement was disclosed on a Form 8-K filed October 12, 2005, and the appointment of Mr. Kasmoch as our CEO was disclosed on a Form 8-K filed February 21, 2006.

Item  13.     Exhibits

Exhibit
No.     Description
---     -----------

3.1 Amended and Restated Certificate of Incorporation, dated June 17, 1998 (incorporated by reference to Exhibit 3.2 to Form 10-K filed April 14, 2004).

3.2 Amendment to the Certificate of Incorporation of the Company, dated November 13, 2003 (incorporated by reference to Exhibit 3.4 to Form 10-K filed April 14, 2004).

3.3 Amendment to the Certificate of Incorporation of the Company, dated June 30, 2005 (incorporated by reference to Exhibit 3.4 to Form 8-K filed July 6,
2005).

3.4 Amended and Restated By-Laws of the Company, dated November 13, 2003 (incorporated by reference to Exhibit 3.7 to Form 10-K filed April 14, 2004).

3.5 Text of amendment to the Amended and Restated By-Laws of the Company, dated May 13, 2005 (incorporated by reference to Exhibit 99.1 to Form 10-K filed April 14, 2004).

3.6 Amended and Restated By-Laws of the Company, dated January 27, 2006 (incorporated by reference to Exhibit 3.2 to Form 8-K filed February 2, 2006).

4.1 Certificate of Designation of Series A Redeemable Preferred Stock, dated August 27, 2003 (incorporated by reference to Exhibit 3.3 to Form 10-K filed April 14, 2004).

4.2 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Form S-8 filed May 9, 2000).*

4.3 The N-Viro International Corporation 2004 Stock Option Plan (incorporated by reference to Form S-8 filed December 20, 2004).*

10.1 Employment Agreement, dated June 14, 1999, between N-Viro International Corporation and Terry J. Logan (incorporated by reference to Exhibit 1 to Form 8-K filed June 30, 1999).*

10.2 Amended and Restated Employment Agreement, dated June 6, 2003, between N-Viro International Corporation and Michael G. Nicholson (incorporated by reference to Exhibit 99.1 to Form 8-K filed June 9, 2003).*

10.3 Business Loan Agreement dated February 26, 2003, between N-Viro International Corporation and Monroe Bank + Trust; letter of credit enhancement dated February 25, 2003 between N-Viro International Corporation and Messrs. J. Patrick Nicholson, Michael G. Nicholson, Robert P. Nicholson and Timothy J. Nicholson (all incorporated by reference to Exhibits 99.1 through 99.3 to Form 8-K filed March 3, 2003).

10.4 Settlement Agreement and Release dated August 29, 2003 between N-Viro International Corporation and Strategic Asset Management, Inc.; Consulting Agreement dated August 28, 2003 between N-Viro International Corporation and J. Patrick Nicholson (all incorporated by reference to Item 5 to Form 8-K filed August 29, 2003).

10.5 Financial Public Relations Agreement, dated September 15, 2005, between Strategic Asset Management, Inc. and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 12, 2005).*

10.6 Warrant to Purchase 120,000 Shares of Common Stock dated September 15, 2005 between Strategic Asset Management, Inc. and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 12, 2005).*

10.7 Employment Agreement, executed February 17, 2006 between Timothy R. Kasmoch and N-Viro International Corporation (incorporated by reference to
Exhibit  10.1  to  Form  8-K  filed  February  21,  2006).*

10.8 Consulting Agreement between DJH Holdings, LLC and N-Viro International Corporation, effective February 13, 2006 (incorporated by reference to Exhibit
10.1  to  Form  8-K  filed  March  20,  2006).*

10.9 Consulting Agreement between Carl Richard and N-Viro International Corporation, effective February 13, 2006 (incorporated by reference to Exhibit
10.2  to  Form  8-K  filed  March  20,  2006).*

10.10 First Amendment to Consulting Agreement dated July 1, 2004 between Terry J. Logan and N-Viro International Corporation, effective February 13, 2006 (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 20, 2006).*

14.1     Code  of  Ethics.

21.1     List  of  subsidiaries  of  the  Company.#

23.1     Consent  of  UHY  LLP.

24.1     Power(s)  of  Attorney.#

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

               ##     To  be  filed  as  an  exhibit  to  the  definitive  proxy statement  of  the  Company  for  the  2006  Annual  Meeting  of  Stockholders.

               * Indicates a management contract or compensatory plan or arrangement.


Item  14.          Principal  Accountant  Fees  and  Services

     The firm of UHY LLP, or UHY, served as our independent auditors for the year ended December 31, 2005 and 2004, and has been selected by us to serve as our independent auditors for the year ending December 31, 2006. UHY was approved as our independent auditors by the Board on October 19, 2004.

Audit  Fees

     Audit services of UHY included the audit of our annual financial statements for 2005 and 2004, and services related to quarterly filings with the SEC through the reporting period ended September 30, 2005. Fees for these services totaled approximately $53,500 for 2005 and $52,000 for 2004.

Audit  Related  Fees

     There were no fees billed for the years ended December 31, 2005 and December 31, 2004 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

Tax  Fees

     There were no fees billed for the years ended December 31, 2005 and December 31, 2004 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

All  Other  Fees

     UHY did not provide any consultation or assistance on accounting related matters for the years ended December 31, 2005 and December 31, 2004.

     Although the Audit Committee Charter does not explicitly require it, the Audit Committee approves all engagements of outside auditors before any work is begun on the engagement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     N-VIRO  INTERNATIONAL  CORPORATION
Dated:  March  31,  2006

     By:  /s/  Timothy  R.  Kasmoch  *
        ------------------------------
          Timothy R. Kasmoch, Chief Executive Officer and President (Principal Executive Officer)


                                POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints James K. McHugh his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  March  31,  2006


/s/  Timothy  R.  Kasmoch*                                /s/  James  K.  McHugh
--------------------------                                ----------------------
Timothy  R.  Kasmoch,  Chief  Executive  Officer,              James  K.  McHugh
President and Director          Chief Financial Officer, Secretary and Treasurer
(Principal  Executive  Officer)                  (Principal  Financial  Officer)


                                                            /s/  Phillip  Levin*
----------------------------------                          --------------------
Michael  G. Nicholson, Chief Development Officer     Phillip Levin, Director and
                                                        Chairman  of  the  Board
                                                                   and  Director


/s/  Terry  J.  Logan*
----------------------                                --------------------------
Terry  J.  Logan,  Director                      R.  Francis  DiPrete,  Director


/s/  Daniel  J.  Haslinger*
---------------------------                            -------------------------
Daniel  J.  Haslinger,  Director                       Joseph  Scheib,  Director


/s/  Carl  Richard*                                     /s/  James H. Hartung*
-------------------                                     ------------------------
Carl  Richard,  Director                           James  H.  Hartung,  Director