Form 10QSB
period 2006-03-31
N-VIRO INTERNATIONAL CORP
filed 2006-05-15
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended March 31, 2006

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


          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes X     No
   ----

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange Act).              Yes      No X
                                                                          ----
          As of May 5, 2006, 3,703,059 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

   Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                          ----

PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements



                            N-Viro International Corporation
                          Consolidated Statements of Operations
                                       (Unaudited)

                                                             Three Months Ended March 31
                                                                   2006         2005
                                                                -----------  -----------
Revenues                                                        $1,028,819   $1,136,446

Cost of revenues                                                   676,726      789,296
                                                                -----------  -----------

Gross Profit                                                       352,093      347,150

Operating expenses:
Selling, general and administrative                                481,492      349,162
                                                                -----------  -----------

Operating loss                                                    (129,399)      (2,012)

Nonoperating income (expense):
Interest income                                                      2,526        1,119
Interest expense                                                    (4,636)      (7,186)
Loss from equity investment in joint venture                             -      (55,703)
                                                                -----------  -----------
                                                                    (2,110)     (61,770)
                                                                -----------  -----------

Loss before income taxes                                          (131,509)     (63,782)

Federal and state income taxes                                           -            -
                                                                -----------  -----------

Net loss                                                        $ (131,509)  $  (63,782)
                                                                ===========  ===========


Basic and diluted loss per share                                $    (0.04)  $    (0.02)
                                                                ===========  ===========

Weighted average common shares outstanding - basic and diluted   3,694,726    3,447,804
                                                                ===========  ===========











                 See Notes to Consolidated Financial Statements


                                          N-Viro International Corporation
                                            Consolidated Balance Sheets


                                                                   March 31, 2006 (Unaudited)    December 31, 2005
                                                                   ---------------------------  -------------------
ASSETS
-----------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted                                                       $                  216,067   $          224,447
Restricted                                                                            128,645              128,133
Trade Receivables, net                                                                588,403              600,180
Prepaid expenses and other assets                                                     232,463              204,360
                                                                   ---------------------------  -------------------
Total current assets                                                                1,165,578            1,157,120

Property and Equipment, Net                                                           374,306              382,085

Intangible and Other Assets, Net                                                      960,453            1,037,693
                                                                   ---------------------------  -------------------

                                                                   $                2,500,337   $        2,576,898
                                                                   ===========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                               $                   82,430   $           80,860
Line-of-credit                                                                         21,000               80,000
Accounts payable                                                                      865,128              833,447
Deferred revenue                                                                       51,535                    -
Accrued liabilities                                                                   206,154              204,109
                                                                   ---------------------------  -------------------
Total current liabilities                                                           1,226,247            1,198,416

Long-term debt, less current maturities                                                     -               21,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
3,826,559 in 2006 and 3,814,159 in 2005                                                38,266               38,141
Additional paid-in capital                                                         15,339,031           15,290,831
Accumulated deficit                                                               (13,418,317)         (13,286,809)
                                                                   ---------------------------  -------------------
                                                                                    1,958,980            2,042,163
Less treasury stock, at cost, 123,500 shares                                          684,890              684,890
                                                                   ---------------------------  -------------------
Total stockholders' equity                                                          1,274,090            1,357,273
                                                                   ---------------------------  -------------------

                                                                   $                2,500,337   $        2,576,898
                                                                   ===========================  ===================



                 See Notes to Consolidated Financial Statements





                         N-Viro International Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended March 31
                                                               2006       2005
                                                             ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 83,516   $140,292

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (12,746)         -
Reductions to restricted cash and cash equivalents               (512)   (50,314)
Collections on notes receivable                                     -     43,768
Expenditures for intangible assets                                  -     (1,829)
                                                             ---------  ---------
Net cash used in investing activities                         (13,258)    (8,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on line-of credit                                (59,000)   (50,000)
Principal payments on long-term obligations                   (19,638)   (22,203)
Issuance of stock - options, warrants and private placement         -     42,500
Private placement expenditures                                      -     (2,616)
                                                             ---------  ---------
Net cash used in financing activities                         (78,638)   (32,319)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (8,380)    99,598

CASH AND CASH EQUIVALENTS - BEGINNING                         224,447    147,549
                                                             ---------  ---------

CASH AND CASH EQUIVALENTS - ENDING                           $216,067   $247,147
                                                             =========  =========


Supplemental disclosure of cash flows information:
Cash paid during the three months ended for interest         $  5,025   $ 17,174
                                                             =========  =========



                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Organization  and  Basis  of  Presentation

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2006 may not be indicative of the results of operations for the year ending December 31, 2006. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2005.

     The financial statements are consolidated as of March 31, 2006 and December 31, 2005 for the Company. There were no intercompany transactions.

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

     Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The balance of the allowance at March 31, 2006 and December 31, 2005 is $55,000.

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

     Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with Accounting Principals Board Opinion, or APB, Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at March 31, 2006.

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

     Stock Options - Through December 31, 2005, the Company accounted for stock-based compensation issued to its employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost was recognized through that period for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the options granted in May, 2004 to Michael Nicholson, which is explained further in Note 4, "Contingencies". The fair value of options granted was determined using the Black-Scholes option pricing model. In December 2004, SFAS No. 123R, "Accounting for Stock-Based Compensation" was issued and changed the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard is reflected in the current period by the expensing of existing stock options granted in 2004 that vest through 2008 to current optionees, and options granted in the current period to directors for a board meeting. The Company is uncertain as to any future grants in the current year to employees or others that may be approved by the Board.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (or FASB) Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:



                                        Three Months Ended March 31
                                             ----------------------
                                                2006        2005
                                             ----------  ----------
Net loss, as reported                        $(131,509)  $ (63,782)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects (2005 only)            -     (78,974)
                                             ----------  ----------

Pro forma net loss                           $(131,509)  $(142,756)
                                             ==========  ==========

Loss per share:
Basic and diluted - as reported              $   (0.04)  $   (0.02)
                                             ==========  ==========

Basic and diluted - pro-forma                $   (0.04)  $   (0.04)
                                             ==========  ==========




Note  2.     Related  Party  Transactions

     On March 1, 2006, the Company issued 12,500 shares of unregistered common stock to Timothy Kasmoch, Chief Executive Officer, pursuant to the terms of his employment agreement agreed to in February, 2006. See Note 4, "Contingencies".


Note  3.     Long-Term  Debt

     The Company presently has a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (7.75% at March 31, 2006) plus 1.5% and secured by a first lien on all assets of the Company. Two certificates of deposit totaling $125,000 from the Bank are held as a condition of maintaining the facility. The Company has currently renewed the line of credit through October 2006, and is not in violation of any financial covenants. At March 31, 2006, the Company had $379,000 of borrowing capacity under the credit facility. The amount owed on the term note as of March 31, 2006 was approximately $82,000 and this term note is expected to be paid in full in March 2007.


Note  4.     Contingencies

     The Company leases its executive and administrative office in Toledo, Ohio, under a lease that extends through February 2007. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment for the years ending December 31, 2006 and 2007 is approximately $37,200 and $6,200, respectively. The total rental expense included in the statements of operations for the three months ended March 31, 2006 and 2005 is approximately $9,300 and $9,600, respectively. The Company also leases various equipment on a month-to-month basis.

     In March 2006, the Company's Board of Directors approved a Consulting Agreement with DJH Holdings, LLC, a company owned by Daniel J. Haslinger, a current member of the Board and up until February 14, 2006, the Company's Chief Executive Officer. The consulting arrangement is for a six-month term, is terminable by DJH Holdings, LLC upon fifteen (15) days notice or by us upon ninety (90) days notice. Payments under the Consulting Agreement are $9,000 per month. The Consulting Agreement is effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.1, filed by us March 20, 2006.

     In March 2006, the Company's Board of Directors approved a Consulting Agreement with Carl Richard, a current member of the Board. The term of the Consulting Agreement is one (1) year, is terminable by Mr. Richard upon fifteen
(15) days notice or by us upon ninety (90) days notice. Payments under the Consulting Agreement are $1,600 per month. The Consulting Agreement is effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.2, filed by us March 20, 2006.

     In March 2006, the Company's Board of Directors approved a First Amendment to a Consulting Agreement dated July 1, 2004 with Terry J. Logan, a current member of the Board. The existing Consulting Agreement was scheduled to expire on June 30, 2006, and was extended an additional two (2) years from that date. The existing Consulting Agreement was filed as an exhibit to the Form 8-K filed on July 2, 2004 by N-Viro International Corporation. All other terms of the existing Consulting Agreement have been retained, with the exception of Section 5.4, referring to Dr. Logan's stock option compensation, which has been deleted by the First Amendment. Dr. Logan will continue to be compensated at a base fee of $87.50 per hour. The First Amendment to the Consulting Agreement is effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.3, filed by us March 20, 2006.

     In February 2006, the Company executed an Employment Agreement with Timothy
R. Kasmoch. Mr. Kasmoch is now employed by the Company as President and Chief Executive Officer, and is a member of the Company's Board of Directors. The Company and Mr. Kasmoch agreed primarily to enter into an employment arrangement which is for a one-year term, for $60,000 per year plus 50,000 unregistered shares of stock in the Company. The Employment Agreement is terminable with or without cause, and is effective at the date of agreement. A copy of the Employment Agreement was attached to a Form 8-K as Exhibit 10.1, filed by us February 21, 2006.

     In August 2003, the Company entered into a Settlement Agreement with Mr. J. Patrick Nicholson and negotiated a new consulting agreement (the "Agreement"). The Agreement was scheduled to expire in August 2008, and Mr. Nicholson was required to provide future services to be eligible for compensation. Mr. Nicholson was also entitled to payments of $48,000 per year for non-competition and $6,000 per year for office space reimbursement, in addition to life and health insurance coverage similar to the provision contained in his 1999 employment and consulting agreements. In June 2005, Mr. Nicholson filed a Demand for Arbitration, seeking damages of $50,000 from the Company, based on a claimed breach of the Agreement. Mr. Nicholson also seeks rescission of the Agreement and reinstatement of a prior agreement between him and the Company, which was in effect prior to the order by the Delaware Chancery Court terminating a shareholder derivative suit. This arbitration proceeding was previously reported in a Form 10-QSB filed August 15, 2005. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. Discovery is still in process, and a hearing on the matter is scheduled for July 17-21, 2006.

     On July 13, 2005, the Company's Board of Directors voted to terminate for cause the Consulting Agreement with J. Patrick Nicholson, based on numerous specific instances of violations of the terms of the Consulting Agreement by him. The Consulting Agreement, filed as Exhibit B to the Form 8-K filed August 29, 2003, contained a term ending no earlier than five years from the date of the contract. Mr. Nicholson is a reporting beneficial owner of approximately 13.4% of the Company's outstanding common stock, as of the date of his Form SC 13D/A filed October 24, 2005. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Consulting Agreement, exclusive of any other payouts earnable.

     On January 27, 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel the Company to allow him access to inspect its corporate and business books and records and its stockholder list, pursuant to a request under Section 220 of the Delaware General Corporation Law. No monetary relief is sought in this action. The matter is in the preliminary stages, and the Company contends that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled under Section 220, and principally relate to his claims in the arbitration described above. The Company is vigorously defending this action, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-QSB.

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

     For the first quarter of 2006, approximately 44% of the Company's revenue is from management operations, 53% from other domestic operations and 3% from research and development grants. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

     The Research and Development segment accounts for approximately 3% of the total year-to-date revenue of the Company, and is unlike any other revenue in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended March 31, 2006 and 2005 (dollars in thousands):


                                           Management           Domestic      Foreign      Research &
                                         Operations            Operations    Operations   Development   Total
                                -----------------------------  -----------  ------------  ------------  ------
                                                       Quarter Ended March 31, 2006
                                ------------------------------------------------------------------------------
Revenues                        $                         454  $       545  $         -   $         30  $1,029
Cost of revenues                                          257          391            4             25     677
Segment profits                                           197          154           (4)             5     352
Identifiable assets                                       238          131            -              -     369
Depreciation                                               17            3            -              -      20

                                                       Quarter Ended March 31, 2005
                                ------------------------------------------------------------------------------
Revenues                        $                         342  $       758  $        13   $         23  $1,136
Cost of revenues                                          222          548            -             19     789
Segment profits                                           120          210           13              4     347
Identifiable assets                                       272           59            -              -     331
Depreciation                                               15            4            -              -      19



A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended March 31, 2006 and 2005 is as follows (dollars in thousands):


                                                      Qtr. Ended March 31
                                                     --------------------
                                                          2006     2005
                                                         -------  -------
Segment profits:
Segment profits for reportable segments                  $  352   $  347
Corporate selling, general and administrative expenses     (481)    (349)
Other income (expense)                                       (2)     (62)
                                                         -------  -------
Consolidated income (loss) before taxes                  $ (131)  $  (64)
                                                         =======  =======

Identifiable assets:
Identifiable assets for reportable segments              $  369   $  331
Corporate property and equipment                              5       10
Current assets not allocated to segments                  1,166    1,408
Intangible and other assets not allocated to
segments                                                    960    1,175
Consolidated assets                                      $2,500   $2,924
                                                         =======  =======

Depreciation and amortization:
Depreciation for reportable segments                     $   20   $   19
Corporate depreciation and amortization                      35       37
                                                         -------  -------
Consolidated depreciation and amortization               $   55   $   56
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

     Condensed financial information of Florida N-Viro, L.P. for the quarters ended March 31, 2006 and 2005 is as follows:




                            For the Quarter Ended March 31
                            ------------------------------
                                    2006        2005
                                  ---------
Net sales                         $414,566   $ 299,682
Gross profit (loss)                  5,485     (62,602)
Loss from continuing operations    (36,737)   (117,268)
Net loss                           (36,737)   (117,268)

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


Results  of  Operations

     Total revenues were $1,028,000 for the quarter ended March 31, 2006 compared to $1,136,000 for the same period of 2005. The net decrease in revenue is due primarily to a decrease in alkaline admixture sales and service fees and, a decrease in royalty fees. Our cost of revenues decreased to $677,000 in 2006 from $789,000 for the same period in 2005, and the gross profit percentage increased to 34% from 31% for the quarters ended March 31, 2006 and 2005, respectively. This increase in gross profit percentage is primarily due to the increase in the supply of alkaline admixture that is our lower-cost source and, a decrease in the costs of the facility management fee operations. Operating expenses increased for the comparative period, while our share of the loss of a joint venture, our interest in Florida N-Viro, L.P., decreased for the same period of 2006. These changes collectively resulted in a net loss of approximately $132,000 for the quarter ended March 31, 2006 compared to a net loss of $64,000 for the same period in 2005.


Comparison of Three Months Ended March 31, 2006 with Three Months Ended March 31, 2005

     Our overall revenue decreased $108,000, or 9.5%, to $1,029,000 for the quarter ended March 31, 2006 from $1,136,000 for the quarter ended March 31, 2005. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $54,000 from the same period ended in 2005;

     b) Revenue from the service fees for the management of alkaline admixture decreased $86,000 from the same period ended in 2005;

     c) Our processing revenue, including facility management revenue, showed a net increase of $52,000 over the same period ended in 2005;

     d) Miscellaneous revenues decreased $26,000 from the same period ended in 2005; and

     e) Research and development revenue increased $8,000 from the same period ended in 2005.

     Our gross profit increased $5,000, or 1.4%, to $352,000 for the three months ended March 31, 2006 from $347,000 for the three months ended March 31, 2005, and the gross profit margin increased to 34% from 31% for the same periods. The increase in gross profit margin is primarily due to the increase in the supply of alkaline admixture that is our lower-cost source and, a decrease in the costs of the facility management fee operations.

     Our operating expenses increased $132,000, or 38%, to $481,000 for the three months ended March 31, 2006 from $349,000 for the three months ended March 31, 2005. The increase was primarily due to an increase of approximately $40,000 in employee payroll and related expenses, $36,000 in legal fees, $26,000 in director-related stock options expense, $21,000 in travel and meals expenses and, $14,000 in consulting expense. Of the overall increase in operating expenses of $132,000, approximately $53,000 was the result for issuing stock or stock options to be used as payment for the expense, the majority a result of a change in the rules for accounting - See Note 1 "Stock Options", in Part I Notes to Consolidated Financial Statements.

     As a result of the foregoing factors, we recorded an operating loss of $129,000 for the three months ended March 31, 2006 compared to an operating loss of $2,000 for the three months ended March 31, 2005, an increase in the loss of approximately $127,000.

     Our net nonoperating income (expense) decreased by $60,000 to net nonoperating expense of $2,000 for the three months ended March 31, 2006 from net nonoperating expense of $62,000 for the three months ended March 31, 2005.
The decrease in nonoperating expense was primarily due to a reduction in the recognition of losses from our investment in Florida N-Viro, L.P., to a loss of $-0- in 2006 from a loss of $56,000 in 2005.

     We recorded net loss of approximately $132,000 for the three months ended March 31, 2006 compared to a net loss of $64,000 for the same period ended in 2005, an increase in the loss of approximately $68,000.

     For the three months ended March 31, 2006 and 2005, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.

Liquidity  and  Capital  Resources

     We had a working capital deficit of approximately $61,000 at March 31, 2006, compared to a working capital deficit of $41,000 at December 31, 2005, resulting in a decrease in working capital of $20,000. Current assets at March 31, 2006 included cash and investments of approximately $345,000 (including restricted cash of approximately $129,000), which is a decrease of $8,000 from December 31, 2005. The decrease in working capital was principally due to the recognition of approximately $48,000 of costs relating to consulting, payroll and director expenses paid for in unregistered common stock and related instruments, primarily offset by $21,000 of payments on long-term debt.

     Compared to March 31, 2005, in the first three months of 2006 our cash flow provided by operations was approximately $84,000, a decrease of approximately $57,000 from the same period in 2005. This decrease was principally due to the negative change in working capital of approximately $32,000, an increase in cash received from the issuance of stock for services of approximately $41,000 and decreased by the increase in the net loss of approximately $68,000.

     The Company presently has a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (7.75% at March 31, 2006) plus 1.5% and secured by a first lien on all assets of the Company. Two certificates of deposit totaling $125,000 from the Bank are held as a condition of maintaining the facility. The Company has currently renewed the line of credit through October 2006, and is not in violation of any financial covenants. At March 31, 2006, the Company had $379,000 of borrowing capacity under the credit facility. The amount owed on the term note as of March 31, 2006 was approximately $82,000 and this term note is expected to be paid in full in March 2007.

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

     We expect improvements in operating results for the balance of 2006 and into 2007 partially due to realized and expected new sources of revenue. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and positively impact 2006 and 2007 operations.

     We believe that current market trends and increased and more focused emphasis on our business development efforts provide a basis for an optimistic outlook for 2006 and beyond. The national public attack on Class B levels of sludge treatment is rapidly moving the market to Class A technologies, of which our patented N-Viro processes are very cost competitive, and well established in the market place. There are currently over 35 facilities worldwide using the N-Viro Process, most of which have been using the N-Viro process for over 10 years. The development and patenting of new technologies for animal manure treatment, bio-fuel and nematode control have the potential to expand our revenue base over the next five years and beyond. We believe we have sufficient liquidity to continue operations over the next twelve months.

Off-Balance  Sheet  Arrangements

     At March 31, 2006, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

     The following table summarizes our contractual cash obligations at March 31, 2006, and the effect these obligations are expected to have on liquidity and cash flow in future periods:




                                                                 Payments Due By Period
                                             -----------------------------------------------------------------------
                                    Note #    Total    Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                    -------  --------  -----------------  ------------  ------------  --------------
Purchase obligations                    (1)  $221,100  $         130,100  $     91,000  $          -  $            -
Long-term debt obligations              (2)    82,430             82,430             -             -               -
Operating leases                        (3)    50,276             44,692         5,584             -               -
Capital lease obligations                           -                  -             -             -               -
Other long-term debt obligations                    -                  -             -             -               -
                                             --------  -----------------  ------------  ------------  --------------

Total contractual cash obligations           $353,806  $         257,222  $     96,584  $          -  $            -
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



Item  3.        Controls  and  Procedures

Disclosure  Controls  and  Procedures

     As of March 31, 2006, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of March 31, 2006, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     On January 27, 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel us to allow him access to inspect our corporate and business books and records and our stockholder list, pursuant to a request under
Section 220 of the Delaware General Corporation Law. No monetary relief is sought in this action. The matter is in the preliminary stages, and we contend that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled under Section 220, and principally relate to his claims in the arbitration described above. We are vigorously defending this action, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-QSB.

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


Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

     On March 1, 2006, the Company issued 12,500 shares of unregistered common stock to Timothy Kasmoch, Chief Executive Officer, pursuant to the terms of his employment agreement of February, 2006. See Note 4, "Contingencies".


Item  3.  Defaults  Upon  Senior  Securities

     None


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None


Item  5.  Other  Information

(a)     None


Item  6.  Exhibits

     (a)  Exhibits:

See  Exhibit  Index  below.

(b)     Reports  on  Form  8-K:

     We filed a report on Form 8-K on January 6, 2006, dated December 27, 2005, to announce the settlement of a disputed debt with a former law firm.

     We filed a report on Form 8-K on February 2, 2006, dated January 27, 2006, to report that we had elected two new members to our Board of Directors, Timothy Kasmoch and James Hartung, and amended our By-Laws.

     We filed a report on Form 8-K on February 21, 2006, dated February 14, 2006, to report that we had entered into an employment agreement with and appointed Timothy Kasmoch as President and Chief Executive Officer, terminated agreements with Daniel Haslinger and related parties, and replaced Mr. Haslinger as President and Chief Executive Officer.

     We filed a report on Form 8-K on March 20, 2006, dated March 16, 2006, to report that we had entered into consulting agreements with two members of our Board of Directors, Daniel Haslinger and Carl Richard, and extended by an amendment to an existing consulting agreement with a third member of our Board, Terry Logan.



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          N-VIRO INTERNATIONAL CORPORATION


Date:     May 15, 2006          /s/  Timothy R. Kasmoch
          ------------          -----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     May 15, 2006          /s/  James K. McHugh
          ------------          --------------------
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

10.5 Financial Public Relations Agreement dated September 15, 2005 between Strategic Asset Management, Inc. and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 of Form 8-K dated October 12, 2005).

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