Form 10QSB
period 2006-06-30
N-VIRO INTERNATIONAL CORP
filed 2006-08-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2006

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

          As  of  August  4,  2006,  3,715,559  shares  of  N-Viro International
Corporation  $  .01  par  value  common  stock  were  outstanding.


   Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                          ----

PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements



                                         N-Viro International Corporation
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                             Three Months Ended June 30   Six Months Ended June 30
                                                                   2006         2005         2006         2005
                                                                -----------  -----------  -----------  -----------
Revenues                                                        $  952,337   $1,018,040   $1,981,155   $2,154,486

Cost of revenues                                                   554,406      782,500    1,231,131    1,571,796
                                                                -----------  -----------  -----------  -----------

Gross Profit                                                       397,931      235,540      750,024      582,690

Operating expenses:
Selling, general and administrative                                431,700      367,918      913,192      717,080
                                                                -----------  -----------  -----------  -----------

Operating loss                                                     (33,769)    (132,378)    (163,168)    (134,390)

Nonoperating income (expense):
Interest income                                                      1,756        1,030        4,281        2,148
Interest expense                                                    (4,049)      (8,667)      (8,684)     (15,852)
Loss from equity investment in joint venture                             -      (67,823)           -     (123,526)
                                                                -----------  -----------  -----------  -----------
                                                                    (2,293)     (75,460)      (4,403)    (137,230)
                                                                -----------  -----------  -----------  -----------

Loss before income taxes                                           (36,062)    (207,838)    (167,571)    (271,620)

Federal and state income taxes                                           -            -                         -
                                                                -----------  -----------               -----------

Net loss                                                        $  (36,062)  $ (207,838)  $ (167,571)  $ (271,620)
                                                                ===========  ===========  ===========  ===========


Basic and diluted loss per share                                $    (0.01)  $    (0.06)  $    (0.05)  $    (0.08)
                                                                ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted   3,707,087    3,499,328    3,700,918    3,473,709
                                                                ===========  ===========  ===========  ===========








                 See Notes to Consolidated Financial Statements


                                         N-Viro International Corporation
                                            Consolidated Balance Sheets


                                                                   June 30, 2006 (Unaudited)    December 31, 2005
                                                                   --------------------------  -------------------
ASSETS
-----------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted                                                       $                 281,785   $          224,447
Restricted                                                                           129,756              128,133
Trade Receivables, net                                                               520,369              600,180
Prepaid expenses and other assets                                                    206,208              204,360
                                                                   --------------------------  -------------------
Total current assets                                                               1,138,118            1,157,120

Property and Equipment, Net                                                          488,541              382,085

Intangible and Other Assets, Net                                                     883,617            1,037,693
                                                                   --------------------------  -------------------

                                                                   $               2,510,276   $        2,576,898
                                                                   ==========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                               $                  77,451   $           80,860
Line-of-credit                                                                        31,026               80,000
Accounts payable                                                                     835,921              833,447
Deferred revenue                                                                      23,675                    -
Accrued liabilities                                                                  203,790              204,109
                                                                   --------------------------  -------------------
Total current liabilities                                                          1,171,863            1,198,416

Long-term debt, less current maturities                                               73,936               21,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
    3,839,059 in 2006 and 3,814,159 in 2005                                           38,391               38,141
Additional paid-in capital                                                        15,365,356           15,290,831
Accumulated deficit                                                              (13,454,380)         (13,286,809)
                                                                   --------------------------  -------------------
                                                                                   1,949,367            2,042,163
Less treasury stock, at cost, 123,500 shares                                         684,890              684,890
                                                                   --------------------------  -------------------
Total stockholders' equity                                                         1,264,477            1,357,273
                                                                   --------------------------  -------------------

                                                                   $               2,510,276   $        2,576,898
                                                                   ==========================  ===================



                 See Notes to Consolidated Financial Statements




                          N-Viro International Corporation
                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                           Six Months Ended June 30
                                                                2006        2005
                                                             ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 234,106   $ 228,274

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (173,289)          -
Expenditures for intangible assets                              (2,199)     (1,830)
Reductions to restricted cash and cash equivalents              (1,623)    (50,314)
Collections on notes receivable                                      -      43,768
                                                             ----------  ----------
Net cash used in investing activities                         (177,111)     (8,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term obligations                          88,973           -
Issuance of stock - options, warrants and private placement          -     130,000
Private placement expenditures                                       -      (2,935)
Principal payments on long-term obligations                    (39,656)    (44,856)
Net payments on line-of credit                                 (48,974)   (150,000)
                                                             ----------  ----------
Net cash provided (used) in financing activities                   343     (67,791)

NET INCREASE IN CASH AND CASH EQUIVALENTS                       57,338     152,107

CASH AND CASH EQUIVALENTS - BEGINNING                          224,447     147,549
                                                             ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING                           $ 281,785   $ 299,656
                                                             ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the six months ended for interest           $   9,118   $  26,293
                                                             ==========  ==========





                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Organization  and  Basis  of  Presentation

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2006 may not be indicative of the results of operations for the year ending December 31, 2006. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2005.

     The financial statements are consolidated as of June 30, 2006 and December 31, 2005 for the Company. All intercompany transactions were eliminated.

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

          Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The balance of the allowance at June 30, 2006 and December 31, 2005 is $60,000 and $55,000, respectively.

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

          Equity Method Investment - The Company accounts for its investments in joint ventures under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with Accounting Principals Board Opinion, or APB, Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." As of November 2005, the Company had fully recognized it's share of the equity investment in it's joint venture to the extent of its investment, including any Notes Receivable. After that date, the Company has not recorded any additional loss even though the joint venture has continued to sustain losses, because of a lack of basis in this investment. The Company has no other investments accounted for under the equity method.

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

          Stock Options - Through December 31, 2005, the Company accounted for stock-based compensation issued to its employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost was recognized through that period for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the options granted in May, 2004 to Michael Nicholson, which is explained further in Note 4, "Contingencies". The fair value of options granted was determined using the Black-Scholes option pricing model. In December 2004, SFAS No. 123R, "Accounting for Stock-Based Compensation" was issued and changed the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers such as the Company, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard is reflected in the current period by the expensing of existing stock options granted in 2004 that vest through 2008 to current optionees, and options granted in the current period to directors for a board meeting. The Company is uncertain as to any future grants in the current year to employees or others that may be approved by the Board.

The  following  table illustrates the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (or FASB) Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:


                                       Three Months Ended June 30 Six Months Ended June 30
                                             ---------------------  ----------------------
                                               2006        2005        2006        2005
                                             ---------  ----------  ----------  ----------
Net loss, as reported                        $(36,062)  $(207,838)  $(167,571)  $(271,620)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects (2005 only)           -     (54,724)          -     (81,498)
                                             ---------  ----------  ----------  ----------

Pro forma net loss                           $(36,062)  $(262,562)  $(167,571)  $(353,118)
                                             =========  ==========  ==========  ==========

Loss per share:
Basic and diluted - as reported              $  (0.01)  $   (0.06)  $   (0.05)  $   (0.08)
                                             =========  ==========  ==========  ==========

Basic and diluted - pro-forma                $  (0.01)  $   (0.07)  $   (0.05)  $   (0.10)
                                             =========  ==========  ==========  ==========



Note  2.     Related  Party  Transactions

     On March 1 and June 1, 2006, the Company each time issued 12,500 shares of unregistered common stock to Timothy Kasmoch, Chief Executive Officer, pursuant to the terms of his employment agreement agreed to in February, 2006. See Note 4, "Contingencies".


Note  3.     Long-Term  Debt

     The Company presently has a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at June 30, 2006) plus 1.5% and secured by a first lien on all assets of the Company. Two certificates of deposit totaling $125,000 from the Bank are held as a condition of maintaining the facility. The Company has currently renewed the line of credit through October 2006, and is not in violation of any financial covenants. At June 30, 2006, the Company had $368,974 of borrowing capacity under the credit facility. The amount owed on the term note as of June 30, 2006 was approximately $62,400 and this term note is expected to be paid in full in March 2007.


Note  4.     Contingencies

     The Company leases its executive and administrative office in Toledo, Ohio, under a lease that extends through February 2007. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment for the six months ending December 31, 2006 and 2007 is approximately $18,600 and $6,200, respectively. The total rental expense included in the statements of operations for the six months ended June 30, 2006 and 2005 is approximately $18,600 and $18,900, respectively. The Company also leases various equipment on a month-to-month basis.

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

     In June 2005, Mr. Nicholson filed a Demand for Arbitration, seeking damages of $50,000 from the Company, based on a claimed breach of the Consulting
Agreement. Mr. Nicholson also seeks rescission of the Agreement and reinstatement of a prior agreement between him and the Company, which was in effect prior to the order by the Delaware Chancery Court terminating a shareholder derivative suit. This arbitration proceeding was previously reported in a Form 10-QSB filed August 15, 2005. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. Discovery is still in process, and a hearing on the matter is likely to be scheduled for late September 2006.

     On July 13, 2005, the Company's Board of Directors voted to terminate for cause the Consulting Agreement with J. Patrick Nicholson, based on numerous specific instances of violations of the terms of the Consulting Agreement by him. The Consulting Agreement, filed as Exhibit B to the Form 8-K filed August 29, 2003, contained a term ending no earlier than five years from the date of the contract. Mr. Nicholson is a reporting beneficial owner of approximately 10.6% of the Company's outstanding common stock, as of the date of his Form SC 13D/A filed August 9, 2006. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Consulting Agreement, exclusive of any other payouts earnable. In November 2005, Mr. Nicholson filed an amended complaint pertaining to his Demand for Arbitration, which added as an additional claim wrongful termination.

     On January 27, 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel the Company to allow him access to inspect its corporate and business books and records and its stockholder list, pursuant to a request under Section 220 of the Delaware General Corporation Law. No monetary relief is sought in this action. The Company contends that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled under
Section 220, and principally relate to his claims in the arbitration described above. The Company is vigorously defending this action and have filed a response in the Delaware Chancery Court, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-QSB.

     On July 11, 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company and the following members of the Board of Directors and/or stockholders: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete, Terry J. Logan, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke and the Cooke Family Trust. The Complaint is seeking undeterminable damages and other relief from the named defendants, based on a claimed breach of fiduciary duty, common law fraud and violations of
Section 10(b)(5) of the Securities Exchange Act of 1934. A response to this Complaint is due by August 25, 2006. The Company is and plans to continue to vigorously contest this action, and furthermore, feels that the allegations are without basis and part of a continuing dispute between J. Patrick Nicholson and the Company.

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


Note  5.     New  Accounting  Standards

     In June 2006, the Financial Accounting Standards Board issued Accounting Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the application of the provisions of Interpretation No. 48 to have a material impact on its financial position, results of operations or cash flows.


Note  6.     Segment  Information

     Earnings Variation Due to Business Cycles and Seasonal Factors. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

For the second quarter of 2006, approximately 45% of the Company's revenue is from management operations, 45% from other domestic operations, 7% from foreign sources and 3% from research and development grants. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended June 30, 2006 and 2005 (dollars in thousands):


                               Management              Domestic       Foreign      Research &
                               Operations             Operations    Operations    Development   Total
                     -------------------------------  -----------  ------------  -------------  ------
                                                Quarter Ended June 30, 2006
                     ---------------------------------------------------------------------------------
Revenues             $                           432  $       424  $        66   $         30   $  952
Cost of revenues                                 218          297            2             37      554
Segment profits                                  214          127           64             (7)     398
Identifiable assets                              381          104            -              -      485
Depreciation                                      17            3            -              -       20

                                                Quarter Ended June 30, 2005
                     ---------------------------------------------------------------------------------
Revenues             $                           338  $       657  $         -   $         23   $1,018
Cost of revenues                                 265          491            7             19      782
Segment profits                                   73          166           (7)             4      236
Identifiable assets                              257           56            -              -      313
Depreciation                                      15            4            -              -       19

                                              Six Months Ended June 30, 2006
                     ---------------------------------------------------------------------------------
Revenues             $                           885  $       970  $        66   $         60   $1,981
Cost of revenues                                 474          689            6             62    1,231
Segment profits                                  411          281           60             (2)     750
Identifiable assets                              381          104            -              -      485
Depreciation                                      34            6            -              -       40

                                              Six Months Ended June 30, 2005
                     ---------------------------------------------------------------------------------
Revenues             $                           680  $     1,417  $        13   $         45   $2,155
Cost of revenues                                 486        1,041            7             38    1,572
Segment profits                                  194          376            6              7      583
Identifiable assets                              257           56            -              -      313
Depreciation                                      31            6            -              -       37



A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended June 30, 2006 and 2005 is as follows (dollars in thousands):


                                                            Qtr. Ended     Six Months Ended
                                                              June 30           June 30
                                                         ----------------  ----------------
                                                           2006     2005     2006     2005
                                                         -------  -------  -------  -------
Segment profits:
  Segment profits for reportable segments                $  398   $  236   $  750   $  583
  Corporate selling, general and administrative expenses   (432)    (368)    (913)    (717)
  Other income (expense)                                     (2)     (76)      (4)    (138)
                                                         -------  -------  -------  -------
Consolidated loss before taxes                           $  (36)  $ (208)  $ (167)  $ (272)
                                                         =======  =======  =======  =======

Identifiable assets:
  Identifiable assets for reportable segments            $  485   $  313   $  485   $  313
  Corporate property and equipment                            4        8        4        8
  Current assets not allocated to segments                1,138    1,315    1,138    1,315
  Intangible and other assets not allocated to
   segments                                                 883    1,067      883    1,067
Consolidated assets                                      $2,510   $2,703   $2,510   $2,703
                                                         =======  =======  =======  =======

Depreciation and amortization:
  Depreciation for reportable segments                   $   20   $   19   $   40   $   37
  Corporate depreciation and amortization                    35       37       70       75
                                                         -------  -------  -------  -------
Consolidated depreciation and amortization               $   55   $   56   $  110   $  112
                                                         =======  =======  =======  =======




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

     Condensed financial information of Florida N-Viro, L.P. for the quarters ended June 30, 2006 and 2005 is as follows:




                          For the Quarter Ended June 30
                          -----------------------------
                                    2006        2005
                                  ---------  ----------
Net sales                         $353,972   $ 292,875
Gross profit (loss)                (25,439)    (79,253)
Loss from continuing operations    (65,034)   (142,781)
Net loss                           (65,034)   (142,781)

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


Results  of  Operations

     Total revenues were $952,000 for the quarter ended June 30, 2006 compared to $1,018,000 for the same period of 2005. The net decrease in revenue is due primarily to a decrease in alkaline admixture sales and service fees and, a decrease in miscellaneous revenue. Our cost of revenues decreased to $554,000 in 2006 from $782,000 for the same period in 2005, and the gross profit percentage increased to 42% from 23% for the quarters ended June 30, 2006 and 2005, respectively. This increase in gross profit percentage is primarily due to the increase in foreign royalty fee revenue, and increased profitability of the facility management fee operations. Operating expenses increased for the comparative period, while our share of the loss of a joint venture, our interest in Florida N-Viro, L.P., decreased for the same period of 2006. These changes collectively resulted in a net loss of approximately $36,000 for the quarter ended June 30, 2006 compared to a net loss of $208,000 for the same period in 2005, a decrease in the net loss of approximately $172,000.


Comparison of Three Months Ended June 30, 2006 with Three Months Ended June 30, 2005

     Our overall revenue decreased $66,000, or 6.5%, to $952,000 for the quarter ended June 30, 2006 from $1,018,000 for the quarter ended June 30, 2005. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $91,000 from the same period ended in 2005;

     b) Revenue from the service fees for the management of alkaline admixture decreased $122,000 from the same period ended in 2005;

     c) Our processing revenue, including facility management revenue, showed a net increase of $153,000 over the same period ended in 2005;

     d) Miscellaneous revenues decreased $14,000 from the same period ended in 2005; and

     e) Research and development revenue increased $8,000 from the same period ended in 2005.

     Our gross profit increased $162,000, or 69%, to $398,000 for the quarter ended June 30, 2006 from $236,000 for the quarter ended June 30, 2005, and the gross profit margin increased to 42% from 23% for the same periods. The increase in gross profit margin is primarily due to the increase in approximately $66,000 of foreign royalty fee revenue at virtually no cost, and increased profitability of the facility management fee operations. The foreign source royalty fee represents past royalties due from a licensee for the years 2002 through 2006, but will not be collected from the licensee in the future. The increase in profitability from the management fee operations was partially due to a shutdown for part of the quarter ended in 2005 not repeated in the same quarter in 2006.

     Our operating expenses increased $64,000, or 17%, to $432,000 for the quarter ended June 30, 2006 from $368,000 for the quarter ended June 30, 2005. The increase was primarily due to an increase of approximately $51,000 in employee payroll and related expenses, $39,000 in legal fees and $25,000 in the write-off of fixed assets abandoned during the quarter. The increase in operating expenses was partially offset by a decrease of $30,000 in stockholder relations fees, as a result of deferring the annual meeting until November, 2006, and $16,000 in travel and sales-related expenses. Of the overall increase in operating expenses of $64,000 for the quarter ended, approximately $43,000 was the result for issuing stock or stock options to be used as payment for the expense, $5,000 of this the result of a change in the rules for accounting - See
Note  1  "Stock  Options", in Part I Notes to Consolidated Financial Statements.

     As a result of the foregoing factors, we recorded an operating loss of $34,000 for the quarter ended June 30, 2006 compared to an operating loss of $132,000 for the quarter ended June 30, 2005, a decrease in the loss of approximately $98,000.

     Our net nonoperating expense decreased by $73,000 to net nonoperating expense of $2,000 for the quarter ended June 30, 2006 from net nonoperating expense of $75,000 for the quarter ended June 30, 2005. The decrease in nonoperating expense was primarily due to a reduction in the recognition of losses from our investment in Florida N-Viro, L.P., to a loss of $-0- in 2006 from a loss of $68,000 in 2005.

     We recorded net loss of approximately $36,000 for the quarter ended June 30, 2006 compared to a net loss of $208,000 for the same period ended in 2005, a decrease in the loss of approximately $172,000.

     For the quarter ended June 30, 2006 and 2005, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.

Comparison of Six Months Ended June 30, 2006 with Six Months Ended June 30, 2005

     Our overall revenue decreased $173,000, or 8%, to $1,981,000 for the six months ended June 30, 2006 from $2,154,000 for the six months ended June 30, 2005. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $145,000 from the same period ended in 2005;

     b) Revenue from the service fees for the management of alkaline admixture decreased $208,000 from the same period ended in 2005;

     c) Our processing revenue, including facility management revenue, showed a net increase of $204,000 over the same period ended in 2005;

     d) Miscellaneous revenues decreased $40,000 from the same period ended in 2005; and

     e) Research and development revenue increased $15,000 from the same period ended in 2005.

     Our gross profit increased $167,000, or 29%, to $750,000 for the six months ended June 30, 2006 from $583,000 for the six months ended June 30, 2005, and the gross profit margin increased to 38% from 27% for the same periods. The increase in gross profit margin is primarily due to the increase in approximately $66,000 of foreign royalty fee revenue at virtually no cost, and increased profitability of the facility management fee operations. The foreign source royalty fee represents past royalties due from a licensee for the years 2002 through 2006, but will not be collected from the licensee in the future. The increase in profitability from the management fee operations was partially due to a shutdown for part of the second quarter ended in 2005 not repeated in the same quarter in 2006.

     Our operating expenses increased $196,000, or 27%, to $913,000 for the six months ended June 30, 2006 from $717,000 for the six months ended June 30, 2005. The increase was primarily due to an increase of approximately $92,000 in employee payroll and related expenses, $75,000 in legal fees, $25,000 in the write-off of fixed assets abandoned during the quarter, $20,000 in consulting expense and $15,000 in director-related stock options expense. Of the overall increase in operating expenses of $196,000, approximately $104,000 was the result for issuing stock or stock options to be used as payment for the expense, $37,000 of this the result of a change in the rules for accounting - See Note 1 "Stock Options", in Part I Notes to Consolidated Financial Statements. The increase in operating expenses was partially offset by a decrease of $30,000 in stockholder relations fees, as a result of deferring the annual meeting until November, 2006.

     As a result of the foregoing factors, we recorded an operating loss of $163,000 for the six months ended June 30, 2006 compared to an operating loss of $134,000 for the six months ended June 30, 2005, an increase in the loss of approximately $29,000.

     Our net nonoperating income (expense) decreased by $133,000 to net nonoperating expense of $4,000 for the six months ended June 30, 2006 from net nonoperating expense of $137,000 for the six months ended June 30, 2005. The decrease in nonoperating expense was primarily due to a reduction in the recognition of losses from our investment in Florida N-Viro, L.P., to a loss of $-0- in 2006 from a loss of $124,000 in 2005.

     We recorded net loss of approximately $168,000 for the six months ended June 30, 2006 compared to a net loss of $272,000 for the same period ended in 2005, a decrease in the loss of approximately $104,000.

     For the six months ended June 30, 2006 and 2005, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


Liquidity  and  Capital  Resources

     We had a working capital deficit of approximately $34,000 at June 30, 2006, compared to a working capital deficit of $41,000 at December 31, 2005, resulting in an increase in working capital of $7,000. Current assets at June 30, 2006 included cash and investments of approximately $412,000 (including restricted cash of approximately $130,000), which is an increase of $59,000 from December 31, 2005.

     Our cash flow provided by operations for the first six months of 2006, ending June 30, 2006, was approximately $234,000, an increase of approximately
$6,000 from the same period in 2005. This increase was principally due to the positive change in working capital of approximately $7,000.

     The Company presently has a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at June 30, 2006) plus 1.5% and secured by a first lien on all assets of the Company. Two certificates of deposit totaling $125,000 from the Bank are held as a condition of maintaining the facility. The Company has currently renewed the line of credit through October 2006, and is not in violation of any financial covenants. At June 30, 2006, the Company had $368,974 of borrowing capacity under the credit facility. The amount owed on the term note as of June 30, 2006 was approximately $62,400 and this term note is expected to be paid in full in March 2007.

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


Off-Balance  Sheet  Arrangements

     At June 30, 2006, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

     The following table summarizes our contractual cash obligations at June 30, 2006, and the effect these obligations are expected to have on liquidity and cash flow in future periods:





                                                                 Payments Due By Period
                                             -----------------------------------------------------------------------
                                    Note #    Total    Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                    -------  --------  -----------------  ------------  ------------  --------------
Purchase obligations                    (1)  $171,100  $          98,300  $     72,800  $          -  $            -
Long-term debt obligations              (2)   151,387             77,451        73,936             -               -
Operating leases                        (3)    38,330             34,730         3,600             -               -
Capital lease obligations                           -                  -             -             -               -
Other long-term debt obligations                    -                  -             -             -               -
                                             --------  -----------------  ------------  ------------  --------------

Total contractual cash obligations           $360,817  $         210,481  $    150,336  $          -  $            -
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



Item  3.        Controls  and  Procedures

Disclosure  Controls  and  Procedures

     As of June 30, 2006, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of June 30, 2006, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item  1.  Legal  proceedings

     In June 2005, J. Patrick Nicholson, our former Chairman and CEO, filed a Demand for Arbitration, seeking damages of $50,000 from us, based on a claimed breach of a Consulting Agreement dated August 28, 2003 between us and Mr. Nicholson. Mr. Nicholson also seeks rescission of his Consulting Agreement and reinstatement of a prior agreement between him and us, which was in effect prior to the order by the Delaware Chancery Court terminating a shareholder derivative suit. This arbitration proceeding was previously reported in our Form 10-QSB filed August 15, 2005. We are vigorously contesting Mr. Nicholson's claims in this proceeding. Discovery is still in process, and a hearing on the matter is likely to be scheduled for late September 2006.

     On July 13, 2005, our Board of Directors voted to terminate for cause the Consulting Agreement with J. Patrick Nicholson, based on numerous specific instances of violations of the terms of the Consulting Agreement by him. The Consulting Agreement, filed as Exhibit B to the Form 8-K filed August 29, 2003, contained a term ending no earlier than five years from the date of the contract. Mr. Nicholson is a reporting beneficial owner of approximately 10.6% of our outstanding common stock, as of the date of his Form SC 13D/A filed August 9, 2006. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Consulting Agreement, exclusive of any other payouts earnable. In November 2005, Mr. Nicholson filed an amended complaint pertaining to his Demand for Arbitration, which added as an additional claim wrongful termination.

     On January 27, 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel us to allow him access to inspect our corporate and business books and records and our stockholder list, pursuant to a request under
Section 220 of the Delaware General Corporation Law. No monetary relief is sought in this action. We contend that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled under Section 220, and principally relate to his claims in the arbitration described above. We are vigorously defending this action and have filed a response in the Delaware Chancery Court, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-QSB


     On July 11, 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against us and the following members of our Board of Directors and/or stockholders: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete, Terry J. Logan, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke and the Cooke Family Trust. The Complaint is seeking undeterminable damages and other relief from the named defendants, based on a claimed breach of fiduciary duty, common law fraud and violations of Section 10(b)(5) of the Securities Exchange Act of 1934. A response to this Complaint is due by August 25, 2006. We are currently and plan to continue to vigorously contest this action, and furthermore, feel that the allegations are without basis and part of a continuing dispute between us and J. Patrick Nicholson.

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


Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

     On June 1, 2006, we issued 12,500 shares of unregistered common stock to Timothy Kasmoch, Chief Executive Officer, pursuant to the terms of his employment agreement of February, 2006. See Note 4, "Contingencies".


Item  3.  Defaults  Upon  Senior  Securities

     None


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None


Item  5.  Other  Information

     (a)  None


Item  6.  Exhibits

     Exhibits:  See  Exhibit  Index  below.




                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          N-VIRO INTERNATIONAL CORPORATION


Date:     August 14, 2006       /s/  Timothy R. Kasmoch
          ------------          -----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     August 14, 2006       /s/  James K. McHugh
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