Form 10QSB
period 2006-09-30
N-VIRO INTERNATIONAL CORP
filed 2006-11-13
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 2006

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

          As of November 3, 2006, 3,728,059 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

   Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                          ----

PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements




                                         N-Viro International Corporation
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                            Three Months Ended Sept. 30 Nine Months Ended Sept. 30
                                                                ------------------------  ------------------------
                                                                   2006         2005         2006         2005
                                                                -----------  -----------  -----------  -----------
Revenues                                                        $  884,859   $  947,963   $2,866,015   $3,102,449

Cost of revenues                                                   596,609      688,751    1,827,741    2,260,547
                                                                -----------  -----------  -----------  -----------

Gross Profit                                                       288,250      259,212    1,038,274      841,902

Operating expenses:
Selling, general and administrative                                444,720      287,851    1,357,912    1,004,931
                                                                -----------  -----------  -----------  -----------

Operating loss                                                    (156,470)     (28,639)    (319,638)    (163,029)

Nonoperating income (expense):
Interest income                                                      2,408        2,272        6,690        4,420
Interest expense                                                    (3,211)      (5,560)     (11,896)     (21,412)
Loss from equity investment in joint venture                             -      (32,058)           -     (155,584)
                                                                -----------  -----------  -----------  -----------
                                                                      (803)     (35,346)      (5,206)    (172,576)
                                                                -----------  -----------  -----------  -----------

Loss before income taxes                                          (157,273)     (63,985)    (324,844)    (335,605)

Federal and state income taxes                                           -            -            -            -
                                                                -----------  -----------  -----------  -----------

Net loss                                                        $ (157,273)  $  (63,985)  $ (324,844)  $ (335,605)
                                                                ===========  ===========  ===========  ===========


Basic and diluted loss per share                                $    (0.04)  $    (0.02)  $    (0.09)  $    (0.10)
                                                                ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted   3,719,543    3,528,146    3,707,180    3,492,054
                                                                ===========  ===========  ===========  ===========




                 See Notes to Consolidated Financial Statements


                                            N-Viro International Corporation
                                              Consolidated Balance Sheets

                                                                   September 30, 2006 (Unaudited)    December 31, 2005
                                                                   -------------------------------  -------------------
ASSETS
-----------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted                                                       $                      178,445   $          224,447
Restricted                                                                                130,626              128,133
Trade Receivables, net                                                                    564,171              600,180
Prepaid expenses and other current assets                                                 178,478              204,360
                                                                   -------------------------------  -------------------
Total current assets                                                                    1,051,720            1,157,120

Property and Equipment, Net                                                               605,590              382,085

Intangible and Other Assets, Net                                                          814,935            1,037,693
                                                                   -------------------------------  -------------------

                                                                   $                    2,472,245   $        2,576,898
                                                                   ===============================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                               $                       79,710   $           80,860
Line-of-credit                                                                             25,000               80,000
Accounts payable                                                                          838,625              833,447
Deferred revenue                                                                            3,675                    -
Accrued liabilities                                                                       202,766              204,109
                                                                   -------------------------------  -------------------
Total current liabilities                                                               1,149,776            1,198,416

Long-term debt, less current maturities                                                   174,405               21,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
3,851,559 in 2006 and 3,814,159 in 2005                                                    38,516               38,141
Additional paid-in capital                                                             15,406,091           15,290,831
Accumulated deficit                                                                   (13,611,653)         (13,286,809)
                                                                   -------------------------------  -------------------
                                                                                        1,832,954            2,042,163
Less treasury stock, at cost, 123,500 shares                                              684,890              684,890
                                                                   -------------------------------  -------------------
Total stockholders' equity                                                              1,148,064            1,357,273
                                                                   -------------------------------  -------------------

                                                                   $                    2,472,245   $        2,576,898
                                                                   ===============================  ===================



                 See Notes to Consolidated Financial Statements


                          N-Viro International Corporation
                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                     Nine Months Ended September 30
                                                     ------------------------------
                                                                2006        2005
                                                             ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 173,896   $ 135,739

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                           (320,838)     (1,270)
Expenditures for intangible assets                              (3,414)     (1,830)
Proceeds from the sale of property and equipment                 9,800           -
Reductions to restricted cash and cash equivalents              (2,493)    (51,844)
Collections on notes receivable                                      -      43,768
                                                             ----------  ----------
Net cash used in investing activities                         (316,945)    (11,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term obligations                         219,309           -
Issuance of stock - options, warrants and private placement          -     130,000
Private placement expenditures                                       -      (3,180)
Principal payments on long-term obligations                    (67,262)    (84,005)
Net payments on line-of credit                                 (55,000)   (150,000)
                                                             ----------  ----------
Net cash provided by (used in) financing activities             97,047    (107,185)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (46,002)     17,378

CASH AND CASH EQUIVALENTS - BEGINNING                          224,447     147,549
                                                             ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING                           $ 178,445   $ 164,927
                                                             ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the nine months ended for interest          $  16,370   $  32,459
                                                             ==========  ==========




                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Organization  and  Basis  of  Presentation

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2006 may not be indicative of the results of operations for the year ending December 31, 2006. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2005.

     The financial statements are consolidated as of September 30, 2006 and December 31, 2005 for the Company. All intercompany transactions were eliminated.

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

     Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The balance of the allowance at September 30, 2006 and December 31, 2005 is $60,000 and $55,000, respectively.

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

The  following  table illustrates the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (or FASB) Statement No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation:




                                    Three Months Ended Sept. 30  Nine Months Ended Sept. 30
                                    ---------------------------  --------------------------
                                                2006        2005        2006        2005
                                             ----------  ----------  ----------  ----------
Net loss, as reported                        $(157,273)  $ (63,985)  $(324,844)  $(335,605)

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects (2005 only)            -     (48,624)          -    (130,121)
                                             ----------  ----------  ----------  ----------

Pro forma net loss                           $(157,273)  $(112,609)  $(324,844)  $(465,726)
                                             ==========  ==========  ==========  ==========

Loss per share:
Basic and diluted - as reported              $   (0.04)  $   (0.02)  $   (0.09)  $   (0.10)
                                             ==========  ==========  ==========  ==========

Basic and diluted - pro-forma                $   (0.04)  $   (0.03)  $   (0.09)  $   (0.13)
                                             ==========  ==========  ==========  ==========






Note  2.     Related  Party  Transactions

     On March 1, June 1 and September 1, 2006, the Company successively issued 12,500 shares of unregistered common stock to Timothy Kasmoch, Chief Executive Officer, pursuant to the terms of his employment agreement agreed to in February, 2006. See Note 4, "Contingencies".

     During the quarter and nine months ended September 30, 2006, the Company contracted for trucking services with Gardenscape, a company that Mr. Kasmoch is the President and CEO of, totaling $22,019 and $62,360, respectively. The trade payable to Gardenscape at September 30, 2006 for these services was $16,983.


Note  3.     Long-Term  Debt

     The Company presently has a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at September 30, 2006) plus 1.5% and secured by a first lien on all assets of the Company. Two certificates of deposit totaling $125,000 from the Bank are held as a condition of maintaining the facility. The Company has currently renewed the line of credit through October 2007, and is not in violation of any financial covenants. At September 30, 2006, the Company had $375,000 of borrowing capacity under the credit facility. The amount owed on the term note as of September 30, 2006 was approximately $42,000 and this term note is expected to be paid in full in March 2007.

     In the third quarter 2006, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC, borrowed a total of $219,309 from Monroe Bank + Trust, to purchase trucks and a trailer that were placed into service during the quarter. A total of three term notes were issued, each at 8% for five years and each secured by equipment. The total amount owed on the notes as of September 30, 2006 was approximately $212,000 and all are expected to be paid in full by July 2011.


Note  4.     Contingencies  and  Other  Obligations  to  Related  Parties

     The Company leases its executive and administrative office in Toledo, Ohio, under a lease that extends through February 2007. The Company believes its relationship with its lessor is satisfactory. The total minimum rental commitment for the three months ending December 31, 2006 and 2007 is approximately $9,300 and $6,200, respectively. The total rental expense included in the statements of operations for the nine months ended September 30, 2006 and 2005 is approximately $27,900 and $28,200, respectively. The Company also leases various equipment on a month-to-month basis.

     In March 2006, the Company's Board of Directors approved a Consulting Agreement with DJH Holdings, LLC, a company owned by Daniel J. Haslinger, a current member of the Board and up until February 14, 2006, the Company's Chief Executive Officer. The consulting arrangement is for a six-month term, is terminable by DJH Holdings, LLC upon fifteen (15) days notice or by us upon ninety (90) days notice. Payments under the Consulting Agreement are $9,000 per month. The Consulting Agreement is effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.1, filed by the Company March 20, 2006.

     In March 2006, the Company's Board of Directors approved a Consulting Agreement with Carl Richard, a current member of the Board. The term of the Consulting Agreement is one (1) year, is terminable by Mr. Richard upon fifteen
(15) days notice or by us upon ninety (90) days notice. Payments under the Consulting Agreement are $1,600 per month. The Consulting Agreement is effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.2, filed by the Company March 20, 2006.

     In March 2006, the Company's Board of Directors approved a First Amendment to a Consulting Agreement dated July 1, 2004 with Terry J. Logan, a current member of the Board. The existing Consulting Agreement was scheduled to expire on June 30, 2006, and was extended an additional two (2) years from that date. The existing Consulting Agreement was filed as an exhibit to the Form 8-K filed on July 2, 2004 by N-Viro International Corporation. All other terms of the existing Consulting Agreement have been retained, with the exception of Section 5.4, referring to Dr. Logan's stock option compensation, which has been deleted by the First Amendment. Dr. Logan will continue to be compensated at a base fee of $87.50 per hour. The First Amendment to the Consulting Agreement is effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.3, filed by the Company March 20, 2006.

     In February 2006, the Company executed an Employment Agreement with Timothy
R. Kasmoch. Mr. Kasmoch is now employed by the Company as President and Chief Executive Officer, and is a member of the Company's Board of Directors. The Company and Mr. Kasmoch agreed primarily to enter into an employment arrangement which is for a one-year term, for $60,000 per year plus 50,000 unregistered shares of stock in the Company. The Employment Agreement is terminable with or without cause, and is effective at the date of agreement. A copy of the Employment Agreement was attached to a Form 8-K as Exhibit 10.1, filed by the Company February 21, 2006.

     In June 2005, J. Patrick Nicholson filed a Demand for Arbitration, seeking damages of $50,000 from the Company, based on a claimed breach of a Consulting Agreement dated August 28, 2003 between the Company and Mr. Nicholson. Mr. Nicholson also seeks rescission of his Consulting Agreement and reinstatement of a prior agreement between him and the Company, which was in effect prior to the order by the Delaware Chancery Court terminating a stockholder derivative suit. This arbitration proceeding was previously reported in a Form 10-QSB filed by the Company August 15, 2005. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. Discovery is still in process, and a hearing on the matter is likely to be scheduled for January 2007.

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

     On January 27, 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel the Company to allow him access to inspect our corporate and business books and records and our stockholder list, pursuant to a request under Section 220 of the Delaware General Corporation Law. No monetary relief is sought in this action. The Company contends that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled under
Section 220, and principally relate to his claims in the arbitration described above. The Company is vigorously defending this action and has filed a response in the Delaware Chancery Court, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-QSB.

     On July 11, 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following members of our Board of Directors: Daniel J. Haslinger, Phillip Levin,
R. Francis DiPrete and Terry J. Logan. The Complaint is seeking undeterminable damages and other relief from the named defendants, based on a claimed breach of fiduciary duty, common law fraud and violations of Section 10(b)(5) of the Securities Exchange Act of 1934. N-Viro filed a motion to dismiss the lawsuit on August 25, 2006. Before Mr. Nicholson responded to N-Viro's motion, Mr. Nicholson's attorneys filed a motion to withdraw as counsel from the case. The judge has given Mr. Nicholson until November 24, 2006 to find new counsel. If Mr. Nicholson is able to find new counsel, the motion to withdraw will be granted. The response to N-Viro's pending motion is due on December 22, 2006, with a likely hearing date in January.

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


Note  5.     New  Accounting  Standards

     In  September  2006,  the  Financial  Accounting  Standards  Board  issued
Statement of Accounting Standards No. 157, "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities, and also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. The Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the application of the provisions of Standard No. 157 to have a material impact on its financial position, results of operations or cash flows.

     In September 2006, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", and is an amendment to FASB Statements No. 87, 88, 106 and 132R. This Statement requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans, and applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. A requirement to recognize the funded status of a benefit plan and the disclosure requirements is effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. A requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the application of the provisions of Standard No. 158 to have a material impact on its financial position, results of operations or cash flows.


Note  6.     Segment  Information

     Earnings Variation Due to Business Cycles and Seasonal Factors. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

     For the third quarter of 2006, approximately 50% of the Company's revenue is from management operations, 46% from other domestic operations, 4% from foreign sources and 0% from research and development grants. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended September 30, 2006 and 2005 (dollars in thousands):




                                  Management                 Domestic      Foreign      Research &
                                  Operations                Operations    Operations   Development   Total
                     -------------------------------------  -----------  ------------  ------------  ------
                                              Quarter Ended September 30, 2006
                     --------------------------------------------------------------------------------------
Revenues             $                                 447  $       408  $         -   $         30  $  885
Cost of revenues                                       269          298            9             21     597
Segment profits                                        178          110           (9)             9     288
Identifiable assets                                    484          102            -              -     586
Depreciation                                            20           10            -              -      30

                                              Quarter Ended September 30, 2005
                     --------------------------------------------------------------------------------------
Revenues             $                                 397  $       528  $         -   $         23  $  948
Cost of revenues                                       277          390            3             19     689
Segment profits                                        120          138           (3)             4     259
Identifiable assets                                    244           52            -              -     296
Depreciation                                            14            3            -              -      17

                                             Nine Months Ended September 30, 2006
                     --------------------------------------------------------------------------------------
Revenues             $                               1,332  $     1,378  $        66   $         90  $2,866
Cost of revenues                                       743        1,002            1             82   1,828
Segment profits                                        589          376           65              8   1,038
Identifiable assets                                    484          102            -              -     586
Depreciation                                            54           16            -              -      70

                                             Nine Months Ended September 30, 2005
                     --------------------------------------------------------------------------------------
Revenues             $                               1,077  $     1,945  $        13   $         68  $3,103
Cost of revenues                                       763        1,431           10             57   2,261
Segment profits                                        314          514            3             11     842
Identifiable assets                                    244           52            -              -     296
Depreciation                                            44           11            -              -      55

A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended September 30, 2006 and 2005 is as follows (dollars in thousands):




                                                            Qtr. Ended      Nine Months Ended
                                                             Sept. 30           Sept. 30
                                                         ----------------  ------------------
                                                          2006     2005      2006      2005
                                                         -------  -------  --------  --------
Segment profits:
Segment profits for reportable segments                  $  288   $  259   $ 1,038   $   842
Corporate selling, general and administrative expenses     (445)    (288)   (1,358)   (1,005)
Other income (expense)                                       (1)     (35)       (5)     (173)
                                                         -------  -------  --------  --------
Consolidated loss before taxes                           $ (158)  $  (64)  $  (325)  $  (336)
                                                         =======  =======  ========  ========

Identifiable assets:
Identifiable assets for reportable segments              $  586   $  296   $   586   $   296
Corporate property and equipment                             20        8        20         8
Current assets not allocated to segments                  1,052    1,522     1,052     1,522
Intangible and other assets not allocated to
segments                                                    814    1,151       814     1,151
Consolidated assets                                      $2,472   $2,977   $ 2,472   $ 2,977
                                                         =======  =======  ========  ========

Depreciation and amortization:
Depreciation for reportable segments                     $   30   $   17   $    70   $    55
Corporate depreciation and amortization                      35       37       105       112
                                                         -------  -------  --------  --------
Consolidated depreciation and amortization               $   65   $   54   $   175   $   167
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

     Condensed financial information of Florida N-Viro, L.P. for the quarters ended September 30, 2006 and 2005 is as follows:





                            For the Quarter Ended Sept. 30
                            ------------------------------
                                     2006       2005
                                  ---------  ---------
Net sales                         $286,433   $293,830
Gross profit (loss)                (53,918)   (36,292)
Loss from continuing operations    (94,245)   (67,490)
Net loss                           (94,245)   (67,490)





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


Results  of  Operations

     Total revenues were $885,000 for the quarter ended September 30, 2006 compared to $948,000 for the same period of 2005. The net decrease in revenue is due primarily to a decrease in alkaline admixture sales and service fees and, a decrease in miscellaneous revenue. Our cost of revenues decreased to $597,000 in 2006 from $689,000 for the same period in 2005, and the gross profit percentage increased to 33% from 27% for the quarters ended September 30, 2006 and 2005, respectively. This increase in gross profit percentage is primarily due to the increased profitability of the facility management fee operations. Operating expenses increased for the comparative period, while our share of the loss of a joint venture, our interest in Florida N-Viro, L.P., decreased for the same period of 2006. These changes collectively resulted in a net loss of approximately $157,000 for the quarter ended September 30, 2006 compared to a net loss of $64,000 for the same period in 2005, an increase in the net loss of approximately $93,000.


Comparison of Three Months Ended September 30, 2006 with Three Months Ended September 30, 2005

     Our overall revenue decreased $63,000, or 7%, to $885,000 for the quarter ended September 30, 2006 from $948,000 for the quarter ended September 30, 2005. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $50,000 from the same period ended in 2005;

     b) Revenue from the service fees for the management of alkaline admixture decreased $74,000 from the same period ended in 2005;

     c) Our processing revenue, including facility management revenue, showed a net increase of $77,000 over the same period ended in 2005;

     d) Miscellaneous revenues decreased $23,000 from the same period ended in 2005; and

     e) Research and development revenue increased $7,000 from the same period ended in 2005.

     Our gross profit increased $29,000, or 11%, to $288,000 for the quarter ended September 30, 2006 from $259,000 for the quarter ended September 30, 2005, and the gross profit margin increased to 33% from 27% for the same periods. The increase in gross profit margin is primarily due to the increase in profitability of the facility management fee operations, as payroll-related costs associated with this operation in 2005 are accounted for in operating expenses for the same quarter in 2006.

     Our operating expenses increased $157,000, or 55%, to $445,000 for the quarter ended September 30, 2006 from $288,000 for the quarter ended September 30, 2005. The increase was primarily due to an increase of approximately $105,000 in employee payroll and related expenses, $34,000 in legal fees, $35,000 in consulting expense and $15,000 in director-related expenses. The increase in operating expenses was partially offset by a decrease of $17,000 in travel and sales-related expenses. Of the overall increase in operating expenses of $157,000 for the quarter ended, approximately $50,000 was from issuing stock or stock options as payment, of which $20,000 was from the change in the rules for accounting - See Note 1 "Stock Options", in Part I Notes to Consolidated Financial Statements.

     As a result of the foregoing factors, we recorded an operating loss of $156,000 for the quarter ended September 30, 2006 compared to an operating loss of $29,000 for the quarter ended September 30, 2005, an increase in the loss of approximately $128,000.

     Our net nonoperating expense decreased by $34,000 to net nonoperating expense of $1,000 for the quarter ended September 30, 2006 from net nonoperating expense of $35,000 for the quarter ended September 30, 2005. The decrease in nonoperating expense was primarily due to a reduction in the recognition of losses from our investment in Florida N-Viro, L.P., to a loss of $-0- in 2006 from a loss of $32,000 in 2005.

     We recorded net loss of approximately $157,000 for the quarter ended September 30, 2006 compared to a net loss of $64,000 for the same period ended in 2005, an increase in the loss of approximately $93,000.

     For the quarter ended September 30, 2006 and 2005, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


Comparison of Nine Months Ended September 30, 2006 with Nine Months Ended September 30, 2005

     Our overall revenue decreased $236,000, or 8%, to $2,866,000 for the nine months ended September 30, 2006 from $3,102,000 for the nine months ended September 30, 2005. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $195,000 from the same period ended in 2005;

     b) Revenue from the service fees for the management of alkaline admixture decreased $283,000 from the same period ended in 2005;

     c) Our processing revenue, including facility management revenue, showed a net increase of $282,000 over the same period ended in 2005;

     d) Miscellaneous revenues decreased $63,000 from the same period ended in 2005; and

     e) Research and development revenue increased $23,000 from the same period ended in 2005.

     Our gross profit increased $196,000, or 23%, to $1,038,000 for the nine months ended September 30, 2006 from $842,000 for the nine months ended September 30, 2005, and the gross profit margin increased to 36% from 27% for the same periods. The increase in gross profit margin is primarily due to the increase in approximately $66,000 of foreign royalty fee revenue at virtually no cost, and increased profitability of the facility management fee operations. The foreign source royalty fee represents past royalties due from a licensee for the years 2002 through 2006, but will not be collected from the licensee in the future. The increase in profitability from the management fee operations was partially due to a shutdown for part of the second quarter ended in 2005 not repeated in the same quarter in 2006, and payroll-related costs associated with this operation in 2005 are accounted for in operating expenses in 2006.

     Our operating expenses increased $353,000, or 35%, to $1,358,000 for the nine months ended September 30, 2006 from $1,005,000 for the nine months ended September 30, 2005. The increase was primarily due to an increase of approximately $197,000 in employee payroll and related expenses, $112,000 in legal fees, $16,000 in the write-off of fixed assets abandoned during the quarter, $55,000 in consulting expense, $30,000 in director-related expense and $13,000 in travel and sales-related expense. Of the overall increase in operating expenses of $353,000, approximately $154,000 was from issuing stock or stock options as payment, of which $57,000 was from the change in the rules for accounting - See Note 1 "Stock Options", in Part I Notes to Consolidated Financial Statements. The increase in operating expenses was partially offset by a decrease of $31,000 in stockholder relations fees, as a result of deferring the annual meeting until November, 2006.

     As a result of the foregoing factors, we recorded an operating loss of $320,000 for the nine months ended September 30, 2006 compared to an operating loss of $163,000 for the nine months ended September 30, 2005, an increase in the loss of approximately $157,000.

     Our net nonoperating expense decreased by $167,000 to net nonoperating expense of $5,000 for the nine months ended September 30, 2006 from net nonoperating expense of $173,000 for the nine months ended September 30, 2005. The decrease in nonoperating expense was primarily due to a reduction in the recognition of losses from our investment in Florida N-Viro, L.P., to a loss of $-0- in 2006 from a loss of $156,000 in 2005.

     We recorded net loss of approximately $325,000 for the nine months ended September 30, 2006 compared to a net loss of $336,000 for the same period ended in 2005, a decrease in the loss of approximately $11,000.

     For the nine months ended September 30, 2006 and 2005, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


Liquidity  and  Capital  Resources

     We had a working capital deficit of approximately $98,000 at September 30, 2006, compared to a working capital deficit of $41,000 at December 31, 2005, resulting in a decrease in working capital of $57,000. Current assets at September 30, 2006 included cash and investments of approximately $309,000 (including restricted cash of approximately $131,000), which is a decrease of $44,000 from December 31, 2005.

     Our cash flow provided by operations for the first nine months ended September 30, 2006, was approximately $174,000, an increase of approximately $38,000 from the same period in 2005. This increase was principally due to the increase of non-cash items of approximately $39,000.

     We presently have a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at September 30, 2006) plus 1.5% and secured by a first lien on all of our assets. Two certificates of deposit totaling $125,000 from the Bank are held as a condition of maintaining the facility. We have currently renewed the line of credit through October 2007, and are not in violation of any financial covenants. At September 30, 2006, we had $375,000 of borrowing capacity available under the credit facility. The amount owed on the term note as of September 30, 2006 was approximately $42,000 and we expect to pay it in full by March 2007.

     In the third quarter 2006, our wholly-owned subsidiary, Bio-Mineral Transportation LLC, borrowed a total of $219,309 from Monroe Bank + Trust, to purchase trucks and a trailer that were placed into service during the quarter. A total of three term notes were issued, each at 8% for five years and each secured by equipment. The total amount owed on the notes as of September 30, 2006 was approximately $212,000 and all are expected to be paid in full by July 2011.

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


Off-Balance  Sheet  Arrangements

     At September 30, 2006, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

     The following table summarizes our contractual cash obligations at September 30, 2006, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



                                                    Payments Due By Period
                                    Note #    Total    Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                    -------  --------  -----------------  ------------  ------------  --------------
Purchase obligations                    (1)  $134,600  $          80,000  $     54,600  $          -  $            -
Long-term debt obligations              (2)   254,115             79,710       133,152        41,253               -
Operating leases                        (3)    26,383             24,133         2,250             -               -
Capital lease obligations                           -                  -             -             -               -
Other long-term debt obligations                    -                  -             -             -               -
                                             --------  -----------------  ------------  ------------  --------------

Total contractual cash obligations           $415,098  $         183,843  $    190,002  $     41,253  $            -
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



Item  3.        Controls  and  Procedures

Disclosure  Controls  and  Procedures

     As of September 30, 2006, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of September 30, 2006, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item  1.  Legal  proceedings

     In June 2005, J. Patrick Nicholson filed a Demand for Arbitration, seeking damages of $50,000 from the Company, based on a claimed breach of a Consulting Agreement dated August 28, 2003 between the Company and Mr. Nicholson. Mr. Nicholson also seeks rescission of his Consulting Agreement and reinstatement of a prior agreement between him and the Company, which was in effect prior to the order by the Delaware Chancery Court terminating a stockholder derivative suit. This arbitration proceeding was previously reported in a Form 10-QSB filed by the Company August 15, 2005. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. Discovery is still in process, and a hearing on the matter is likely to be scheduled for January 2007.

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

     On January 27, 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel the Company to allow him access to inspect our corporate and business books and records and our stockholder list, pursuant to a request under Section 220 of the Delaware General Corporation Law. No monetary relief is sought in this action. The Company contends that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled under
Section 220, and principally relate to his claims in the arbitration described above. The Company is vigorously defending this action and has filed a response in the Delaware Chancery Court, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-QSB.

     On July 11, 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete and Terry J. Logan. The Complaint is seeking undeterminable damages and other relief from the named defendants, based on a claimed breach of fiduciary duty, common law fraud and violations of Section 10(b)(5) of the Securities Exchange Act of 1934. N-Viro filed a motion to dismiss the lawsuit on August 25, 2006. Before Mr. Nicholson responded to N-Viro's motion, Mr. Nicholson's attorneys filed a motion to withdraw as counsel from the case. The judge has given Mr. Nicholson until November 24, 2006 to find new counsel. If Mr. Nicholson is able to find new counsel, the motion to withdraw will be granted. The response to N-Viro's pending motion is due on December 22, 2006, with a likely hearing date in January 2007.

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

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

     On September 1, 2006, we issued 12,500 shares of unregistered common stock to Timothy Kasmoch, Chief Executive Officer, pursuant to the terms of his employment agreement of February, 2006. See Note 4, "Contingencies".


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


          N-VIRO INTERNATIONAL CORPORATION


Date:     November 9, 2006      /s/  Timothy R. Kasmoch
          ----------------      -----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     November 9, 2006      /s/  James K. McHugh
          ----------------      ---------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit No.     Document
     -----------     --------
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