Form 10KSB
period 2006-12-31
N-VIRO INTERNATIONAL CORP
filed 2007-04-02
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

(MARK ONE)
    X                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                       OR

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

Yes  No   X
        ---

State  registrant's  revenues  for  its  most  recent fiscal year:    $3,620,000

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the Over The Counter Bulletin Board as of March 16, 2007 was approximately $6,976,000.

The number of shares of Common Stock of the registrant outstanding as of March 16, 2007 was 3,878,697.

The number of shares of Preferred Stock of the registrant outstanding as of March 16, 2007 was -0-.

Transitional  Small  Business  Disclosure  Format  (Check  One):
Yes  No   X
        ---

                       DOCUMENTS INCORPORATED BY REFERENCE
          NONE.

                                      INDEX



                                                                   PAGE
                                                                   ----


          PART I
          ------


Item 1.   Business                                                    2


Item 2.   Properties                                                 10


Item 3.   Legal Proceedings                                          11


Item 4.   Submission of Matters to a Vote of Security Holders        12



          PART II
          -------


Item 5.   Market for Registrant's Common Equity, Related             13
          Stockholder Matters and Small Business Issuer Purchases
          of Equity Securities


Item 6.   Management's Discussion and Analysis or                    14
          Plan of Operations


Item 7.   Financial Statements                                       26


Item 8.   Changes in and Disagreements with Accountants              27
          on Accounting and Financial Disclosure


Item 8A.  Controls and Procedures                                    27


Item 8B.  Other Information                                          27



          PART III
          --------


Item 9.   Directors and Executive Officers of the Registrant         27


Item 10.  Executive Compensation                                     27


Item 11.  Security Ownership of Certain Beneficial Owners            28
          and Management and Related Stockholder Matters


Item 12.  Certain Relationships and Related Transactions             28


Item 13.  Exhibits                                                   28


Item 14.  Principal Accountant Fees and Services                     30

                                     PART I

FORWARD-LOOKING  STATEMENTS

     This 10-KSB contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services;
(vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-KSB, including under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.          BUSINESS

GENERAL

     We were incorporated in Delaware in April, 1993, and became a public company in October 1993. We own and license the N-Viro Process, a patented technology to treat and recycle wastewater sledges and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electric utilities and other industries. See "The N-Viro Process," below.

     Our business strategy went from being a low cost provider of a process to marketing the N-Viro Process, which produces an "exceptional quality" sludge product, as defined in the 40 CFR Part 503 Sludge Regulations under the Clean Water Act of 1987 (the "Part 503 Regs"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will build and operate an N-Viro facility. To date, our revenues primarily have been derived from licensing the N-Viro Process to treat and recycle wastewater sludge generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. We have also operated N-Viro facilities for third parties on a start-up basis and currently operate one N-Viro facility on a contract management basis. At the end of 2006 we acquired and now manage a merchant facility which accepts wastewater sludge from several sources in the Orlando area.

THE  N-VIRO  PROCESS

     The N-Viro Process is a patented process for the treatment and recycling of bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sledges from municipal wastewater treatment facilities. N-Viro SoilTM produced according to the N-Viro Process specifications is an "exceptional quality" sludge product under the Part 503 Regs.

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

N-VIRO  PROCESS  FACILITIES

     Our principal facility is in Toledo, Ohio and is managed by us through a Contract Management Agreement with the City of Toledo. Revenue generated from and related to the Toledo operation accounts for about 47% of our total revenue. We process a portion of Toledo's wastewater sludge and may sell the resulting N-Viro Soil product. In 2004, the City exercised its option to renew the contract for an additional five years through 2009. Currently, the contract is in its nineteenth year of operation. With the renewal, our price was renegotiated and we consider our relationship with the City of Toledo to be satisfactory.

     In late December 2006, we acquired Headwaters Inc.'s ownership interest in Florida N-Viro L.P. (Florida N-Viro), which owns a municipal biosolids processing plant located in Volusia County, Florida. The plant had been jointly owned by us and Pennsylvania-based VFL Technology Corporation (VFL) - a subsidiary of Headwaters - since 1995. The plant currently processes biosolids for Daytona Beach and five other municipalities within a 100 mile radius, including the City of Altamonte Springs, the City of Englewood, Seminole County, St. Johns County and Volusia County. Headwaters Resources, Inc. (HRI), an affiliate of VFL, will continue to be the sole source supplier of by-products to Florida N-Viro's operating facility, unless HRI can not supply the full requirements of Florida N-Viro for such by-products.

     Including the facilities in Toledo, Ohio and Volusia County, Florida, there are currently more than 35 wastewater treatment facilities throughout the world treating sludge using the N-Viro Process. We estimate that these facilities are treating and recycling sludge at an annualized rate of over 110,000 dry tons per year. In addition, there are several licensees not currently operating, including both international and domestic contractors or public generators, who are in the process of developing or designing site-specific N-Viro facilities.

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

SALES  AND  MARKETING  OF  N-VIRO  PROCESS

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


     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. Currently, approximately 47% of our revenue is from management operations, 49% from other domestic operations, 2% from research and development grants and 2% from foreign operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of our business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 7 hereof.

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

RESEARCH  AND  DEVELOPMENT

     Research and development on N-Viro Soil had been, through 2005, performed primarily by BioCheck Laboratories, a former wholly-owned subsidiary of ours, and Dr. Terry J. Logan. Dr. Logan, a long-time director who resigned from our board in November 2006, continues to direct our research and patent development work under a consulting agreement that became effective July 1, 2004. During 2006, our research and development expenses were approximately $82,600.

     In addition, in 2006 we received a grant of $90,000 for process and product research. This was the last year of this grant contract. We continue to investigate methods to shorten drying time, improve the BioDry process, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro Soil to a variety of end-users. Several developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by immobilizing carbon dioxide in N-Viro Soil and (ii) improve the quality and value of N-Viro Soil. In addition, we have developed a dryer system which reduces processing time while continuing to permit the survival of beneficial microflora. Our BioBlendTM, which uses N-Viro Soil as a reagent to accelerate and deodorize yard waste composting, is being utilized to produce topsoil at the Englewood, Ohio N-Viro facility and at several other licensed facilities.

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

     Some early N-Viro patents were developed jointly with the former Medical College of Ohio, now under the name of the Medical University of Ohio (in
Toledo, OH), or the MUO. Because of the joint development of early N-Viro patents with the MUO, we agreed that the rights of MUO to any intellectual property that is being developed, patentable or patented, would generate royalties payable by us to MUO. We and MUO have also agreed that future claims to the N-Viro Soil process is one-quarter of one percent (1/4%) of technical revenues. MUO rights to BioBlend and other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties expensed to MUO through December 31, 2006 are approximately $65,000.

CURRENT  DEVELOPMENTS

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

INDUSTRY  OVERVIEW

     Disposal. Landfilling, incineration and ocean dumping have traditionally provided inexpensive, reliable methods of sludge disposal. Ocean dumping was banned in the United States in December 1992. Under the Part 503 Regs, landfilling and incineration remain permissible sludge management alternatives but have become subject to more stringent regulatory standards. The vast majority of states have some site restrictions or other management practices governing the disposal of sludge in landfills. Amendments to the Clean Air Act governing incineration and disposal of residual ash also impose stricter air emission standards for incineration in general, and the Part 503 Regs impose additional specific pollutant limits for sludge to be incinerated and for the resulting air emissions.

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

     "Exceptional quality" sludge products are treated by the EPA as fertilizer material, thereby exempting these products from federal restrictions on their agricultural use or land application. N-Viro Soil that is produced according to N-Viro Process specifications meets the pollutant concentration limits and other standards set forth in the Part 503 Regs and, therefore, is an "exceptional quality" sludge product that exceeds the EPA's standards for unrestricted agricultural use and land application. Lower quality sludge, including sludge-based products that meet Class B pathogen levels and certain pollutant control and pest attraction requirements, may also be applied to the land for beneficial use but are subject to greater record keeping and reporting requirements and restrictions governing, among other items, the type and location of application, the volume of application and limits on cumulative levels of metals. Sludge applied to the land for agricultural use must meet Class B pathogen levels and, if applied in bulk, require an EPA permit.

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

     An EPA survey estimated that sludge generators in the United States utilized landfilling, incineration, surface disposal and ocean dumping as sludge management alternatives for approximately two-thirds of wastewater sludge generated. Although ocean dumping has been banned, other methods of sludge disposal remain permissible sludge management alternatives under the Part 503 Regs, and in many instances will be less expensive than treatment methods, including the N-Viro Process.

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

     The Part 503 Regulations. Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use. Sewage sludge and the use and disposal thereof is regulated under the Clean Water Act. On February 19, 1993, the EPA published the Part 503 Regs under the Clean Water Act implementing the EPA's "exceptional quality" sludge program. These regulations establish sludge use and disposal standards applicable to approximately 35,000 publicly and privately owned wastewater treatment plants in the United States, including approximately 13,000 to 15,000 publicly owned treatment works, or POTWs. Under the Part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" sludge products and are not subject to any federal restrictions on agricultural use or land application. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" sludge product. Lower quality sludge and sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants. Agricultural application of these lower quality sludge in bulk amounts also requires an EPA permit. Agricultural and land applications of all sludge and sludge products, including N-Viro Soil and other "exceptional quality" sludge products, are typically subject to state and local regulation and, in most cases, require a permit.

     In order to ensure compliance with the Part 503 Regs, we review the results of regular testing of sludge required by the EPA to be conducted by wastewater treatment plants, and itself tests N-Viro Soil produced at N-Viro facilities on a regular basis. In general, we do not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product. In five N-Viro facilities, however, we have permitted the use of the N-Viro Process to produce a product that is not an "exceptional quality" sludge product due to the high pollutant levels of the resulting product. This product is not considered to be N-Viro Soil and is used solely for landfill cover at adjacent landfills. In addition, we have previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product.

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

     Although neither the alkaline admixture nor wastewater sludge used in the N-Viro Process are regulated as hazardous waste under RCRA, states may impose restrictions that are more stringent than federal regulations. Accordingly, the raw materials used in the N-Viro Process may be regulated under some state hazardous waste laws as "special wastes," in which case specific storage and record keeping requirements may apply.

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

EMPLOYEES

     As of December 31, 2006, we had 15 employees. Four of our employees were engaged in sales and marketing; three were in finance and administration and eight were in operations. We consider our relationship with our employees to be satisfactory.

     We are a party to a collective bargaining agreement (the "Labor Agreement") covering four employees of National N-Viro Tech, Inc., our wholly-owned subsidiary. The employees that are covered by the Labor Agreement work at the Toledo, Ohio N-Viro facility, which is operated by us for the City of Toledo on a contract management basis. These employees are members of the International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers Local Union No. 20, and we consider our relationship with the organization to be satisfactory. In 2005, the Labor Agreement was extended through October 31, 2009.

PATENTS  AND  PROPRIETARY  RIGHTS

     We have several patents and licenses relating to the treatment and processing of biosolids. While there is no single patent that is material to our business, we believe that our aggregate patents are important to our prospects for future success. However, we cannot be certain that future patent applications will be issued as patents or that any issued patents will give us a competitive advantage. It is also possible that our patents could be successfully challenged or circumvented by competition or other parties. In addition, we cannot assure that our treatment processes do not infringe patents or other proprietary rights of other parties.

     In addition, we make use of our trade secrets or "know-how" developed in the course of our experience in the marketing of our services. To the extent that we rely upon trade secrets, unpatented know-how and the development of improvements in establishing and maintaining a competitive advantage in the market for our services, we can provide no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technologies to compete with our services.

SECURITIES AND EXCHANGE COMMISSION

     As a public company, we are required to file periodic reports, as well as other information, with the Securities and Exchange Commission (SEC) within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC's web site located at http://www.sec.gov.

     We maintain a corporate Web site at http://www.nviro.com, on which investors may access free of charge our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC. In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request at (419) 535-6374.


ITEM  2.          PROPERTIES

     Our executive and administrative offices are located in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. We believe our relationship with our lessor is satisfactory. Our lease expired on February 28, 2007, and we have not renewed it at this time. The total minimum rental commitment for the year ending December 31, 2007 is approximately $6,200. The total rental expense included in the statements of operations for each of the years ended December 31, 2006 and 2005 is approximately $37,500. We also lease various equipment on a month-to-month basis.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro and now operate its facility in Volusia County, Florida. We maintain an office in Daytona Beach under a lease with the County of Volusia, Florida renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2007 and 2008 is $48,000 each year. The total rental expense included in the statements of operations for each of the years ended December 31, 2006 and 2005 is zero, as this property commitment was acquired pursuant to the Share Purchase Agreement with VFL Technology Corporation, signed December 28, 2006, but effective on December 31, 2006. We also lease various equipment on a month-to-month basis at our Florida operation.

     To date, we have licensed the N-Viro Process to municipalities in the eastern United States principally for use in municipally-owned wastewater treatment plants. As of December 31, 2006, there were more than 35 N-Viro facilities operating throughout the world. All of the existing N-Viro facilities are owned and operated by third parties, with the exception of two municipally-owned N-Viro facilities - the Toledo, Ohio facility which has been operated by us on a contract management basis since January 1990, and the Volusia County, Florida facility which had been operated by Florida N-Viro on a contract management basis since approximately 1998.


ITEM  3.          LEGAL  PROCEEDINGS.

     In June 2005, J. Patrick Nicholson filed a Demand for Arbitration, seeking damages of $50,000 from the Company, based on a claimed breach of a Consulting Agreement dated August 28, 2003 between the Company and Mr. Nicholson. Mr. Nicholson also sought rescission of his Consulting Agreement and reinstatement of a prior agreement between him and the Company, which was in effect prior to the order by the Delaware Chancery Court terminating a stockholder derivative suit. This arbitration proceeding was previously reported in a Form 10-QSB filed by the Company August 15, 2005. On July 13, 2005, the Company's Board of Directors voted to terminate for cause the Consulting Agreement with J. Patrick Nicholson, based on numerous specific instances of violations of the terms of the Consulting Agreement by him. The Consulting Agreement, filed as Exhibit B to the Form 8-K filed August 29, 2003, contained a term ending no earlier than five years from the date of the contract. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Consulting Agreement, exclusive of any other payouts earnable. In November 2005, Mr. Nicholson filed an amended complaint pertaining to his Demand for Arbitration, which added as an additional claim wrongful termination. Mr. Nicholson is a reporting beneficial owner of approximately 5.6% of the Company's outstanding common stock, as of the date of his last Form SC 13D/A filed January 4, 2007. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. A hearing on the matter was held in January 2007, and is expected to conclude in April 2007.

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

     On July 11, 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the
following members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete and Terry J. Logan. The Complaint is seeking undeterminable damages and other relief from the named defendants, based on a claimed breach of fiduciary duty, common law fraud and violations of Section 10(b)(5) of the Securities Exchange Act of 1934. We filed a motion to dismiss the lawsuit on August 25, 2006. Before Mr. Nicholson responded to our motion, Mr. Nicholson's attorneys filed a motion to withdraw as counsel from the case, and new counsel appeared. Mr. Nicholson has requested an opportunity to amend his complaint, and has been given until April 2, 2007 to do that. We then have until May 1, 2007 to renew our motion to dismiss. All discovery has been stayed pending the anticipated motion to dismiss.

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


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On November 26, 2006, we held our Annual Meeting of Stockholders. The matters on which the stockholders voted, in person or by proxy, were:

     - the election of three Class II directors to our board of directors; and
     - the ratification of UHY LLP as our independent outside auditors for the fiscal year ending December 31, 2006.

ELECTION OF BOARD OF DIRECTORS:



DIRECTOR           VOTES FOR  VOTES WITHHELD
-----------------  ---------  --------------

Timothy Kasmoch    2,340,329       1,047,972
-----------------  ---------  --------------
James Hartung      2,298,862       1,089,439
-----------------  ---------  --------------
Michael Nicholson  1,586,518       1,801,783
-----------------  ---------  --------------


Michael Nicholson did not receive a vote for by a majority of the shares outstanding and was not re-elected to the Board of Directors. In accordance with our Bylaws and Delaware law, he remained a director until his resignation on December 7, 2006, at which time Thomas L. Kovacik was appointed to replace Mr. Nicholson.



RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS:



VOTES FOR  VOTES AGAINST  VOTES ABSTAIN
---------  -------------  -------------

2,928,910        361,391         98,000
---------  -------------  -------------

                                     PART II

ITEM  5.          MARKET  FOR  REGISTRANT'S  COMMON  EQUITY, RELATED STOCKHOLDER
MATTERS  AND
     SMALL  BUSINESS  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

MARKET INFORMATION

     Our shares of Common Stock are quoted on the OTC Bulletin Board under the symbol "NVIC.OB". The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The price range per share of the Common Stock since January 1, 2005, was as follows:




Quarter      High    Low
-----------  -----  -----
First 2005   $2.80  $1.70
Second 2005  $2.02  $1.27
Third 2005   $2.88  $1.50
Fourth 2005  $1.90  $1.20
First 2006   $1.75  $1.12
Second 2006  $1.40  $0.64
Third 2006   $1.51  $0.60
Fourth 2006  $2.21  $1.20



Our  stock  price  closed  at  $2.55  per  share  on  March  16,  2007.

HOLDERS

     As of March 16, 2007, the number of holders of record of our Common Stock was approximately 180.

DIVIDENDS

     We have never paid dividends with respect to our Common Stock. Payment of dividends is within the discretion of our Board of Directors and would depend, among other factors, on our earnings, capital requirements and our operating and financial condition.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                                                                           Number of securities
                                          Number of securities                           remaining available for
                                              to be issued        Weighted-average        future issuance under
                                            upon exercise of      exercise price of        equity compensation
                                          outstanding options,  outstanding options,   plans (excluding securities
Plan category                             warrants and rights    warrants and rights     reflected in column (a))
---------------------------------------   --------------------  ---------------------  ----------------------------

Equity compensation plans
    approved by security holders . . . .             1,031,875  $                2.12                       250,625

Equity compensation plans
    not approved by security holders (1)               963,351  $                1.89                           -0-
---------------------------------------   --------------------  ---------------------  ----------------------------
Total. . . . . . . . . . . . . . . . . .             1,995,226  $                2.01                       250,625

--------------------------------------------------------------------------------

(1) Represents 593,351 warrants to purchase our Common Stock, issued to subscribers as part of a private placement of shares of Common Stock during 2004 and 2005, all issued at $1.85 per share. Also represents 120,000 warrants to purchase our Common Stock, issued to Strategic Asset Management, Inc., in 2005 as part of an agreement to provide consulting services, issued at $1.84 per share. And finally, also 250,000 represents warrants to purchase our Common
Stock, issued to certain members of the Board of Directors and, an outside consultant pursuant to an investor relations agreement, in December 2006 in payment for services rendered, issued at $2.00 per share.


UNREGISTERED  SALES  OF  SECURITIES

     On March 1, June 1, September 1 and December 1, 2006, we issued 12,500 shares (a total of 50,000 shares) of unregistered common stock to our Chief Executive Officer and member of our Board of Directors, Timothy R. Kasmoch, pursuant to the terms of his employment agreement dated February, 2006. See
Note 6 of the Financial Statements contained in Item 7 of this Form 10-KSB, under the caption "Commitments and Contingencies".

     Effective on December 22, 2006, we entered into an investor relations agreement between us and Institutional Analyst, Inc. (IA) of Chicago, Illinois. In consideration for IA's services under the agreement, we paid IA $10,000 and issued a warrant to purchase 100,000 shares of our common stock at $2.00 per share. The warrant is exercisable by IA immediately and has an expiration date of December 22, 2007. In addition, the agreement provides that IA is entitled to piggyback registration rights with respect to all of the shares underlying the warrant on any future registration statements filed by us, other than a registration statement filed on Form S-4 or S-8. A copy of the Warrant was attached to the Form 8-K filed January 31, 2007, as Exhibit 99.1.

     On December 30, 2006, we approved a 2-year extension of the financial public relations agreement with Strategic Asset Management, Inc. ("SAMI"). We originally entered into the agreement on September 15, 2005, and it was scheduled to expire on September 15, 2007. In consideration for this extension of time, we issued to SAMI 100,000 shares of our common stock. A copy of the original agreement was filed as an exhibit to the Form 8-K filed by us on October 12, 2005.

     On December 30, 2006, we issued warrants to purchase shares of our common stock to four members of our Board of Directors as follows: R. Francis DiPrete (75,000 shares), Joseph Scheib (32,000 shares), Carl Richard (32,000 shares) and James Hartung (11,000 shares). Each warrant has an exercise price of $2.00 per share, is exercisable immediately and has an expiration date of December 30, 2009. A form of the warrant issued to each director (except for the number of shares which are specified above) was attached to the Form 8-K filed January 31, 2007, as Exhibit 99.2.

     All of the foregoing issuances were issued pursuant to exemptions from registration under Section 4(2) of the Securities and Exchange Act of 1933. The Company did not receive any cash proceeds from any of the foregoing issuances.


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

     The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:


                     For the Year Ended December 31,
                        2006    2005
                       ------  ------
Technology fees         13.5%   10.4%
Facility management     30.8%   25.9%
Products and services   55.7%   63.7%
                       ------  ------
Totals                 100.0%  100.0%
                       ======  ======


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

     Our policy is to record the revenues payable to us pursuant to agency and license agreements when we have fulfilled our obligations under the relevant contract, except when it pertains to a foreign license agreement. In the case of foreign licenses, revenue is recorded when cash is received and when we have fulfilled our obligations under the relevant foreign agreement.

RESULTS  OF  OPERATIONS

     The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.


                                       Year Ended        Period to Period     Year Ended
                                       December 31,       Percentage         December 31,
                                         2006                Change              2005
                                       ----------         -------------      -----------

(Dollars in thousands)
-------------------------------------
COMBINED STATEMENT OF
    OPERATIONS DATA:

Revenues. . . . . . . . . . . . . . .  $3,620            (13.5%)             $ 4,185

Cost of revenues. . . . . . . . . . .   2,401            (18.5%)               2,948
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   1,219             (1.4%)               1,237

Operating expenses. . . . . . . . . .   2,885             105.4                1,405
                                       ------                                --------

                                       (1,666)                *                 (168)

Other income (expense). . . . . . . .     (24)                *                 (105)
                                       ------                                --------

Loss before income tax expense. . . .  (1,690)                *                 (273)

Federal and state income tax expense.       0                 *                    0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . . $(1,690)                *               $ (273)
                                       =======                                  =====





PERCENTAGE OF REVENUES:
Revenues. . . . . . . . . . . . . . .  100.0%                                  100.0%

Cost of revenues. . . . . . . . . . .   66.3                                    70.4
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   33.7                                    29.6

Operating expenses. . . . . . . . . .   79.7                                    33.6
                                       ------                                --------

                                       (46.0)                                   (4.0)

Other income (expense). . . . . . . .  ( 0.7)                                    2.5
                                       ------                                --------

Loss before income tax expense. . . .  (46.7)                                   (6.5)

Federal and state income tax expense.    0.0                                     0.0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . .  (46.7%)                                 (6.5%)
                                       =======                                  =====


* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON  OF  YEAR  ENDED  DECEMBER 31, 2006 WITH YEAR ENDED DECEMBER 31, 2005

     Revenues decreased $564,000, or approximately 13%, to $3,620,000 for the year ended December 31, 2006 from $4,184,000 for the year ended December 31, 2005. The decrease in revenue was due to a net decrease in revenue from existing on-line facilities, primarily due to the following factors:

     a) Sales of alkaline admixture decreased $249,000 from the same period ended in 2005;

     b) Revenue from the service fees for the management of alkaline admixture decreased $434,000 from the same period ended in 2005;

     c) Our processing revenue, including facility management revenue, showed a net increase of $199,000 over the same period ended in 2005; and

     d) Miscellaneous revenues decreased $81,000 from the same period ended in 2005;

     The decrease in both the sales and management service fees of the alkaline admixture was from a net volume loss of tonnage at facilities no longer using the N-Viro process as their primary disposal technology. A facility that represented approximately 21% of our 2004 gross revenue stopped using our process in 2005 and has not resumed production at this time. This represented a total of approximately $458,000 of revenues in 2005, from both the sale and management of the alkaline admixture revenue.

     The increase in processing revenue of $199,000 was primarily from an increase in N-Viro Soil sales, representing over $116,000 of the increase. Processing volume of facility management revenue was up slightly at 3%, or $33,000 gross revenue, and the last part of the increase was the one-time realization of $66,000 for past royalties from an international licensee received in 2006. From 2005 to 2006, the net cost per ton for the sale and distribution cost of the N-Viro Soil product decreased from $1.82 to $0.17 per ton shipped, or a $1.65 per ton decrease. However, we distributed 12,400 less tons of product in 2006 than 2005, or approximately 19% of the 2005 total.

     Our gross profit decreased $17,000, or 1%, to $1,219,000 for the year ended December 31, 2006 from $1,237,000 for the year ended December 31, 2005, but the gross profit margin increased to 34% from 30% for the same periods. The increase in gross profit margin is primarily due to the increase in profitability of the facility management fee operation of $133,000, as payroll-related costs of approximately $65,000 associated with this operation in 2005 are accounted for in operating expenses in 2006. Had this accounting change not happened for 2006 the gross profit margin would have increased to 32% from 30%. Also contributing to the gross profit margin increase is the increase in net royalty revenue of $51,000, all of which had no associated cost of revenue.

     Our operating expenses increased $1,480,000, or 105%, to $2,885,000 for the year ended December 31, 2006 from $1,405,000 for the year ended December 31, 2005. The increase was primarily due to a net increase of approximately $758,000 in employee payroll and expenses, $309,000 in director-related costs, $89,000 for legal fees, $94,000 in increases to the bad debt reserve and $58,000 in consulting fees and expenses. Included in the increase for employee payroll was $492,000 for the value of stock options granted in late 2006 to three officers and $49,000 for stock options granted in previous years - both events now required to be expensed under new accounting rules starting in 2006. Also, $55,000 was expensed for the value of unregistered stock issued to our CEO, Timothy Kasmoch, pursuant to his employment agreement of February 2006.

Included in the increase for director-related costs was $92,000 for the value of stock options granted as compensation for board meetings during 2006, and $225,000 for the value of warrants issued in late 2006 to four directors for services rendered. All totaled, approximately $858,000 of expense was recorded for stock options and warrants in 2006 to directors and officers. In consulting expenses, $161,000 was recorded as the value of unregistered stock given in 2005 to Strategic Asset Management, Inc., pursuant to the September 2005 financial public relations agreement. See Item 5, "Unregistered Sales of Securities".

Of our total operating expenses in 2006 of $2,885,000, approximately $1,074,000 were non-cash expenses for stock options, warrants and stock issued during the year. Our increase of $1,480,000 in operating costs contained an increase of $1,030,000 in these non-cash expenses.

     Our nonoperating income (expense) decreased by $81,000 to expense of $25,000 for the year ended December 31, 2006 from expense of $105,000 for the year ended December 31, 2005. The decrease in nonoperating income was primarily due to a decrease in the loss of $186,000 in the equity of a joint venture, to a loss of $-0- in 2006 from a loss of $186,000 in 2005. Offsetting this decrease in nonoperating income was that in 2005 we recorded a one-time gain on the forgiveness of debt due our former general law firm of $108,000, but had no such transaction in 2006, for a net decrease in the gain on legal debt forgiven of $108,000.

     We recorded a net loss of approximately $1,690,000 for the year ended December 31, 2006 compared to a net loss of approximately $273,000 for the year ended December 31, 2005, an increase in the loss of approximately $1,417,000.

     We  recorded  a  loss  of  approximately  $186,000  on our share of Florida
N-Viro, L.P. in 2005. As of December 31, 2004, our investment in the joint venture reflected zero value on our balance sheet due to previous losses, and further losses in 2005 were added to the allowance to reserve the Note Receivable due from Florida N-Viro, until this also reached a zero value on our balance sheet in November 2005. In 2006, we were not able to recognize further losses by Florida N-Viro, as more fully describe in "Liquidity and Capital Resources" below.

INFLATION

     We believe that inflation has not had a material impact to date on our operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $350,000 at December 31, 2006 compared to a deficit of $41,000 at December 31, 2005, a decrease of approximately $309,000. Current assets at December 31, 2006 include cash of $219,000, a decrease of approximately $134,000 from December 31, 2005, and of which approximately $131,500 is restricted under our Bank credit agreement to secure the credit facility. The decrease in working capital was principally due to the operating loss in 2006, offset by the issuance and expensing of stock, stock options and warrants issued during the year. The operating losses were funded primarily from increased draws to the line of credit and extending out payments on trade payables.

     In 2006 our cash flow provided by operations was approximately $39,000, a decrease of approximately $247,000 from 2005. This decrease was principally due to the positive change in working capital of approximately $310,000, increased by $521,000 in the amount of stock, warrants and stock options issued for fees and services from 2005 and further increased by $338,000 in other non-cash charges to earnings, decreased by $1,417,000 for the increase in the net loss.

     We presently have a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at December 31, 2006) plus 1.5% and secured by a first lien on all of our assets. Two certificates of deposit totaling $125,000 from the Bank are held as a condition of maintaining the facility. We have currently renewed the line of credit through October 2007, and are not in violation of any financial covenants. At December 31, 2006, we had $195,000 of borrowing capacity available under the credit facility. The amount owed on the term note as of December 31, 2006 was approximately $21,000 and we paid it in full in March 2007.

     In the third and fourth quarters of 2006, our wholly-owned subsidiary, Bio-Mineral Transportation LLC, borrowed a total of $259,309 from Monroe Bank + Trust, to purchase trucks and trailers that were placed into service during the period. A total of five term notes were issued, three of them at 8% for five years, two of them at 9% for two years, and each secured by equipment. The total amount owed on the notes as of December 31, 2006 was approximately
$240,000  and  all  are  expected  to  be  paid  in  full  by  July  2011.

     Throughout most of 2006, we jointly owned with Headwaters, Inc., through a limited partnership named Florida N-Viro, L.P., or Florida N-Viro, a facility located in Volusia County, Florida. During 2006, our 47.5% ownership interest in Florida N-Viro recorded a non-cash net loss to us of approximately $139,000, and cash flow from operations of Florida N-Viro was negative. We were unable to record any net loss on our investment in Florida N-Viro due to limitations of the basis of our investment.

     In early 2006, the dormant Ft. Meade facility, which was owned by Florida N-Viro, was sold to an independent third party, and the proceeds were used to fund operations. On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% for 10 years, to be paid in annual installments of $59,611.80, subject to an offset for royalties due us under a patent license agreement from the same party. Through February 2007, cash flow from operations of Florida N-Viro has been positive, and we believe that Florida N-Viro will be able to generate enough funds to finance operations through 2007.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. In response to an increase in the amount of past due accounts, we increased the reserve for bad debts by $115,000 during 2006, to a reserve of $170,000.

     For 2007, we expect continued improvements in operating results for 2007 primarily due to lowered administrative costs together with existing sources and expected new sources of revenue, strategic relationships and cash from equity issuances. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on 2007 operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At December 31, 2006, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at December 31, 2006, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



                                                                         Payments Due By Period
                                                 Total     Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                               ----------  -----------------  ------------  ------------  --------------
Purchase obligations . . . . . . .        (1)  $  111,600  $          75,200  $          -  $          -  $            -
Long-term debt obligations . . . .        (2)     661,110            106,673       250,225       106,770         197,442
Operating leases . . . . . . . . .        (3)     265,636             92,411       173,225             -               -
Capital lease obligations                               -                  -             -             -               -
Other long-term debt obligations                        -                  -             -             -               -
                                               ----------  -----------------  ------------  ------------  --------------
Total contractual cash obligations             $1,038,346  $         274,284  $    459,850  $    106,770  $      197,442
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

     Allowance for Doubtful Accounts - We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. The balance of the allowance at December 31, 2006 and 2005 is $170,000 and $55,000, respectively.

     Property and Equipment/Long-Lived Assets - Property and equipment is reviewed for impairment pursuant to the provisions of Statement of Financial Accounting Standards (or SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Property, machinery and equipment are stated at cost less accumulated depreciation. We believe the carrying amount is not impaired based upon estimated future cash flows.

     Equity Method Investment - We account for our investments in joint ventures under the equity method, and periodically evaluate the recoverability of our equity investments in accordance with Accounting Principals Board Opinion, or APB, Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." As of November 2005, we had fully recognized our share of the equity investment in our joint venture to the extent of our investment, including any Notes Receivable. After that date, we have not recorded any additional loss even though the joint venture continued to sustain losses, because of a lack of basis in this investment. We have no other investments accounted for under the equity method at December 31, 2006 and 2005.

     Intangible Assets - Intangible assets deemed to have indefinite lives are tested for impairment by comparing the fair value with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows. As required under current accounting standards, we test for impairment when events and circumstances indicate that the assets might be impaired and the carrying value of those assets may not be recoverable. At December 31, 2006, we determined that certain territory and trademark agreements had carrying values in excess of their fair values, and recorded an additional $209,700 in amortization expense to reduce their carrying value to zero. We are also amortizing the capitalized cost of obtaining our credit facility, for the additional collateral required and evidenced by a warrant to purchase 50,000 shares of our common stock. We estimated this cost at February 26, 2003 to be $30,000, and are amortizing this over 4 years by the straight-line method.

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

     Stock Options - Through December 31, 2005, we accounted for stock-based compensation issued to our employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost was recognized through that period for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the options granted in May, 2004 to Michael G. Nicholson, which is explained further in Note 7, "Commitments and Contingencies". The fair value of options granted was determined using the Black-Scholes option pricing model. In December 2004, SFAS No. 123R, "Accounting for Stock-Based Compensation" was issued and changed the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers such as us, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard is reflected in the current year by the expensing of existing stock options granted in 2004 that vest through 2006 to current optionees, and options granted in the current period to directors for a board meeting.

     New Accounting Standards - The Financial Accounting Standards Board, or FASB, has issued the following new accounting and interpretations, which may be applicable in the future to us:

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", which amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and clarifies valuation of certain financial instruments and derivatives to a fair-value method of valuation. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the application of the provisions of SFAS No. 155 to have a material impact on our financial position, results of operations or cash flows.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140", which amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized mortgage-related servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Statement is effective as of the beginning of a company's first fiscal year that begins after September 15, 2006. We do not expect the application of the provisions of SFAS No. 156 to have a material impact on our financial position, results of operations or cash flows.

     In June 2006, the Financial Accounting Standards Board issued Accounting Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
Interpretation of FASB Statement No. 109", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the application of the provisions of Interpretation No. 48 to have a material impact on our financial position, results of operations or cash flows.

     In  September  2006,  the  Financial  Accounting  Standards  Board  issued
Statement of Accounting Standards No. 157, "Fair Value Measurements", which provides enhanced guidance for using fair value to measure assets and liabilities, and also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. The Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the application of the provisions of Standard No. 157 to have a material impact on our financial position, results of operations or cash flows.

     In September 2006, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", and is an amendment to FASB Statements No. 87, 88, 106 and 132R. This Statement requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree health care and other postretirement plans in their financial statements. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans, and applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. A requirement to recognize the funded status of a benefit plan and the disclosure requirements is effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. A requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the application of the provisions of Standard No. 158 to have a material impact on our financial position, results of operations or cash flows.

     In February 2007, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations, and most of the provisions apply only to entities that elect the fair value option. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. We do not expect to adopt the provisions of Standard No. 159 at this time.

     Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

RISK  FACTORS

WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCES REGARDING IF AND WHEN WE WILL AGAIN GENERATE POSITIVE EARNINGS.

     During 2005 and 2006, we experienced losses and we have not yet been consistently profitable on an annual basis. We believe this is primarily due to maintaining existing sources of revenue, anticipated new revenues not materializing at a rate budgeted, and, much higher than planned expenditures for stock-related fees and compensation, legal costs surrounding litigation and the direct time of management, staff and our Board in dealing with this litigation. Therefore, our overall gross profit has been reduced and our selling, general and administrative costs have been increased, both contributing significantly to the overall losses that we have incurred. If these trends continue, such losses may continue to occur, unless we are able to continue to make cost cutting measures, including improvements to the gross profit of the business. There can be no assurance if and when we will return to profitability.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS MAY REDUCE, DELAY OR PREVENT OUR REALIZATION OF LICENSE REVENUES.

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

OUR  ABILITY  TO GROW OUR REVENUES AND OPERATIONS MAY BE LIMITED BY COMPETITION.

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

     Our business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the years ended December 31, 2006 and 2005, our single largest customer accounted for approximately 47 percent and 37 percent, respectively, of our revenues and our top three customers accounted for approximately 68 percent and 62 percent, respectively, of our revenues.

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

FUEL  COST  VARIATION COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND EXPENSES.

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

ITEM  7.          FINANCIAL  STATEMENTS




                          INDEX TO FINANCIAL STATEMENTS




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM  F-1

FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS                            F-2 - F-3
  CONSOLIDATED STATEMENTS OF OPERATIONS                  F-4
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY        F-5
  CONSOLIDATED STATEMENTS OF CASH FLOWS                  F-6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-7 - F-28


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
N-Viro International Corporation

We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware entity), as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.




 /s/  UHY LLP
-------------
UHY LLP
Southfield, Michigan

April 2, 2007


                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2006 and 2005
                           --------------------------


                                      2006        2005
                                   ----------  ----------
ASSETS
---------------------------------

CURRENT ASSETS
Cash and cash equivalents:
Unrestricted                       $  162,633  $  224,447
Restricted                            131,498     128,133
Trade Receivables, net                667,617     600,180
Prepaid expenses and other assets     250,590     204,360
                                   ----------  ----------
Total current assets                1,212,338   1,157,120

PROPERTY AND EQUIPMENT, NET           931,820     382,085

INTANGIBLE AND OTHER ASSETS, NET      801,972   1,037,693
                                   ----------  ----------


                                   $2,946,130  $2,576,898
                                   ==========  ==========







   The accompanying notes are an integral part of these financial statements.


                              N-VIRO INTERNATIONAL CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                                 December 31, 2006 and 2005
                                 --------------------------





                                                                    2006           2005
                                                                -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------

CURRENT LIABILITIES
Current maturities of long-term debt                            $    106,673   $     80,860
Line-of-credit                                                       205,000         80,000
Accounts payable                                                   1,048,094        833,447
Accrued liabilities                                                  202,295        204,109
                                                                -------------  -------------
Total current liabilities                                          1,562,062      1,198,416

LONG-TERM DEBT, LESS CURRENT MATURITIES                              554,437         21,209
                                                                -------------  -------------

Total liabilities                                                  2,116,499      1,219,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 7,000,000 shares
Issued - 3,864,059 shares in 2006 and 3,814,059 shares in 2005        38,641         38,141
Preferred stock, $.01 par value
Authorized - 2,000,000 shares
Issued - -0- shares in 2006 and 2005                                       -              -
Additional paid-in capital                                        16,453,119     15,290,831
Accumulated deficit                                              (14,977,239)   (13,286,809)
                                                                -------------  -------------
                                                                   1,514,521      2,042,163

Less treasury stock, at cost, 123,500 shares                         684,890        684,890
                                                                -------------  -------------
Total stockholders' equity                                           829,631      1,357,273
                                                                -------------  -------------

                                                                $  2,946,130   $  2,576,898
                                                                =============  =============





   The accompanying notes are an integral part of these financial statements.


                             N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                          Years Ended December 31, 2006 and 2005
                          --------------------------------------



                                                                     2006         2005
                                                                 ------------  -----------
REVENUES                                                         $ 3,620,342   $4,184,424

COST OF REVENUES                                                   2,401,105    2,947,861
                                                                 ------------  -----------

GROSS PROFIT                                                       1,219,237    1,236,563

OPERATING EXPENSES
Selling, general and administrative                                2,885,046    1,418,684
Litigation settlement expense (income)                                     -      (14,000)
                                                                 ------------  -----------
                                                                   2,885,046    1,404,684
                                                                 ------------  -----------

                                                                  (1,665,809)    (168,121)

OTHER INCOME (EXPENSE)
Interest income                                                        9,440        6,440
Interest expense                                                     (17,992)     (26,950)
Loss on sale of assets                                               (16,069)      (6,335)
Loss from equity investment in joint venture                               -     (186,475)
Gain on legal debt forgiven                                                -      108,112
                                                                 ------------  -----------
                                                                     (24,621)    (105,208)
                                                                 ------------  -----------

LOSS BEFORE INCOME TAXES                                          (1,690,430)    (273,329)

Federal and state income taxes                                             -            -
                                                                 ------------  -----------

NET LOSS                                                         $(1,690,430)  $ (273,329)
                                                                 ============  ===========


Basic and diluted loss per share                                 $     (0.46)  $    (0.08)
                                                                 ============  ===========

Weighted average common shares outstanding - basic and diluted     3,713,470    3,542,088
                                                                 ============  ===========

   The accompanying notes are an integral part of these financial statements.


                                         N-VIRO INTERNATIONAL CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Years Ended December 31, 2006 and 2005


                                                             Additional
                                       shares of    Common     Paid-in     Accumulated    Treasury
                                      Common Stock   Stock     Capital       Deficit       Stock        Total
                                      ------------  -------  -----------  -------------  ----------  ------------
BALANCE JANUARY 1, 2005                  3,569,693  $35,697  $14,791,346  $(13,013,480)  $(684,890)  $ 1,128,673

Net loss                                         -        -            -      (273,329)          -      (273,329)
Issuance of common stock for options         2,000       20        2,980             -           -         3,000
Issuance of common stock                   242,366    2,424      476,377             -           -       478,801
Other                                            -        -       20,128             -           -        20,128
                                      ------------  -------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2005                3,814,059   38,141   15,290,831   (13,286,809)   (684,890)    1,357,273

Net loss                                         -        -            -    (1,690,430)          -    (1,690,430)
Issuance of stock options                        -        -      632,251             -           -       632,251
Issuance of stock warrants                       -        -      329,112             -           -       329,112
Issuance of common stock                    50,000      500      200,925             -           -       201,425
                                      ------------  -------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2006                3,864,059  $38,641  $16,453,119  $(14,977,239)  $(684,890)  $   829,631
                                      ============  =======  ===========  =============  ==========  ============








   The accompanying notes are an integral part of these financial statements.


                             N-VIRO INTERNATIONAL CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Years Ended December 31, 2006 and 2005
                          --------------------------------------


                                                                     2006         2005
                                                                 ------------  ----------
Cash Flows From Operating Activities
Net loss                                                         $(1,690,430)  $(273,329)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                      450,176     223,553
  Provision for bad debts                                            115,000      21,000
  Issuance of stock for debt and services                             55,125     391,300
  Issuance of stock options and warrants for services                857,663           -
  Loss on the sale of fixed assets                                    16,069       6,336
  Loss from investment in Florida N-Viro                                   -     186,475
Changes in Operating Assets and Liabilities
  Decrease (increase) in trade receivables                          (182,437)     28,046
  Decrease (increase) in prepaid expenses and other assets           169,286    (198,060)
  Increase (decrease) in accounts payable and accrued liabilities    202,832     (99,003)
                                                                 ------------  ----------
Net cash provided by (used in) operating activities                   (6,716)    286,318

Cash Flows From Investing Activities
Increases from restricted cash and cash equivalents                   (3,365)    (52,533)
Purchases of property and equipment                                 (682,820)   (105,348)
Expenditures for intangible assets                                   (62,755)          -
Proceeds from sale of property and equipment                           9,800       1,139
Collections on notes receivable                                            -      43,768
                                                                 ------------  ----------
Net cash used in investing activities                               (739,140)   (112,974)

Cash Flows From Financing Activities
Net borrowings (repayments) on line-of-credit                        125,000    (120,000)
Borrowings under long-term obligations                               759,309           -
Principal payments on long-term obligations                         (200,267)   (103,266)
Issuance of common stock                                                   -     130,000
Expenditures for private placement of stock                                -      (3,180)
                                                                 ------------  ----------
Net cash provided by (used in) financing activities                  684,042     (96,446)
                                                                 ------------  ----------

Net Increase (Decrease) in Cash and Cash Equivalents                 (61,814)     76,898

Cash and Cash Equivalents - Beginning                                224,447     147,549
                                                                 ------------  ----------

Cash and Cash Equivalents - Ending                               $   162,633   $ 224,447
                                                                 ============  ==========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                           $    23,783   $  38,240
                                                                 ============  ==========




   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1.     OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of certain accounting policies followed in the preparation of these financial statements. The policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements:

A. Nature of Business - The Company owns and licenses the N-Viro Process, a patented technology to treat and recycle wastewater sledges and other bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. Revenue and the related accounts receivable are due from companies acting as independent agents or licensees, principally municipalities. Credit is generally granted on an unsecured basis. Periodic credit evaluations of customers are conducted and appropriate allowances are established.

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

C. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Although the acquisition of the remaining ownership interest in Florida N-Viro occurred on December 28, 2006, the effective date occurs at midnight, December 31, 2006. The consolidated balance sheet at December 31, 2006 includes the acquisition of Florida N-Viro as of the effective date.

D. The Company accounts for its investment in a joint venture under the equity method. The Company periodically evaluates the recoverability of its equity investments in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." If circumstances were to arise where a loss would be considered other than temporary, the Company would record a write-down of excess investment cost. Management has determined that no write-down was required at December 31, 2005.

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

     Restricted cash consists of two certificates of deposit and corresponding accrued interest which are held as collateral against the Company's line-of-credit as of December 31, 2006.

G. Accounts receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due amounted to $72,774 and $56,467 of net receivables for the years ended December 31, 2006 and 2005, respectively. The Company's policy is not to accrue and record interest income on past due trade receivables. The Company does bill the customer finance charges on past due accounts and records the interest income when collected.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

     Management estimates an allowance for doubtful accounts, which was $170,000 and $55,000 as of December 31, 2006 and 2005, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections.

H. Property and Equipment - Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are five to fifteen years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense amounted to $107,215 and $79,636 in 2006 and 2005, respectively. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

I. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from four to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were 15.2 and 14.7 years at December 31, 2005 and 2004, respectively). Amortization expense amounted to $342,961 and $143,917 in 2006 and 2005, respectively; estimated amortization expense, based on intangible assets at December 31, 2006, for each of the ensuing five years is as follows: 2007 - $86,000; 2008 - $81,000; 2009 - $74,000; 2010 - $70,000; 2011 - $67,000. Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. At December 31, 2006, management believed the carrying amount was impaired on intangible assets with a cost basis of $428,989 and a carrying value of $209,078, based upon estimated future cash flows. The intangible assets impaired were territory fees and trademark agreements capitalized and written off over periods ranging from 11 to 15 years, covering agreements in domestic and foreign territories. The revenue derived or expected to be derived from those agreements has decreased significantly in the current year. Subsequently, the Company wrote down those intangible assets to a zero carrying value and recorded a charge to amortization expense, which is included in operating expenses, for $209,078. In accordance with SFAS No. 142, the Company tests for impairment annually.

     The Company is also amortizing the capitalized cost of obtaining its credit facility, for the additional collateral required and evidenced by a warrant to purchase 50,000 shares of the Company's common stock. The Company estimated this cost at February 26, 2003 to be $30,000, and is amortizing this over 4 years by the straight-line method. Amortization expense amounted to $7,500 in 2006 and 2005; estimated amortization expense for the last year in 2007 is $795.

     The Company has capitalized the cost of acquiring certain customer licenses and contracts as part of the acquisition of Florida N-Viro on December 31, 2006. No amortization was taken in 2006, but the Company estimates its amortization expense, based on intangible assets at December 31, 2006 owned by Florida N-Viro, for each of the ensuing five years is as follows: 2007 - $27,000; 2008
-  $14,000:  2009  -  $7,000;  2010  -  $6,000;  2011  -  $2,000.

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

K. Loss Per Common Share - Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2006 and 2005, the effects of the stock options granted are excluded from the diluted per share calculation because they would be antidilutive.

L. Stock Options - For 2006, the Company followed the disclosure provisions of SFAS Statements No. 123R and No. 148 which prescribe a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees. SFAS Statement No. 123R became effective for the Company at January 1, 2006. Through December 31, 2005, as then permitted under accounting principles generally accepted in the United States of America, the Company's accounting with respect to the recognition and measurement of stock-based employee compensation costs was in accordance with APB Opinion No. 25, which generally required that compensation costs be recognized for the difference, if any, between the quoted market price of the stock at grant date and the amount an employee must pay to acquire the stock. No compensation cost was recognized under APB No. 25 for the year ended December 31, 2005.




                                                 2006         2005
                                             ------------  ----------
Loss from continuing operations:

Net loss as reported                         $(1,690,430)  $(273,329)

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects                               -     179,045
                                             ------------  ----------
Pro-forma net loss                            (1,690,430)   (452,374)

Loss from continuing operations per
  share (basic and diluted):

   As reported                               $     (0.46)  $   (0.08)
   Pro-forma                                 $     (0.46)  $   (0.13)


In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the fair value method prescribed in Statement No. 123, with the following weighted-average assumptions for grants in 2005: no assumed dividend rates; risk-free interest rates of 4.4% on expected lives of either 10 years or 5 years; and, expected price volatility averaging 132% on the 5 year options and 174% on the 10 year options.

M. New Accounting Standards - In December 2004, SFAS No. 123R, "Accounting for Stock-Based Compensation", was revised in December 2004. This revision changes the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard affected our financial condition and results of operations for the current year as follows: as reflected by the expensing of existing stock options granted in 2004 that vest through 2006 to current optionees for $29,740; additional grants to employee-officers at the end of 2006 for $491,600; 2006 options granted to directors for board meetings for $89,690. The Company is uncertain as to any future grants in the current year to employees or others that may be approved by the Board.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

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

     In February 2007, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations, and most of the provisions apply only to entities that elect the fair value option. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. The Company does not expect to adopt the provisions of Standard No. 159 at this time.

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


NOTE  2.     BALANCE  SHEET  DATA

PROPERTY  AND  EQUIPMENT  (AT  COST):





                                                   2006       2005
                                                ----------  --------
Leasehold improvements                          $  110,000  $ 41,771
Equipment                                        1,331,139   844,060
Furniture, fixtures and computers                   73,488    76,756
                                                ----------  --------
                                                 1,514,627   962,587
Less accumulated depreciation and amortization     582,807   580,502
                                                ----------  --------

                                                $  931,820  $382,085
                                                ==========  ========




NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.:

Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). Through December 28, 2006, the Company owned a 47.5% interest in the joint venture and, as described in Note 1, accounted for its investment under the equity method. The Company has recognized its share of the joint venture's losses to the extent of its investment. Any additional losses passed through from the joint venture were recorded as an increase to the allowance against the Note Receivable, through November 2005, when the total losses matched the value of the Notes. After that date, the Company has not recorded any additional loss even though Florida N-Viro continued to sustain losses, because of a lack of basis in this investment. The total loss recorded by Florida N-Viro in 2006 was $291,997. Of this, the Company would have been required to record 47.5% of the loss, or $138,699, but recorded $-0-.

Up until the acquisition date of December 28, 2006, an unsecured, 9.75% demand note receivable totaling $158,137 (including accrued interest of $38,137) and two unsecured, prime (stated by a local bank) plus % demand notes receivable totaling $304,721 (including accrued interest of $74,721) were due from Florida N-Viro, the Company's joint venture investee. The notes due from Florida N-Viro were deemed to be noncurrent by management in the accompanying balance sheets. In 2006, no interest was received on the notes due from Florida N-Viro. During 2006, the Company recorded an additional allowance of $39,453 for the interest portion of the notes receivable. The Company's limited partner interest in the joint venture and the value of the Notes due from the joint venture are both reflected at a $-0- value as of the acquisition date.

On December 28, 2006, the Company entered into a Share Purchase Agreement (the "Agreement") with VFL, pursuant to which the Company acquired VFL's membership interests in Florida N-Viro L.P. and Florida N-Viro Management, LLC, the general partner of Florida N-Viro L.P. The purchase price paid by the Company to VFL for the acquisition of the membership interests was $500,000, with $100,000 paid at closing and the balance payable over ten years at 8% interest, pursuant to the terms of a promissory note delivered by the Company at closing. Pursuant to the Purchase Agreement, the payments on the Note will be offset first from annual royalties payable by VFL to the Company pursuant to an existing license agreement between the Company and VFL. Any remaining amounts due under the note are payable in cash within thirty days after the end of the fiscal year, after a yearly accounting is agreed to between the parties. In accordance with the Agreement, all Notes due the Company from Florida N-Viro are cancelled.

Condensed financial information of Florida N-Viro as of December 31, 2006 (after the Company's purchase of its remaining interest in Florida N-Viro) and 2005 is as follows:




                           2006          2005
                       (unaudited)   (unaudited)
                       ------------  ------------
Current assets         $    273,837  $   545,097
Long-term assets            377,258      300,673
                       ------------  ------------

                       $    651,095  $   845,770
                       ============  ============

Current liabilities    $    151,095  $ 1,796,705
Long-term liabilities             -            -
Member capital              500,000            -
Partners' deficit                 -     (950,935)
                       ------------  ------------

                       $    651,095  $   845,770
                       ============  ============

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.  (CONTINUED):


             Year Ended December 31,
            ------------------------
               2006          2005
           (unaudited)   (unaudited)
           ------------  ------------
Net sales  $ 1,336,383   $ 1,157,321
Net loss      (291,997)     (517,190)


During 2006 and 2005, the Partnership's largest customer accounted for 25% and 23%, respectively, of its revenue. Additionally, during 2006 and 2005, the Partnership's largest customers accounted for 83% (four customers) and 85% (four customers) of total revenue, respectively.

Condensed pro-forma financial information on Florida N-Viro as of dateYear2006Day31Month12December 31, 2006 and 2005, assuming the Company purchased the remaining ownership interest at dateYear2005Day1Month1January 1, 2005, is as follows:



                         Year Ended December 31,
                ---------------------------------------
                          2006                 2005
                       (unaudited)         (unaudited)
                -------------------------  ------------
Revenues        $              4,956,725   $ 5,341,745

Net loss        $             (1,982,427)  $  (790,519)

Loss per share  $                  (0.53)  $     (0.22)



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

In December 2006, the Company extended the Agreement for two years to September 2009, and in consideration issued SAMI an additional 100,000 shares of the Company's unregistered common stock. Total valuation of these additional services to be performed was estimated to be $146,300, to be amortized from January 2007 to September 2009. Total consideration for the Agreement for the entire four year period was estimated to be $468,100.

The  following  is  a  summary of intangible and other assets as of December 31:


                                                               2006       2005
                                                             --------  ----------
Patents and related intangibles, less accumulated
amortization (2006 - $594,019; 2005 - $656,453)              $400,216  $  597,441

Territory rights, less accumulated amortization
(2006 - $127,671; 2005 - $370,710)                            169,417     315,153

Customer List, less accumulated amortization
(2006 - $-0-; 2005 - n/a)                                      62,755           -

Deferred costs, less accumulated amortization
(2006 - $207,829; 2005 - $46,929)                             164,171     113,971

Loan costs, less accumulated amortization ($31,577 in 2006
and $23,340 in 2005)                                            1,373       9,610

Other                                                           4,040       1,518
                                                             --------  ----------

                                                             $801,972  $1,037,693
                                                             ========  ==========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)


ACCRUED  LIABILITIES:


                                         2006      2005
                                       --------  --------
Accrued payroll and employee benefits  $ 13,807  $ 16,420
Sales tax payable                       186,780   186,733
Interest payable                          1,708       956
                                       --------  --------

                                       $202,295  $204,109
                                       ========  ========



NOTE 3.     PLEDGED ASSETS, LINE-OF-CREDIT AND LONG-TERM DEBT

The Company presently has a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at December 31, 2006) plus 1.5% and secured by a first lien on all assets of the Company. Two certificates of deposit totaling $131,498 (including accrued interest) from the Bank are held as a condition of maintaining the facility. The Company has currently renewed the line of credit through October 2007, and is not in violation of any financial covenants. At December 31, 2006, the Company had $195,000 of borrowing capacity under the credit facility. The amount owed on the term note as of December 31, 2006 was approximately $21,000 and this term note was paid in full in March 2007.

Long-term debt at December 31, 2006 and 2005 is as follows:


                           2006      2005
                         --------  --------
Notes payable - bank     $261,110  $102,069
Note payable - VFL        400,000         -
                         --------  --------
                          661,110   102,069
Less current maturities   106,673    80,860
                         --------  --------

                         $554,437  $ 21,209
                         ========  ========


In the third quarter and fourth quarters of 2006, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC, borrowed a total of $259,309 from the Bank to purchase trucks and a trailers that were placed into service during the period. A total of five term notes were issued, three at 8% for five years and two at 9% for two years, and each secured by equipment. The total amount owed on the notes as of December 31, 2006 was approximately $240,000 and all are expected to be paid in full by July 2011.

On December 28, 2006, the Company entered into a Share Purchase Agreement with VFL (see Note 2). The purchase price paid by the Company to VFL for the acquisition of the membership interests was $500,000, with $100,000 paid at closing and the balance payable over ten years at 8% interest, pursuant to the terms of a promissory note delivered by the Company at closing. Pursuant to the Purchase Agreement, the payments on the Note will be offset first from annual royalties payable by VFL to the Company pursuant to an existing license agreement between the Company and VFL. Any remaining amounts due under the note are payable in cash within thirty days after the end of the fiscal year, after a yearly accounting is agreed to between the parties.

Aggregate maturities of long-term debt for the years ending December 31 are as follows: 2007 - $106,673; 2008 - $89,069; 2009 - $77,396; 2010 - $83,760;
2011  and  after  -  $304,212.


NOTE 4.     RELATED PARTY TRANSACTIONS

On March 1, June 1, September 1 and December 1, 2006, the Company successively issued 12,500 shares of unregistered common stock to Timothy R. Kasmoch, Chief Executive Officer, pursuant to the terms of his employment agreement agreed to in February, 2006. See Note 7, "Commitments and Contingencies".

During the year ended December 31, 2006, the Company contracted for trucking, repair parts and labor for repair services with Gardenscape, a company that Mr. Kasmoch is the President and CEO of. The Company also paid certain members of the Board, or their related companies, fees for consulting services. These fees were exclusive of director fees and expenses paid for with cash and stock options.

The following table summarizes these payments and the balance to each of any monies owed as of December 31, 2006:



Payee                Trucking, repairs and services   Consulting fees   Account payable balance at 12/31/06
-------------------  -------------------------------  ----------------  ------------------------------------
Gardenscape          $                        72,400  $              -  $                              8,040
R. Francis DiPrete                                 -             1,600                                   715
Daniel J. Haslinger                                -           118,000                                14,266
Terry J. Logan                                     -            54,765                                 3,149
Carl Richard                                       -            17,280                                   683

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 5.     EQUITY TRANSACTIONS

The Company has a stock option plan approved in May 2004 for directors and key employees under which 1,000,000 shares of common stock may be issued. Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest immediately, but can not be exercised until six months from the date of grant. Options were granted in 2006 and 2005 at the approximate market value of the stock at date of grant. Approximately 310,000 options were granted during 2006 that may be exercised immediately. In connection with the option grants to Timothy Kasmoch, CEO (250,000), and James McHugh, CFO (50,000), the Board of Directors adopted a waiver of certain provisions of the plan which would otherwise limit the number of options that any participant may receive. In particular, the plan provides that a participant may not receive options to purchase more that 25,000 shares of common stock during any calendar year. The Board adopted a limited amendment of these limitations in order to make the grants to Messrs. Kasmoch and McHugh.

In May 2004, 50,000 stock options were granted to Mr. Michael G. Nicholson pursuant to his employment agreement dated June 2003. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the employment agreement, and changed the vesting of the 50,000 options as well as the pricing. This amended agreement states the first 30,000 options are fully vested at an option price of $0.90, and the balance of 20,000 options vest on the third and fourth anniversary of the original agreement, June 6, 2005 and 2006, but priced at $1.95. Because these options were priced lower than the fair market value as of the amended agreement date, the Company is taking a charge to earnings totaling approximately $68,400 ratably through June, 2007, the ending date of his employment agreement. This charge was $21,221 for the years ended December 31, 2006 and 2005.

There were no stock options exercised in 2006. In the third quarter of 2005, one optionee exercised 2,000 options at an option price of $1.50.



NOTE  5.     EQUITY  TRANSACTIONS  (CONTINUED)

The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 2006 and 2005 and the number outstanding and exercisable at those dates:



                                                         2006                        2005
                                            ---------------------------  --------------------------
                                                           Weighted                    Weighted
                                                            Average                     Average
                                              Shares    Exercise Price    Shares    Exercise Price
                                            ----------  ---------------  ---------  ---------------
Outstanding, beginning of year                692,575   $          2.33   784,325   $          2.39
Granted                                       376,600              1.89    73,325              2.03
Exercised                                           -                 -    (2,000)             1.50
Expired during the year                       (37,300)             3.68  (163,075)             2.48
                                            ----------                   ---------
Outstanding, end of year                    1,031,875              2.10   692,575              2.33
                                            ==========                   =========

Eligible for exercise at end of year          975,275              2.16   651,575
                                            ==========                   =========

Weighted average fair value per option for
options granted during the year                         $          1.89             $          2.03
                                                        ===============             ===============



A further summary of stock options follows:




                                         Options Outstanding                    Options Exercisable
                            --------------------------------------------  ------------------------------
                                                   Weighted                    Weighted
                                                   Average     Weighted         Average        Weighted
                                                  Remaining     Average        Remaining        Average
                                                 Contractual   Exercise      Contractual       Exercise
                            Number Outstanding       Life        Price           Life            Price
                            -------------------  ------------  ---------  -------------------  ---------
                                                  2006
-------------------------------------------------------------------------------------------------------
Range of exercise prices:
0.70 - $1.45                            89,075          7.48  $    1.03               52,475  $    1.00
1.50 - $1.99                           224,650          5.89       1.69              218,400       1.69
2.00 - $2.40                           527,500          7.26       2.10              513,750       2.11
2.45 - $3.05                           164,150          6.80       2.88              164,150       2.88
4.00 - $5.00                            26,500          3.12       5.00               26,500       5.00
                            -------------------                           -------------------
                                     1,031,875                                       975,275

                                                  2005
-------------------------------------------------------------------------------------------------------
Range of exercise prices:
0.90 - $1.45                            52,475          7.22  $    1.00               52,150  $    1.00
1.50 - $2.43                           446,150          5.08       1.99              405,875       1.99
2.45 - $3.05                           152,650          8.14       2.91              152,250       2.91
4.00 - $5.00                            41,300          2.87       4.90               41,300       4.90
                            -------------------                           -------------------
                                       692,575                                       651,575

NOTE  6.     REVENUE  AND  MAJOR  CUSTOMERS

Revenues for the years ended December 31, 2006 and 2005 consist of the following:


                          2006        2005
                       ----------  ----------
Facility management    $1,114,494  $1,081,996
Technology fees           488,331     437,130
Products and services   2,017,517   2,665,298
                       ----------  ----------

                       $3,620,342  $4,184,424
                       ==========  ==========



Cost of revenues for the years ended December 31, 2006 and 2005 consist of the following:



                          2006        2005
                       ----------  ----------
Facility management    $  729,669  $  898,414
Technology fees           110,173     492,095
Products and services   1,561,263   1,557,352
                       ----------  ----------

                       $2,401,105  $2,947,861
                       ==========  ==========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Revenues for the years ended December 31, 2006 and 2005 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management, and, products and services classifications), which represented approximately 47% and 37%, respectively, of total revenues. In addition, the Company had another major customer, the City of Raleigh, NC, which totaled approximately 18% and 13% of total revenues (which is included mainly in the products and services classification) for the years ended December 31, 2006 and 2005, respectively. The accounts receivable balances due (all of which are unsecured) from these customers at December 31, 2006 and 2005 were approximately $198,000 and $237,000, respectively.

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


NOTE 7.     COMMITMENTS AND CONTINGENCIES

In June 2003, the Company entered into an Employment Agreement (the "Agreement") with Michael G. Nicholson, the Chief Development Officer and then a member of the Board of Directors of the Company. The employment agreement will expire in June 2007, and future compensation amounts are to be determined annually by the Board of Directors. The agreement was disclosed in a filing on June 10, 2003 on Form 8-K. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the Agreement, and amended the Agreement. Because these options were priced lower than the fair market value as of that date, the Company is required to take a charge to earnings totaling approximately $68,400 ratably through June 2007, the ending date of his employment agreement

In June 2005, J. Patrick Nicholson filed a Demand for Arbitration based on a claimed breach of a Consulting Agreement dated August 28, 2003 between the Company and Mr. Nicholson. In July 2005, the Company terminated for cause his Consulting Agreement. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Agreement, exclusive of any other payouts earnable. In November 2005, Mr. Nicholson filed an amended complaint pertaining to his Demand for Arbitration. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. A hearing on the matter commenced over two days in January 2007, and is to be concluded in April 2007.

In January 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel the Company to allow him access to inspect our corporate and business books and records and our stockholder list. No monetary relief is sought in this action. The Company contends that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled, and principally relate to his claims in the arbitration described above. The
Company is vigorously defending this action and has filed a response in the Delaware Chancery Court, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-KSB.

In July 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R.
Francis DiPrete and Terry J. Logan. The Complaint is seeking undeterminable damages and other relief from the named defendants. N-Viro filed a motion to dismiss the lawsuit in August 2006. Mr. Nicholson has requested an opportunity to amend his complaint, and has been given until April 2, 2007 to do that. The Company then has until May 1, 2007 to renew its motion to dismiss. All discovery has been stayed pending the anticipated motion to dismiss.

In February 2006, the Company executed an Employment Agreement with Timothy R. Kasmoch. Mr. Kasmoch is now employed by the Company as President and Chief Executive Officer, and is a member of the Company's Board of Directors. The Company and Mr. Kasmoch agreed primarily to enter into an employment arrangement for a one-year term, at $60,000 per year plus 50,000 unregistered shares of stock in the Company. The Employment Agreement was terminable with or without cause, and was effective at the date of agreement.

In  March  2007,  the  Company  and  Mr.  Kasmoch  entered into a new Employment
Agreement dated and commencing February 13, 2007, for a two-year term. Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual discretionary increase. In addition, Mr. Kasmoch is eligible for an annual cash bonus. Generally, the agreement may be terminated by the Company with or without cause or by the Employee for any reason. A copy of Mr. Kasmoch's new Employment Agreement was attached to a Form 8-K as Exhibit 10.1, filed by the Company March 12, 2007.

In March 2006, the Company approved a First Amendment to a Consulting Agreement dated July 1, 2004 with Terry J. Logan, then a member of the Board. The existing Consulting Agreement was scheduled to expire on June 30, 2006, and was extended an additional two (2) years from that date. All other terms of the existing Consulting Agreement have been retained, with the exception of Section 5.4, referring to Dr. Logan's stock option compensation, which has been deleted by the First Amendment. Dr. Logan will continue to be compensated at a base fee of $87.50 per hour. The First Amendment to the Consulting Agreement is effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.3, filed by the Company March 20, 2006.

In March 2006, the Company approved a Consulting Agreement with Carl Richard, a current member of the Board. The term of the Consulting Agreement was one (1) year, terminable by Mr. Richard upon fifteen (15) days notice or by us upon ninety (90) days notice. Payments under the Consulting Agreement were $1,600 per month. The Consulting Agreement was effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.2, filed by the Company March 20, 2006. At this time, the Company is considering extending Mr. Richard's agreement until the end of 2007.

The Company leases its executive and administrative office in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. The Company believes its relationship with its lessor is satisfactory. Our lease expired on February 28, 2007, and we have not renewed it at this time. The total minimum rental commitment for the year ending December 31, 2007 is approximately $6,200. The total rental expense included in the statements of operations for each of the years ended December 31, 2006 and 2005 is approximately $37,500. The Company also leases various equipment on a month-to-month basis.

On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro and now operate its facility in Volusia County, Florida. We maintain an office in Daytona Beach under a lease with the County of Volusia, Florida renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2007 through 2009 is $48,000 each year, and for 2010 is $12,000. The total rental expense included in the statements of operations for each of the years ended December 31, 2006 and 2005 is zero, as this property commitment was acquired pursuant to the Share Purchase Agreement with VFL Technology Corporation, effective December 31, 2006. We also lease various equipment on a month-to-month basis at our Florida operation.

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


NOTE 8.     INCOME TAX MATTERS

The composition of the deferred tax assets and liabilities at December 31, 2006 and 2005 is as follows:




                                          2006          2005
                                      ------------  ------------
Gross deferred tax liabilities:
  Property and equipment depreciation  $  (122,000)  $   (18,700)
  Florida N-Viro book vs. tax loss         (79,200)      (23,700)
Gross deferred tax assets:
  Loss carryforwards                     5,620,900     5,213,800
  Patent costs                              27,900        54,700
  Florida N-Viro asset impairment          200,000       200,000
  Allowance for doubtful accounts           68,000        22,000
  Allowance for notes receivable                 -        45,100
  Other                                      3,100         3,100

Less valuation allowance                (5,718,700)   (5,496,300)
                                      ------------  ------------

                                      $         -   $         -
                                      ============  ============

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2006 and 2005 and are as follows:




                                                    2006        2005
                                                 ----------  ---------
Computed "expected" tax (credits)                $(574,700)  $(92,900)
State taxes, net of federal tax benefit            (50,600)    (8,200)
(Decrease) increase in income taxes resulting
from:
  Change in valuation allowance                    228,800    105,600
  Stock options and warrants                       418,600          -
  Other                                            (22,100)    (4,500)
                                                 ----------  ---------

                                                 $       -   $      -
                                                 ==========  =========



The net operating losses available at December 31, 2006 to offset future taxable income total approximately $14,000,000 and expire principally in years 2009 - 2026.


NOTE  9.     CASH  FLOWS  INFORMATION

Information relative to the statements of cash flows not disclosed elsewhere for the years ended December 31, 2006 and 2005 follows:





                                            2006      2005
                                          --------  --------
Issuances of stock for debt and services  $ 55,125  $391,300
                                          ========  ========

Investment in Florida N-Viro              $500,000  $      -
                                          ========  ========


On March 1, June 1, September 1 and December 1, 2006, we issued 12,500 shares of unregistered common stock, or a total of 50,000 shares, to our Chief Executive
Officer and member of our Board of Directors, Timothy R. Kasmoch, pursuant to the terms of his employment agreement dated February, 2006. These shares were valued at a total estimated cost of $55,125.

On December 28, 2006, the Company acquired its remaining ownership interest in Florida N-Viro, for $500,000. The acquisition was financed with a Note payable to VFL Technologies, Inc. for $400,000, payable at 8% interest over 10 years. The Company paid $100,000 toward the purchase, but realized cash of $80,000 pursuant to the Agreement.

In 2005, the Company issued 2,316 shares of unregistered common stock to Daniel Haslinger and Phillip Levin, both members of the Board of Directors, in exchange for services rendered to management in the amount of $4,000 and $3,000, respectively, or a total of $7,000.

In 2005, the Company contracted with Timothy R. Kasmoch, at the time an unrelated third party, in exchange for services to provide in-kind trucking to the Company, and we issued 50,000 shares of unregistered common stock for a total of $62,500.

NOTE 10.     SEGMENT INFORMATION

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

The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2006 and 2005 (dollars in thousands).





                                    Other
                     Management    Domestic      Foreign      Research &
                     Operations   Operations    Operations   Development   Total
                     -----------  -----------  ------------  ------------  ------
                                              2006
                     ------------------------------------------------------------
Revenues             $     1,694  $     1,770  $        66   $         90  $3,620
Cost of revenues             999        1,304           16             82   2,401
Segment profits              695          466           50              8   1,219
Identifiable assets          503           99            -              -     602
Depreciation                  78           27            -              -     105

                                              2005
                     ------------------------------------------------------------
Revenues             $     1,561  $     2,521  $        13   $         90  $4,185
Cost of revenues           1,044        1,809           19             76   2,948
Segment profits              517          712           (6)            14   1,237
Identifiable assets          242          134            -              -     376
Depreciation                  62           13            -              -      75

A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2006 and 2005 follows (dollars in thousands):


                                                  2006      2005
                                                --------  --------
Segment profits:
Segment profits for reportable segments         $ 1,219   $ 1,237
Corporate selling, general and administrative
 expenses and research and development costs     (2,885)   (1,405)
Other income (expense)                              (24)     (105)
                                                --------  --------
Consolidated earnings before taxes              $(1,690)  $  (273)
                                                ========  ========

Identifiable assets:
Identifiable assets for reportable segments     $   602   $   376
Corporate property and equipment                    330         6
Current assets not allocated to segments          1,212     1,157
Intangible and other assets not allocated to
  segments                                          802     1,038
Consolidated eliminations                             -         -
                                                --------  --------
Consolidated assets                             $ 2,946   $ 2,577
                                                ========  ========

Depreciation and amortization:
Depreciation for reportable segments            $   105   $    75
Corporate depreciation and amortization             345       149
                                                --------  --------
Consolidated depreciation and amortization      $   450   $   224
                                                ========  ========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 11.     401(K) PLAN

     The Company has a 401(k) plan covering substantially all employees which provides for contributions in such amounts as the Board of Directors may determine annually. Participating employees may also contribute a portion of their annual compensation. There were no employer contributions for the years ended December 31, 2006 and 2005.

ITEM  8.          CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                         ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None


ITEM  8A.          CONTROLS  AND  PROCEDURES

     As of December 31, 2006, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended ("the Act"). We concluded that our disclosure controls and procedures were effective as of December 31, 2006, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     In connection with its audit of our financial statements as of and for the year ended December 31, 2006, our auditor advised management and our Audit Committee that it had identified significant deficiencies which were designated as "reportable conditions" and collectively constitute a material weakness in our internal control over financial reporting. Areas requiring improvement include (1) timing for recording prepaid consulting contracts, (2) analysis and evaluation of the allowance for doubtful accounts, and (3) a consistent policy for valuing the expense for stock-based compensation issued to consultants, employees and directors. A primary factor in contributing towards the weakness in our internal control is a lack of personnel working in the finance operations of the Company. We will seek to implement a short correction of these internal control deficiencies and believe we can make progress toward correction of these matters.


ITEM  8B.     OTHER  INFORMATION

     None.


                                    PART III

ITEM  9.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is incorporated by reference to the information under the heading "Election of Directors" and "Management - Directors and Executive Officers" in the definitive proxy statement of the Company for the 2007 Annual Meeting of Stockholders.


ITEM  10.          EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the definitive proxy statement of the Company for the 2007 Annual Meeting of Stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement of the Company for the 2007 Annual Meeting of Stockholders.


ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item is incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company for the 2007 Annual Meeting of Stockholders.


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

10.8 First Amendment to Consulting Agreement dated July 1, 2004 between Terry J. Logan and N-Viro International Corporation, effective February 13, 2006 (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 20, 2006).*

10.9 Consulting Agreement between Carl Richard and N-Viro International Corporation, effective February 13, 2006 (incorporated by reference to Exhibit
10.2  to  Form  8-K  filed  March  20,  2006).*

10.10 Share Purchase Agreement dated December 28, 2006 between N-Viro International Corporation and VFL Technology Corporation (incorporated by reference to Exhibit 99.1 to Form 8-K filed January 19, 2007).

10.11 Employment Agreement, dated February 13, 2007 between Timothy R. Kasmoch and N-Viro International Corporation (incorporated by reference to
Exhibit  10.1  to  Form  8-K  filed  March  12,  2007).*

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


ITEM  14.          PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The information required by this Item is incorporated by reference to the information under the heading "Independent Auditors" in the definitive proxy statement of the Company for the 2007 Annual Meeting of Stockholders.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     N-VIRO  INTERNATIONAL  CORPORATION
Dated:  April  2,  2007

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

Dated:  April  2,  2007

/s/  Timothy  R.  Kasmoch*             /s/  James  K.  McHugh
--------------------------             ----------------------
Timothy  R.  Kasmoch,                  James  K.  McHugh
Chief Executive Officer                Chief Financial Officer,
President and Director                 Secretary and Treasurer
(Principal  Executive  Officer)        (Principal  Financial  Officer)


/s/ James  H.  Hartung*                /s/  R.  Francis  DiPrete*
----------------------                 ----------------------------
James  H.  Hartung,  Director          R. Francis DiPrete, Director
and Chairman of the Board


/s/  Joseph H. Scheib,  Director*      /s/  Mark  D.  Hagans*
---------------------------------      ----------------------
Joseph  H.  Scheib,  Director          Mark  D.  Hagans,  Director


/s/  Carl  Richard*                    /s/ Thomas  L.  Kovacik*
-------------------                    -------------------------
Carl  Richard,  Director               Thomas  L.  Kovacik,  Director