Form 10QSB
period 2007-03-31
N-VIRO INTERNATIONAL CORP
filed 2007-05-15
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended March 31, 2007

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

     As of May 10, 2007, 3,983,001 shares of N-Viro International Corporation $ ..01 par value common stock were outstanding.

   Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                          ----

PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS



                            N-VIRO INTERNATIONAL CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                 Three Months Ended March 31

                                                                   2007         2006
                                                                -----------  -----------
Revenues                                                        $1,132,260   $1,028,819

Cost of revenues                                                   887,113      676,726
                                                                -----------  -----------

Gross Profit                                                       245,147      352,093

Operating expenses:
Selling, general and administrative                                478,867      481,492
                                                                -----------  -----------

Operating loss                                                    (233,720)    (129,399)

Nonoperating income (expense):
Interest income                                                      1,733        2,526
Interest expense                                                   (10,916)      (4,636)
                                                                    (9,183)      (2,110)
                                                                -----------  -----------

Loss before income taxes                                          (242,903)    (131,509)

Federal and state income taxes                                           -            -
                                                                -----------  -----------

Net loss                                                        $ (242,903)  $ (131,509)
                                                                ===========  ===========


Basic and diluted loss per share                                $    (0.06)  $    (0.04)
                                                                ===========  ===========

Weighted average common shares outstanding - basic and diluted   3,840,748    3,694,726
                                                                ===========  ===========




                 See Notes to Consolidated Financial Statements


                                          N-VIRO INTERNATIONAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                   March 31, 2007 (Unaudited)    December 31, 2006
                                                                   ---------------------------  -------------------
ASSETS
-----------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted                                                       $                  136,791   $          162,633
Restricted                                                                            132,382              131,498
Trade Receivables, net                                                                578,994              667,617
Prepaid expenses and other current assets                                             239,882              250,590
                                                                   ---------------------------  -------------------
Total current assets                                                                1,088,049            1,212,338

Property and Equipment, Net                                                         1,104,485              931,820

Intangible and Other Assets, Net                                                      754,546              801,972
                                                                   ---------------------------  -------------------

                                                                   $                2,947,080   $        2,946,130
                                                                   ===========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                               $                  112,032   $          106,673
Line-of-credit                                                                        235,000              205,000
Accounts payable                                                                    1,063,903            1,048,094
Accrued liabilities                                                                   221,929              202,295
                                                                   ---------------------------  -------------------
Total current liabilities                                                           1,632,864            1,562,062

Long-term debt, less current maturities                                               641,288              554,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
4,007,197 in 2007 and 3,864,059 in 2006                                                40,072               38,641
Additional paid-in capital                                                         16,537,888           16,453,119
Accumulated deficit                                                               (15,220,142)         (14,977,239)
                                                                   ---------------------------  -------------------
                                                                                    1,357,818            1,514,521
Less treasury stock, at cost, 123,500 shares                                          684,890              684,890
                                                                   ---------------------------  -------------------
Total stockholders' equity                                                            672,928              829,631
                                                                   ---------------------------  -------------------

                                                                   $                2,947,080   $        2,946,130
                                                                   ===========================  ===================





                 See Notes to Consolidated Financial Statements


                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Three Months Ended March 31
                                                         2007       2006
                                                      ----------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $  81,369   $ 83,516

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                    (225,535)   (12,746)
Expenditures for intangible assets                       (3,000)         -
Reductions to restricted cash and cash equivalents         (883)      (512)
                                                      ----------  ---------
Net cash used in investing activities                  (229,418)   (13,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term obligations                  128,405          -
Principal payments on long-term obligations             (36,198)   (19,638)
Net borrowings (payments) on line-of credit              30,000    (59,000)
                                                      ----------  ---------
Net cash provided by (used in) financing activities     122,207    (78,638)

NET DECREASE IN CASH AND CASH EQUIVALENTS               (25,842)    (8,380)

CASH AND CASH EQUIVALENTS - BEGINNING                   162,633    224,447
                                                      ----------  ---------

CASH AND CASH EQUIVALENTS - ENDING                    $ 136,791   $216,067
                                                      ==========  =========


Supplemental disclosure of cash flows information:
Cash paid during the three months ended for interest  $  18,520   $  5,025
                                                      ==========  =========







                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2007 may not be indicative of the results of operations for the year ending December 31, 2007. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2006.

     The financial statements are consolidated as of March 31, 2007 and December 31, 2006 for the Company. All intercompany transactions were eliminated.

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

          Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The balance of the allowance at March 31, 2007 and December 31, 2006 is $170,000.

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

          Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company is used to estimate the fair value of existing debt.

          Income Taxes - The Company assumes the deductibility of certain costs in income tax filings and estimates the possible recovery of deferred income tax assets, which are at zero at the end of each period presented.

          Stock Options - Through December 31, 2005, the Company accounted for stock-based compensation issued to its employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost was recognized through that period for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the options granted in May, 2004 to Michael G. Nicholson, which is explained further in Note 4, "Contingencies and Other Obligations to Related Parties". The fair value of options granted was determined using the Black-Scholes option pricing model. In December 2004, SFAS No. 123R, "Accounting for Stock-Based Compensation" was issued and changed the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers such as the Company, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard was reflected in 2006 by the expensing of existing stock options granted in 2004 that vest through 2006 to current optionees, and options granted in the current period to directors for a board meeting.


NOTE  2.     RELATED  PARTY  TRANSACTIONS

     During the quarter ended March 31, 2007, the Company contracted for trucking, repair parts and labor for repair services with Gardenscape, a company that the Company's Chief Executive Officer, Timothy R. Kasmoch, was also the President and CEO of during the quarter. The Company also paid Carl Richard, a member of the Board, fees for consulting services. These fees were exclusive of director fees and expenses paid for with cash and stock options.

The following table summarizes these payments and the balance to each of any monies owed as of March 31, 2007:




Payee         Trucking, repairs and services   Consulting fees   Account payable balance at 3/31/07
------------  -------------------------------  ----------------  -----------------------------------
Gardenscape   $                        11,855  $              -  $                             3,420
Carl Richard                                -             4,155                                    -




NOTE  3.     LONG-TERM  DEBT

     The Company presently has a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at March 31, 2007) plus 1.5% and secured by a first lien on all assets of the Company. Two certificates of deposit totaling $132,382 from the Bank are held as a condition of maintaining the facility. The Company has currently renewed the line of credit through October 2007, and is not in violation of any financial covenants. At March 31, 2007, the Company had $165,000 of borrowing capacity under the credit facility. The term note was paid off in March 2007.

     In the first quarter 2007, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $98,540 from Wachovia Financial Services, to purchase a truck that was placed into service during the quarter. A term note was issued at 9.04% for five years and secured by the truck. The total amount owed on all notes by BMT as of March 31, 2007 was approximately $324,000 and all are expected to be paid in full by April 2012.

     In the first quarter 2007, the Company's wholly-owned subsidiary, Florida N-Viro LP, borrowed a total of $23,253 from General Motors Acceptance Corporation to purchase a truck that was placed into service during the quarter. A term note was issued at 9.82% for five years and secured by the truck. The total amount owed on all notes by Florida N-Viro as of March 31, 2007 was approximately $29,000 and all are expected to be paid in full by February 2012

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% for 10 years, to be paid in annual installments of $59,611.80, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of March 31, 2007 was approximately $399,800.


NOTE  4.     CONTINGENCIES  AND  OTHER  OBLIGATIONS  TO  RELATED  PARTIES

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

     On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro and now operates the facility in Volusia County, Florida. The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2007 through 2009 is $48,000 each year, and for 2010 is $12,000. The total rental expense included in the statements of operations for the quarter ended March 31, 2007 is $12,000, as this property commitment was acquired pursuant to the Share Purchase Agreement with VFL Technology Corporation, effective December 31, 2006. We also lease various equipment on a month-to-month basis at our Florida operation.

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

     In June 2005, J. Patrick Nicholson filed a Demand for Arbitration based on a claimed breach of a Consulting Agreement dated August 28, 2003 between the Company and Mr. Nicholson. In July 2005, the Company terminated for cause his Consulting Agreement. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Agreement, exclusive of any other payouts earnable. In November 2005, Mr. Nicholson filed an amended complaint pertaining to his Demand for Arbitration. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. A hearing on the matter commenced over two days in January 2007, and was concluded in April 2007. A decision by the arbitrator is expected in the near future.

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

     In July 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following current and former members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete and Terry J. Logan. The Complaint is seeking undeterminable damages and other relief from the named defendants. N-Viro filed a motion to dismiss the lawsuit in August 2006. Mr. Nicholson requested several extensions to amend his complaint. An amended complaint alleging mostly the same claims was filed on that date. The Company plans to renew its motion to dismiss, and will vigorously defend against the allegations. All discovery has been stayed pending the anticipated motion to dismiss.

     In June 2003, the Company entered into an Employment Agreement with Michael
G. Nicholson, the Chief Development Officer and then a member of the Board of Directors of the Company. The employment agreement will expire in June 2007, and future compensation amounts are to be determined annually by the Board of Directors. The agreement was disclosed in a filing on June 10, 2003 on Form 8-K. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the Agreement, and amended the Agreement. Because these options were priced lower than the fair market value as of that date, the Company is required to take a charge to earnings totaling approximately $68,400 ratably through June 2007, the ending date of his employment agreement.

     The Company leases its executive and administrative office in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. The Company believes its relationship with its lessor is satisfactory. The lease expired on February 28, 2007, and we have not renewed it at this time. The total rental expense included in the statements of operations for the three months ended March 31, 2007 and 2006 is approximately $9,400 and $9,300, respectively. The Company also leases various equipment on a month-to-month basis.

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


NOTE  5.     NEW  ACCOUNTING  STANDARDS

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

     For the first quarter of 2007, approximately 63% of the Company's revenue is from management operations and 37% from other domestic operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

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

          Management Operations - The Company provides employee and management services to operate the Toledo Ohio Wastewater Treatment Facility and the Daytona/Volusia County Florida Treatment Facility.

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

     The accounting policies of the segments are the same as the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments and are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are not identified with any segments, but rather the Company's administrative functions. All of the net nonoperating income (expense) are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments. The Management Operations segment represents both a significant amount of business generated as well as specific locations and unique type of revenue.

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

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended March 31, 2007 and 2006 (dollars in thousands):



                             Management             Domestic     Foreign     Research &
                              Operations           Operations  Operations   Development  Total
                     ----------------------------  ----------  -----------  -----------  -----
                                         Quarter Ended March 31, 2007
                     -------------------------------------------------------------------------
Revenues                                      713         419           -             -  1,132
Cost of revenues                              594         293           -             -    887
                     ----------------------------  ----------  -----------  -----------  -----
Segment profits                               119         126           -             -    245
                     ============================  ==========  ===========  ===========  =====
Identifiable assets                           991          96           -             -  1,087
Depreciation                                   24          11           -             -     35


                                         Quarter Ended March 31, 2006
                     -------------------------------------------------------------------------
Revenues                                      454         545           -            30  1,029
Cost of revenues                              257         391           4            25    677
                     ----------------------------  ----------  -----------  -----------  -----
Segment profits                               197         154          (4)            5    352
                     ============================  ==========  ===========  ===========  =====
Identifiable assets                           238         131           -             -    369
Depreciation                                   17           3           -             -     20




     A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended March 31, 2007 and 2006 is as follows (dollars in thousands):




                                                      Qtr. Ended March 31
                                                         ----------------
                                                          2007     2006
                                                         -------  -------
Segment profits:
Segment profits for reportable segments                  $  245   $  352
Corporate selling, general and administrative expenses     (479)    (481)
Other income (expense)                                       (9)      (2)
                                                         -------  -------
Consolidated loss before taxes                           $ (243)  $ (131)
                                                         =======  =======

Identifiable assets:
Identifiable assets for reportable segments              $1,087   $  369
Corporate property and equipment                             17        5
Current assets not allocated to segments                  1,088    1,166
Intangible and other assets not allocated to
segments                                                    755      960
                                                         -------  -------
Consolidated assets                                      $2,947   $2,500
                                                         =======  =======

Depreciation and amortization:
Depreciation for reportable segments                     $   35   $   20
Corporate depreciation and amortization                      47       35
                                                         -------  -------
Consolidated depreciation and amortization               $   82   $   55
                                                         =======  =======



NOTE  7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

     Florida N-Viro, L.P. was formed in January 1996 pursuant to a joint venture agreement between the Company and VFL Technology Corporation (VFL). Through December 28, 2006, the Company owned a 47.5% interest in the joint venture and accounted for its investment under the equity method. The Company has recognized its share of the joint venture's losses to the extent of its investment. Any additional losses passed through from the joint venture were recorded as an increase to the allowance against the Note Receivable, through November 2005, when the total losses matched the value of the Notes. Since that date, the Company has not recorded any additional loss even though Florida N-Viro continued to sustain losses, because of a lack of basis in this investment. The total loss recorded by Florida N-Viro in 2006 was $291,997. Of this, the Company would have been required to record 47.5% of the loss, or $138,699, but recorded $-0-.

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

     Condensed financial information of Florida N-Viro as of March 31, 2007 (after the Company's purchase of its remaining interest in Florida N-Viro) and 2006 is as follows:



                                 2007          2006
                             (unaudited)   (unaudited)
                             ------------  ------------
Current assets               $    330,470  $   342,477
Long-term assets                  480,640      278,430
                             ------------  ------------

                             $    811,110  $   620,907
                             ============  ============


Current liabilities          $    282,981  $ 1,619,488
Long-term liabilities              18,640            -
Member capital                    500,000            -
Partners' capital (deficit)         9,489     (998,581)
                             ------------  ------------

                             $    811,110  $   620,907
                             ============  ============




                    Quarter Ended March 31,
                   ------------------------
                       2007          2006
                   (unaudited)   (unaudited)
                   ------------  ------------
Net sales          $    390,407  $   414,566
Net income (loss)         9,489      (36,737)



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS

     This 10-QSB contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services;
(vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-QSB, including under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-QSB; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-QSB are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-QSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-QSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.


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

RESULTS  OF  OPERATIONS

     Total revenues were $1,132,000 for the quarter ended March 31, 2007 compared to $1,028,000 for the same period of 2006. The net increase in revenue is due primarily to an increase in facility management revenue and service fees generated for the management of alkaline admixture. Our cost of revenues increased to $887,000 in 2007 from $677,000 for the same period in 2006, and the gross profit percentage decreased to 22% from 34% for the quarters ended March 31, 2007 and 2006, respectively. This decrease in gross profit percentage is primarily due to the decreased profitability of the facility management fee operations, primarily as the result of the acquisition of the Florida operations at the end of 2006, which operate at a lower gross profit margin than our other management fee facility. Operating expenses decreased for the comparative period. These changes collectively resulted in a net loss of approximately $243,000 for the quarter ended March 31, 2007 compared to a net loss of $132,000 for the same period in 2006, an increase in the net loss of approximately $111,000.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 WITH THREE MONTHS ENDED MARCH 31, 2006

     Our overall revenue increased $103,000, or 10%, to $1,132,000 for the quarter ended March 31, 2007 from $1,029,000 for the quarter ended March 31, 2006. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $136,000 from the same period ended in 2006;

     b) Revenue from the service fees for the management of alkaline admixture increased $91,000 from the same period ended in 2006 - this increase was the result of the acquisition of the Florida operation, purchased in late 2006;

     c) Our processing revenue, including facility management revenue, showed a net increase of $201,000 over the same period ended in 2006 - of this increase, $303,000 was contributed by the acquisition of the Florida operation in late 2006;

     d) Miscellaneous revenues decreased $22,000 from the same period ended in 2006; and

     e) Research and development revenue was $-0- in 2007, a decrease of $30,000 from the same period ended in 2006.

     Our gross profit decreased $107,000, or 30%, to $245,000 for the quarter ended March 31, 2007 from $352,000 for the quarter ended March 31, 2006, and the gross profit margin decreased to 22% from 34% for the same periods. The decrease in gross profit margin is primarily due to the decrease in profitability of the facility management fee operations. Gross revenue decreased $124,000 from our Toledo operation, contributing approximately $40,000 of this decrease in gross profit. The gross revenue from the Toledo operation decreased in 2007 compared to the first quarter of 2006 because of unscheduled repairs and a reduction in the volume of incoming sludge processing due to the weather. The balance of the decrease, or $67,000, was primarily the result of the decrease in sales of alkaline admixture and miscellaneous revenues. The acquisition of the Florida operation in late 2006 added approximately $13,000 on overall revenue of $390,000, but was an increase of approximately $46,000 over the same period in 2006 when it was operated by a different company.

     Our operating expenses decreased $3,000, or 0.5%, to $479,000 for the quarter ended March 31, 2007 from $482,000 for the quarter ended March 31, 2006. The decrease was primarily due to an increase of approximately $33,000 in employee payroll and related expenses and $7,000 in consulting expense, offset by a decrease of $19,000 in director-related expenses and $14,000 in travel and sales-related expenses. The acquisition of the Florida operation had an immaterial effect on the change in operating expenses from 2006 to 2007.

     As a result of the foregoing factors, we recorded an operating loss of $234,000 for the quarter ended March 31, 2007 compared to an operating loss of $129,000 for the quarter ended March 31, 2006, an increase in the loss of approximately $105,000.

     Our net nonoperating expense increased by $7,000 to net nonoperating expense of $9,000 for the quarter ended March 31, 2007 from net nonoperating expense of $2,000 for the quarter ended March 31, 2006. The increase in nonoperating expense was primarily due to an increase in interest expense of $8,000 for the financing of the acquisition of the Florida operation in December 2006.

     We recorded a net loss of approximately $243,000 for the quarter ended March 31, 2007 compared to a net loss of $132,000 for the same period ended in 2006, an increase in the loss of approximately $111,000. Total non-cash expenses for depreciation, amortization and stock or stock options charges accounted for approximately $168,000 of the loss for the quarter ended March 31, 2007. Non-cash expenses for the same period in 2006 totaled approximately $145,000.

     For the quarter ended March 31, 2007 and 2006, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $514,000 at March 31, 2007, compared to a working capital deficit of $350,000 at December 31, 2006, resulting in a decrease in working capital of $165,000. Current assets at March 31, 2007 included cash and investments of approximately $269,000 (including restricted cash of approximately $132,000), which is a decrease of $25,000 from December 31, 2006.

     Our cash flow provided by operations for the first three months ended March 31, 2007 was approximately $81,000, a decrease of approximately $2,000 from 2006. This decrease was principally due to the positive change in working capital of approximately $46,000, increased by $38,000 in the amount of stock, warrants and stock options issued for fees and services from 2006 and further increased by $25,000 in other non-cash charges to earnings, decreased by $111,000 for the increase in the net loss.

     We presently have a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility is comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at March 31, 2007) plus 1.5% and secured by a first lien on all assets of the Company. Two certificates of deposit totaling $125,000 from the Bank are held as a condition of maintaining the facility. We have currently renewed the line of credit through October 2007, and are not in violation of any financial covenants. At March 31, 2007, we had $165,000 of borrowing capacity under the credit facility. The term note was paid off in March 2007.

     In the first quarter 2007, our wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $98,540 from Wachovia Financial Services to purchase a truck that was placed into service during the quarter. A term note was issued at 9.04% for five years and secured by the truck. The total amount owed on all notes held by BMT as of March 31, 2007 was approximately $324,000 and all are expected to be paid in full by April 2012.

     In the first quarter 2007, our wholly-owned subsidiary, Florida N-Viro LP ("Florida N-Viro"), borrowed a total of $23,253 from General Motors Acceptance Corporation to purchase a truck that was placed into service during the quarter. A term note was issued at 9.82% for five years and secured by the truck. The total amount owed on all notes held by Florida N-Viro as of March 31, 2007 was approximately $29,000 and all are expected to be paid in full by February 2012.

     In early 2006, the dormant Ft. Meade facility, which was owned by Florida N-Viro, was sold to an independent third party, and the proceeds were used to fund operations. On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% for 10 years, to be paid in annual installments of $59,611.80, subject to an offset for royalties due us under a patent license agreement from the same party. Through March 31, 2007 cash flow from operations of Florida N-Viro has been positive, and we believe that Florida N-Viro will be able to generate enough funds to finance operations through 2007.

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

     For the remainder of 2007, we expect continued improvements in operating results for 2007 primarily due to lowered administrative costs together with existing sources and expected new sources of revenue, strategic relationships and cash from equity issuances. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on 2007 operations.


OFF-BALANCE  SHEET  ARRANGEMENTS

     At March 31, 2007, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at March 31, 2007, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



                                                                   Payments Due By Period
                                             -------------------------------------------------------------------------
                                    Note #     Total      Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                    -------  ---------   -----------------  ------------  ------------  --------------
Purchase obligations                    (1)  $   91,000  $          72,800  $     18,200  $          -  $            -
Long-term debt obligations              (2)     753,811            112,031       320,202       135,090         186,488
Operating leases                        (3)     265,636             92,411       173,225             -               -
Capital lease obligations                             -                  -             -             -               -
Other long-term debt obligations                      -                  -             -             -               -
                                             ----------  -----------------  ------------  ------------  --------------

Total contractual cash obligations           $1,110,447  $         277,242  $    511,627  $    135,090  $      186,488
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



ITEM  3.        CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

     As of March 31, 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of March 31, 2007, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROLS

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In June 2005, J. Patrick Nicholson filed a Demand for Arbitration based on a claimed breach of a Consulting Agreement dated August 28, 2003 between the Company and Mr. Nicholson. In July 2005, the Company terminated for cause his Consulting Agreement. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Agreement, exclusive of any other payouts earnable. In November 2005, Mr. Nicholson filed an amended complaint pertaining to his Demand for Arbitration. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. A hearing on the matter commenced over two days in January 2007, and was concluded in April 2007. A decision by the arbitrator is expected in the near future.

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

     In July 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following current and former members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete and Terry J. Logan. The Complaint is seeking undeterminable damages and other relief from the named defendants. N-Viro filed a motion to dismiss the lawsuit in August 2006. Mr. Nicholson requested several extensions to amend his complaint. An amended complaint alleging mostly the same claims was filed on that date. The Company plans to renew its motion to dismiss, and will vigorously defend against the allegations. All discovery has been stayed pending the anticipated motion to dismiss.

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


Date:     May 15, 2007          /s/  Timothy R. Kasmoch
          ----------------      -----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     May 15, 2007          /s/  James K. McHugh
          ----------------      ---------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX
                                  =============

Exhibit No.     Document
----------=     --------

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.