Form 10QSB
period 2007-06-30
N-VIRO INTERNATIONAL CORP
filed 2007-08-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended June 30, 2007

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

     As of August 6, 2007, 3,996,359 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

   Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                          ----

PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                                         N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                              Three Months Ended June 30  Six Months Ended June 30
                                                                ------------------------  ------------------------
                                                                   2007         2006         2007         2006
                                                                -----------  -----------  -----------  -----------
Revenues                                                        $1,022,014   $  952,337   $2,154,274   $1,981,155

Cost of revenues                                                   856,543      554,406    1,743,657    1,231,131
                                                                -----------  -----------  -----------  -----------

Gross Profit                                                       165,471      397,931      410,617      750,024

Operating expenses:
   Selling, general and administrative                             530,444      431,700    1,009,311      913,192
                                                                -----------  -----------  -----------  -----------

Operating loss                                                    (364,973)     (33,769)    (598,694)    (163,168)

Nonoperating income (expense):
   Interest income                                                   1,565        1,756        3,297        4,281
   Interest expense                                                (17,938)      (4,049)     (28,854)      (8,684)
                                                                -----------  -----------  -----------  -----------
                                                                   (16,373)      (2,293)     (25,557)      (4,403)
                                                                -----------  -----------  -----------  -----------

Loss before income taxes                                          (381,346)     (36,062)    (624,251)    (167,571)

Federal and state income taxes                                           -            -            -            -
                                                                -----------  -----------  -----------  -----------

Net loss                                                        $ (381,346)  $  (36,062)  $ (624,251)  $ (167,571)
                                                                ===========  ===========  ===========  ===========


Basic and diluted loss per share                                $    (0.10)  $    (0.01)  $    (0.16)  $    (0.05)
                                                                ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted   3,965,706    3,707,087    3,903,573    3,700,918
                                                                ===========  ===========  ===========  ===========




See Notes to Consolidated Financial Statements


                                         N-VIRO INTERNATIONAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                   June 30, 2007 (Unaudited)    December 31, 2006
                                                                   --------------------------  -------------------
ASSETS
-----------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
   Unrestricted                                                    $                  97,975   $          162,633
   Restricted                                                                        133,404              131,498
Trade Receivables, net                                                               740,593              667,617
Prepaid expenses and other current assets                                            217,777              250,590
                                                                   --------------------------  -------------------
Total current assets                                                               1,189,749            1,212,338

Property and Equipment, Net                                                        1,235,522              931,820

Intangible and Other Assets, Net                                                     723,686              801,972
                                                                   --------------------------  -------------------

                                                                   $               3,148,957   $        2,946,130
                                                                   ==========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                               $                 139,363   $          106,673
Line-of-credit                                                                       371,000              205,000
Accounts payable                                                                   1,119,496            1,048,094
Deferred revenue                                                                      12,145                    -
Accrued liabilities                                                                  230,214              202,295
                                                                   --------------------------  -------------------
Total current liabilities                                                          1,872,218            1,562,062

Long-term debt, less current maturities                                              729,015              554,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized 7,000,000 shares; issued
   4,117,859 in 2007 and 3,864,059 in 2006                                            41,179               38,641
Additional paid-in capital                                                        16,792,923           16,453,119
Accumulated deficit                                                              (15,601,488)         (14,977,239)
                                                                   --------------------------  -------------------
                                                                                   1,232,614            1,514,521
Less treasury stock, at cost, 123,500 shares                                         684,890              684,890
                                                                   --------------------------  -------------------
Total stockholders' equity                                                           547,724              829,631
                                                                   --------------------------  -------------------

                                                                   $               3,148,957   $        2,946,130
                                                                   ==========================  ===================






                 See Notes to Consolidated Financial Statements


                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended June 30
                                                         2007        2006
                                                      ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      $  (7,185)  $ 234,106

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                    (428,834)   (173,289)
Expenditures for intangible assets                            -      (2,199)
Reductions to restricted cash and cash equivalents       (1,906)     (1,623)
                                                      ----------  ----------
Net cash used in investing activities                  (430,740)   (177,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term obligations                  267,917      88,973
Principal payments on long-term obligations             (60,650)    (39,656)
Net borrowings (payments) on line-of credit             166,000     (48,974)
                                                      ----------  ----------
Net cash provided by financing activities               373,267         343

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (64,658)     57,338

CASH AND CASH EQUIVALENTS - BEGINNING                   162,633     224,447
                                                      ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING                    $  97,975   $ 281,785
                                                      ==========  ==========


Supplemental disclosure of cash flows information:
  Cash paid during the six months ended for interest  $  43,873   $   9,118
                                                      ==========  ==========









                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2007 may not be indicative of the results of operations for the year ending December 31, 2007. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2006.

     The financial statements are consolidated as of June 30, 2007 and December 31, 2006 for the Company. All intercompany transactions were eliminated.

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

     Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The balance of the allowance at June 30, 2007 and December 31, 2006 is $170,000.

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

     Stock Options - Through December 31, 2005, the Company accounted for stock-based compensation issued to its employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost was recognized through that period for the stock option plans, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of the grant, except for the options granted in May, 2004 to Michael G. Nicholson, which is explained further in Note 4, "Contingencies and Other Obligations to Related Parties". The fair value of options granted was determined using the Black-Scholes option pricing model. In December 2004, SFAS No. 123R, "Accounting for Stock-Based Compensation" was issued and changed the accounting for transactions in which an entity obtains employee services in a share-based payment transaction. For Small Business issuers such as the Company, the Statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005. The adoption of this standard was reflected in 2006 by the expensing of existing stock options granted in 2004 that vested through 2006 to current optionees, and options granted in the current period to directors for a board meeting.


NOTE  2.     RELATED  PARTY  TRANSACTIONS

     During the quarter ended June 30, 2007, the Company contracted for trucking, repair parts and labor for repair services with Gardenscape, a company that the Company's Chief Executive Officer, Timothy R. Kasmoch, was also the former President and CEO of during the quarter. The Company also paid Carl Richard, a member of the Board, fees for consulting services. These fees were exclusive of director fees and expenses paid for with cash and stock options.

The following table summarizes these payments and the balance to each of any monies owed as of June 30, 2007:




Payee         Trucking, repairs and services   Consulting fees   Account payable balance at 6/30/07
------------  -------------------------------  ----------------  -----------------------------------
Gardenscape   $                         4,543  $              -  $                             4,234
Carl Richard                                -               693                                    -




NOTE  3.     LONG-TERM  DEBT

     Through the first quarter of 2007, the Company had a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at June 30, 2007) plus 1.5% and secured by a first lien on all assets of the Company. The term note was paid off in March 2007, leaving the line of credit as the remaining debt on this original credit facility. Two certificates of deposit totaling $133,404 from the Bank are held as a condition of maintaining the facility. The Company has currently renewed the line of credit through October 2007. At June 30, 2007, the Company had $29,000 of borrowing capacity under the line of credit.

     In the second quarter 2007, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $93,541 from Navistar Financial, to purchase a truck that was placed into service during the quarter. A term note was issued at 9.34% for five years, monthly payments due of $1,958 and secured by the truck. The total amount owed on all notes by BMT as of June 30, 2007 was approximately $399,000 and all are expected to be paid in full on the applicable maturity date, the last of which is April 2012.

     In the second quarter 2007, the Company's wholly-owned subsidiary, Florida N-Viro LP, borrowed a total of $19,041 from General Motors Acceptance Corporation to purchase a truck that was placed into service during the quarter. A term note was issued at 10% for five years, monthly payments due of $404 and secured by the truck. Florida N-Viro also borrowed a total of $26,930 from Irwin Finance Company to purchase processing equipment that was placed into service during the quarter. A term note was issued at 8.5% for three years, monthly payments due of $851 and secured by the equipment. The total amount owed on all notes by Florida N-Viro as of June 30, 2007 was approximately $72,000 and all are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% for 10 years, to be paid in annual installments of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of June 30, 2007 was approximately $399,700 and the first installment is expected to be paid on time in early 2008.


NOTE  4.     CONTINGENCIES  AND  OTHER  OBLIGATIONS  TO  RELATED  PARTIES

     In June 2007, the Company executed an Employment Agreement with Robert W. Bohmer as Vice-President of Business Development and General Counsel, which commenced July 1, 2007. The Company and Mr. Bohmer agreed primarily to enter into an employment arrangement for a two-year term at $150,000 per year plus a stock option grant of 100,000 shares. In addition, Mr. Bohmer is eligible for an annual cash bonus. Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason A copy of Mr. Bohmer's Employment Agreement was attached to a Form 8-K as Exhibit 10.1, filed by the Company on June 20, 2007.

     In March 2007, the Company and Mr. Timothy R. Kasmoch, the President and Chief Executive Officer, entered into an Employment Agreement dated and commencing February 13, 2007, for a two-year term. Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual discretionary increase. In addition, Mr. Kasmoch is eligible for an annual cash bonus. Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason. A copy of Mr. Kasmoch's Employment Agreement was attached to a Form 8-K as Exhibit 10.1, filed by the Company on March 12, 2007.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2007 through 2009 is $48,000 each year, and for 2010 is $12,000. The total rental expense included in the statements of operations for the quarter ended June 30, 2007 is $12,000, as this property commitment was acquired pursuant to the Share Purchase Agreement with VFL Technology Corporation, effective December 31, 2006. We also lease various equipment on a month-to-month basis at our Florida operation.

     In March 2006, the Company approved a First Amendment to a Consulting Agreement dated July 1, 2004 with Terry J. Logan, then a member of the Board. The existing Consulting Agreement was scheduled to expire on June 30, 2006, and was extended an additional two (2) years from that date. All other terms of the existing Consulting Agreement have been retained, with the exception of Section 5.4, referring to Dr. Logan's stock option compensation, which has been deleted by the First Amendment. Dr. Logan will continue to be compensated at a base fee of $87.50 per hour. The First Amendment to the Consulting Agreement is effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.3, filed by the Company on March 20, 2006.

     In March 2006, the Company approved a Consulting Agreement with Carl Richard, a current member of the Board. The term of the Consulting Agreement was one (1) year, terminable by Mr. Richard upon fifteen (15) days notice or by us upon ninety (90) days notice. Payments under the Consulting Agreement were $1,600 per month. The Consulting Agreement was effective as of February 13, 2006. A copy of the Consulting Agreement was attached to a Form 8-K as Exhibit 10.2, filed by the Company March 20, 2006. The Company did not extend Mr. Richard's agreement beyond May 2007.

     In June 2005, J. Patrick Nicholson filed a Demand for Arbitration based on a claimed breach of a Consulting Agreement dated August 28, 2003 between the Company and Mr. Nicholson. In July 2005, the Company terminated for cause his Consulting Agreement. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Agreement, exclusive of any other payouts earnable. In November 2005, Mr. Nicholson filed an amended complaint pertaining to his Demand for Arbitration. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. A hearing on the matter commenced over two days in January 2007, and was concluded in April 2007. In June 2007, the Arbitrator ruled the Company was legally justified in its termination for cause of Mr. Nicholson's Consulting Agreement, in addition to not being liable for any additional payouts that could have been earnable by him under the Agreement. All claims made by Mr. Nicholson under the matter were dismissed with prejudice in their entirety by the Arbitrator, who also elected not to award legal fees to either party in the matter. The Company filed a Form 8-K on June 28, 2007 disclosing this event.

     In January 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel the Company to allow him access to inspect our corporate and business books and records and our stockholder list. No monetary relief is sought in this action. The Company contends that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled, and principally relate to his claims in the now-concluded arbitration described above. The Company is vigorously defending this action and has filed a response in the Delaware Chancery Court, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-QSB.

     In July 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following current and former members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete and Terry J. Logan. The Complaint is seeking undeterminable damages and other relief from the named defendants. N-Viro filed a motion to dismiss the lawsuit in August 2006. Mr. Nicholson requested several extensions to amend his complaint. An amended complaint alleging mostly the same claims was filed on that date. The Company has renewed its motion to dismiss and will continue to vigorously defend against the allegations. In response to motions to dismiss filed by all of the defendants, Mr. Nicholson and his company dismissed with prejudice Messrs. Haslinger, Levin and Logan. All discovery has been stayed pending the anticipated ruling on the motions to dismiss.

     In June 2003, the Company entered into an Employment Agreement with Michael
G. Nicholson, the Chief Development Officer and then a member of the Board of Directors of the Company. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the Agreement, and amended the Agreement. Because these options were priced lower than the fair market value as of that date, the Company was required to take a charge to earnings totaling approximately $68,400 ratably through June 2007, the ending date of his employment agreement. The Agreement was not renewed or extended by the Company at that time, as disclosed in a filing on Form 8-K on June 12, 2007.

     The Company leases its executive and administrative office in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. The Company believes its relationship with its lessor is satisfactory. The lease expired on February 28, 2007, and we have not renewed it at this time. The total rental expense included in the statements of operations for the six months ended June 30, 2007 and 2006 is approximately $18,600 each year. The Company also leases various equipment on a month-to-month basis.

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

     The Company is involved in these legal proceedings and subject to claims which have arisen in the ordinary course of business. These actions, when concluded and determined, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or cash flows of the Company.


NOTE  5.     NEW  ACCOUNTING  STANDARDS

     No new accounting standards were issued by the Financial Accounting Standards Board during the quarter ended June 30, 2007.


NOTE  6.     SEGMENT  INFORMATION

     For the second quarter of 2007, approximately 70% of the Company's revenue was from management operations and 30% from other domestic operations. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions (such as the current conditions in the Asia Pacific region and Latin America) and interest rates, as well as other factors. In addition, operating results of some of the Company's business segments are influenced by particular business cycles and seasonality, as well as other factors such as interest rates.

     EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. The Company's operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. The market price for its common stock may decrease if its operating results do not meet the expectations of the market.

     COMPETITION. The Company conducts business in a highly competitive market and has fewer resources than most of its competitors. Principal competitors are mainly from the waste management and disposal, water and alternative energy industries. Businesses from these markets compete within and outside the United States principally on the basis of price, product quality, custom design, technical support, reputation, equipment financing assistance and reliability. Competitive pressures and other factors could cause the Company to lose market share or could result in decreases in prices, either of which could have a material adverse effect on its financial position and results of operations.

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

     The Research and Development segment is unlike any other revenue in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended June 30, 2007 and 2006 (dollars in thousands):



                               Management             Domestic     Foreign   Research &
                               Operations            Operations  Operations  Development   Total
                     ------------------------------  ----------  ----------  ------------  -----
                                              Quarter Ended June 30, 2007
                     ---------------------------------------------------------------------------
Revenues                                        714         308           -            -   1,022
Cost of revenues                                641         216           -            -     857
                     ------------------------------  ----------  ----------  ------------  -----
Segment profits                                  73          92           -            -     165
                     ==============================  ==========  ==========  ============  =====
Identifiable assets                           1,126          93           -            -   1,219
Depreciation                                     48          25           -            -      73

                                              Quarter Ended June 30, 2006
                     ---------------------------------------------------------------------------
Revenues                                        432         424          66           30     952
Cost of revenues                                218         297           2           37     554
                     ------------------------------  ----------  ----------  ------------  -----
Segment profits                                 214         127          64           (7)    398
                     ==============================  ==========  ==========  ============  =====
Identifiable assets                             381         104           -            -     485
Depreciation                                     17           3           -            -      20

                                             Six Months Ended June 30, 2007
                     ---------------------------------------------------------------------------
Revenues                                      1,427         727           -            -   2,154
Cost of revenues                              1,235         509           -            -   1,744
                     ------------------------------  ----------  ----------  ------------  -----
Segment profits                                 192         218           -            -     410
                     ==============================  ==========  ==========  ============  =====
Identifiable assets                             381         104           -            -     485
Depreciation                                     82          50           -            -     132

                                             Six Months Ended June 30, 2006
                     ---------------------------------------------------------------------------
Revenues                                        885         970          66           60   1,981
Cost of revenues                                474         689           6           62   1,231
                     ------------------------------  ----------  ----------  ------------  -----
Segment profits                                 411         281          60           (2)    750
                     ==============================  ==========  ==========  ============  =====
Identifiable assets                             381         104           -            -     485
Depreciation                                     34           6           -            -      40




     A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended June 30, 2007 and 2006 is as follows (dollars in thousands):


                                                            Qtr. Ended      Six Months Ended
                                                             June 30            June 30
                                                         ----------------  -----------------
                                                          2007     2006      2007     2006
                                                         -------  -------  --------  -------
Segment profits:
  Segment profits for reportable segments                $  165   $  398   $   410   $  750
  Corporate selling, general and administrative expenses   (530)    (432)   (1,009)    (913)
  Other income (expense)                                    (16)      (2)      (25)      (4)
                                                         -------  -------  --------  -------
Consolidated loss before taxes                           $ (381)  $  (36)  $  (624)  $ (167)
                                                         =======  =======  ========  =======

Identifiable assets:
  Identifiable assets for reportable segments            $1,219   $  485   $ 1,219   $  485
  Corporate property and equipment                           17        4        17        4
  Current assets not allocated to segments                1,190    1,138     1,190    1,138
  Intangible and other assets not allocated to
     segments                                               723      883       723      883
Consolidated assets                                      $3,149   $2,510   $ 3,149   $2,510
                                                         =======  =======  ========  =======

Depreciation and amortization:
  Depreciation for reportable segments                   $   73   $   20   $   132   $   40
  Corporate depreciation and amortization                    22       35        45       70
                                                         -------  -------  --------  -------
Consolidated depreciation and amortization               $   95   $   55   $   177   $  110
                                                         =======  =======  ========  =======





NOTE  7.     INVESTMENT  IN  FLORIDA  N-VIRO,  L.  P.

     On December 28, 2006, the Company entered into a Share Purchase Agreement (the "Agreement") with VFL Technology Corporation ("VFL"), pursuant to which the Company acquired VFL's membership interests in Florida N-Viro L.P. and Florida N-Viro Management, LLC, the general partner of Florida N-Viro L.P. The purchase price paid by the Company to VFL for the acquisition of the membership interests was $500,000, with $100,000 paid at closing and the balance payable over ten years at 8% interest, pursuant to the terms of a promissory note delivered by the Company at closing. Pursuant to the Purchase Agreement, the payments on the Note will be offset first from annual royalties payable by VFL to the Company pursuant to an existing license agreement between the Company and VFL. Any remaining amounts due under the note are payable in cash within thirty days after the end of the fiscal year, after a yearly accounting is agreed to between the parties. In accordance with the Agreement, all Notes due the Company from Florida N-Viro were cancelled.

     Condensed financial information of Florida N-Viro as of June 30, 2007 (after the Company's purchase of its remaining interest in Florida N-Viro) and 2006 is as follows:



                                 2007          2006
                             (unaudited)   (unaudited)
                             ------------  ------------
Current assets               $   421,942   $   325,958
Long-term assets                 491,353       265,791
                             ------------  ------------

                             $   913,295   $   591,749
                             ============  ============

Current liabilities          $   364,020   $ 1,673,790
Long-term liabilities             51,064             -
Member capital                   500,000             -
Partners' capital (deficit)       (1,790)   (1,082,041)
                             ------------  ------------

                             $   913,294   $   591,749
                             ============  ============




                                Quarter Ended June 30,
                   -----------------------------------------
                               2007                 2006
                           (unaudited)          (unaudited)
                   ---------------------------  ------------
Net sales          $                  417,130   $   353,972
Net income (loss)                     (11,278)      (61,534)


                            Six Months Ended June 30,
                   -----------------------------------------
                               2007                 2006
                           (unaudited)          (unaudited)
                   ---------------------------  ------------

Net sales          $                  807,537   $   768,538
Net income (loss)                      (1,789)      (98,271)



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

     Our business strategy has developed from being a low cost provider of a process to marketing the N-Viro Process, which produces an "exceptional quality" sludge product, as defined in the 40 CFR Part 503 Sludge Regulations under the Clean Water Act of 1987 (the "Part 503 Regs"), with multiple commercial uses. In this strategy, we focus on identifying allies, public and private, who will build and operate an N-Viro facility. To date, our revenues primarily have been derived from licensing the N-Viro Process to treat and recycle wastewater sludge generated by municipal wastewater treatment plants and from the sale to licensees of the alkaline admixture used in the N-Viro Process. We have also operated N-Viro facilities for third parties on a start-up basis and currently operate one N-Viro facility on a contract management basis. At the end of 2006 we acquired and now manage a merchant facility which accepts wastewater sludge from several sources in the Orlando, Florida area.


RESULTS  OF  OPERATIONS

     Total revenues were $1,022,000 for the quarter ended June 30, 2007 compared to $952,000 for the same period of 2006. The net increase in revenue is due primarily to an increase in facility management revenue and service fees generated for the management of alkaline admixture. Our cost of revenues increased to $857,000 in 2007 from $554,000 for the same period in 2006, and the gross profit percentage decreased to 16% from 42% for the quarters ended June 30, 2007 and 2006, respectively. This decrease in gross profit percentage is due primarily to the decreased profitability of the facility management fee operations, primarily as the result of the acquisition of the Florida operations at the end of 2006, which operate at a lower gross profit margin than our other management fee facility. Operating expenses increased for the comparative period. These changes collectively resulted in a net loss of approximately $381,000 for the quarter ended June 30, 2007 compared to a net loss of $36,000 for the same period in 2006, an increase in the net loss of approximately $345,000.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 WITH THREE MONTHS ENDED JUNE 30, 2006

     Our overall revenue increased $70,000, or 7%, to $1,022,000 for the quarter ended June 30, 2007 from $952,000 for the quarter ended June 30, 2006. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $128,000 from the same period ended in 2006;

     b) Revenue from the service fees for the management of alkaline admixture increased $97,000 from the same period ended in 2006 - this increase was primarily the result of the acquisition of the Florida operation, purchased in late 2006;

     c) Our processing revenue, including facility management revenue, showed a net increase of $143,000 over the same period ended in 2006. Of this gross facility management revenue increase, $336,000 was contributed by the acquisition of the Florida operation in late 2006;

     d) Miscellaneous revenues decreased $13,000 from the same period ended in 2006; and

     e) Research and development revenue was $-0- in 2007, a decrease of $30,000 from the same period ended in 2006.

     Our gross profit decreased $232,000, or 58%, to $165,000 for the quarter ended June 30, 2007 from $398,000 for the quarter ended June 30, 2006, and the gross profit margin decreased to 16% from 42% for the same periods. The decrease in gross profit margin is primarily due to the shift in percentage of overall gross revenue to our management fee operation segment, which operated at a lower profit margin. Gross revenue decreased $100,000 from our Toledo operation, contributing approximately $32,000 of this decrease in gross profit. The gross revenue from the Toledo operation decreased in 2007 compared to the second quarter of 2006 because of unscheduled repairs and a reduction in the volume of incoming sludge processing due to the weather. The balance of the decrease, or $200,000, was primarily the result of the decrease in sales of alkaline admixture, royalty and miscellaneous revenues. The acquisition of the Florida operation in late 2006 added approximately $12,000 of gross profit on overall revenue of $417,000, but was an increase of approximately $45,000 of gross profit over the same period in 2006 when it was operated by a different company.

     Our operating expenses increased $99,000, or 23%, to $531,000 for the quarter ended June 30, 2007 from $432,000 for the quarter ended June 30, 2006. The increase was primarily due to an increase of approximately $62,000 in director-related expenses, $15,000 in employee payroll and related expenses, $11,000 in consulting expenses and $15,000 in stockholder relations expense. The acquisition of the Florida operation had an immaterial effect on the change in operating expenses from 2006 to 2007.

     As a result of the foregoing factors, we recorded an operating loss of $365,000 for the quarter ended June 30, 2007 compared to an operating loss of $34,000 for the quarter ended June 30, 2006, an increase in the loss of approximately $331,000.

     Our net nonoperating expense increased by $14,000 to net nonoperating expense of $16,000 for the quarter ended June 30, 2007 from net nonoperating expense of $2,000 for the quarter ended June 30, 2006. The increase in nonoperating expense was primarily due to an increase in interest expense for the financing of the acquisition of the Florida operation in December 2006 and an increase in borrowing for the period compared to 2006.

     We recorded a net loss of approximately $381,000 for the quarter ended June 30, 2007 compared to a net loss of $36,000 for the same period ended in 2006, an increase in the loss of approximately $345,000. Total non-cash expenses for depreciation, amortization and stock or stock options charges accounted for approximately $215,000 of the loss for the quarter ended June 30, 2007. Non-cash expenses for the same period in 2006 totaled approximately $122,000.

     For the quarter ended June 30, 2007 and 2006, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 WITH SIX MONTHS ENDED JUNE 30, 2006

     Our overall revenue increased $173,000, or 9%, to $2,154,000 for the six months ended June 30, 2007 from $1,981,000 for the six months ended June 30, 2006. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $264,000 from the same period ended in 2006;

     b) Revenue from the service fees for the management of alkaline admixture increased $188,000 from the same period ended in 2006 - this increase was primarily the result of the acquisition of the Florida operation, purchased in late 2006;

     c) Our processing revenue, including facility management revenue, showed a net increase of $344,000 over the same period ended in 2006. Of this gross facility management revenue increase, $639,000 was contributed by the acquisition of the Florida operation in late 2006;

     d) Miscellaneous revenues decreased $35,000 from the same period ended in 2006; and

     e) Research and development revenue was $-0- in 2007, a decrease of $60,000 from the same period ended in 2006.

     Our gross profit decreased $339,000, or 45%, to $411,000 for the six months ended June 30, 2007 from $750,000 for the six months ended June 30, 2006, and the gross profit margin decreased to 19% from 38% for the same periods. The decrease in gross profit margin is primarily due to the shift in percentage of overall gross revenue to our management fee operation segment, which operated at a lower profit margin. Gross revenue decreased $231,000 from our Toledo operation, contributing approximately $80,000 of this decrease in gross profit. The gross revenue from the Toledo operation decreased in 2007 compared to the first six months of 2006 because of unscheduled repairs and a reduction in the volume of incoming sludge processing due to the weather. The balance of the decrease, or $260,000, was primarily the result of the decrease in sales of alkaline admixture, royalty and miscellaneous revenues. The acquisition of the Florida operation in late 2006 added approximately $25,000 of gross profit on overall revenue of $808,000, but was an increase of approximately $45,000 of gross profit over the same period in 2006 when it was operated by a different company.

     Our operating expenses increased $96,000, or 10.5%, to $1,009,000 for the six months ended June 30, 2007 from $913,000 for the six months ended June 30, 2006. The increase was primarily due to an increase of approximately $44,000 in director-related expenses, $49,000 in employee payroll and related expenses, $18,000 in consulting expenses and $17,000 in stockholder relations expense. The acquisition of the Florida operation had an immaterial effect on the change in operating expenses from 2006 to 2007.

     As a result of the foregoing factors, we recorded an operating loss of $599,000 for the six months ended June 30, 2007 compared to an operating loss of $163,000 for the six months ended June 30, 2006, an increase in the loss of approximately $436,000.

     Our net nonoperating expense increased by $21,000 to net nonoperating expense of $26,000 for the six months ended June 30, 2007 from net nonoperating expense of $4,000 for the six months ended June 30, 2006. The increase in nonoperating expense was primarily due to an increase in interest expense for the financing of the acquisition of the Florida operation in December 2006 and an increase in borrowing compared to 2006.

     We recorded a net loss of approximately $624,000 for the six months ended June 30, 2007 compared to a net loss of $168,000 for the same period ended in 2006, an increase in the loss of approximately $457,000. Total non-cash expenses for depreciation, amortization and stock or stock options charges accounted for approximately $383,000 of the loss for the six months ended June 30, 2007. Non-cash expenses for the same period in 2006 totaled approximately $266,000.

     For the six months ended June 30, 2007 and 2006, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $682,000 at June 30, 2007, compared to a working capital deficit of $350,000 at December 31, 2006, resulting in a decrease in working capital of $332,000. Current assets at June 30, 2007 included cash and investments of approximately $231,000 (including restricted cash of approximately $133,000), which is an increase of $13,000 from December 31, 2006.

     Our cash flow used by operations for the first six months ended June 30, 2007 was approximately $7,000, a decrease of approximately $241,000 from the first six months of 2006. This decrease was principally due to the negative change in working capital of approximately $49,000, increased by $206,000 for cash received on stock options exercised, further increased by $20,000 in the amount of stock, warrants and stock options issued for fees and services from 2006 and further increased by $39,000 in other non-cash charges to earnings, decreased by $457,000 for the increase in the net loss.

     Through the first quarter of 2007, we had a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at Prime (8.25% at June 30, 2007) plus 1.5% and secured by a first lien on all assets of the Company. The term note was paid off in March 2007, leaving the line of credit as the remaining debt on this original credit facility. Two certificates of deposit totaling $133,404 from the Bank are held as a condition of maintaining the facility. We have currently renewed the line of credit through October 2007, and are attempting to refinance or extend the line of credit beyond the October 2007 date. However, there can be no assurance that we will be successful in negotiating these transactions. At June 30, 2007, we had $29,000 of borrowing capacity under the credit facility.

     In the second quarter 2007, our wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $93,541 from Navistar Financial, to purchase a truck that was placed into service during the quarter. A term note was issued at 9.34% for five years, monthly payments due of $1,958 and secured by the truck. The total amount owed on all notes by BMT as of June 30, 2007 was approximately $399,000 and all are expected to be paid in full on the applicable maturity date, the last of which is April 2012.

     In the second quarter 2007, our wholly-owned subsidiary, Florida N-Viro LP, borrowed a total of $19,041 from General Motors Acceptance Corporation to purchase a truck that was placed into service during the quarter. A term note was issued at 10% for five years, monthly payments due of $404 and secured by the truck. Florida N-Viro also borrowed a total of $26,930 from Irwin Finance Company to purchase processing equipment that was placed into service during the quarter. A term note was issued at 8.5% for three years, monthly payments due of $851 and secured by the equipment. The total amount owed on all notes by Florida N-Viro as of June 30, 2007 was approximately $72,000 and all are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     In early 2006, the dormant Ft. Meade facility, which was owned by Florida N-Viro, was sold to an independent third party, and the proceeds were used to fund operations. On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% for 10 years, to be paid in annual installments of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of June 30, 2007 was approximately $399,700 and the first installment is expected to be paid on time in early 2008. Through June 30, 2007 cash flow from continuing operations of Florida N-Viro has been positive, and we believe that Florida N-Viro will be able to generate enough funds to finance its operations through 2007.

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

     For the remainder of 2007, we expect improvements in operating results for 2007 primarily due to lowered administrative costs together with existing sources and expected new sources of revenue, strategic relationships and cash from equity issuances. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on 2007 operations. Failure to achieve improvements in operating results or in the ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.


OFF-BALANCE  SHEET  ARRANGEMENTS

     At June 30, 2007, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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


CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at June 30, 2007, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



                                                                 Payments Due By Period
                                             -------------------------------------------------------------------------
                                    Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                    -------  ----------  -----------------  ------------  ------------  --------------
Purchase obligations                    (1)  $   72,800  $          72,800  $          -  $          -  $            -

Long-term debt obligations              (2)     869,323            139,363       404,655       149,771         175,534

Operating leases                        (3)     215,363             82,476       132,887             -               -

Capital lease obligations                             -                  -             -             -               -

Line of Credit obligation                       371,000            371,000             -             -               -

Other long-term debt obligations                      -                  -             -             -               -
                                             ----------  -----------------  ------------  ------------  --------------

Total contractual cash obligations           $1,528,486  $         665,639  $    537,542  $    149,771  $      175,534
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





ITEM  3.        CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

     As of June 30, 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of June 30, 2007, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROLS

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In June 2005, J. Patrick Nicholson filed a Demand for Arbitration based on a claimed breach of a Consulting Agreement dated August 28, 2003 between the Company and Mr. Nicholson. In July 2005, the Company terminated for cause his Consulting Agreement. Mr. Nicholson was being paid an aggregate of over $92,000 per year under the Agreement, exclusive of any other payouts earnable. In November 2005, Mr. Nicholson filed an amended complaint pertaining to his Demand for Arbitration. The Company is vigorously contesting Mr. Nicholson's claims in this proceeding. A hearing on the matter commenced over two days in January 2007, and was concluded in April 2007. In June 2007, the Arbitrator ruled the Company was legally justified in its termination for cause of Mr. Nicholson's Consulting Agreement, in addition to not being liable for any additional payouts that could have been earnable by him under the Agreement. All claims made by Mr. Nicholson under the matter were dismissed with prejudice in their entirety by the Arbitrator, who also elected not to award legal fees to either party in the matter. The Company filed a Form 8-K on June 28, 2007 disclosing this event.

     In January 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel the Company to allow him access to inspect our corporate and business books and records and our stockholder list. No monetary relief is sought in this action. The Company contends that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled, and principally relate to his claims in the now-concluded arbitration described above. The Company is vigorously defending this action and has filed a response in the Delaware Chancery Court, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-QSB.

     In July 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following current and former members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete and Terry J. Logan. The Complaint is seeking undeterminable damages and other relief from the named defendants. N-Viro filed a motion to dismiss the lawsuit in August 2006. Mr. Nicholson requested several extensions to amend his complaint. An amended complaint alleging mostly the same claims was filed on that date. The Company has renewed its motion to dismiss and will continue to vigorously defend against the allegations. In response to motions to dismiss filed by all of the defendants, Mr. Nicholson and his company dismissed with prejudice Messrs. Haslinger, Levin and Logan. All discovery has been stayed pending the anticipated ruling on the motions to dismiss.

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


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     On April 27, 2007, we issued 35,000 unregistered shares of our stock to Weil Consulting Corporation, for compensation to provide general business consulting services for a period of two years from the date of the Agreement.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          On June 8, 2007, we held our Annual Meeting of Stockholders. The matters on which the stockholders voted, in person or by proxy, were:

          - the election of four Class I directors to our board of directors; and
          - the ratification of UHY LLP as our independent outside auditors for the fiscal year ending December 31, 2007.

     ELECTION OF BOARD OF DIRECTORS:



DIRECTOR                      VOTES FOR  VOTES WITHHELD
----------------------------  ---------  --------------
R. Francis DiPrete            3,349,904          50,840
Carl Richard                  3,347,584          53,160
Joseph Scheib                 3,347,519          53,225
Mark Hagans                   3,350,041          50,703


RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS:



VOTES FOR  VOTES AGAINST  VOTES ABSTAIN
---------  -------------  -------------
3,362,803         15,866         22,075




ITEM  5.  OTHER  INFORMATION

          (a)     None


ITEM  6.  EXHIBITS

     Exhibits:
          See  Exhibit  Index  below.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          N-VIRO INTERNATIONAL CORPORATION

Date:     August 14, 2007       /s/  Timothy R. Kasmoch
          ---------------       -----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     August 14, 2007       /s/  James K. McHugh
          ---------------       --------------------
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


31.2     Certification of CFO Pursuant to Section 302 of the Sarbanes - OxleyAct

of  2002.


32.1     Certification  of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act

of  2002.


32.2     Certification  of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act

of  2002.