Form 10QSB
period 2007-09-30
N-VIRO INTERNATIONAL CORP
filed 2007-11-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the quarterly period ended September 30, 2007

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

     As of November 5, 2007, 4,021,859 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

   Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                          ----

PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS



                                         N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                           Three Months Ended Sept. 30  Nine Months Ended Sept. 30
                                                                ------------------------  ------------------------
                                                                   2007         2006         2007         2006
                                                                -----------  -----------  -----------  -----------
Revenues                                                        $  935,639   $  884,852   $3,089,913   $2,866,015

Cost of revenues                                                   777,683      596,607    2,521,340    1,827,741
                                                                -----------  -----------  -----------  -----------

Gross Profit                                                       157,956      288,245      568,573    1,038,274

Operating expenses:
Selling, general and administrative                                374,947      444,715    1,384,258    1,357,912
                                                                -----------  -----------  -----------  -----------

Operating loss                                                    (216,991)    (156,470)    (815,685)    (319,638)

Nonoperating income (expense):
Interest income                                                      1,267        2,408        4,565        6,690
Interest expense                                                   (19,375)      (3,211)     (48,229)     (11,896)
                                                                   (18,108)        (803)     (43,664)      (5,206)
                                                                -----------  -----------  -----------  -----------

Loss before income taxes                                          (235,099)    (157,273)    (859,349)    (324,844)

Federal and state income taxes                                           -            -            -            -
                                                                -----------  -----------  -----------  -----------

Net loss                                                        $ (235,099)  $ (157,273)  $ (859,349)  $ (324,844)
                                                                ===========  ===========  ===========  ===========


Basic and diluted loss per share                                $    (0.06)  $    (0.04)  $    (0.22)  $    (0.09)
                                                                ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted   4,003,104    3,719,543    3,937,114    3,707,180
                                                                ===========  ===========  ===========  ===========









                 See Notes to Consolidated Financial Statements


                                            N-VIRO INTERNATIONAL CORPORATION
                                              CONSOLIDATED BALANCE SHEETS


                                                                   September 30, 2007 (Unaudited)    December 31, 2006
                                                                   -------------------------------  -------------------
ASSETS
-----------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
  Unrestricted                                                     $                       84,471   $          162,633
  Restricted                                                                              134,429              131,498
  Trade Receivables, net                                                                  513,193              667,617
  Prepaid expenses and other current assets                                               195,257              250,590
                                                                   -------------------------------  -------------------
Total current assets                                                                      927,350            1,212,338

Property and Equipment, Net                                                             1,361,703              931,820

Intangible and Other Assets, Net                                                          664,127              801,972
                                                                   -------------------------------  -------------------

                                                                   $                    2,953,180   $        2,946,130
                                                                   ===============================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                             $                      161,905   $          106,673
  Line-of-credit                                                                          366,075              205,000
  Accounts payable                                                                        983,255            1,048,094
  Accrued liabilities                                                                     231,751              202,295
                                                                   -------------------------------  -------------------
Total current liabilities                                                               1,742,986            1,562,062

Long-term debt, less current maturities                                                   802,028              554,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 7,000,000 shares; issued
    4,145,359 in 2007 and 3,864,059 in 2006                                                41,454               38,641
  Additional paid-in capital                                                           16,888,189           16,453,119
  Accumulated deficit                                                                 (15,836,587)         (14,977,239)
                                                                   -------------------------------  -------------------
                                                                                        1,093,056            1,514,521
Less treasury stock, at cost, 123,500 shares                                              684,890              684,890
                                                                   -------------------------------  -------------------
Total stockholders' equity                                                                408,166              829,631
                                                                   -------------------------------  -------------------

                                                                   $                    2,953,180   $        2,946,130
                                                                   ===============================  ===================







                 See Notes to Consolidated Financial Statements




                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended Sept. 30
                                                 --------------------------
                                                        2007        2006
                                                     ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     $(159,163)  $ 173,896

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                 (639,660)   (320,838)
  Expenditures for intangible assets                         -      (3,414)
  Proceeds from the sale of property and equipment       7,181       9,800
  Reductions to restricted cash and cash equivalents    (2,931)     (2,493)
                                                     ----------  ----------
Net cash used in investing activities                 (635,410)   (316,945)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term obligations               394,917     219,309
  Principal payments on long-term obligations          (92,096)    (67,262)
  Net borrowings (payments) on line-of credit          161,075     (55,000)
  Stock options exercised                              252,515           0
                                                     ----------  ----------
Net cash provided by financing activities              716,411      97,047

NET DECREASE IN CASH AND CASH EQUIVALENTS              (78,162)    (46,002)

CASH AND CASH EQUIVALENTS - BEGINNING                  162,633     224,447
                                                     ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING                   $  84,471   $ 178,445
                                                     ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the nine months ended for interest  $  72,879   $  16,370
                                                     ==========  ==========








                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2007 may not be indicative of the results of operations for the year ending December 31, 2007. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2006.

     The financial statements are consolidated as of September 30, 2007 and December 31, 2006 for the Company. All intercompany transactions were eliminated.

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

          Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The balance of the allowance at September 30, 2007 is $35,000 and at December 31, 2006 is $170,000. This balance was reduced from $170,000 during the third quarter of 2007 as accounts with some of the Company's customers who were part of a related group were written off as part of a settlement agreement to discontinue licensing arrangements with them.

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

          Income Taxes - Income taxes are provided at the applicable rates on the basis of items included in the determination of income for income tax purposes for the Company.

          Deferred Income Taxes - Deferred income taxes are provided from timing difference between financial statement income and tax return income under provision of SFAS No. 109 which requires deferred income taxes be computed on the liability method and deferred tax assets are recognized only when realization in certain. The tax effect of such differences are zero at the end of each period presented.


NOTE  2.     RELATED  PARTY  TRANSACTIONS

     During the quarter ended September 30, 2007, there were no material related party transactions.


NOTE  3.     LONG-TERM  DEBT

     Through the first quarter of 2007, the Company had a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% and a line of credit up to $400,000 at the prime rate (7.75% at September 30, 2007) plus 1.5% and secured by a first lien on all assets of the Company. The term note was paid off in March 2007, leaving the line of credit as the remaining debt on this original credit facility. Two certificates of deposit totaling $134,429 from the Bank are held as a condition of maintaining the facility. As announced in a Form 8-K filing on November 7, 2007, the Company extended the maturity date of the line of credit until October 17, 2008. At September 30, 2007, the Company had approximately $34,000 of borrowing capacity under the line of credit.

     In the third quarter 2007, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $127,000 from Monroe Bank + Trust, to purchase a truck that was placed into service during the quarter. A term note was issued at 8.1% interest for five years, monthly payments due of $2,581 and secured by the truck. The total amount owed on all notes by BMT as of September 30, 2007 was approximately $500,000 and all are expected to be paid in full on the applicable maturity date, the last of which is July 2012.

     In the third quarter 2007, the Company's wholly-owned subsidiary, Florida N-Viro LP, did not borrow any additional funds. The total amount owed on all notes by Florida N-Viro as of September 30, 2007 was approximately $66,000 and all are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of September 30, 2007 was approximately $398,000 and the first installment is expected to be paid on time in early 2008. The Company estimates this first installment will be approximately $26,000, accounting for expected royalty offsets through year end.


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

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2007 through 2009 is $48,000 each year, and for 2010 is $12,000. The total rental expense included in the statements of operations for the quarter ended September 30, 2007 is $12,000, as this property commitment was acquired pursuant to the Share Purchase Agreement with VFL Technology Corporation, effective date December 31, 2006. We also lease various equipment on a month-to-month basis at our Florida operation.

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

     In July 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following current and former members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete and Terry J. Logan. The Complaint sought undeterminable damages and other relief from the named defendants. N-Viro filed a motion to dismiss the lawsuit in August 2006. Mr. Nicholson requested several extensions to amend his complaint. An amended complaint alleging mostly the same claims was filed on that date. The Company renewed its motion to dismiss. On October 12, 2007, the Court granted all motions to dismiss, including N-Viro's
Motion,  and  dismissed  with  prejudice  the Amended Complaint in its entirety.

     The Company leases its executive and administrative office in Toledo, Ohio, under a lease that was renewed in January 2003 and amended in November 2004. The Company believes its relationship with its lessor is satisfactory. The lease expired on February 28, 2007, and we have not renewed it at this time. The total rental expense included in the statements of operations for the nine months ended September 30, 2007 and 2006 is approximately $27,900 each year. The Company also leases various equipment on a month-to-month basis.

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


NOTE  5.     NEW  ACCOUNTING  STANDARDS

     No new accounting standards were issued by the Financial Accounting Standards Board during the quarter ended September 30, 2007.


NOTE  6.     SEGMENT  INFORMATION

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

     For the third quarter of 2007, approximately 86% of the Company's revenue was from management operations and 14% from other domestic operations.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended September 30, 2007 and 2006 (dollars in thousands):



                             Management                     Domestic     Foreign     Research &
                                  Operations               Operations  Operations   Development  Total
                     ------------------------------------  ----------  -----------  -----------  -----
                                                 Quarter Ended September 30, 2007
                     ---------------------------------------------------------------------------------
Revenues                                              808         128           -             -    936
Cost of revenues                                      654         124           -             -    778
                     ------------------------------------  ----------  -----------  -----------  -----
Segment profits                                       154           4           -             -    158
                     ====================================  ==========  ===========  ===========  =====
Identifiable assets                                 1,253          90           -             -  1,343
Depreciation                                           51          33           -             -     84

                                                 Quarter Ended September 30, 2006
                     ---------------------------------------------------------------------------------
Revenues                                              447         408           -            30    885
Cost of revenues                                      269         298           9            21    597
                     ------------------------------------  ----------  -----------  -----------  -----
Segment profits                                       178         110          (9)            9    288
                     ====================================  ==========  ===========  ===========  =====
Identifiable assets                                   484         102           -             -    586
Depreciation                                           20          10           -             -     30

                                               Nine Months Ended September 30, 2007
                     ---------------------------------------------------------------------------------
Revenues                                            2,235         855           -             -  3,090
Cost of revenues                                    1,891         631           -             -  2,522
                     ------------------------------------  ----------  -----------  -----------  -----
Segment profits                                       344         224           -             -    568
                     ====================================  ==========  ===========  ===========  =====
Identifiable assets                                 1,253          90           -             -  1,343
Depreciation                                          133          83           -             -    216

                                               Nine Months Ended September 30, 2006
                     ---------------------------------------------------------------------------------
Revenues                                            1,332       1,378          66            90  2,866
Cost of revenues                                      743       1,002           1            82  1,828
                     ------------------------------------  ----------  -----------  -----------  -----
Segment profits                                       589         376          65             8  1,038
                     ====================================  ==========  ===========  ===========  =====
Identifiable assets                                   484         102           -             -    586
Depreciation                                           54          16           -             -     70

     A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended September 30, 2007 and 2006 is as follows (dollars in thousands):



                                                            Qtr. Ended     Nine Months Ended
                                                             Sept. 30           Sept. 30
                                                         ----------------  ------------------
                                                          2007     2006      2007      2006
                                                         -------  -------  --------  --------
Segment profits:
  Segment profits for reportable segments                $  158   $  288   $   568   $ 1,038
  Corporate selling, general and administrative expenses   (375)    (445)   (1,384)   (1,358)
  Other income (expense)                                    (18)      (1)      (43)       (5)
                                                         -------  -------  --------  --------
Consolidated loss before taxes                           $ (235)  $ (158)  $  (859)  $  (325)
                                                         =======  =======  ========  ========

Identifiable assets:
  Identifiable assets for reportable segments            $1,343   $  586   $ 1,343   $   586
  Corporate property and equipment                           19       20        19        20
  Current assets not allocated to segments                  927    1,052       927     1,052
  Intangible and other assets not allocated to
    segments                                                664      814       664       814
                                                         -------  -------  --------  --------
Consolidated assets                                      $2,953   $2,472   $ 2,953   $ 2,472
                                                         =======  =======  ========  ========

Depreciation and amortization:
  Depreciation for reportable segments                   $   84   $   30   $   216   $    70
  Corporate depreciation and amortization                    21       35        66       105
                                                         -------  -------  --------  --------
Consolidated depreciation and amortization               $  105   $   65   $   282   $   175
                                                         =======  =======  ========  ========



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

     Condensed financial information of Florida N-Viro as of September 30, 2007 (after the Company's purchase of its remaining interest in Florida N-Viro) and 2006 is as follows:


                               Sept. 30,     Sept. 30,
                                  2007          2006
                              (unaudited)   (unaudited)
                             ------------  ------------
Current assets               $    351,648  $   278,961
Long-term assets                  428,576      259,682
                             ------------  ------------

                             $    780,224  $   538,643
                             ============  ============

Current liabilities          $    229,031  $ 1,682,090
Long-term liabilities              47,923            -
Member capital                    500,000            -
Partners' capital (deficit)         3,270   (1,143,447)
                             ------------  ------------

                             $    780,224  $   538,643
                             ============  ============




                           Three Months Ended Sept. 30,
                   --------------------------------------------
                                2007                   2006
                            (unaudited)            (unaudited)
                   ------------------------------  ------------
Net sales          $                      376,050  $   286,433
Net income (loss)                             321      (94,245)


                            Nine Months Ended Sept. 30,
                   --------------------------------------------
                                2007                   2006
                                      (unaudited)   (unaudited)
                   ------------------------------  ------------

Net sales          $                    1,183,588  $ 1,054,972
Net income (loss)                           3,270     (192,515)

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS

     This 10-QSB contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services;
(vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-QSB or in our Form 10-KSB, including under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-QSB; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-QSB are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-QSB are expressly qualified in their entirety by the cautionary statements contained or referenced in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-QSB. In addition to the risks listed or referenced above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.


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


RESULTS  OF  OPERATIONS

     Total revenues were $936,000 for the quarter ended September 30, 2007 compared to $885,000 for the same period of 2006. The net increase in revenue is due primarily to an increase in facility management revenue. Our cost of revenues increased to $778,000 in 2007 from $597,000 for the same period in 2006, and the gross profit percentage decreased to 17% from 33% for the quarters ended September 30, 2007 and 2006, respectively. This decrease in gross profit percentage is due primarily to the decreased profitability of the facility management fee operations, primarily as the result of the acquisition of the Florida operations at the end of 2006, which operate at a lower gross profit margin than our other management fee facility. Operating expenses decreased for the comparative period. These changes collectively resulted in a net loss of approximately $235,000 for the quarter ended September 30, 2007 compared to a net loss of $157,000 for the same period in 2006, an increase in the net loss of approximately $78,000.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

     Our overall revenue increased $51,000, or 6%, to $936,000 for the quarter ended September 30, 2007 from $885,000 for the quarter ended September 30, 2006. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $205,000 from the same period ended in 2006;

     b) Revenue from the service fees for the management of alkaline admixture increased $35,000 from the same period ended in 2006 - this increase was contributed primarily by the Florida operation, which was acquired in late 2006;

     c) Our processing revenue, including facility management revenue, showed a net increase of $251,000 over the same period ended in 2006. Of this gross facility management revenue increase, $376,000 was contributed by the Florida operation, which was acquired in late 2006;

     d) Research and development revenue was $-0- in 2007, a decrease of $30,000 from the same period ended in 2006.

     Our gross profit decreased $130,000, or 45%, to $158,000 for the quarter ended September 30, 2007 from $288,000 for the quarter ended September 30, 2006, and the gross profit margin decreased to 17% from 33% for the same periods. The decrease in gross profit margin is primarily due to the continued shift in percentage of overall gross revenue to our management fee operation segment, which operated at a lower profit margin. Gross revenue decreased $15,000 from our Toledo operation, contributing approximately $3,000 of this decrease in gross profit. The acquisition of the Florida operation in late 2006 added approximately $7,000 of gross profit on overall revenue of $376,000, but was an increase of approximately $61,000 of gross profit over the same period in 2006 when it was operated by a different company.

     Our operating expenses decreased $70,000, or 16%, to $375,000 for the quarter ended September 30, 2007 from $445,000 for the quarter ended September 30, 2006. The decrease was primarily due to a decrease of approximately $78,000 in legal and professional fees, $47,000 for the recovery of bad debts previously reserved, $23,000 in director-related expenses and $13,000 in amortization of intangible assets, partially offset by an increase of $60,000 in employee payroll and related expenses, $10,000 in a gain on an asset sale in the previous year and $21,000 in office-related and selling expenses. The acquisition of the Florida operation had an immaterial effect on the change in operating expenses from 2006 to 2007.

     As a result of the foregoing factors, we recorded an operating loss of $217,000 for the quarter ended September 30, 2007 compared to an operating loss of $156,000 for the quarter ended September 30, 2006, an increase in the loss of approximately $61,000.

     Our net nonoperating expense increased by $17,000 to net nonoperating expense of $18,000 for the quarter ended September 30, 2007 from net nonoperating expense of $1,000 for the quarter ended September 30, 2006. The increase in nonoperating expense was primarily due to the increase of $16,000 in interest expense for the financing of the acquisition of the Florida operation in December 2006 and an increase in borrowing on the line of credit for the period compared to 2006.

     We recorded a net loss of approximately $235,000 for the quarter ended September 30, 2007 compared to a net loss of $157,000 for the same period ended in 2006, an increase in the loss of approximately $78,000. Total non-cash expenses for depreciation, amortization and stock or stock options charges totaling $199,000, offset by the decrease of $135,000 in the reserve in allowance for bad debts, accounted for approximately $64,000 of the loss for the quarter ended September 30, 2007. Similar non-cash expenses for the same period in 2006 totaled approximately $138,000.

     For the quarter ended September 30, 2007 and 2006, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

     Our overall revenue increased $224,000, or 8%, to $3,090,000 for the nine months ended September 30, 2007 from $2,866,000 for the nine months ended September 30, 2006. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $469,000 from the same period ended in 2006;

     b) Revenue from the service fees for the management of alkaline admixture increased $223,000 from the same period ended in 2006 - this increase was contributed primarily by the Florida operation, which was purchased in late 2006;

     c) Our processing revenue, including facility management revenue, showed a net increase of $596,000 over the same period ended in 2006. Of this gross facility management revenue increase, $941,000 was contributed by the Florida operation, which was acquired in late 2006;

     d) Miscellaneous revenues decreased $35,000 from the same period ended in 2006; and

     e) Research and development revenue was $-0- in 2007, a decrease of $90,000 from the same period ended in 2006.

     Our gross profit decreased $470,000, or 45%, to $568,000 for the nine months ended September 30, 2007 from $1,038,000 for the nine months ended September 30, 2006, and the gross profit margin decreased to 18% from 36% for the same periods. The decrease in gross profit margin is primarily due to the shift in percentage of overall gross revenue to our management fee operation segment, which operated at a lower profit margin. Gross revenue decreased $246,000 from our Toledo operation, contributing approximately $82,000 of this decrease in gross profit. The gross revenue from the Toledo operation decreased in 2007 compared to the first nine months of 2006 because of unscheduled repairs and a reduction in the volume of incoming sludge processing due to the weather. The balance of the decrease, or $388,000, was primarily the result of the decrease in sales of alkaline admixture, royalty and miscellaneous revenues. The acquisition of the placeStateFlorida operation in late 2006 added approximately $37,000 of gross profit on overall revenue of $1,184,000, but was an increase of approximately $110,000 of gross profit over the same period in 2006 when it was operated by a different company.

     Our operating expenses increased $26,000, or 2%, to $1,384,000 for the nine months ended September 30, 2007 from $1,358,000 for the nine months ended September 30, 2006. The increase was primarily due to an increase of approximately $109,000 in employee payroll and related expenses, $20,000 in director-related expenses, $19,000 in consulting expenses and $19,000 in stockholder relations expense, partially offset by a decrease of $70,000 in legal and professional fees, $47,000 for the recovery of bad debts previously reserved and $39,000 in amortization of intangible assets. The acquisition of the Florida operation had an immaterial effect on the change in operating expenses from 2006 to 2007.

     As a result of the foregoing factors, we recorded an operating loss of $816,000 for the nine months ended September 30, 2007 compared to an operating loss of $319,000 for the nine months ended September 30, 2006, an increase in the loss of approximately $496,000.

     Our net nonoperating expense increased by $38,000 to net nonoperating expense of $44,000 for the nine months ended September 30, 2007 from net nonoperating expense of $5,000 for the nine months ended September 30, 2006. The increase in nonoperating expense was primarily due to the increase of $36,000 in interest expense for the financing of the acquisition of the Florida operation in December 2006 and an increase in borrowing on the line of credit for the period compared to 2006.

     We recorded a net loss of approximately $859,000 for the nine months ended September 30, 2007 compared to a net loss of $325,000 for the same period ended in 2006, an increase in the loss of approximately $534,000. Total non-cash expenses for depreciation, amortization and stock or stock options charges totaling $588,000, offset by the decrease of $135,000 in the reserve in allowance for bad debts, accounted for approximately $453,000 of the loss for the nine months ended September 30, 2007. Similar non-cash expenses for the same period in 2006 totaled approximately $427,000.

     For the nine months ended September 30, 2007 and 2006, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $816,000 at September 30, 2007, compared to a working capital deficit of $350,000 at December 31, 2006, resulting in a decrease in working capital of $466,000. Current assets at September 30, 2007 included cash and investments of approximately $219,000 (including restricted cash of approximately $134,000), which is a decrease of $75,000 from December 31, 2006.

     Our cash flow used by operations for the first nine months ended September 30, 2007 was approximately $159,000, a decrease of approximately $333,000 from the first nine months of 2006. This decrease was principally due to the increase in the net loss of $534,000, further decreased by $48,000 in other non-cash charges to earnings, but offset by the positive change in working capital of approximately $235,000 and $14,000 for stock, warrants and stock options issued for fees and services. The positive change in working capital of $235,000 was primarily a decrease in accounts receivable of approximately $182,000 compared to the similar period in 2006.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the alkaline admixture or license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The normal payment period for accounts payable is approximately 45-75 days for the majority of vendors. This is also a result of the customer contracts and the related cost of goods sold associated with each customer. We have periodically extended payments on certain vendors to assist us in our cash flow needs. Principal vendor types are trucking, fuel, alkaline admixture (materials) and outside professional fees.

     Through the first quarter of 2007, we had a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% interest and a line of credit up to $400,000 at the prime rate (7.75% at September 30, 2007) plus 1.5% and secured by a first lien on all assets of the Company. The term note was paid off in March 2007, leaving the line of credit as the remaining debt on this original credit facility. Two certificates of deposit totaling $134,429 from the Bank are held as a condition of maintaining the facility. As announced in a Form 8-K filing on November 7, 2007, we renewed the line of credit through October 2008. At September 30, 2007, we had $34,000 of borrowing capacity under the credit facility.

     In the third quarter 2007, our wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $127,000 from Monroe Bank + Trust, to purchase a truck that was placed into service during the quarter. A term note was issued at 8.1% interest for five years, monthly payments due of $2,581 and secured by the truck. The total amount owed on all notes by BMT as of September 30, 2007 was approximately $500,000 and all are expected to be paid in full on the applicable maturity date, the last of which is July 2012.

     In the third quarter 2007, our wholly-owned subsidiary, Florida N-Viro LP, did not borrow any additional funds. The total amount owed on all notes by Florida N-Viro as of September 30, 2007 was approximately $66,000 and all are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of September 30, 2007 was approximately $398,000 and the first installment is expected to be paid on time in early 2008. We estimate this first installment will be approximately $26,000, accounting for expected royalty offsets through year end. Through September 30, 2007 cash flow from continuing operations of Florida N-Viro has been positive, and we believe that Florida N-Viro will be able to generate enough funds to finance its operations through the end of 2007 and into 2008.

     For the remainder of 2007 and into early 2008, we expect improvements in operating results primarily due to lowered administrative costs together with existing sources and expected new sources of revenue, strategic relationships and cash from equity issuances. Additionally, market developments and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. Failure to achieve improvements in operating results or in the ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

     We are currently in discussions with companies in the cement and fuel industries for the development and commercialization of the patented N-Viro fuel technology. There can be no assurance these discussions will be successful. We continue to focus on the development of regional biosolids processing facilities. Currently we are in negotiations with potential partners to permit and develop independent, regional facilities.


OFF-BALANCE  SHEET  ARRANGEMENTS

     At September 30, 2007, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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


CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at September 30, 2007, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



                                                               Payments Due By Period

                                     Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                     -------  ----------  -----------------  ------------  ------------  --------------
Purchase obligations                     (1)  $   54,600  $          54,600  $          -  $          -  $            -

Long-term debt obligations
               and related interest      (2)   1,244,327            211,750       617,088       162,139         253,350

Operating leases                         (3)     203,471             83,808       115,964         3,699               -

Capital lease obligations                              -                  -             -             -               -

Line of Credit obligation                        366,075            366,075             -             -               -

Other long-term debt obligations                       -                  -             -             -               -
                                              ----------  -----------------  ------------  ------------  --------------

Total contractual cash obligations            $1,868,473  $         716,233  $    733,052  $    165,838  $      253,350
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

ITEM  3.        CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

     As of September 30, 2007, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. We concluded that our disclosure controls and procedures were effective as of September 30, 2007, such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROLS

     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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

     In July 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following current and former members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete and Terry J. Logan. The Complaint sought undeterminable damages and other relief from the named defendants. N-Viro filed a motion to dismiss the lawsuit in August 2006. Mr. Nicholson requested several extensions to amend his complaint. An amended complaint alleging mostly the same claims was filed on that date. The Company renewed its motion to dismiss. On October 12, 2007, the Court granted all motions to dismiss, including N-Viro's Motion, and dismissed with prejudice the Amended Complaint in its entirety.

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


          N-VIRO INTERNATIONAL CORPORATION


Date:   November 14, 2007       /s/  Timothy R. Kasmoch
        -----------------       -----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:   November 14, 2007       /s/  James K. McHugh
        -----------------       --------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit No.  Document
   -----------  --------

          31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.


          31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes - OxleyAct of 2002.


          32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes - OxleyAct of 2002.


          32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes - Oxley Actof 2002.