Form 10KSB
period 2007-12-31
N-VIRO INTERNATIONAL CORP
filed 2008-03-31
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

(MARK ONE)
    X                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                                       OR

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

Yes  No   X
        ---

State  registrant's  revenues  for  its  most  recent fiscal year:    $4,100,000

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the Over The Counter Bulletin Board as of March 17, 2008 was approximately $11,162,000.

The number of shares of Common Stock of the registrant outstanding as of March 17, 2008 was 4,217,509.

The number of shares of Preferred Stock of the registrant outstanding as of March 17, 2008 was -0-.

Transitional  Small  Business  Disclosure  Format  (Check  One):  Yes  No   X
        ---
                       DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in Part III of this Form 10-KSB is incorporated by reference from the registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission on or before April 29, 2008.

   INDEX



                                                                   PAGE
                                                                   ----


          PART I
          ------


Item 1.   Business                                                    2


Item 2.   Properties                                                 10


Item 3.   Legal Proceedings                                          11


Item 4.   Submission of Matters to a Vote of Security Holders        12



          PART II
          -------


Item 5.   Market for Registrant's Common Equity, Related             13
          Stockholder Matters and Small Business Issuer Purchases
          of Equity Securities


Item 6.   Management's Discussion and Analysis or                    14
          Plan of Operations


Item 7.   Financial Statements                                       26


Item 8.   Changes in and Disagreements with Accountants              27
          on Accounting and Financial Disclosure


Item 8A (T).  Disclsoure Controls and Procedures                     27


Item 8B.  Other Information                                          27



          PART III
          --------


Item 9.   Directors and Executive Officers of the Registrant         27


Item 10.  Executive Compensation                                     27


Item 11.  Security Ownership of Certain Beneficial Owners            28
          and Management and Related Stockholder Matters


Item 12.  Certain Relationships and Related Transactions             28


Item 13.  Exhibits                                                   28


Item 14.  Principal Accountant Fees and Services                     30

                                     PART I

FORWARD-LOOKING  STATEMENTS

     This 10-KSB contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services;
(vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-KSB, including under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB; however, this list is not exhaustive and many other factors could impactour business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.


ITEM 1.          BUSINESS

GENERAL

     We were incorporated in Delaware in April, 1993, and became a public company in October 1993. We own and sometimes license various N-Viro Processes, patented technologies to treat and recycle wastewater and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electric utilities and other industries. See "The N-Viro Process," below.

     Our business strategy is to market our N-Viro Technologies which produces an "exceptional quality" sludge product, as defined in the 40 CFR Part 503 Sludge Regulations under the Clean Water Act of 1987 (the "Part 503 Regs"), with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will allow the opportunity for N-Viro build own and operate N-Viro facilities. Currently the company operates two bio solid process facilities located in Toledo Ohio and Daytona Florida. Our goal is to continue to operate these facilities and aggressively market our N-Viro SoilTM product.

THE  N-VIRO  PROCESS

     The N-Viro Process is a patented process for the treatment and recycling of bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludge from municipal wastewater treatment facilities. N-Viro SoilTM produced according to the N-Viro Process specifications is an "exceptional quality" sludge product under the Part 503 Regs.

     The N-Viro Process involves mixing the wastewater sludge with an alkaline admixture and then subjecting the mixture to a controlled period of storage, mechanical turning and accelerated drying in which a blending of the sludge and the alkaline admixture occurs. The N-Viro Process stabilizes and pasteurizes the wastewater sludge, reduces odors to acceptable levels, neutralizes or immobilizes various toxic components and generates N-Viro SoilTM, a product which has a granular appearance similar to soil and has multiple commercial uses. These uses include agricultural lime, soil enrichment, top soil blend, landfill cover and capping, and land reclamation.

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

     We are a distributor of alkaline admixture. We also work with established by-product marketers. We generally charge a mark-up over our cost for alkaline admixture sold directly by us.

N-VIRO  SOILTM

     N-Viro SoilTM is sold for agricultural use as a bio-organic and mineral fertilizer with agricultural liming and nutrient values, as landfill cover material, as a topsoil blending ingredient and for land reclamation projects. We estimate that approximately twenty percent of the N-Viro SoilTM produced is utilized at landfills for cover material, small amounts are sold for land reclamation and similar projects, and a substantial portion of the remainder is sold for agricultural use or as a topsoil blend. Although the use of N-Viro SoilTM is not subject to any federal regulations or restrictions, each N-Viro facility is typically required to obtain a state and/or local permit for the sale of N-Viro SoilTM. In addition, many states and/or local governments require site-specific permits for the use of sludge products in bulk amounts.

N-VIRO  PROCESS  FACILITIES

     Our earliest facility is in Toledo, Ohio and is managed by us through a Contract Management Agreement with the City of Toledo since 1990. Revenue generated from and related to the Toledo operation accounts for about 39% of our total revenue. We process a majority of Toledo's wastewater sludge and sell the resulting N-Viro SoilTM product. In 2004, the City exercised its option to renew the contract for an additional five years through 2009. Currently, the contract is in its nineteenth year of operation. We consider our relationship with the City of Toledo to be satisfactory.

     In December 2006, we acquired Headwaters Inc.'s ownership interest in Florida N-Viro L.P. (Florida N-Viro), which was the majority owner and operator of a municipal biosolids processing plant located in Volusia County, Florida. The plant had been jointly owned by us and Pennsylvania-based VFL Technology Corporation (VFL) - a subsidiary of Headwaters - since 1995. The plant currently processes regional biosolids for multiple communities and currently maintains contracts with the City of Altamonte Springs, the City of Englewood, Seminole County, the City of Palm Coast, the City of Port Orange and Volusia County. Headwaters Resources, Inc. (HRI), an affiliate of VFL, under a contractual arrangement, is at this time the sole source supplier of by-products to Florida N-Viro's operating facility, unless HRI can not supply the full requirements of Florida N-Viro for such by-products.

     Including the facilities in Toledo, Ohio and Volusia County, Florida, there are currently more than 30 wastewater treatment facilities throughout the world treating sludge using the N-Viro Process. We estimate that these facilities are treating and recycling sludge at an annualized rate of over 120,000 dry tons per year. In addition, there are several licensees not currently operating, including both international and domestic contractors or public generators, who are in the process of developing or designing site-specific N-Viro facilities.

     We have licensed four treatment facilities to use an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" sludge product under the Part 503 Regs. Royalty payments from sludge processed at the four facilities using such earlier technology currently account for less than two percent of total royalty payments to us and we do not actively market the use of this process.

SALES  AND  MARKETING  OF  N-VIRO  PROCESS

     Currently, the company markets its technology via internal sales efforts. All domestic sales and marketing is controlled by management. The primary focus of our marketing efforts is toward the N-Viro BioDry and N-Viro Fuel technologies. These patented processes are best suited for current and future demands of both waste treatment as well as domestic and international pressures for clean, renewable alternative fuel sources.

     In  certain  countries  outside  the  United  States, we license the N-Viro
Process through agents. In their respective territories, the Agents market licenses for the N-Viro Process, serve as distributors of alkaline admixture, oversee quality control of the N-Viro Process and N-Viro SoilTM, enforce the terms of the license agreements with licensees and market N-Viro SoilTM (or assist licensees in marketing N-Viro SoilTM). In general, the Agents have paid one-time, up-front fees to us for the rights to market or use the N-Viro Process in their respective territories. Typically, the agreements with the agents provide for us to receive a portion of the up-front license fees, ongoing royalty fees paid by the licensees, a portion of the proceeds from the distribution and resale of alkaline admixture, and the sale of N-Viro SoilTM. Agents have total responsibility and control over the marketing and contracts for N-Viro technology subject only to license models or minimum agreements with us.

               The following table sets forth our Agents and the territorial rights of each Agent:


                      The Agents
                      ----------
Agent                                    Territory
--------------------------  ------------------------------------

Bio-Recycle Pty. Ltd.       Australia, New Zealand and Singapore
CRM Technologies            Israel, Greece and Eastern Europe
EIEC                        Spain
Itico                       Egypt, North Africa, The Middle East
N-Viro Filipino             Philippines
South Africa N-Viro         All Africa except North Africa


EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. During the last fiscal quarter of 2007, approximately 88% of our revenue is from management operations, 10.5% from other domestic operations, 1.5% from foreign operations and -0-% from research and development grants. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors. In addition, operating results of some of our business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 7 hereof.

     RISKS OF DOING BUSINESS IN OTHER COUNTRIES. We conduct a small amount of business in markets outside the United States, and expect to continue to do so. In addition to the risk of currency fluctuations, the risks associated with conducting business outside the United States include: social, political and economic instability; slower payment of invoices; underdeveloped infrastructure; underdeveloped legal systems; and nationalization. We have not entered into any currency swap agreements which may reduce these risks. We may enter into such agreements in the future if it is deemed necessary to do so. We cannot predict the full impact of this economic instability, but it could have a material adverse effect on revenues and profits.

RESEARCH  AND  DEVELOPMENT

     Research and development on N-Viro SoilTM had been, through 2005, performed primarily by BioCheck Laboratories, a former wholly-owned subsidiary of ours, and Dr. Terry J. Logan. Dr. Logan, a long-time director who resigned from our board in November 2006, continues to direct our research and patent development work under a consulting agreement that became effective July 1, 2004 and currently runs through June 30, 2008. Our research and development expenses were under $10,000 in 2007 and $82,600 in 2006.

     In addition, in 2006 we received a grant of $90,000 for process and product research, the last year of this grant contract. We continue to investigate methods to shorten drying time, improve the BioDryTM process, substitute various other materials for use as alkaline admixture and improve the quality and attractiveness of N-Viro SoilTM to a variety of end-users. Several developments are the subject of issued patents, including the use of carbon dioxide in the N-Viro Process as a means to (i) reduce by-product carbon dioxide emissions from industrial processes by immobilizing carbon dioxide in N-Viro SoilTM and (ii) improve the quality and value of N-Viro SoilTM. In addition, we have developed a dryer system which reduces processing time while continuing to permit the survival of beneficial microflora. Our BioBlend , which uses N-Viro SoilTM as a reagent to accelerate and deodorize yard waste composting, is being utilized to produce topsoil at the Englewood, Ohio N-Viro facility and at several other licensed facilities. Further discussion of our patent development can be found in the section "Patents and Proprietary Rights".


CURRENT  DEVELOPMENTS

     We are currently in discussions with several companies in the cement and fuel/power generation industries for the development and commercialization of the patented N-Viro Fuel technology. There can be no assurance that these discussions will be successful. We continue to focus on the development of regional biosolids processing facilities. Currently we are in negotiations with several privatization firms to permit and develop independent, regional facilities.

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

     Land Application for Beneficial Use. Land application for beneficial use involves the application of sludge or sludge-based products, for non-disposal purposes, including agricultural, silvicultural and horticultural uses and for land reclamation. Under the Part 503 Regs, N-Viro Soil is a product that meets certain stringent standards with respect to pathogen levels relating to coliform, salmonella, enteric viruses and viable helminth ova counts ("Class A" pathogen levels), levels of various pollutants, including metals, and elimination of attractiveness to pests, such as insects and rodents, are considered by the EPA to be "exceptional quality" products. The Class A pathogen levels are significantly more stringent than the Class B pathogen levels. Class A N-Viro Soil can be land applied as a fertilizer or lime agent without regulation in most states.

     "Exceptional quality" products are treated by the EPA as fertilizer material, thereby exempting these products from federal restrictions on their agricultural use or land application. N-Viro Soil that is produced according to N-Viro Process specifications meets the pollutant concentration limits and other standards set forth in the Part 503 Regs and, therefore, is an "exceptional quality" product that exceeds the EPA's standards for unrestricted agricultural use and land application. Lower quality sludge, including sludge-based products that meet Class B pathogen levels and certain pollutant control and pest attraction requirements, may also be applied to the land for beneficial use but are subject to greater record keeping and reporting requirements and restrictions governing, among other items, the type and location of application, the volume of application and limits on cumulative levels of metals. Sludge applied to the land for agricultural use in all cases must meet Class B pathogen levels and, if applied in bulk, require an EPA permit.

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

     We compete against companies in a highly competitive market and have fewer resources than most of those companies. Our business competes within and outside the United States principally on the basis of the following factors:



SEGMENT                    Management Operations             Other Domestic Operations               Foreign Operations
                     ----------------------------------  ----------------------------------  ----------------------------------
-------------------- ----------------------------------  ----------------------------------  ----------------------------------
COMPETITIVE FACTORS  Price                               Price                               Price

                     Reliability                         Reputation                          Product quality and specifications

                     Product quality and specifications  Product quality and specifications  Custom design

                     Responsiveness to customer          Technical support                   Equipment financing assistance

                     Technical support                   Custom design                       Technical support

                     Reputation                          Equipment financing assistance      Reputation



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

ENVIRONMENTAL  REGULATION

     Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. Our operations and those of its licensees are subject to these evolving laws and the implementing regulations. The United States environmental laws which we believe are, or may be, applicable to the N-Viro Process and the land application of N-Viro SoilTM include Resource Conservation and Recovery Act, or RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984, or HSWA, the Federal Water Pollution Control Act of 1972, or the Clean Water Act, the Clean Air Act of 1970, as amended, or the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Pollution Prevention Act of 1990 and the Federal Insecticide, Fungicide and Rodenticide Act, or FIFRA. These laws regulate the management and disposal of wastes, control the discharge of pollutants into the air and water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America. In addition, various states have implemented environmental protection laws that are similar to the applicable federal laws and, in addition, states may require, among other things, permits to construct N-Viro facilities and to sell and/or use N-Viro SoilTM. There can be no assurance that any such permits will be issued.

     The Part 503 Regulations. Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use. Sewage sludge and the use and disposal thereof is regulated under the Clean Water Act. On February 19, 1993, the EPA published the Part 503 Regs under the Clean Water Act implementing the EPA's "exceptional quality" program. These regulations establish sludge use and disposal standards applicable to approximately 35,000 publicly and privately owned wastewater treatment plants in the United States, including approximately 13,000 to 15,000 publicly owned treatment works, or POTWs. Under the Part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" products and are not subject to any federal restrictions on agricultural use or land application. N-Viro Soil produced according to N-Viro Process specifications is an "exceptional quality" product. Lower quality sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants. Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit. Agricultural and land applications of all sludge and sludge products, including N-Viro Soil and other "exceptional quality" products, are typically subject to state and local regulation and, in most cases, require a permit.

     In order to ensure compliance with the Part 503 Regs, we review the results of regular testing of sludge required by the EPA to be conducted by wastewater treatment plants, and itself tests N-Viro Soil produced at N-Viro facilities on a regular basis. In general, we do not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product. In five N-Viro facilities, however, we have permitted the use of the N-Viro Process to produce a product that is not an "exceptional quality" sludge product due to the high pollutant levels of the resulting product. This product is not considered to be N-Viro Soil and is used solely for landfill cover at adjacent landfills. In addition, we have previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" product.

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

     State Regulations. State regulations typically require an N-Viro facility to obtain a permit for the sale of N-Viro Soil for agricultural use, and may require a site-specific permit by the user of N-Viro Soil . In addition, in some jurisdictions, state and/or local authorities have imposed permit requirements for, or have prohibited, the land application or agricultural use of sludge products, including "exceptional quality" sludge products. Certain of our licensees operate in jurisdictions that require permits and have been able to obtain them for the N-Viro product. There can be no assurance that any such permits will be issued or that any further attempts to require permits for, or to prohibit, the land application or agricultural use of sludge products will not be successful.

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

EMPLOYEES

     As of December 31, 2007, we had 24 employees. Six of our employees were engaged in sales and marketing; three were in finance and administration and fifteen were in operations. We consider our relationship with our employees to be satisfactory.

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

     We applied for two patents that were approved in 2004 for the use of mineral by-products to enhance heating, drying and disinfection of organic wastes under non-alkaline conditions. N-Viro is actively marketing its manure treatment technology, primarily to the large dairies and poultry operations, and continues to develop and market the N-Viro FuelTM technology. The new federal energy act will provide incentives for the use of renewable biomass fuels, such as N-Viro FuelTM.

     We also hold several patents relating to N-Viro Fuel . In the N-Viro Fuel process, waste products, which can include domestic sewage sludge, manures and other materials, are treated with mineral by-products, dried by a mechanical dryer, and converted into a renewable fuel that can be used as a substitute for coal in coal-fired boilers and kilns.

     Some early N-Viro patents were developed jointly with the former Medical College of Ohio, now under the name of the University of Toledo ("UT"). Because of the joint development of early N-Viro patents with the UT, we agreed that the rights of UT to any intellectual property that is being developed, patentable or patented, would generate a royalty payable by us to UT. We also agreed with UT that claims to the traditional N-Viro Soil process was one-quarter of one percent ( %) of technical revenues until expiration of those patents. UT rights to BioBlend and certain other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties paid to UT through December 31, 2007 were approximately $65,000, a negligible amount expensed during 2007.

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

     We maintain a corporate Web site at http://www.nviro.com, on which investors may access free of charge our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC. In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request at (419) 535-6374 or c/o James K. McHugh, Chief Financial Officer at jmchugh@nviro.com.


ITEM  2.          PROPERTIES

     Our executive and administrative offices are located in Toledo, Ohio, under a month to month lease. We believe our relationship with our lessor is satisfactory. Our lease expired on February 28, 2007, and we have not renewed it at this time. We have no minimum rental commitment for the year ending December 31, 2008. The total rental expense for this location included in the statements of operations for each of the years ended December 31, 2007 and 2006 is approximately $37,500. We also lease various equipment on a month-to-month basis.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro and operate its facility in Volusia County, Florida. We maintain an office in Daytona Beach under a lease with the County of Volusia, Florida renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2008 and 2009 is $48,000 each year, and for 2010 is $12,000. The total rental expense included in the statements of operations for each of the years ended December 31, 2007 and 2006 is $48,000 and zero, respectively, as this property commitment was acquired pursuant to the Share Purchase Agreement with VFL Technology Corporation, signed December 28, 2006, but effective on December 31, 2006. We also lease various equipment on a month-to-month basis at our Florida operation.

     Management believes that all of our properties are adequately covered by insurance.


ITEM  3.          LEGAL  PROCEEDINGS.

     In January 2006, J. Patrick Nicholson applied to the Delaware Chancery Court for an order to compel the Company to allow him access to inspect our corporate and business books and records and our stockholder list. No monetary relief is sought in this action. The Company contends that the documents sought by Mr. Nicholson in this action far exceed those to which he is entitled, and principally relate to his claims in the now-concluded arbitration. The Company is vigorously defending this action and has filed a response in the Delaware Chancery Court, but no discovery has been conducted, and no relief has been granted as of the date of this Form 10-KSB.

     In July 2006, J. Patrick Nicholson and N-Viro Energy Systems, Inc. filed a Complaint with Jury Demand in the United States District Court for the Northern District of Ohio, against the Company, Ophir Holdings, Inc., Strategic Asset Management, Inc., Robert A. Cooke, the Cooke Family Trust and the following current and former members of our Board of Directors: Daniel J. Haslinger, Phillip Levin, R. Francis DiPrete and Terry J. Logan. The Complaint sought undeterminable damages and other relief from the named defendants. N-Viro filed a motion to dismiss the lawsuit in August 2006. Mr. Nicholson requested several extensions to amend his complaint, and then filed an amended complaint alleging mostly the same claims as the original complaint. The Company renewed its motion to dismiss. On October 12, 2007, the Court granted all motions to dismiss, including N-Viro's Motion, and dismissed with prejudice the Amended Complaint in its entirety.

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


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Our shares of Common Stock are quoted on the OTC Bulletin Board under the symbol "NVIC.OB". The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The price range per share of the Common Stock since January 1, 2006, was as follows:




Quarter      High    Low
-----------  -----  -----
First 2006   $1.75  $1.12
Second 2006  $1.40  $0.64
Third 2006   $1.51  $0.60
Fourth 2006  $2.21  $1.20
First 2007   $3.31  $2.30
Second 2007  $3.50  $2.35
Third 2007   $3.10  $2.45
Fourth 2007  $3.00  $2.40


Our  stock  price  closed  at  $3.40  per  share  on  March  17,  2008.

HOLDERS

     As of March 17, 2008, the number of holders of record of our Common Stock was approximately 160.

DIVIDENDS

     We have never paid dividends with respect to our Common Stock. Payment of dividends is within the discretion of our Board of Directors and would depend, among other factors, on our earnings, capital requirements and our operating and financial condition.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS



                                                                                           Number of securities
                                          Number of securities                           remaining available for
                                              to be issued        Weighted-average        future issuance under
                                            upon exercise of      exercise price of        equity compensation
                                          outstanding options,  outstanding options,   plans (excluding securities
Plan category                             warrants and rights    warrants and rights     reflected in column (a))
---------------------------------------   --------------------  ---------------------  ----------------------------

Equity compensation plans
    approved by security holders . . . .               851,125  $                2.15                       148,875

Equity compensation plans not
    approved by security holders 1                     270,000  $                1.93                           -0-
                                        ----------------------  ---------------------   ---------------------------
Total                                                1,121,125  $                2.10                       148,875


          1. Represents 120,000 warrants to purchase our Common Stock, issued to Strategic Asset Management, Inc., in 2005 as part of an agreement to provide consulting services, issued at $1.84 per share. And, 150,000 warrants to purchase our Common Stock, issued to certain members of the Board of Directors in December 2006 in payment for services rendered, issued at $2.00 per share.




RECENT  SALES  OF  UNREGISTERED  SECURITIES

     There were no sales of unregistered securities during the fiscal year ended December 31, 2007 that have not been previously disclosed by the company in a Quarterly Report on Form 10-QSB.

     On February 6, 2008, we issued 50,000 shares of unregistered Common Stock to SLD Capital Corporation, as compensation for general business consulting services to be provided by SLD to the Company under a Consulting Agreement, dated as of January 31, 2008. The agreement is for a term of two years from the effective date. The shares issued to SLD were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), which exemption was based in part on the representations and warranties of SLD.

     On February 7, 2008, we issued 30,000 unregistered shares of stock to Diane Cooke upon the exercise for cash of warrants originally issued in 2004 at an exercise price of $1.85 per share. The shares issued to Diane Cooke were issued in a transaction exempt from registration pursuant to Section 4(1) of the Securities Act and Rule 144 promulgated thereunder.

     On February 11, 2008, we issued 50,000 shares of unregistered Common Stock to Weil Consulting Corporation, as compensation for general business consulting services to be provided by Weil to the Company under a Consulting Agreement, dated as of January 31, 2008. The agreement is for a period of two years from the effective date. The shares issued to Weil were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act, which exemption was based in part on the representations and warranties of Weil.


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

     The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:


               For the Year Ended December 31,
                        2007    2006
                       ------  ------
Technology fees          5.5%   13.5%
Facility management     55.6%   30.8%
Products and services   38.9%   55.7%
                       ------  ------
Totals                 100.0%  100.0%
                       ======  ======


     Technology fee revenue is defined as: royalty revenue, which represent ongoing amounts received from licensees for continued use of the N-Viro Process and are typically based on volumes of sludge processed; license and territory fees, which represent non-recurring payments for the right to use the N-Viro Process in a specified geographic area or at a particular N-Viro facility; research & development revenue, which represent payments from federal and state agencies awarded to us to fund ongoing site-specific research utilizing the N-Viro technology.

     Facility management revenues are recognized under contracts where we manage the N-Viro Process ourselves to treat sludge, pursuant to a fixed price contract.

     Product and service revenue is defined as: alkaline admixture revenue, which represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by us and our Agents to N-Viro facilities; service fee revenue for the management of alkaline admixture, which represent fees charged by us to manage and sell the alkaline admixture on behalf of a third party customer; N-Viro SoilTM sales, which represent either revenue received from sales of N-Viro SoilTM sold by N-Viro facilities, or through sales of N-Viro SoilTM sold directly by us; commissions earned on sales of equipment to an N-Viro facility; rental of equipment to a licensee or agent; equipment sales, which represent the price charged for equipment held for subsequent sale.

     Our policy is to record the revenues payable to us pursuant to agency and license agreements when we have fulfilled our obligations under the relevant contract, except when it pertains to a foreign license agreement. In the case of foreign licenses, revenue is recorded when cash is received and when we have fulfilled our obligations under the relevant foreign license agreement.

RESULTS  OF  OPERATIONS

     The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.



                                       Year Ended        Period to Period     Year Ended
                                       December 31,       Percentage         December 31,
                                         2007                Change              2006
                                       ----------         -------------      -----------

(Dollars in thousands)
-------------------------------------
COMBINED STATEMENT OF
    OPERATIONS DATA:

Revenues. . . . . . . . . . . . . . .  $4,085             12.8%               $320

Cost of revenues. . . . . . . . . . .   3,380             40.8%                2,401
                                       ------                                --------

Gross profit. . . . . . . . . . . . .     705            (42.1%)               1,219

Operating expenses. . . . . . . . . .   2,146            (26.0%)               2,901
                                       ------                                --------

                                       (1,441)                *               (1,682)

Other income (expense). . . . . . . .     (59)                *                   (8)
                                       ------                                --------

Loss before income tax expense. . . .  (1,500)                *               (1,690)

Federal and state income tax expense.       0                 *                    0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . . $(1,500)                *              $(1,690)
                                       =======                                =======





PERCENTAGE OF REVENUES:
Revenues. . . . . . . . . . . . . . .  100.0%                                  100.0%

Cost of revenues. . . . . . . . . . .   82.7                                    66.3
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   17.3                                    33.7

Operating expenses. . . . . . . . . .   52.5                                    80.1
                                       ------                                --------

                                       (35.2)                                  (46.4)

Other income (expense). . . . . . . .  ( 1.5)                                  ( 0.3)
                                       ------                                --------

Loss before income tax expense. . . .  (36.7)                                  (46.7)

Federal and state income tax expense.    0.0                                     0.0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . .  (36.7%)                                 (46.7%)
                                       =======                                 ======


* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON  OF  YEAR  ENDED  DECEMBER 31, 2007 WITH YEAR ENDED DECEMBER 31, 2006
     Revenues increased $465,000, or approximately 13%, to $4,085,000 for the year ended December 31, 2007 from $3,620,000 for the year ended December 31, 2006. The increase in revenue was due to a net increase in revenue from existing on-line facilities, primarily due to the following factors:

     a) Sales of alkaline admixture decreased $705,000 from the same period ended in 2006;

     b) Revenue from the service fees for the management of alkaline admixture increased $302,000 from the same period ended in 2006, primarily from the addition of the Florida N-Viro location purchased in late 2006;

c) Our processing revenue, including facility management revenue, showed a net increase of $973,000 over the same period ended in 2006, primarily from the addition of the Florida N-Viro location purchased in late 2006;

d) Territorial fees showed a net increase of $16,000 from the same period ended in 2006:

e) Research and development revenue decreased $90,000 from the same period ended in 2006; and,

f)  Miscellaneous revenues decreased $32,000 from the same period ended in 2006.

     The decrease in the sales the alkaline admixture was from a net volume loss of tonnage at facilities no longer using the N-Viro process as their primary disposal technology. A licensee that represented approximately 18% of our 2006 gross revenue stopped using our process in 2007. This represented a total of approximately $641,000 of revenues in 2006 and $200,000 in 2007, a decrease of approximately $441,000.

     The increase in service fees for the management of alkaline admixture was entirely from the addition of the Florida location at the very end of 2006 and our contract with VFL to market a portion of their alkaline admixture. This represented a total of $306,000 in 2007.

     The increase in processing revenue of $973,000 was primarily from an increase in processing volume of facility management revenue, representing over $1,150,000 of the increase. This increase was also due to the addition of Florida N-Viro for 2007. Offsetting the facility management revenue increase was a decrease in royalties received for processing licenses, a decrease from 2006 to 2007 of almost $191,000. Included in this royalty revenue decrease was a one-time realization of $66,000 for past royalties from an international licensee received in 2006.

     Our gross profit decreased $514,000, or 42%, to $705,000 for the year ended December 31, 2007 from $1,219,000 for the year ended December 31, 2006, and the gross profit margin decreased to 17% from 34% for the same periods. The decrease in gross profit margin is primarily due to the additional percentage of gross revenue from facility management fee operations, discussed in the previous paragraph. The percentage of our gross revenue from management fee operations went from 31% in 2006 to 56% in 2007. Management fee operations have historically operated at lower profit margin than other types of N-Viro revenue. Also contributing to the gross profit margin decrease is the decrease in royalty revenue of $191,000, which generally has marginal costs of revenue.

     Our operating expenses decreased $755,000, or 26%, to $2,146,000 for the year ended December 31, 2007 from $2,901,000 for the year ended December 31, 2006. The decrease was primarily due to a net decrease of approximately $326,000 in employee payroll and expenses, $218,000 in director-related costs, $141,000 for legal fees and $105,000 in bad debt expense. Included in the decrease for employee payroll was $532,000 for the value of stock options granted in late 2006 to three officers, offset partially by $70,000 for an option grant to a new officer in mid-2007 - events now required to be expensed under accounting rules which began in 2006.

Included in the decrease for director-related costs was $225,000 for the value of warrants issued in late 2006 to four directors for services rendered - this issuance did not recur in 2007.

Of our total operating expenses in 2007 of $2,146,000, approximately $426,000 were non-cash expenses for stock options, warrants and stock issued during the year and $374,000 in amortization and depreciation expense. Included in amortization expense is a write-down of approximately $290,000 of intangible assets deemed by management to be impaired. We had recorded a similar write-down in 2006 of approximately $209,000.

     Our nonoperating income (expense) increased by $51,000 to expense of $59,000 for the year ended December 31, 2007 from expense of $8,000 for the year ended December 31, 2006. The increase in nonoperating expense was primarily due to an increase in interest expense of approximately $48,000, primarily as a result of interest expense of $32,000 for financing the acquisition of the Florida operation in December 2006, and an increase in borrowing on the line of credit.

     We recorded a net loss of approximately $1,500,000 for the year ended December 31, 2007 compared to a net loss of approximately $1,690,000 for the year ended December 31, 2006, a decrease in the loss of approximately $190,000.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $1,006,000 at December 31, 2007 compared to a deficit of $350,000 at December 31, 2006, an increase in the deficit of approximately $656,000. Current assets at December 31, 2007 include cash of $198,000, a decrease of approximately $96,000 from December 31, 2006, and of which approximately $135,500 is restricted under our Bank credit agreement to secure the credit facility. The decrease in working capital was principally due to the operating loss in 2007, offset by the issuance and expensing of stock, stock options and warrants issued during the year. The operating losses were funded primarily from increased draws to the line of credit and extending out payments on trade payables.

     In 2007 our cash flow used by operations was approximately $144,000, a decrease of approximately $137,000 from 2006. This decrease was principally due to the positive change in working capital of approximately $350,000, decreased by $640,000 in the amount of stock, warrants and stock options issued for fees and services from 2006 and decreased by $38,000 in other non-cash charges to earnings, increased by $190,000 for the decrease in the net loss. The positive change in working capital of $350,000 was primarily an increase in cash collected on accounts receivable exceeding sales by approximately $539,000 compared to the similar period in 2006.

     Through the first quarter of 2007, we had a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% interest and a line of credit up to $400,000 at the prime rate (7.25% at December 31, 2007) plus 1.5% and secured by a first lien on all assets of the Company. The term note was paid off in March 2007, leaving the line of credit as the remaining debt on this original credit facility. Two certificates of deposit totaling $135,506 from the Bank are held as a condition of maintaining the facility. As announced in a Form 8-K filing on November 7, 2007, we renewed the line of credit through October 2008. At December 31, 2007, we had $36,000 of borrowing capacity under the credit facility. We expect to extend or restructure our credit facility prior to maturity. While we expect to extend or restructure our credit facility prior to maturity, there can be no assurance we will be able to extend or refinance our credit facility upon commercially reasonable terms if at all.

     During 2007, our wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $319,081 from three lenders to purchase trucks that were placed into service during the year. A total of three term notes were issued, ranging from 8.1% to 9.4% interest for five years, monthly payments totaling $6,586 and each secured by the truck. The total amount owed on all notes by BMT as of December 31, 2007 was approximately $472,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is July 2012.

     During 2007, our wholly-owned subsidiary, Florida N-Viro LP ("Florida"), borrowed a total of $69,225 from three lenders to purchase trucks and processing equipment that were placed in service during the year. A total of three term notes were issued, ranging from 8.6% to 9.8% interest for terms ranging from three to five years, monthly payments totaling $1,747 and each secured by the property. Florida also financed a total of $6,600 for property insurance during 2007, which was fully paid off at year end. The total amount owed on all notes by Florida as of December 31, 2007 was approximately $60,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of December 31, 2007 was approximately $399,000 and the first installment of $27,338 was paid on time in early 2008, which reflects the offset of 2007 royalties earned of $32,274. For 2007, cash flow from continuing operations of Florida N-Viro has been positive, and we believe that Florida N-Viro will be able to generate enough funds to finance its operations through 2008.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. In response to a decrease in the amount of past due accounts, we decreased the reserve for bad debts by $130,000 during 2007, to a reserve of $40,000.

     For 2008, we expect to continue improvements in operating results by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities. There can be no assurance these discussions will be successful or result in new revenue sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.


OFF-BALANCE  SHEET  ARRANGEMENTS

     At December 31, 2007, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at December 31, 2007, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                                         Payments Due By Period
                                                 Total     Less than 1 year   1 - 3 years   4 - 5 years   after 5 years
                                               ----------  -----------------  ------------  ------------  --------------
Purchase obligations . . . . . . .        (1)  $   36,400  $          36,400  $          -  $          -  $            -
Long-term debt obligations . . . .        (2)   1,208,829            244,599       591,600       134,183         238,447
Operating leases . . . . . . . . .        (3)     182,519             83,808        96,245         2,466               -
Capital lease obligations                               -                  -             -             -               -
Line of credit obligations                        364,000            364,000             -             -               -
Other long-term debt obligations                        -                  -             -             -               -
                                               ----------  -----------------  ------------  ------------  --------------
Total contractual cash obligations             $1,791,748  $         728,807  $    687,845  $    136,649  $      238,447
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

     Allowance for Doubtful Accounts - We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. The balance of the allowance at December 31, 2007 and 2006 is $40,000 and $170,000, respectively. This balance was reduced during 2007 primarily as the result of accounts with some of our customers who were part of a related group were written off as part of a settlement agreement to discontinue licensing arrangements with them.

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

     Intangible Assets - Intangible assets deemed to have indefinite lives are tested for impairment by comparing the fair value with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows. As required under current accounting standards, we test for impairment when events and circumstances indicate that the assets might be impaired and the carrying value of those assets may not be recoverable. At
December 31, 2007, we determined that certain territory agreements and patents had remaining lives shorter than currently recorded, and expensed additional amortization of $290,000 in 2007 and $209,000 in 2006. We also amortized the capitalized cost of obtaining our credit facility, for the additional collateral required and evidenced by a warrant to purchase 50,000 shares of our common stock. We estimated this cost at February 26, 2003 to be $30,000, and amortized this over 4 years by the straight-line method. The cost was fully amortized at the end of the first quarter 2007.

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

     Income Taxes - We assume the deductibility of certain costs in income tax filings and estimate the recovery of deferred income tax assets, all of which is fully reserved.


     New Accounting Standards - The Financial Accounting Standards Board, or FASB, has issued the following new accounting and interpretations, which may be applicable in the future to us:

     In February 2007, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations, and most of the provisions apply only to entities that elect the fair value option. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. Adoption of this Statement is not expected to have a material impact on our financial statements.

     In December 2007, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141 (revised 2007), "Business Combinations". This Statement replaces previously-issued Statement No. 141, and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: the formation of a joint venture; the acquisition of an asset or a group of assets that does not constitute a business; a combination between entities or businesses under common control; a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Adoption of this Statement is not expected to have a material impact on our financial statements.

     In December 2007, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation, and clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. This Statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the noncontrolling equity investment. This Statement does not change ARB 51's provisions related to consolidation purpose or consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. Adoption of this Statement is not expected to have a material impact on our financial statements.

     In March 2008, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of this Statement is not expected to have a material impact on our financial statements.

     Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.


RISK  FACTORS

WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCES REGARDING IF AND WHEN WE WILL AGAIN GENERATE POSITIVE EARNINGS.

     Since 2000, we have experienced losses and we have not yet been consistently profitable on an annual basis. We believe this is primarily due to our inability to add new sources of revenue, decreasing business from existing sources of revenue, anticipated new revenues not materializing at a rate budgeted, and, much higher than planned expenditures for stock-related fees and compensation, legal costs surrounding litigation and the direct time of management, staff and our Board in dealing with this litigation. Therefore, our overall gross profit has been reduced and our selling, general and administrative costs have not decreased at a rate concurrent with our decrease in gross profit, both contributing significantly to the overall losses that we have incurred. If these trends continue, such losses may continue to occur, unless we are able to continue to make cost cutting measures, including improvements to the gross profit of the business. There can be no assurance if and when we will return to profitability.

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

     Our business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the years ended December 31, 2007 and 2006, our single largest customer accounted for approximately 38% and 47%, respectively, of our revenues and our top three customers accounted for approximately 54% and 68%, respectively, of our revenues.

WE  ARE  AFFECTED  BY  UNUSUALLY  ADVERSE  WEATHER  CONDITIONS.

     Our business is adversely affected by unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to our operations. In addition, revenues and operational results are adversely affected during months of inclement weather which limits the level of land application that can be performed. Long periods of adverse weather could have a material negative effect on our business and financial condition. For example, our Toledo, Ohio operation is affected by unusually adverse weather conditions by lowering the demand for N-Viro Soil distribution to the local agricultural community.

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

     We have entered into employment agreements with our Chief Executive Officer, Timothy Kasmoch, and our V.P. of Development and Chief Counsel, Robert Bohmer, each of which contains non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one of our key executive officers were to leave our employ and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could have a material and adverse effect on our business and financial condition.

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

ITEM  7.          FINANCIAL  STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM        F-1

FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS                                  F-2 - F-3
  CONSOLIDATED STATEMENTS OF OPERATIONS                        F-4
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)    F-5
  CONSOLIDATED STATEMENTS OF CASH FLOWS                        F-6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-7 - F-26


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
N-Viro International Corporation

We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware entity), as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109 as of January 1, 2007. As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.



 /s/  UHY LLP
-------------
UHY LLP
Southfield, Michigan

March 31, 2008


                        N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2007 and 2006
                           --------------------------




                                      2007        2006
                                   ----------  ----------
ASSETS
---------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted                       $   62,321  $  162,633
Restricted                            135,506     131,498
Trade receivables, net                440,958     667,617
Prepaid expenses and other assets     185,330     250,590
                                   ----------  ----------
Total current assets                  824,115   1,212,338

PROPERTY AND EQUIPMENT, NET         1,300,428     931,820

INTANGIBLE AND OTHER ASSETS, NET      318,523     801,972
                                   ----------  ----------


                                   $2,443,066  $2,946,130
                                   ==========  ==========





  The accompanying notes are an integral part of these financial statements.


                               N-VIRO INTERNATIONAL CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                                  December 31, 2007 and 2006
                                  --------------------------


                                                                     2007           2006
                                                                 -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                             $    174,253   $    106,673
Line-of-credit                                                        364,000        205,000
Accounts payable                                                    1,055,268      1,048,094
Accrued liabilities                                                   236,175        202,295
                                                                 -------------  -------------
Total current liabilities                                           1,829,696      1,562,062

LONG-TERM DEBT, LESS CURRENT MATURITIES                               772,374        554,437
                                                                 -------------  -------------

Total liabilities                                                   2,602,070      2,116,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value
  Authorized - 7,000,000 shares
  Issued - 4,145,359 shares in 2007 and 3,864,059 shares in 2006       41,454         38,641
  Preferred stock, $.01 par value
  Authorized - 2,000,000 shares
  Issued - -0- shares in 2007 and 2006                                      -              -
Additional paid-in capital                                         16,962,134     16,453,119
Accumulated deficit                                               (16,477,702)   (14,977,239)
                                                                 -------------  -------------
                                                                      525,886      1,514,521

Less treasury stock, at cost, 123,500 shares                          684,890        684,890
                                                                 -------------  -------------
Total stockholders' equity (deficit)                                 (159,004)       829,631
                                                                 -------------  -------------

                                                                 $  2,443,066   $  2,946,130
                                                                 =============  =============






   The accompanying notes are an integral part of these financial statements.


                              N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                           Years Ended December 31, 2007 and 2006
                           --------------------------------------

                                                                     2007          2006
                                                                 ------------  ------------
REVENUES                                                         $ 4,085,131   $ 3,620,342

COST OF REVENUES                                                   3,379,741     2,401,105
                                                                 ------------  ------------

GROSS PROFIT                                                         705,390     1,219,237

OPERATING EXPENSES
Selling, general and administrative                                2,145,910     2,901,115
                                                                 ------------  ------------

OPERATING LOSS                                                    (1,440,520)   (1,681,878)

OTHER INCOME (EXPENSE)
Interest income                                                        5,642         9,440
Interest expense                                                     (65,585)      (17,992)
                                                                 ------------  ------------
                                                                     (59,943)       (8,552)
                                                                 ------------  ------------

LOSS BEFORE INCOME TAXES                                          (1,500,463)   (1,690,430)

Federal and state income taxes                                             -             -
                                                                 ------------  ------------

NET LOSS                                                         $(1,500,463)  $(1,690,430)
                                                                 ============  ============


Basic and diluted loss per share                                 $     (0.38)  $     (0.46)
                                                                 ============  ============

Weighted average common shares outstanding - basic and diluted     3,958,475     3,713,470
                                                                 ============  ============





   The accompanying notes are an integral part of these financial statements.


                                    N-VIRO INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 Years Ended December 31, 2007 and 2006

                                                    Additional
                             shares of     Common     Paid-in     Accumulated   Treasury
                            Common Stock   Stock     Capital       Deficit       Stock        Total
                            ------------  -------  -----------  -------------  ----------  ------------
BALANCE JANUARY 1, 2006        3,814,059  $38,141  $15,290,831  $(13,286,809)  $(684,890)  $ 1,357,273

Net loss                               -        -            -    (1,690,430)          -    (1,690,430)
Issuance of stock options              -        -      632,251             -           -       632,251
Issuance of stock warrants             -        -      329,112             -           -       329,112
Issuance of common stock          50,000      500      200,925             -           -       201,425
                            ------------  -------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2006      3,864,059   38,641   16,453,119   (14,977,239)   (684,890)      829,631

Net loss                               -        -            -    (1,500,463)          -    (1,500,463)
Issuance of stock options              -        -      186,700             -           -       186,700
Exercise of stock options        146,300    1,463      251,182             -           -       252,645
Issuance of common stock         135,000    1,350       71,133             -           -        72,483
                            ------------  -------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2007      4,145,359  $41,454  $16,962,134  $(16,477,702)  $(684,890)  $  (159,004)
                            ============  =======  ===========  =============  ==========  ============





   The accompanying notes are an integral part of these financial statements.


                          N-VIRO INTERNATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years Ended December 31, 2007 and 2006
                       --------------------------------------


                                                              2007          2006
                                                          ------------  ------------

Cash Flows From Operating Activities:
Net loss                                                  $(1,500,463)  $(1,690,430)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                 674,399       450,176
Provision for bad debts                                      (130,000)      115,000
Issuance of stock for debt and services                       124,828       216,025
Issuance of stock options and warrants for services           309,242       857,663
Loss on the sale of fixed assets                                5,542        16,069
Changes in Operating Assets and Liabilities
Decrease (increase) in trade receivables                      356,658      (182,437)
Decrease (increase) in prepaid expenses and other assets      (20,387)        8,386
Increase in accounts payable and accrued liabilities           36,159       202,832
                                                          ------------  ------------
Net cash used in operating activities                        (144,022)       (6,716)

Cash Flows From Investing Activities:
Increases from restricted cash and cash equivalents            (4,008)       (3,365)
Purchases of property and equipment                          (656,624)     (682,820)
Expenditures for intangible assets                                  -       (62,755)
Proceeds from sale of property and equipment                    7,181         9,800
                                                          ------------  ------------
Net cash used in investing activities                        (653,451)     (739,140)

Cash Flows From Financing Activities:
Net borrowings (repayments) on line-of-credit                 159,000       125,000
Borrowings under long-term obligations                        414,917       759,309
Principal payments on long-term obligations                  (129,401)     (200,267)
Stock options exercised                                       252,645             -
                                                          ------------  ------------
Net cash provided by financing activities                     697,161       684,042
                                                          ------------  ------------

Net Decrease in Cash and Cash Equivalents                    (100,312)      (61,814)

Cash and Cash Equivalents - Beginning                         162,633       224,447
                                                          ------------  ------------

Cash and Cash Equivalents - Ending                        $    62,321   $   162,633
                                                          ============  ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                    $   101,648   $    23,783
                                                          ============  ============





   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                      F-25
NOTE 1.     OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Restricted cash consists of two certificates of deposit and corresponding accrued interest which are held as collateral against the Company's line-of-credit.

F. Accounts receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due amounted to $32,343 and $72,774 of net receivables for the years ended December 31, 2007 and 2006, respectively. The Company's policy is not to accrue and record interest income on past due trade receivables. The Company does bill the customer finance charges on past due accounts and records the interest income when collected.

     Management estimates an allowance for doubtful accounts, which was $40,000 and $170,000 as of December 31, 2007 and 2006, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

G. Property and Equipment - Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are five to fifteen years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense amounted to $275,295 and $107,215 in 2007 and 2006, respectively. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

H. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from one and one-half to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were 16.3 and 15.2 years at December 31, 2007 and 2006, respectively). Amortization expense amounted to $372,166 and $342,961 in 2007 and 2006, respectively. Estimated amortization expense, based on intangible assets at December 31, 2007, for each of the ensuing five years is as follows:
2008  -  $37,000;  2009  -  $30,000;  2010  -  $27,000;  2011 - $24,000;  2012 -
$19,000. Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. At December 31, 2007 and 2006, management believed that certain territory agreements, trademark agreements and patents had remaining lives shorter than currently recorded. These represented intangible assets with a cost basis of $588,593 and $428,989, respectively, and a carrying value of $298,814 and $209,078, respectively, based upon estimated future lives. Subsequently, the Company wrote down those intangible assets to a zero carrying value and recorded a charge to amortization expense, which is included in operating expenses, for $289,779 and $209,078 at December 31, 2007 and 2006, respectively. In accordance with SFAS No. 142, the Company tests for impairment annually.

     The Company is also amortizing the capitalized cost of obtaining its credit facility, for the additional collateral required and evidenced by a warrant to purchase 50,000 shares of the Company's common stock. The Company estimated this cost at February 26, 2003 to be $30,000, and is amortizing this over 4 years by the straight-line method. Amortization expense amounted to $1,250 in 2007 (the last year) and $7,500 in 2006.

     The Company has capitalized the cost of acquiring certain customer licenses and contracts as part of the acquisition of Florida N-Viro on December 31, 2006. Amortization expense amounted to $26,940 in 2007 and $-0- in 2006. Estimated amortization expense, based on these capitalized license and contracts at December 31, 2007, for each of the ensuing five years is as follows: 2008 - $14,000; 2009 - $7,000; 2010 - $6,000; 2011 - $2,000; 2012 - $2,000.

I. Revenue Recognition - Facility management revenue, sludge processing revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

          Alkaline admixture sales, alkaline admixture management service revenue, equipment sales and N-Viro SoilTM revenue are recognized upon shipment.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

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

J. Loss Per Common Share - Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2007 and 2006, the effects of the stock options granted are excluded from the diluted per share calculation because they would be antidilutive.

K. Stock Options - The Company follows the provisions of SFAS Statements No. 123R and No. 148 which prescribe a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation to employees. SFAS Statement No. 123R became effective for the Company at January 1, 2006.

L. New Accounting Standards - In February 2007, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations, and most of the provisions apply only to entities that elect the fair value option. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements." No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

     In December 2007, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141 (revised 2007), "Business Combinations". This Statement replaces previously-issued Statement No. 141, and applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: the formation of a joint venture; the acquisition of an asset or a group of assets that does not constitute a business; a combination between entities or businesses under common control; a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

     In December 2007, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation, and clarifies that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. This Statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of the noncontrolling equity investment. This Statement does not change ARB 51's provisions related to consolidation purpose or consolidation policy or the requirement that a parent consolidate all entities in which it has a controlling financial interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

     In March 2008, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

M. Income taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the tax benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no material effect on the financial statements.

NOTE  2.     BALANCE  SHEET  DATA

PROPERTY  AND  EQUIPMENT  (AT  COST):



                                                   2007        2006
                                                ----------  ----------
Leasehold improvements                          $  117,524  $  110,000
Equipment                                        1,957,568   1,331,139
Furniture, fixtures and computers                   52,280      73,488
                                                ----------  ----------
                                                 2,127,372   1,514,627
Less accumulated depreciation                      826,944     582,807
                                                ----------  ----------

                                                $1,300,428  $  931,820
                                                ==========  ==========



INVESTMENT  IN  FLORIDA  N-VIRO,  L.P.:

On December 28, 2006, the Company entered into a Share Purchase Agreement (the "Agreement") with VFL Technology Corporation (VFL), pursuant to which the Company acquired VFL's membership interests in Florida N-Viro L.P. and Florida N-Viro Management, LLC, the general partner of Florida N-Viro L.P. The purchase price paid by the Company to VFL for the acquisition of the membership interests was $500,000, with $100,000 paid at closing and the balance payable over ten years at 8% interest, pursuant to the terms of a promissory note delivered by the Company at closing. Pursuant to the Purchase Agreement, the payments on the Note are offset first from annual royalties payable by VFL to the Company pursuant to an existing license agreement between the Company and VFL. Any remaining amounts due under the note are payable in cash within thirty days after the end of the fiscal year, after a yearly accounting is agreed to between the parties. In accordance with the Agreement, all Notes due the Company from Florida N-Viro were cancelled.

During 2007 and 2006, the Partnership's largest customer accounted for 20% and 25%, respectively, of its revenue. Additionally, during 2007 and 2006, the Partnership's largest customers accounted for 90% (five customers) and 83% (four customers) of total revenue, respectively.

Condensed pro-forma financial information on Florida N-Viro as of December 31, 2006, assuming the Company purchased the remaining ownership interest at January 1, 2006, is as follows:


                                Year Ended December 31,
                               ------------------------
                                      2006
                                  (unaudited)
                                  ------------
Revenues                          $ 4,956,725

Net loss                          $(1,982,427)

Loss per share                    $     (0.53)

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

INTANGIBLE  AND  OTHER  ASSETS:

In September 2005, the Company executed a Financial Public Relations Agreement, or the SAMI Agreement, with Strategic Asset Management, Inc., or SAMI. The Company appointed SAMI as its non-exclusive financial public relations counsel for a term of two years from the date of the SAMI Agreement. For its services, the Company issued SAMI 120,000 shares of the Company's unregistered common stock, and 120,000 common stock purchase warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $1.84 per share. Total valuation of the services to be performed as part of the SAMI Agreement was estimated to be $321,800, to be amortized over the two year period. The Company recorded this amount as deferred costs, with the short-term portion in current assets and the long-term portion in Intangibles and other assets as deferred costs.

In December 2006, the Company extended the SAMI Agreement for two years to September 2009, and in consideration issued SAMI an additional 100,000 shares of the Company's unregistered common stock. Total valuation of these additional services to be performed was estimated to be $146,300, to be amortized from January 2007 to September 2009. Total consideration for the SAMI Agreement for the entire four year period was estimated to be $468,100.

In December 2006, the Company executed an Investor Relations Agreement, or the IA Agreement, with Institutional Analyst, or IA. The Company engaged IA to provide services as an investor relations consultant for the Company for a term of one year from the date of the Agreement. For its services, the Company paid IA $10,000 cash and issued 100,000 common stock purchase warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $2.00 per share. Total valuation of the services to be performed as part of the IA Agreement was estimated to be $113,700, and was fully amortized in 2007. The Company recorded this amount as deferred costs in 2006, with the short-term portion in current assets and the long-term portion in Intangibles and other assets as deferred costs.

In April 2007, the Company executed a Consulting Agreement, or the Weil Agreement, with Weil Consulting Corporation, or Weil. The Company engaged Weil to provide services as a consultant in general business affairs of the Company for a term of two years from the date of the Agreement. For its services, the Company issued Weil 35,000 shares of the Company's unregistered common stock. Total valuation of the services to be performed as part of the Weil Agreement was estimated to be $61,000, to be amortized over the two year period. The Company recorded this amount as deferred costs, with the short-term portion in current assets and the long-term portion in Intangibles and other assets as deferred costs.

NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

The  following  is  a  summary of intangible and other assets as of December 31:




                                                               2007      2006
                                                             --------  --------
Patents and related intangibles, less accumulated
amortization (2007 - $500,557;  2006 - $594,019)             $192,173  $400,216

Territory rights, less accumulated amortization
(2007 - $4,706;  2006 - $127,671)                               5,294   169,417

Customer List, less accumulated amortization
(2007 - $26,940;  2006 - $-0-)                                 35,815    62,755

Deferred costs, less accumulated amortization
(2007 - $438,482;  2006 - $207,829)                            77,549   164,171

Loan costs, less accumulated amortization ($32,950 in 2007
and $31,577 in 2006)                                                -     1,373

Other                                                           7,692     4,040
                                                             --------  --------

                                                             $318,523  $801,972
                                                             ========  ========



ACCRUED  LIABILITIES:


                                         2007      2006
                                       --------  --------
Accrued payroll and employee benefits  $ 29,097  $ 13,807
Sales tax payable                       177,360   186,780
Deferred revenue                         28,000         -
Interest payable                          1,718     1,708
                                       --------  --------

                                       $236,175  $202,295
                                       ========  ========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 3.     PLEDGED ASSETS, LINE-OF-CREDIT AND LONG-TERM DEBT

Through the first quarter of 2007, the Company had a $695,000 credit facility with Monroe Bank + Trust, or the Bank. This senior debt credit facility was comprised of a $295,000 four year term note at 7.5% interest and a line of credit up to $400,000 at the prime rate (7.25% at December 31, 2007) plus 1.5% and secured by a first lien on all assets of the Company. The term note was paid off in March 2007, leaving the line of credit as the remaining debt on this original credit facility. Two certificates of deposit totaling $135,506 from the Bank are held as a condition of maintaining the facility. As announced in a Form 8-K filing on November 7, 2007, we renewed the line of credit through October 2008. At December 31, 2007, the Company had $36,000 of borrowing capacity under the credit facility.

Long-term debt at December 31, 2007 and 2006 is as follows:




                                     2007      2006
                                   --------  --------
Notes payable - banks              $300,313  $261,110
Notes payable - equipment vendors   246,588         -
Note payable - VFL                  399,726   400,000
                                   --------  --------
                                    946,627   661,110
Less current maturities             174,253   106,673
                                   --------  --------

                                   $772,374  $554,437
                                   ========  ========



During 2007, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $319,081 from three lenders to purchase trucks that were placed into service during the year. A total of three term notes were issued, ranging from 8.1% to 9.4% interest for five years, monthly payments totaling $6,586 and each secured by the truck. The total amount owed on all notes by BMT as of December 31, 2007 was approximately $472,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is July 2012.

Also during 2007, the Company's wholly-owned subsidiary, Florida N-Viro LP ("Florida"), borrowed a total of $69,225 from three lenders to purchase trucks and processing equipment that were placed in service during the year. A total of three term notes were issued, ranging from 8.6% to 9.8% interest for terms ranging from three to five years, monthly payments totaling $1,747 and each secured by the property. The total amount owed on all notes by Florida as of December 31, 2007 was approximately $60,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of December 31, 2007 was approximately $399,000 and the first installment of $27,338 was paid on time in early 2008.

Approximate aggregate maturities of long-term debt, including interest, for the years ending December 31 are as follows: 2008 - $244,000; 2009 - $211,000;
2010  -  $205,000;  2011  -  $176,000;  2012  and  after  -  $373,000.

NOTE 4.     RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company contracted for trucking, repair parts and labor for repair services with Tri-State Garden Supply dba Gardenscape, a company that the Company's Chief Executive Officer, Timothy R. Kasmoch, was also the former President and CEO. The Company also paid Carl Richard, a member of the Board, fees for consulting services. These fees were exclusive of director fees and expenses paid for with cash and stock options. The Company also paid Nicholas Lynn, Mr. Kasmoch's son, consulting fees for the development and redesign of the Company's web site.

The following table summarizes these payments and the balance to each of any monies owed as of December 31, 2007:




Payee          Trucking, repairs and services   Consulting fees   Account payable balance at 12/31/07
-------------  -------------------------------  ----------------  ------------------------------------
Gardenscape    $                        14,235  $              -  $                                  -
Carl Richard                                 -             4,848                                     -
Nicholas Lynn                                -             2,500                                     -


NOTE 5.     EQUITY TRANSACTIONS

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004 for directors and key employees under which 1,000,000 shares of common stock may be issued. Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest immediately, but can not be exercised until six months from the date of grant. Options were granted in 2007 and 2006 at the approximate market value of the stock at date of grant. Approximately 310,000 options were granted during 2006 that may be exercised immediately. In connection with the option grants to Timothy Kasmoch, CEO (250,000), and James McHugh, CFO (50,000), the Board of Directors adopted a waiver of certain provisions of the plan which would otherwise limit the number of options that any participant may receive. In particular, the plan provides that a participant may not receive options to purchase more that 25,000 shares of common stock during any calendar year. The Board adopted a limited amendment of these limitations in order to make the grants to Messrs. Kasmoch and McHugh.

In May 2004, 50,000 stock options were granted to Michael G. Nicholson pursuant to his employment agreement dated June 2003. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the employment agreement, and changed the vesting of the 50,000 options as well as the pricing. This amended agreement states the first 30,000 options are fully vested at an option price of $0.90, and the balance of 20,000 options vest on the third and fourth anniversary of the original agreement, June 6, 2005 and 2006, but priced at $1.95. Because these options were priced lower than the fair market value as of the amended agreement date, the Company took a charge to earnings totaling approximately $68,400 ratably through June, 2007, the ending date of his employment agreement. This charge was $8,842 and $21,221 for the years ended December 31, 2007 and 2006, respectively.

In January 2007, the Company executed an Investor Relations Agreement, or the IA Agreement, with Institutional Analyst, or IA. For its services, the Company paid IA $10,000 cash and issued 100,000 common stock purchase warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $2.00 per share. To reflect the value of the consulting services provided, the Company took a charge to earnings of $113,700 ratably through December, 2007, the ending date of the IA Agreement. As of the conclusion of the IA Agreement, the warrants had not been exercised and expired.

In April 2007, the Company executed a Consulting Agreement, or the Weil Agreement, with Weil Consulting Corporation, or Weil. For its services, the Company issued Weil 35,000 shares of the Company's unregistered common stock. To reflect the value of the stock issued for the consulting services provided, the Company is taking a charge to earnings totaling approximately $61,000 ratably through April, 2009, the ending date of the Weil Agreement. This charge was approximately $21,000 for 2007.

On June 12, 2007, 100,000 stock options were granted to Robert W. Bohmer pursuant to his two-year employment agreement dated June 2007. The options vest 25% immediately and the balance over three 6-month periods. To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $280,000 ratably through June, 2009, the ending date of his employment agreement. This charge was $70,000 for 2007. In connection with the option grant to Mr. Bohmer, the Board of Directors adopted a waiver of certain provisions of the plan which would otherwise limit the number of options that any participant may receive. In particular, the plan provides that a participant may not receive options to purchase more that 25,000 shares of common stock during any calendar year. The Board adopted a limited amendment of these limitations in order to make the grants to Mr. Bohmer.

There were 146,300 stock options exercised in 2007, none in 2006. A total of six grantees exercised at an average weighted price of $1.73.

The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 2007 and 2006 and the number outstanding and exercisable at those dates:


                                                         2007                         2006
                                            ---------------------------   --------------------------
                                                           Weighted                     Weighted
                                                            Average                      Average
                                              Shares    Exercise Price     Shares    Exercise Price
                                            ----------  ---------------   ---------  ---------------
Outstanding, beginning of year              1,031,875   $          2.10    692,575   $          2.33
Granted                                       142,500              2.79    376,600              1.89
Exercised                                    (146,300)             1.73          -                 -
Expired during the year                      (188,150)             2.47    (37,300)             3.68
                                            ----------                    ---------
Outstanding, end of year                      839,925              2.19   1,031,875             2.10
                                            ==========                    =========

Eligible for exercise at end of year          774,925              2.18    975,275              2.16
                                            ==========                    =========

Weighted average fair value per option for
options granted during the year                         $          2.79              $          1.89
                                                        ===============              ===============


A further summary of stock options follows:


                                         Options Outstanding                    Options Exercisable
                            --------------------------------------------  ------------------------------
                                                   Weighted                    Weighted
                                                   Average     Weighted         Average        Weighted
                                                  Remaining     Average        Remaining        Average
                                                 Contractual   Exercise      Contractual       Exercise
                            Number Outstanding       Life        Price           Life            Price
                            -------------------  ------------  ---------  -------------------  ---------
                                                  2007
-------------------------------------------------------------------------------------------------------
Range of exercise prices:
0.70 - $1.45                            50,875          6.37  $    1.10               50,875  $    1.10
1.50 - $1.99                           120,650          5.76       1.75              120,650       1.75
2.00 - $2.40                           397,750          7.74       2.04              397,750       2.04
2.45 - $3.05                           260,150          7.73       2.83              195,150       2.85
4.00 - $5.19                            10,500          2.36       5.03               10,500       5.03
                            -------------------                           -------------------
                                       839,925                                       774,925

                                                  2006
-------------------------------------------------------------------------------------------------------
Range of exercise prices:
0.70 - $1.45                            89,075          7.48  $    1.03               52,475  $    1.00
1.50 - $1.99                           224,650          5.89       1.69              218,400       1.69
2.00 - $2.40                           527,500          7.26       2.10              513,750       2.11
2.45 - $3.05                           164,150          6.80       2.88              164,150       2.88
4.00 - $5.19                            26,500          3.12       5.00               26,500       5.00
                            -------------------                           -------------------
                                     1,031,875                                       975,275


NOTE  6.     REVENUE  AND  MAJOR  CUSTOMERS

Revenues for the years ended December 31, 2007 and 2006 consist of the following:


                          2007        2006
                       ----------  ----------
Facility management    $2,272,699  $1,114,494
Technology fees           223,199     488,331
Products and services   1,589,233   2,017,517
                       ----------  ----------

                       $4,085,131  $3,620,342
                       ==========  ==========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Revenues for the years ended December 31, 2007 and 2006 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management, and, products and services classifications), which represented approximately 39% and 47%, respectively, of total revenues. In addition, the Company had another major customer, the City of Raleigh, NC, which totaled approximately 5% and 18% of total revenues (which is included mainly in the products and services classification) for the years ended December 31, 2007 and 2006, respectively. The accounts receivable balances due (all of which are unsecured) from these customers at December 31, 2007 and 2006 were approximately $128,000 and $198,000, respectively. The Company no longer receives revenue from the City of Raleigh. The Company has five customers billed through Florida N-Viro, each representing between 6%-8% of the consolidated revenue for the Company - total accounts receivable balance for these five customers was approximately $143,000.

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

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2008 through 2009 is $48,000 each year, and for 2010 is $12,000. The total rental expense included in the statements of operations for the year ended December 31, 2007 and 2006 is $48,000 and $-0-, respectively, as this property commitment was acquired pursuant to the Share Purchase Agreement with VFL Technology Corporation, effective December 31, 2006. We also lease various equipment on a month-to-month basis at our Florida operation.

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

NOTE8.     INCOME TAX MATTERS

The composition of the deferred tax assets and liabilities at December 31, 2007 and 2006 is as follows:


                                                      2007          2006
                                                  ------------  ------------
Gross deferred tax liabilities:
Property + equipment depreciation + amortization  $   (49,100)  $  (122,000)
Florida N-Viro book vs. tax loss                            -       (79,200)
Gross deferred tax assets:
Loss carryforwards                                  6,249,000     5,620,900
Section 754 basis step up                             226,800             -
Patent costs                                                -        27,900
Florida N-Viro asset impairment                             -       200,000
Allowance for doubtful accounts                        16,000        68,000
Other                                                   8,200         3,100

Less valuation allowance                           (6,450,900)   (5,718,700)
                                                  ------------  ------------

                                                  $         -   $         -
                                                  ============  ============



The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2007 and 2006 and are as follows:



                                                   2007        2006
                                                ----------  ----------
Computed "expected" tax (credits)               $(600,200)  $(574,700)
State taxes, net of federal tax benefit           (52,800)    (50,600)
(Decrease) increase in income taxes resulting
from:
Change in valuation allowance                     732,200     228,800
Stock options and warrants                        (17,700)    418,600
Other                                             (61,500)    (22,100)
                                                ----------  ----------

                                                $       -   $       -
                                                ==========  ==========



The net operating losses available at December 31, 2007 to offset future taxable income total approximately $15,600,000 and expire principally in years 2009 - 2027.

NOTE  9.     CASH  FLOWS  INFORMATION

Information relative to the statements of cash flows not disclosed elsewhere for the years ended December 31, 2007 and 2006 follows:



                              2007     2006
                              -----  --------
Investment in Florida N-Viro  $   -  $500,000
                              =====  ========


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

The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2007 and 2006 (dollars in thousands).




                                                Other
                               Management     Domestic    Foreign      Research &
                               Operations   Operations   Operations   Development   Total
                               -----------  -----------  -----------  ------------  ------
                                                         2007
                               -----------------------------------------------------------
Revenues                       $     3,110  $       959  $        16  $          -  $4,085
Cost of revenues                     2,638          742            -             -   3,380
Segment profits                        472          217           16             -     705
Identifiable assets                  1,196           87            -             -   1,283
Depreciation and Amortization          182          119            -             -     301

                                                         2006
                               -----------------------------------------------------------
Revenues                       $     1,694  $     1,770  $        66  $         90  $3,620
Cost of revenues                       999        1,304           16            82   2,401
Segment profits                        695          466           50             8   1,219
Identifiable assets                    503           99            -             -     602
Depreciation and Amortization           78           27            -             -     105

A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2007 and 2006 follows (dollars in thousands):



                                                          2007      2006
                                                        --------  --------
Segment profits:
Segment profits for reportable segments                 $   705   $ 1,219
Corporate selling, general and administrative
expenses and research and development costs              (2,146)   (2,901)
Other income (expense)                                      (59)       (8)
                                                        --------  --------
Consolidated earnings before taxes                      $(1,500)  $(1,690)
                                                        ========  ========

Identifiable assets:
Identifiable assets for reportable segments             $ 1,283   $   602
Corporate property and equipment                             17       330
Current assets not allocated to segments                    824     1,212
Intangible and other assets not allocated to segments       319       802
Consolidated eliminations                                     -         -
                                                        --------  --------
Consolidated assets                                     $ 2,443   $ 2,946
                                                        ========  ========

Depreciation and amortization:
Depreciation and amortization for reportable segments   $   301   $   105
Corporate depreciation and amortization                     373       345
                                                        --------  --------
Consolidated depreciation and amortization              $   674   $   450
                                                        ========  ========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


NOTE 11.     401(K) PLAN

     The Company has a 401(k) plan covering substantially all employees which provides for contributions in such amounts as the Board of Directors may determine annually. Participating employees may also contribute a portion of their annual compensation. There were no employer contributions for the years ended December 31, 2007 and 2006.

ITEM  8.          CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                         ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None


ITEM  8A  (T).     DISCLOSURE  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S  ANNUAL  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

     Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control
- Integrated Framework. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2007.

     This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we identified the following material weakness:

     We lacked personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. This has resulted in a significant number of immaterial out-of-period adjustments to our consolidated financial statements. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed and monitored by competent accounting staff on a timely basis.

     We have not yet developed a remediation plan to address our material weakness listed above, but expect to develop a remediation plan to address the weakness in the current fiscal year.


ITEM  8B.     OTHER  INFORMATION

     None

                                    PART III

ITEM  9.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is incorporated by reference to the information under the heading "Election of Directors" and "Management - Directors and Executive Officers" in the definitive proxy statement of the Company for the 2008 Annual Meeting of Stockholders.


ITEM  10.          EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the definitive proxy statement of the Company for the 2008 Annual Meeting of Stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement of the Company for the 2008 Annual Meeting of Stockholders.


ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item is incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company for the 2008 Annual Meeting of Stockholders.


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

3.4 Amended and Restated By-Laws of the Company, dated January 27, 2006 (incorporated by reference to Exhibit 3.2 to Form 8-K filed February 2, 2006).

4.1 Certificate of Designation of Series A Redeemable Preferred Stock, dated August 27, 2003 (incorporated by reference to Exhibit 3.3 to Form 10-K filed April 14, 2004).

10.1 Amended and Restated Employment Agreement, dated June 6, 2003, between N-Viro International Corporation and Michael G. Nicholson (incorporated by reference to Exhibit 99.1 to Form 8-K filed June 9, 2003).*

10.2 Business Loan Agreement dated February 26, 2003, between N-Viro International Corporation and Monroe Bank + Trust; letter of credit enhancement dated February 25, 2003 between N-Viro International Corporation and Messrs. J. Patrick Nicholson, Michael G. Nicholson, Robert P. Nicholson and Timothy J. Nicholson (all incorporated by reference to Exhibits 99.1 through 99.3 to Form 8-K filed March 3, 2003).

10.3 Commercial Line of Credit Agreement and Note dated 0October 17, 2007, between N-Viro International Corporation and Monroe Bank + Trust.

10.4 Settlement Agreement and Release dated August 29, 2003 between N-Viro International Corporation and Strategic Asset Management, Inc.; Consulting Agreement dated August 28, 2003 between N-Viro International Corporation and J. Patrick Nicholson (all incorporated by reference to Item 5 to Form 8-K filed August 29, 2003).

10.5 Financial Public Relations Agreement, dated September 15, 2005, between Strategic Asset Management, Inc. and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 12, 2005).*

10.6 Warrant to Purchase 120,000 Shares of Common Stock dated September 15, 2005 between Strategic Asset Management, Inc. and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 12, 2005).*

10.7 First Amendment to Consulting Agreement dated July 1, 2004 between Terry J. Logan and N-Viro International Corporation, effective February 13, 2006 (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 20, 2006).*

10.8 Share Purchase Agreement dated December 28, 2006 between N-Viro International Corporation and VFL Technology Corporation (incorporated by reference to Exhibit 99.1 to Form 8-K filed January 19, 2007).

10.9     Employment  Agreement,  dated  February  13,  2007  between  Timothy R.
Kasmoch  and  N-Viro  International  Corporation  (incorporated  by reference to
Exhibit  10.1  to  Form  8-K  filed  March  12,  2007).*

10.10 Employment Agreement, dated June 12, 2007 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2007).*

10.11 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Form S-8 filed May 9, 2000).*

10.12 The N-Viro International Corporation 2004 Stock Option Plan (incorporated by reference to Form S-8 filed December 20, 2004).*

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


ITEM  14.          PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The information required by this Item is incorporated by reference to the information under the heading "Independent Auditors" in the definitive proxy statement of the Company for the 2008 Annual Meeting of Stockholders.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           N-VIRO  INTERNATIONAL  CORPORATION

Dated:  March  31,  2008

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

Dated:  March  31,  2008


/s/  Timothy  R.  Kasmoch*             /s/  James  K.  McHugh
--------------------------             ----------------------
Timothy  R.  Kasmoch,                  James  K.  McHugh
Chief Executive Officer                Chief Financial Officer,
President and Director                 Secretary and Treasurer
(Principal  Executive  Officer)        (Principal  Financial  Officer)


/s/ James  H.  Hartung*                /s/  R.  Francis  DiPrete*
----------------------                 ----------------------------
James  H.  Hartung,  Director          R. Francis DiPrete, Director
and Chairman of the Board


/s/  Joseph H. Scheib,  Director*      /s/  Mark  D.  Hagans*
---------------------------------      ----------------------
Joseph  H.  Scheib,  Director          Mark  D.  Hagans,  Director


/s/  Carl  Richard*                    /s/ Thomas  L.  Kovacik*
-------------------                    -------------------------
Carl  Richard,  Director               Thomas  L.  Kovacik,  Director