Form 10KSB/A
period 2007-12-31
N-VIRO INTERNATIONAL CORP
filed 2008-04-29
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
(MARK ONE)
    X                 ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                                       OR

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

Transitional  Small  Business  Disclosure  Format  (Check  One):  Yes  No   X
                                                                           ---

                       DOCUMENTS INCORPORATED BY REFERENCE
     None.

                                EXPLANATORY NOTE
                                ----------------

     We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission (the "Commission") on March 31, 2008 (the "Original Filing"), for the purpose of including the information required by Part III, and, correcting the form of the Section 302 Certifications filed as Exhibits 31.1 and 31.2.

The Part III information was permitted to have been incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, if such proxy statement had been filed with the Commission within 120 days of our 2007 fiscal year-end.

     We  are also filing as exhibits the corrected certifications required under
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

     This Amendment No. 1 does not change any of the other information contained in the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the date of the Original Filing.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                            DIRECTORS OF THE COMPANY

     The Board is currently composed of four Class I Directors: R. Francis DiPrete, Carl Richard, Joseph H. Scheib and Mark D. Hagans; and three Class II
Directors: James H. Hartung, Timothy R. Kasmoch and Thomas L. Kovacik (whose terms will expire upon the election and qualification of directors at the annual meetings of stockholders to be held in 2009 and 2008, respectively). At each annual meeting of stockholders, directors will be elected for a full term of two years to succeed those directors whose terms are expiring. The following table sets forth the names and ages of our directors.




Name                Age                         Position
------------------  ---  --------------------------------------------------------
R. Francis DiPrete   53  Class I Director
Mark D. Hagans       41  Class I Director
James H. Hartung     65  Class II Director
Timothy R. Kasmoch   46  Class II Director, President and Chief Executive Officer
Thomas L. Kovacik    60  Class II Director
Carl Richard         81  Class I Director
Joseph H. Scheib     51  Class I Director

_____________


R. FRANCIS DIPRETE is a self-employed attorney and business consultant in Scituate, Rhode Island. From March 1999 until December, 2003, Mr. DiPrete served as President and Board Chairman of Strategic Asset Management, Inc., a Nevada corporation and holding company that provides financial consulting services to, and control and operation of, businesses. From August 2003 until December 2003, Mr. DiPrete served as President and director of Ophir Holdings, Inc., a Nevada corporation and consulting firm specializing in public and shareholder relations. Mr. DiPrete is a graduate of Rutgers University and Roger Williams University, School of Law. Mr. DiPrete has served as our Director since May 2000, and is a member of the Board's Audit and Compensation Committees.

MARK D. HAGANS is an attorney and partner with the law firm of Plassman, Rupp, Short & Hagans, of Archbold, Ohio, and his practice focuses on corporation, taxation and banking law. Mr. Hagans serves on numerous Boards of directors, including the Fulton County Health Center, where he is presently chair of the Finance Committee. Mr. Hagans earned his law degree from the University of Toledo. Mr. Hagans has served as our Director since December 2006 and is a member of the Board's Audit, Finance and Technology Committees.

JAMES H. HARTUNG is the President and Chief Executive Officer of the Toledo-Lucas County (Ohio) Port Authority, a position he has held since 1994. Mr. Hartung has served as our Director since January 2006 and is a member of the Board's Compensation and Nominating Committees. Mr. Hartung's son, Howard, was our Chief Operating Officer until his resignation in January 2008.

TIMOTHY R. KASMOCH has been our President and Chief Executive Officer since February 2006 and a Director since January 2006. Until April 1, 2007, Mr.
Kasmoch was also President and CEO of Tri-State Garden Supply, d/b/a Gardenscape, a bagger and distributor of lawn and garden products, which provides trucking services to our Company. Mr. Kasmoch is a graduate of Penn State University. Mr. Kasmoch is a member of the Board's Finance and Technology Committees.

THOMAS L. KOVACIK is presently employed as the Executive Director of Transportation Advocacy Group of Northwest Ohio ("TAGNO"), a strategic planning organization working with local and Ohio transportation and economic development officials. Mr. Kovacik was previously employed by us from 1992 to 1995 as President of Great Lakes N-Viro, at the time one of our divisions. Mr. Kovacik has also held various positions with local government, utilities and environmental companies, and earned a masters degree from Bowling Green State University in Geochemistry. Mr. Kovacik has served as our Director since December 2006, and is a member of the Board's Compensation and Technology Committees.

CARL RICHARD is currently an Executive Vice-President of P.R. Transportation, a trucking company located in Toledo, Ohio, and was a consultant to us from January 2006 to April 2007. Mr. Richard served as Vice-President of C.A. Transportation from 1988 through 2000 and as Vice-President of R.O.S.S. Investments, a real estate holding company, from 1980 through 2000. Mr. Richard has served as our Director since December 2004 and is a member of the Board's Nominating Committee.

JOSEPH H. SCHEIB is the Chief Financial Officer of Broad Street Software Group, a comprehensive software technology company located in Edenton, North Carolina, a position he has held since June 2003. From May 2000 until February 2003, Mr. Scheib was the Financial Operation Principal/Compliance Officer of Triangle
Securities, LLC of Raleigh, North Carolina, an asset management, brokerage and investment banking firm. Mr. Scheib is a CPA and a graduate of East Carolina University with a degree in accounting. Mr. Scheib has served as our Director since December 2004, and is a member of the Board's Audit, Finance and Nomination Committees.

KEY  RELATIONSHIPS

     James Hartung, a member of our Board of Directors, is the father of Howard Hartung, who was our Chief Operating Officer and one of our executive officers until his resignation as an employee in January 2008.

                     CORPORATE GOVERNANCE AND BOARD MATTERS

MEETINGS  OF  THE  BOARD  OF  DIRECTORS

     Our business, property and affairs are managed under the direction of our Board. The Board presently consists of seven members. Our Board held four formal meetings during 2007, consisting of two regular meetings and two special meetings. Each director attended at least 75% of the aggregate number of meetings held by the Board of Directors and the Committees of the Board of Directors on which he served. It is the policy of the Company that the members of the Board attend our annual stockholder meeting. Failure to attend annual meetings without good reason is a factor the Nominating Committee will consider in determining whether to renominate a current Board member. Six out of the seven members of the Board attended the 2007 Annual Meeting.

SHAREHOLDER  COMMUNICATIONS  WITH  THE  BOARD

     We encourage stockholder communications with directors. Stockholders may communicate with a particular director, all directors or the Chairman of the Board by mail or courier addressed to him or the entire Board in care of James
K. McHugh, Corporate Secretary, N-Viro International Corporation, 3450 West Central Avenue, Suite #328, Toledo, OH 43606. All correspondence should be in a sealed envelope marked "Confidential" and will be forwarded unopened to the director as appropriate.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The Board has the following standing committees: the Audit Committee, the Compensation Committee, the Finance Committee, the Nominating Committee and the Technology Committee. The composition and function of each Committee is set forth below:




DIRECTOR            AUDIT  COMPENSATION  NOMINATING  FINANCE  TECHNOLOGY

R. Francis DiPrete  X      X
Mark D. Hagans      X                                X*       X
James H. Hartung           X             X
Timothy R. Kasmoch                                   X        X*
Thomas L. Kovacik          X*                                 X
Carl Richard                             X
Joseph H. Scheib    X*                   X*          X

*  Committee Chair


AUDIT  COMMITTEE

     Our Audit Committee consists of Messrs. Scheib, DiPrete and Hagans. In accordance with our Audit Committee Charter, each of the Audit Committee members must be "independent" as determined under the NASDAQ rules. The Audit Committee currently is not subject to, and does not follow, the independence criteria set forth in Section 10A of the Securities Exchange Act 1934, as amended. The Board has determined that each of the directors who serve on the Audit Committee are "independent" under the NASDAQ rules, meaning that none of them has a relationship with us that may interfere with their independence from us and our management. Further, the Board has determined that Mr. Scheib qualifies as a "financial expert" as defined by the Securities and Exchange Commission (the "SEC").

     The Audit Committee recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities. During 2007, the Audit Committee met two times. The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2008. The Audit committee is governed by a written charter, a copy of which was attached to the Proxy Statement for our annual meeting held on June 8, 2007.

CODE OF ETHICS

     We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board. A copy of the Code of Ethics is attached as Exhibit
14.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, and is posted on our web site at www.nviro.com.
                                         -------------

COMPENSATION COMMITTEE

     The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options pursuant to our stock option plans. The Compensation Committee does not have a written charter. The Compensation
Committee currently consists of Messrs. Kovacik, DiPrete and Hartung. The Compensation Committee met two times during 2007.

     The Board has determined that a majority of the members of the committee are "independent" as determined under the NASDAQ standards. During 2007, Mr. Hartung was not "independent" due to his son, Howard Hartung, serving as one of our executive officers. Despite his lack of "independence," the Board determined that Mr. Hartung's exercise of independent judgment was not affected by this relationship. In January 2008, Mr. Hartung's son resigned from employment with us.

FINANCE  COMMITTEE

     The Finance Committee, consisting of Messrs. Hagans, Kasmoch and Scheib, assists in monitoring our cash flow requirements and approves any internal or external financing or leasing arrangements. The Finance Committee does not have a written charter. This committee met once during 2007.

NOMINATING  COMMITTEE

     The Nominating Committee, consisting of Messrs. Scheib, Richard and Hartung, considers and recommends to the Board qualified candidates for election as Board members, and establishes and periodically reviews criteria for selection of directors. The Nominating Committee does not have a written charter. The committee met one time during 2007.

     The Board has determined that a majority of the members of the committee are "independent" as determined under the NASDAQ standards. Mr. Hartung was not "independent" during 2007; however, the Board determined that Mr. Hartung's exercise of independent judgment was not affected by this relationship. Mr. Hartung is now considered "independent" as of January 2008, effective with the resignation from our employment of his son, Howard Hartung.

     The Nominating Committee will consider candidates recommended by stockholders, directors, officers, third-party search firms and other sources for nomination as a director. The Committee considers the needs of the Board and evaluates each director candidate in light of, among other things, the candidate's qualifications. Recommended candidates must be of the highest character and integrity, free of any conflicts of interest and possess the ability to work collaboratively with others, and have the time to devote to Board activities. All candidates will be reviewed in the same manner, regardless of the source of the recommendation.

     It is generally the policy of the Board to consider the stockholder recommendations of proposed director nominees, if such recommendations are seriously made and timely received under applicable SEC regulations. To be considered "timely received," recommendations must be received in writing at our principal executive offices, at N-Viro International Corporation, 3450 W. Central Avenue, Suite 328, Toledo, Ohio 43606, Attention: Chairman, Nominating Committee, c/o James K. McHugh, Corporate Secretary, no later than February 18, 2009.

     All stockholder recommended candidates should be independent and possess substantial and significant experience which would be of value to us in the performance of the duties of a director. In addition, any stockholder director nominee recommendation must include, at a minimum, the following information: the stockholder's name; address; the number and class of shares owned; the candidate's biographical information, including name, residential and business address, telephone number, age, education, accomplishments, employment history (including positions held and current position), and current and former directorships; and the stockholder's opinion as to whether the stockholder recommended candidate meets the definitions of "independent" under the NASDAQ standards. In addition, the recommendation letter must provide the information that would be required to be disclosed in the solicitation of proxies for election of directors under federal securities laws. The stockholder must include the candidate's statement that he/she meets these requirements; is willing to promptly complete the Questionnaire required of all officers, directors and candidates for nomination to the Board; will provide such other information as the Committee may reasonably request; and consents to serve on the Board if elected.

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

     Under our current stock option plan, approved by the stockholders in May 2004, each non-employee Director automatically receives a grant of options to purchase 2,500 shares of Common Stock for each regular meeting attended, and an option to purchase 1,250 shares of Common Stock for each special meeting attended, subject to a maximum of options to purchase 15,000 in any year. This Plan also provided for the automatic grant to the non-employee Directors to replace the automatic awards of stock options which were not granted to the non-employee Directors after May 10, 2003 as a result of the termination of the 1998 Plan and the failure of the stockholders to approve the 2003 Stock Option Plan at the 2003 annual meeting.

     Directors who are our employees do not receive any additional compensation for serving as Directors. Directors who are our consultants do not receive any additional cash compensation for serving as Directors, but do receive stock options per the provisions of the 2004 Stock Option Plan.

                              DIRECTOR COMPENSATION




                       Fees                         Non-Equity    Non-Qualified   Non-Qualified
                    Earned or                        Incentive      Incentive        Deferred            All
                     Paid in     Stock    Option       Plan            Plan        Compensation         Other
Name                   Cash     Awards    Awards   Compensation    Compensation      Earnings     Compensation (1)    TOTAL
------------------  ----------  -------  --------  -------------  --------------  --------------  -----------------  --------
R. Francis DiPrete  $    2,000        -  $ 13,690              -               -               -                  -  $ 15,690
Joseph H. Scheib    $    3,000        -  $ 20,812              -               -               -                  -  $ 23,812
Carl Richard        $    2,000        -  $ 20,812              -               -               -  $           4,848  $ 27,660
James H. Hartung    $    3,000        -  $ 20,812              -               -               -                  -  $ 23,812
Mark D. Hagans      $    3,000        -  $ 20,812              -               -               -                  -  $ 23,812
Thomas L. Kovacik   $    3,000        -  $ 20,812              -               -               -                  -  $ 23,812
Timothy R. Kasmoch           -        -         -              -               -               -                  -  $      0
                    ----------  -------  --------  -------------  --------------  --------------  -----------------  --------
                    $   16,000  $     0  $117,750  $           0  $            0  $            0  $           4,848  $138,598
                    ==========  =======  ========  =============  ==============  ==============  =================  ========


(1) Represents consulting fees paid to Mr. Richard pursuant to a consulting contract which was terminated in April 2007.




                        EXECUTIVE OFFICERS OF THE COMPANY

     Executive officers of the Company are appointed by the Board of Directors and hold office at the pleasure of the Board. Set forth below is biographical and other information on the current executive officers of the Company. Mr. Kasmoch also serves as a member of the Board and his biographical information is set forth above under the caption "Directors of the Company."


Name                Age                      Position
------------------  ---  ------------------------------------------------

Timothy R. Kasmoch   46  President and Chief Executive Officer
Robert W. Bohmer     38  V.P. Business Development and General Counsel
James K. McHugh      49  Chief Financial Officer, Secretary and Treasurer


ROBERT W. BOHMER has been our Vice-President for Business Development and General Counsel since July 2007. Since 1996, Mr. Bohmer has been with the law firm of Watkins, Bates and Carey, LLP, Toledo, Ohio. Since 2005, Mr. Bohmer has served as general outside counsel to the Company.

JAMES K. MCHUGH has served as our Chief Financial Officer, Secretary and Treasurer since January 1997. Prior to that date, Mr. McHugh served the Company and our predecessor company in various financial positions since April 1992.



             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2007, with the following exceptions:

     Joseph R. Scheib, James H. Hartung, Carl Richard, Mark Hagans, Thomas Kovacik and R. Francis DiPrete each were late filing a Form 4 (Statement of Changes of Beneficial Ownership of Securities) in connection with a grant of a Common Stock option on February 15, 2007, which was due to an administrative error on the part of the Company. The Form 4s were filed on February 26, 2007, reporting late one grant of a Common Stock option

     James K. McHugh was late filing a Form 4 for a sale of Common Stock that occurred on April 9, 2007. The Form 4 was filed on April 18, 2007.

     Robert  W.  Bohmer  filed  late  filing  a  Form  3  (Initial  Statement of
     Beneficial Ownership of Securities) and an initial Form 4 in connection with his hiring as an executive officer of the Company and grant of Common Stock options on June 12, 2007. The Form 3 and Form 4 were filed on April 15, 2008.

     Michael G. Nicholson, a former executive officer of the Company, was late filing the following Form 4s during 2007: (i) a Form 4 was filed on April 24, 2007, reporting late two sales and one purchase of Common Stock between April 18 and April 23, 2007, (ii) a Form 4 was filed on June 14, 2007, reporting late three sales of Common Stock between June 5 and June 13, 2007, and (iii) a Form 4 was filed on September 10, 2007, reporting late two sales of Common Stock on September 5 and September 6, 2007.



ITEM  10.          EXECUTIVE  COMPENSATION

     The following table presents the total compensation paid to our Chief Executive Officer, V.P. Business Development, Chief Development Officer and Chief Financial Officer during 2007. There were no other executive officers who were serving at the end of 2007 and whose total compensation exceeded $100,000.


                           SUMMARY COMPENSATION TABLE


                                                                      Non-Equity   Nonqualified
                                                                      Incentive      Deferred
Name and Principal                                 Stock    Option       Plan      Compensation    All Other
Position                   Year   Salary   Bonus  Awards    Awards   Compensation    Earnings    Compensation    Total
-------------------------  ----  --------  -----  -------  --------  ------------  ------------  -------------  --------
Timothy R. Kasmoch         2007  $139,788      -  $ 7,875  $      0             -             -  $           0  $147,663
President and Chief        2006  $ 52,500      -  $55,125  $379,950             -             -  $       1,000  $488,575
Executive Officer (1)

Robert W. Bohmer           2007  $ 75,000      -        -  $ 70,000             -             -  $           0  $145,000
V.P. Business Develop. +   n/a          -      -        -         -             -             -              -  n/a
General Counsel (2)


(1) Mr. Kasmoch was appointed CEO on February 14, 2006, effective with his employment date, succeeding Mr. Daniel Haslinger. Mr. Kasmoch received $7,875 and $55,125 for the value of unregistered shares of Common Stock in 2007 and 2006, respectively, pursuant to the terms of his Employment Agreement signed February 14, 2006. Mr. Kasmoch was granted stock options pursuant to our 2004 N-Viro International Corporation Stock Option Plan valued at $4,250 and cash of $1,000, for one meeting as an outside director held before February 14, 2006.
Mr. Kasmoch was also granted three-year stock options under the Plan as an employee, valued at $375,700 for 250,000 options, in December 2006.

(2) Mr. Bohmer was appointed V.P. Business Development and General Counsel and started his employment on July 1, 2007. He was granted 100,000 stock options pursuant to our 2004 N-Viro International Corporation Stock Option Plan, in accordance with his Employment Agreement dated June 12, 2007. These options were valued at $70,000 for 2007 and $280,000 over the two-year life of his employment agreement.





                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END



                                            OPTION AWARDS                                         STOCK AWARDS
                    ---------------------------------------------------------------------  --------------------------
                                                       Equity
                                                      Incentive
                                                        Plan                                                Market
                         # of            # of          Awards:                                 # of        Value of
                      Securities      Securities    # Securities                             Shares or     Shares or
                      Underlying      Underlying     Underlying                              Units of      Units of
                     Unexercised     Unexercised     Unexercised     Option      Option     Stock That    Stock That
                     Options (#)     Options (#)      Unearned      Exercise   Expiration    Have Not      Have Not
Name                 Exercisable    Unexercisable    Options (#)   Price (#)      Date      Vested (#)    Vested ($)
------------------  --------------  --------------  -------------  ----------  ----------  -------------  -----------
Timothy R. Kasmoch           2,500               -              -  $     1.70     2/14/16              -            -
Timothy R. Kasmoch         250,000               -              -  $     2.00    12/30/16              -            -

Robert W. Bohmer            50,000          50,000              -        2.80     6/12/17              -            -


                                STOCK AWARDS
                    -------------------------------
                       Equity           Equity
                      Incentive       Incentive
                    Plan Awards:     Plan Awards:
                     # Unearned       Market or
                       Shares,       Payout Value
                      Units or       of Unearned
                    Other Rights    Shares, Units
                      That Have    or Other Rights
                         Not          That Have
Name                 Vested (#)     Not Vested (#)
------------------  -------------  ----------------
Timothy R. Kasmoch              -                 -
Timothy R. Kasmoch              -                 -

Robert W. Bohmer                -                 -


     All options awards were made granted under the Company's current stock option plan described under the caption "Equity Compensation Plan Information."


EMPLOYMENT AGREEMENTS

     On February 13, 2007, we entered into a new employment agreement with Mr. Timothy R. Kasmoch as our President and Chief Executive Officer. Mr. Kasmoch's employment agreement is for a two-year term commencing on February 13, 2007 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual increase at the discretion of the Board. In addition, Mr. Kasmoch is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of, the Board. Under the agreement, this determination is to be based upon the Board's complete review of Mr. Kasmoch's performance, including the growth and profitability of the Company.

Generally, Mr. Kasmoch's employment agreement may be terminated by us with or without cause or by the Employee for any reason. If the agreement is terminated by us without cause (other than by reason of the death or disability of Mr. Kasmoch), Mr. Kasmoch will continue to receive his base salary then in effect for the period between the termination date and the expiration date of the agreement. If the agreement is terminated for any other reason by either party, Mr. Kasmoch is entitled to receive his base salary through the effective date of the termination plus any bonus or incentive compensation which has been earned or payable through the termination date, as provided for in the agreement. A copy of Mr. Kasmoch's Employment Agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 12, 2007.

Effective April 2, 2008, we entered into a First Amendment to the Employment Agreement (the "Amendment") with Mr. Kasmoch. The Amendment extends the term of Mr. Kasmoch's Employment Agreement for an additional two years. As a result, the term of Mr. Kasmoch's Employment Agreement will expire on February 12, 2011, instead of February 12, 2009 as provided for in the original Employment Agreement. Except for the extension of the term, there were no other changes to Mr. Kasmoch's Employment Agreement. The Amendment was approved by our Board of Directors at a regular meeting held on April 2, 2008.

In June 2007, we executed an Employment Agreement with Robert W. Bohmer as our Vice-President of Business Development and General Counsel, which commenced July 1, 2007. Mr. Bohmer's agreement is for a two-year term at $150,000 per year plus a stock option grant of 100,000 shares. In addition, Mr. Bohmer is eligible for an annual cash bonus in an amount to be determined. Generally, the Agreement may be terminated by us with or without cause or by the Employee for any reason.

EQUITY  COMPENSATION  PLAN  INFORMATION

     We maintain two stock option plans for directors, executive officers and key employees. The current plan was approved by the stockholders in May 2004. The plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options for up to a maximum of 1,000,000 shares of Common Stock. The total number of options granted as of December 31, 2007 was 851,125, and the number of options available for future issuance was 148,875. Currently, the plan is administered by the Compensation Committee.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We had outstanding 4,317,456 shares of Common Stock, $.01 par value per share, or the Common Stock, on April 25, 2008, which constitutes the only class of our outstanding voting securities.

FIVE PERCENT STOCKHOLDERS

     At April 25, 2008, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:



                                      Name                                Amount and          Percentage of
Title of                         and Address of                           Nature of        Outstanding Shares
Class                           Beneficial Owner                     Beneficial Ownership    of Common Stock
------------  -----------------------------------------------------  --------------------  -------------------
              Cooke Family Trust (1)
              90 Grande Brook Circle, #1526
Common Stock  Wakefield, Rhode Island 02879                                       873,886               19.26%
------------  -----------------------------------------------------  --------------------  -------------------


1.     The  shares  attributed  to  the  Cooke  Family  Trust  include  653,886  shares  owned beneficially  and  220,000  in Common Stock warrants exercisable to purchase an equal number of shares  of Common Stock.  This information was derived from the Schedule 13D Amendment #3 filed on  September  6,  2006.




SECURITY  OWNERSHIP  OF  MANAGEMENT

     The following table sets forth, as of April 25, 2008, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group. Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 4,317,456 shares of Common Stock outstanding on the record date. Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.



                                                       Amount and Nature of
Title of Class        Name of Beneficial Owner         Beneficial Ownership  1     Percent of Class
--------------  -------------------------------------  --------------------       -----------------
Common Stock    R. Francis DiPrete                                  154,190  2                3.46%
Common Stock    Mark D. Hagans                                        9,750  3                0.23%
Common Stock    James H. Hartung                                     28,500  4                0.66%
Common Stock    Timothy R. Kasmoch                                  405,000  5                8.77%
Common Stock    Thomas L. Kovacik                                     8,750  6                0.20%
Common Stock    Carl Richard                                        135,350  7                3.07%
Common Stock    Joseph H. Scheib                                    170,663  8                3.89%
Common Stock    Robert W. Bohmer                                     52,100  9                1.19%
Common Stock    James K. McHugh                                     111,651  10               2.52%
                All directors and executive officers
Common Stock                as a group (9 persons)                1,075,954  11              21.05%


     1. Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

     2.  Represents  16,340  shares  of  Common  Stock  owned  by  Mr.  DiPrete,
     62,850 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.05 per share and 75,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at $2.00 per share.

     3.  Represents  1,000  shares  of  Common  Stock  owned  by  Mr. Hagans and
     8,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $2.00 to $3.00 per share.

     4.  Represents  -0-  shares  of  Common  Stock  owned  by  Mr.  J. Hartung,
     17,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.00 per share and 11,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at $2.00 per share.

     5. Represents 100,000 unregistered shares and 2,500 registered shares of Common Stock owned by Mr. Kasmoch, 50,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at $1.85 per share and 252,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.70 to $2.00 per share.

     6. Represents -0- shares of Common Stock owned by Mr. Kovacik and 8,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $2.00 to $3.00 per share.

     7.  Represents  51,000  shares  of  Common  Stock  owned  by  Mr.  Richard,
     26,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.00 per share and 58,100 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.00 per share.

     8. Represents 104,063 shares of Common Stock owned by Mr. Scheib, 30,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.00 per share, 600 shares owned by a family member over which Mr. Scheib acts as custodian and 36,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.00 per share.

     9. Represents 2,100 shares of Common Stock owned by Mr. Bohmer and 50,000 shares issuable upon exercise of options which are currently exercisable at $2.80 per share.

     10. Represents 3,651 shares of Common Stock owned by Mr. McHugh and a total of 108,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.50 to $5.00 per share.

     11. Represents 280,654 shares of Common Stock owned by the Directors and Officers, 600 shares owned indirectly, 564,600 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $5.00 per share and a total of 230,100 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.00 per share.





ITEM  12.          CERTAIN  RELATIONSHIPS,  RELATED  TRANSACTIONS  AND  DIRECTOR
INDEPENDENCE

     In May 2007, we retained Mr. Kasmoch's son, Nicholas Lynn, for the development and redesign of the Company's web site, and paid him $2,500.

     During 2007, Howard Hartung, the son of James H. Hartung, one of our directors, was employed as our Chief Operating Officer, an executive officer position. During 2007, Howard Hartung received a salary of $65,000 and no options to purchase shares of Common Stock. Howard Hartung resigned as an employee and officer of the Company in January, 2008.


DIRECTOR INDEPENDENCE

     Although we are not subject to the listing requirements of any stock exchange, we are committed to a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. In the past, we have looked to the NYSE listed company requirements for the determining independence of directors, however, it is much more likely that, in the event that we apply for listing on an exchange, we would apply for listing on NASDAQ.

     Consequently, the Board has reviewed the independence of its members, applying the NASDAQ standards and considering other commercial, legal, accounting and familial relationships between the Directors and us. The Board has determined that all of the Directors are independent other than Mr. Kasmoch, who is not an independent Director by virtue of his current position as our chief executive officer, and Mr. Hartung, who was not independent during 2007 by virtue of his son, Howard Hartung, serving as one of our executive officers.
Howard  Hartung  resigned  as  our  employee  in  January  2008.



ITEM  13.     EXHIBITS

     Exhibit  No.  Description
     ------------  -----------

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



ITEM  14.          PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES

     Audit services of UHY LLP ("UHY") included the audit of our annual financial statements for 2007 and 2006, and services related to quarterly filings with the SEC through the reporting period ended September 30 in each of those years. Fees for these services totaled approximately $58,000 for 2007 and $56,600 for 2006.

AUDIT  RELATED  FEES

     There were no fees billed for the years ended December 31, 2007 and December 31, 2006 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

     There were no fees billed for the years ended December 31, 2007 and December 31, 2006 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

ALL  OTHER  FEES

     UHY provided assistance on accounting related matters totaling $9,000 for the year ended December 31, 2007 and $1,375 for the year ended December 31, 2006.

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

                        N-VIRO  INTERNATIONAL  CORPORATION

Dated:  April  29,  2008

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


Dated:  April 29,  2008


/s/  Timothy  R.  Kasmoch*             /s/  James  K.  McHugh
--------------------------             ----------------------
Timothy  R.  Kasmoch,                  James  K.  McHugh
Chief Executive Officer                Chief Financial Officer,
President and Director                 Secretary and Treasurer
(Principal  Executive  Officer)        (Principal  Financial  Officer)


/s/ James  H.  Hartung*                /s/  R.  Francis  DiPrete*
----------------------                 ----------------------------
James  H.  Hartung,  Director          R. Francis DiPrete, Director
and Chairman of the Board


/s/  Joseph H. Scheib,  Director*      /s/  Mark  D.  Hagans*
---------------------------------      ----------------------
Joseph  H.  Scheib,  Director          Mark  D.  Hagans,  Director


/s/  Carl  Richard*                    /s/ Thomas  L.  Kovacik*
-------------------                    -------------------------
Carl  Richard,  Director               Thomas  L.  Kovacik,  Director



*  by  James  K.  McHugh,  Attorney-In-Fact