Form 10-Q
period 2008-03-31
N-VIRO INTERNATIONAL CORP
filed 2008-05-15
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2008

                                       OR

               TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                        Commission File Number:  0-21802

                            -----------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.          Yes X      No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
     Large  accelerated  filer                Accelerated  filer
     Non-accelerated  filer                   Smaller  reporting  company  X

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                    Yes      No X

          As of May 5, 2008, 4,317,956 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                             N-VIRO INTERNATIONAL CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)

                                                                    Three Months Ended
                                                                 ------------------------
                                                                    2008         2007
                                                                 -----------  -----------
REVENUES                                                         $1,164,046   $1,132,260

COST OF REVENUES                                                    933,347      887,113
                                                                 -----------  -----------

GROSS PROFIT                                                        230,699      245,147

OPERATING EXPENSES
  Selling, general and administrative                               395,393      478,867
                                                                 -----------  -----------

OPERATING LOSS                                                     (164,694)    (233,720)

OTHER INCOME (EXPENSE)
  Interest income                                                     1,020        1,733
  Interest expense                                                  (13,446)     (10,916)
  Gain on legal debt forgiven                                        84,158            -
                                                                 -----------  -----------
                                                                     71,732       (9,183)
                                                                 -----------  -----------

LOSS BEFORE INCOME TAXES                                            (92,962)    (242,903)

Federal and state income taxes                                            -            -
                                                                 -----------  -----------

NET LOSS                                                         $  (92,962)  $ (242,903)
                                                                 ===========  ===========


Basic and diluted loss per share                                 $    (0.02)  $    (0.06)
                                                                 ===========  ===========

Weighted average common shares outstanding - basic and diluted    4,127,191    3,840,748
                                                                 ===========  ===========



                 See Notes to Consolidated Financial Statements


                                          N-VIRO INTERNATIONAL CORPORATION
                                             CONSOLIDATED BALANCE SHEETS


                                                                    March 31, 2008 (Unaudited)    December 31, 2007
                                                                    ---------------------------  -------------------
ASSETS
------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
    Unrestricted                                                    $                   85,433   $           62,321
    Restricted                                                                         136,526              135,506
Trade Receivables, net                                                                 582,208              440,958
Prepaid expenses and other current assets                                              289,776              185,330
                                                                    ---------------------------  -------------------
Total current assets                                                                 1,093,943              824,115

Property and Equipment, Net                                                          1,332,057            1,300,428

Intangible and Other Assets, Net                                                       393,265              318,523
                                                                    ---------------------------  -------------------

                                                                    $                2,819,265   $        2,443,066
                                                                    ===========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                                $                  186,663   $          174,253
Line-of-credit                                                                         356,000              364,000
Accounts payable                                                                       947,399            1,055,268
Accrued liabilities                                                                    222,560              236,175
                                                                    ---------------------------  -------------------
Total current liabilities                                                            1,712,622            1,829,696

Long-term debt, less current maturities                                                800,456              772,374
                                                                    ---------------------------  -------------------

Total liabilities                                                                    2,513,078            2,602,070

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; authorized 7,000,000 shares; issued
    4,341,009 in 2008 and 4,145,359 in 2007                                             43,410               41,454
Additional paid-in capital                                                          17,518,331           16,962,134
Accumulated deficit                                                                (16,570,664)         (16,477,702)
                                                                    ---------------------------  -------------------
                                                                                       991,077              525,886
Less treasury stock, at cost, 123,500 shares                                           684,890              684,890
                                                                    ---------------------------  -------------------
Total stockholders' equity (deficit)                                                   306,187             (159,004)
                                                                    ---------------------------  -------------------

                                                                    $                2,819,265   $        2,443,066
                                                                    ===========================  ===================





                 See Notes to Consolidated Financial Statements


                        N-VIRO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended March 31
                                                         2008        2007
                                                      ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      $(152,459)  $  27,798

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                  (113,055)   (225,535)
  Expenditures for intangible assets                          -      (3,000)
  Reductions to restricted cash and cash equivalents     (1,020)       (883)
                                                      ----------  ----------
Net cash used in investing activities                  (114,075)   (229,418)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term obligations                108,485     128,405
  Principal payments on long-term obligations           (67,993)    (36,198)
  Stock warrants exercised                              122,000           -
  Stock options exercised                               135,154      53,571
  Net borrowings (payments) on line-of credit            (8,000)     30,000
                                                      ----------  ----------
Net cash provided by financing activities               289,646     175,778
                                                      ----------  ----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS       23,112     (25,842)

CASH AND CASH EQUIVALENTS - BEGINNING                    62,321     162,633
                                                      ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING                    $  85,433   $ 136,791
                                                      ==========  ==========


Supplemental disclosure of cash flows information:
 Cash paid during the three months ended for interest $  24,853   $  18,520
                                                      ==========  ==========



                 See Notes to Consolidated Financial Statements

                N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2008 may not be indicative of the results of operations for the year ending December 31, 2008. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2007.

     The financial statements are consolidated as of March 31, 2008 and December 31, 2007 for the Company. All intercompany transactions were eliminated.

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

     Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The balance of the allowance at March 31, 2008 and December 31, 2007 is $40,000.

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

     Income Taxes - Income taxes are provided at the applicable rates on the basis of items included in the determination of income for income tax purposes for the Company. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109" on January 1, 2007.

     Deferred Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income, under the provision of SFAS No. 109 which requires deferred income taxes be computed on the liability method and deferred tax assets are recognized only when realization in certain. The tax effect of such differences are zero at the end of each period presented.


NOTE  2.     RELATED  PARTY  TRANSACTIONS

     During the quarter ended March 31, 2008, the Company paid R. Francis DiPrete, a member of the Board, fees for consulting services. These fees were exclusive of director fees and expenses paid for with cash and stock options. The following table summarizes these payments and the balance to each of any monies owed as of March 31, 2008:



Payee               Trucking, repairs and services   Consulting fees   Accounts payable balance at 3/31/2008
------------------  -------------------------------  ----------------  --------------------------------------
R. Francis DiPrete  $                             -  $          2,500  $                                2,500





NOTE  3.     LONG-TERM  DEBT

     Through the first quarter of 2008, the Company had a line of credit up to $400,000 at the prime rate (5.25% at March 31, 2008) plus 1.5% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank. Two certificates of deposit totaling $136,526 from the Bank are held as a condition of maintaining the line of credit. As announced in a Form 8-K filing on November 7, 2007, we renewed the line of credit through October 2008. At March 31, 2008, the Company had $44,000 of borrowing capacity under the credit facility.

     During the first quarter 2008, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $108,485 from a lender to purchase two trailers that were placed into service during the quarter. A term note was issued at 7.5% interest for five years, monthly payments of $2,173 and secured by the trailers. The total amount owed on all notes by BMT as of March 31, 2008 was approximately $550,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is February 2013.

     During the first quarter 2008, the Company's wholly-owned subsidiary, Florida N-Viro LP ("Florida"), did not borrow any additional funds. The total amount owed on all notes by Florida as of March 31, 2008 was approximately $55,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of March 31, 2008 was approximately $373,000 and the first installment of $27,338 was paid on time in early 2008. The second installment is expected to be paid on time in early 2009, accounting for expected royalty offsets through 2008.


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

     In March 2007, the Company and Mr. Timothy R. Kasmoch, the President and Chief Executive Officer, entered into an Employment Agreement dated and commencing February 13, 2007, for a two-year term. Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual discretionary increase. In addition, Mr. Kasmoch is eligible for an annual cash bonus. Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason. In April 2008, the Company amended the Agreement and extended the employment term an additional two years, ending on February 12, 2011. Except for the extension of the term, there were no other changes to the Agreement. Details of this event were announced in a Form 8-K filed April 7, 2008.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2008 through 2009 is $48,000 each year, and for 2010 is $12,000. The total rental expense included in the statements of operations for the three months ended March 31, 2008 and 2007 is $12,000. We also lease various equipment on a month-to-month basis at our Florida operation.

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


NOTE  5.     NEW  ACCOUNTING  STANDARDS

     In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

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

          Other Domestic Operations - Sales of alkaline admixtures, territory or site licenses and royalty fees to use N-Viro technology in the United States.

          Foreign Operations - Sale of alkaline admixtures, territory or site licenses and royalty fees to use N-Viro technology in foreign operations.

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

     The Research and Development segment is unlike any other revenue in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies. The Company has not recorded any revenue from this source since 2006.

     For the first quarter of 2008, approximately 90% of the Company's revenue was from management operations and 10% from other domestic operations. Since the second quarter of 2006, the percentage of the Company's revenue from management fee operations has grown from 45% to 90%, primarily the result of the acquisition of the Florida operations at the end of 2006.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended March 31, 2008 and 2007 (dollars in thousands):



                                         Management           Domestic      Foreign   Research &
                                        Operations           Operations   Operations  Development  Total
                               ----------------------------  -----------  ----------  -----------  -----
                                                      Quarter Ended March 31, 2008
                               -------------------------------------------------------------------------
Revenues                                              1,050         114            -            -  1,164
Cost of revenues                                        806         127            -            -    933
                               ----------------------------  -----------  ----------  -----------  -----
Segment profits                                         244         (13)           -            -    231
                               ============================  ===========  ==========  ===========  =====
Identifiable assets                                   1,232          85            -            -  1,317
Depreciation and Amortization                            53          35            -            -     88


                                                      Quarter Ended March 31, 2007
                               -------------------------------------------------------------------------
Revenues                                                713         419            -            -  1,132
Cost of revenues                                        594         293            -            -    887
                               ----------------------------  -----------  ----------  -----------  -----
Segment profits                                         119         126            -            -    245
                               ============================  ===========  ==========  ===========  =====
Identifiable assets                                     991          96            -            -  1,087
Depreciation and Amortization                            24          11            -            -     35





     A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended March 31, 2008 and 2007 is as follows (dollars in thousands):


                                                         Qtr. Ended Mar. 31
                                                        -------------------
                                                            2008     2007
                                                           -------  -------
Segment profits:
  Segment profits for reportable segments                  $  231   $  245
  Corporate selling, general and administrative expenses     (396)    (479)
  Other income (expense)                                       72       (9)
                                                           -------  -------
  Consolidated loss before taxes                           $  (93)  $ (243)
                                                           =======  =======

Identifiable assets:
  Identifiable assets for reportable segments              $1,317   $1,087
  Corporate property and equipment                             15       17
  Current assets not allocated to segments                  1,094    1,088
  Intangible and other assets not allocated to
    segments                                                  393      755
                                                           -------  -------
  Consolidated assets                                      $2,819   $2,947
                                                           =======  =======

Depreciation and amortization:
  Depreciation and Amortization for reportable segments    $   88   $   35
  Corporate depreciation and amortization                      10       47
                                                           -------  -------
  Consolidated depreciation and amortization               $   98   $   82
                                                           =======  =======



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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS

     This 10-Q contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from described in those statements. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular; (iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-KSB for the year ending December 31, 2007 under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.


OVERVIEW

     We were incorporated in Delaware in April, 1993, and became a public company in October 1993. We own and sometimes license various N-Viro Processes, patented technologies to treat and recycle wastewater and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electric utilities and other industries. The N-Viro Process is a patented process for the treatment and recycling of bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludge from municipal wastewater treatment facilities. N-Viro SoilTM, produced according to the N-Viro Process specifications, is an "exceptional quality" sludge product under the 40 CFR Part 503 Sludge Regulations under the Clean Water Act of 1987 (the "Part 503 Regs").

     Our business strategy is to market our N-Viro Technologies which produces an "exceptional quality" sludge product, as defined in the Part 503 Regs, with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will allow the opportunity for N-Viro build own and operate N-Viro facilities. Currently the company operates two biosolid process facilities located in Toledo Ohio and Daytona Florida. Our goal is to continue to operate these facilities and aggressively market our N-Viro BioDry and N-Viro Fuel technologies. These patented processes are best suited for current and future demands of both waste treatment as well as domestic and international pressures for clean, renewable alternative fuel sources.


RESULTS  OF  OPERATIONS

     Total revenues were $1,164,000 for the quarter ended March 31, 2008 compared to $1,132,000 for the same period of 2007. The net increase in revenue is due primarily to an increase in facility management revenue. Our cost of revenues increased to $933,000 in 2008 from $887,000 for the same period in 2007, and the gross profit percentage decreased to 20% from 22% for the quarters ended March 31, 2008 and 2007, respectively. This decrease in gross profit percentage is due primarily to the decrease in the percentage of revenue derived from alkaline admixture and royalty revenue, which generate a higher gross profit margin than other sources of revenue. Operating expenses decreased for the comparative period. These changes collectively resulted in a net loss of approximately $93,000 for the quarter ended March 31, 2008 compared to a net loss of $243,000 for the same period in 2007, a decrease in the net loss of approximately $150,000.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 WITH THREE MONTHS ENDED MARCH 31, 2007

     Our overall revenue increased $32,000, or 3%, to $1,164,000 for the quarter ended March 31, 2008 from $1,132,000 for the quarter ended March 31, 2007. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $191,000 from the same period ended in 2007 - this decrease was primarily the result of the loss of revenue of $138,000 from Raleigh and several smaller customers in the Midwest;

     b) Revenue from the service fees for the management of alkaline admixture decreased $14,000 from the same period ended in 2007 - this decrease was contributed primarily by Toledo-area customers, which decreased $58,000 over the same period in 2007, but was offset by an increase of $44,000 from the Florida operation;

     c) Our processing revenue, including facility management revenue, showed a net increase of $237,000 over the same period ended in 2007. Of this gross facility management revenue increase, $146,000 was contributed by the Florida operation and $86,000 from the Toledo facility;

     Our gross profit decreased $14,000, or 6%, to $231,000 for the quarter ended March 31, 2008 from $245,000 for the quarter ended March 31, 2007, and the gross profit margin decreased to 20% from 22% for the same periods. The decrease in gross profit margin is primarily due to the decrease in percentage of overall gross revenue from royalties, which operates at a higher profit margin than our other types of revenue. The Toledo operation contributed approximately $127,000 of gross profit on overall revenue of $425,000, which was an increase of approximately $13,000 of gross profit over the same period in 2007. The Florida operation contributed approximately $87,000 of gross profit on overall revenue of $624,000, which was an increase of approximately $72,000 of gross profit over the same period in 2007. The increases in gross profit from these two locations were offset by approximately $99,000 by the loss of several customers who primarily contributed royalty and alkaline admixture sales, the largest of these from Raleigh, NC.

     Our operating expenses decreased $84,000, or 17%, to $395,000 for the quarter ended March 31, 2008 from $479,000 for the quarter ended March 31, 2007. The decrease was primarily due to a decrease of approximately $81,000 in legal and professional fees, $23,000 in director-related expenses and $12,000 in amortization of intangible assets, partially offset by an increase of $25,000 in employee payroll and related expenses and $7,000 in office-related and selling expenses.

     As a result of the foregoing factors, we recorded an operating loss of $165,000 for the quarter ended March 31, 2008 compared to an operating loss of $234,000 for the quarter ended March 31, 2007, a decrease in the loss of approximately $69,000.

     Our net nonoperating income increased by $81,000 to net nonoperating income of $72,000 for the quarter ended March 31, 2008 from net nonoperating expense of $9,000 for the quarter ended March 31, 2007. The increase in nonoperating expense was primarily due to a write-off of $84,000 in legal expenses previously charged, offset by an increase of $3,000 in interest expense on higher borrowing on the line of credit for the period compared to 2007.

     We recorded a net loss of approximately $93,000 for the quarter ended March 31, 2008 compared to a net loss of $243,000 for the same period ended in 2007, a decrease in the loss of approximately $150,000. Total non-cash expenses for depreciation, amortization, stock and stock options charges accounted for approximately $183,000 of the loss for the quarter ended March 31, 2008, resulting in cash operating income generated of approximately $90,000. Similar non-cash expenses for the same period in 2007 totaled approximately $168,000.

     For the quarter ended March 31, 2008 and 2007, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $619,000 at March 31, 2008, compared to a working capital deficit of $1,006,000 at December 31, 2007, resulting in an increase in working capital of $387,000. Current assets at March 31, 2008 included cash and investments of approximately $222,000 (including restricted cash of approximately $137,000), which is an increase of $24,000 from December 31, 2007. The positive change in working capital from December 31, 2007 was primarily an increase in cash received of $255,000 from stock warrant and option exercises, and $90,000 of cash operating income generated for the three months ended March 31, 2008.

     Our cash flow used by operations for the first three months ended March 31, 2008 was approximately $152,000, a decrease in the net change of approximately $180,000 from the period ended March 31, 2007. This decrease was principally due to the decrease of $218,000 in the change in trade accounts receivable, a decrease of $169,000 in the change in trade accounts payable, offset by the positive change in the net loss of $150,000 and an increase of $57,000 in the change in stock, warrants and stock options issued for fees and services.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the processing, alkaline admixture or license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The normal payment period for accounts payable is approximately 45-75 days for the majority of vendors. This is also a result of the customer contracts and the related cost of goods sold associated with each customer. We have periodically extended payments on certain vendors to assist us in our cash flow needs. Principal vendor types are trucking, fuel, alkaline admixture (materials) and outside professional fees.

     Through the first quarter of 2008, the Company had a line of credit up to $400,000 at the prime rate (5.25% at March 31, 2008) plus 1.5% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank. Two certificates of deposit totaling $136,526 from the Bank are held as a condition of maintaining the line of credit. As announced in a Form 8-K filing on November 7, 2007, we renewed the line of credit through October 2008. At March 31, 2008, the Company had $44,000 of borrowing capacity under the credit facility.

     During the first quarter 2008, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $108,485 from a lender to purchase two trailers that were placed into service during the quarter. A term note was issued at 7.5% interest for five years, monthly payments of $2,173 and secured by the trailers. The total amount owed on all notes by BMT as of March 31, 2008 was approximately $550,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is February 2013.

     During the first quarter 2008, the Company's wholly-owned subsidiary, Florida N-Viro LP ("Florida"), did not borrow any additional funds. The total amount owed on all notes by Florida as of March 31, 2008 was approximately $55,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of March 31, 2008 was approximately $373,000 and the first installment of $27,338 was paid on time in early 2008. The second installment is expected to be paid on time in early 2009, accounting for expected royalty offsets through 2008.

     For the remainder of 2008, we expect to continue improvements in operating results by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.


OFF-BALANCE  SHEET  ARRANGEMENTS

     At March 31, 2008, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at March 31, 2008, and the effect these obligations are expected to have on liquidity and cash flow in future periods:

                                                              Payments Due By Period
                                    Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                    -------  ----------  -----------------  ------------  ------------  --------------
Purchase obligations                    (1)  $   18,200  $          18,200  $          -  $          -  $            -

Long-term debt obligations
   and related interest                 (2)   1,230,553            258,913       653,630       139,175         178,835

Operating leases                        (3)     161,567             83,808        76,526         1,233               -

Capital lease obligations                             -                  -             -             -               -

Line of Credit obligation                       356,000            356,000             -             -               -

Other long-term debt obligations                      -                  -             -             -               -
                                             ----------  -----------------  ------------  ------------  --------------

Total contractual cash obligations           $1,766,320  $         716,921  $    730,156  $    140,408  $      178,835
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




ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Not  applicable


ITEM  4T.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     As stated in our Form 10-KSB for the year ended December 31, 2007, we reported that, based on the assessment of our principal executive officer and principal financial officer, our internal controls over financial reporting were not effective as of December 31, 2007. In particular, we identified the following material weakness:

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

     We are still assessing the development of a remediation plan to address this material weakness, and expect to develop a remediation plan in the current fiscal year. Such remediation plan may involve the hiring of accounting personnel or the outsourcing of accounting functions to assist with reviewing and reporting transactions and the adoption of additional policies and procedures to assist with the reporting of financial transactions. As part of this process, in April 2008, our board reviewed an expense reimbursement policy and we expect to approve a final policy in the second quarter 2008.

     Other than the remedial measures described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the three months ended March 31, 2008.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     There were no changes in the status of any material legal proceedings against us during the quarter ended March 31, 2008.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

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


          N-VIRO INTERNATIONAL CORPORATION


Date:     May 15, 2008          /s/ Timothy R. Kasmoch
          ------------          ----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     May 15, 2008          /s/  James K. McHugh
          ------------          --------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer
                               (Principal Financial & Accounting Officer)