Form 10-Q
period 2008-06-30
N-VIRO INTERNATIONAL CORP
filed 2008-08-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2008

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

          As of August 11, 2008, 4,332,256 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                                         N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)


                                                       Three Months Ended June 30          Six Months Ended June 30
                                                       --------------------------          ------------------------
                                                                    2008         2007         2008         2007
                                                                 -----------  -----------  -----------  -----------
REVENUES                                                         $1,156,544   $1,022,014   $2,320,590   $2,154,274

COST OF REVENUES                                                  1,034,279      856,543    1,967,626    1,743,657
                                                                 -----------  -----------  -----------  -----------

GROSS PROFIT                                                        122,265      165,471      352,964      410,617

OPERATING EXPENSES
Selling, general and administrative                                 553,009      530,444      948,402    1,009,311
                                                                 -----------  -----------  -----------  -----------

OPERATING LOSS                                                     (430,744)    (364,973)    (595,438)    (598,694)

OTHER INCOME (EXPENSE)
Interest income                                                         809        1,565        1,829        3,297
Interest expense                                                    (17,180)     (17,938)     (30,625)     (28,854)
Gain on legal debt forgiven                                               0            -       84,158            -
                                                                              -----------               -----------
                                                                    (16,371)     (16,373)      55,362      (25,557)
                                                                 -----------  -----------  -----------  -----------

LOSS BEFORE INCOME TAXES                                           (447,115)    (381,346)    (540,076)    (624,251)

Federal and state income taxes                                            -            -            -            -
                                                                 -----------  -----------  -----------  -----------

NET LOSS                                                         $ (447,115)  $ (381,346)  $ (540,076)  $ (624,251)
                                                                 ===========  ===========  ===========  ===========


Basic and diluted loss per share                                 $    (0.10)  $    (0.10)  $    (0.13)  $    (0.16)
                                                                 ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted    4,297,125    3,965,706    4,211,720    3,903,573
                                                                 ===========  ===========  ===========  ===========




                 See Notes to Consolidated Financial Statements


                                          N-VIRO INTERNATIONAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                     June 30, 2008 (Unaudited)    December 31, 2007
                                                                     --------------------------  -------------------
ASSETS
-------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted                                                         $                  81,749   $           62,321
Restricted                                                                             137,336              135,506
Trade Receivables, net                                                                 642,509              440,958
Prepaid expenses and other current assets                                              371,712              185,330
                                                                     --------------------------  -------------------
Total current assets                                                                 1,233,306              824,115

Property and Equipment, Net                                                          2,030,412            1,300,428

Intangible and Other Assets, Net                                                       307,452              318,523
                                                                     --------------------------  -------------------

                                                                     $               3,571,170   $        2,443,066
                                                                     ==========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                                 $                 332,333   $          174,253
Line-of-credit                                                                         350,000              364,000
Accounts payable                                                                     1,528,951            1,055,268
Accrued liabilities                                                                    222,236              236,175
                                                                     --------------------------  -------------------
Total current liabilities                                                            2,433,520            1,829,696

Long-term debt, less current maturities                                              1,018,341              772,374
                                                                     --------------------------  -------------------

Total liabilities                                                                    3,451,861            2,602,070

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; authorized 15,000,000 shares; issued
4,446,456 in 2008 and 4,145,359 in 2007                                                 44,465               41,454
Additional paid-in capital                                                          17,777,512           16,962,134
Accumulated deficit                                                                (17,017,778)         (16,477,702)
                                                                     --------------------------  -------------------
                                                                                       804,199              525,886
Less treasury stock, at cost, 123,500 shares                                           684,890              684,890
                                                                     --------------------------  -------------------
Total stockholders' equity (deficit)                                                   119,309             (159,004)
                                                                     --------------------------  -------------------

                                                                     $               3,571,170   $        2,443,066
                                                                     ==========================  ===================





                 See Notes to Consolidated Financial Statements


                        N-VIRO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  Six Months Ended June 30
                                                       2008        2007
                                                    ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    $ 147,897   $(213,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                  (911,171)   (428,834)
Reductions to restricted cash and cash equivalents     (1,829)     (1,906)
                                                    ----------  ----------
Net cash used in investing activities                (913,000)   (430,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term obligations                521,519     267,917
Principal payments on long-term obligations          (117,472)    (60,650)
Stock warrants exercised                              223,552           -
Stock options exercised                               170,932     206,206
Net borrowings (payments) on line-of credit           (14,000)    166,000
                                                    ----------  ----------
Net cash provided by financing activities             784,531     579,473
                                                    ----------  ----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS     19,428     (64,659)

CASH AND CASH EQUIVALENTS - BEGINNING                  62,321     162,633
                                                    ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING                  $  81,749   $  97,974
                                                    ==========  ==========


Supplemental disclosure of cash flows information:
Cash paid during the six months ended for interest  $  52,539   $  43,873
                                                    ==========  ==========








                 See Notes to Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2008 may not be indicative of the results of operations for the year ending December 31, 2008. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2007.

     The financial statements are consolidated as of June 30, 2008 and December 31, 2007 for the Company. All intercompany transactions were eliminated.

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

     Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The balance of the allowance at June 30, 2008 and December 31, 2007 is $40,000.

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


NOTE  2.     RELATED  PARTY  TRANSACTIONS

     During the quarter ended June 30, 2008, the Company did not have any related party transactions.


NOTE  3.     LONG-TERM  DEBT

     Through the second quarter of 2008, the Company had a line of credit up to $400,000 at the prime rate (5% at June 30, 2008) plus 1.5% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank. Two certificates of deposit totaling $137,336 from the Bank are held as a condition of maintaining the line of credit. As announced in a Form 8-K filing on November 7, 2007, the line of credit was renewed through October 2008. At June 30, 2008, the Company had $50,000 of borrowing capacity under the credit facility.

     During the second quarter of 2008, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $308,900 from a lender to purchase four trailers and a truck that were placed into service during the quarter. A term note was issued at 7.1% interest for five years, monthly payments of $6,125 and secured by the truck and trailers. The total amount owed on all notes by BMT as of June 30, 2008 was approximately $820,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2013.

     During the second quarter of 2008, the Company's wholly-owned subsidiary, Florida N-Viro LP ("Florida"), did not borrow any additional funds. The total amount owed on all notes by Florida as of June 30, 2008 was approximately $52,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of June 30, 2008 was approximately $372,000 and the first installment of $27,338 was paid on time in early 2008. The second installment is expected to be paid on time in early 2009, accounting for expected royalty offsets through 2008.


NOTE  4.     CONTINGENCIES  AND  OTHER  OBLIGATIONS  TO  RELATED  PARTIES

     In June 2007, the Company executed an Employment Agreement with Robert W. Bohmer as Vice-President of Business Development and General Counsel, which commenced July 1, 2007. The Company and Mr. Bohmer agreed primarily to enter into an employment arrangement for a two-year term at $150,000 per year plus a stock option grant of 100,000 shares. In addition, Mr. Bohmer is eligible for an annual cash bonus. Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason. In June 2008, the Company amended the Agreement and extended the employment term an additional two years, ending on July 1, 2011. Except for the extension of the term, there were no other changes to the Agreement. Details of this event were announced in a Form 8-K filed June 20, 2008.

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

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2008 through 2009 is $48,000 each year, and for 2010 is $12,000. The total rental expense included in the statements of operations for the six months ended June 30, 2008 and 2007 is $24,000. We also lease various equipment on a month-to-month basis at our Florida operation.

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


NOTE  5.     NEW  ACCOUNTING  STANDARDS

     In May 2008, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

     In May 2008, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60". This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.


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

     For the second quarter of 2008, approximately 94% of the Company's revenue was from management operations and 6% from other domestic operations. Since the second quarter of 2006, the percentage of the Company's revenue from management fee operations has grown from 45% to 90%, primarily the result of the acquisition of the Florida operations at the end of 2006.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended June 30, 2008 and 2007 (dollars in thousands):


                                        Management              Domestic     Foreign     Research &
                                         Operations            Operations   Operations  Development  Total
                               ------------------------------  -----------  ----------  -----------  -----
                                                     Quarter Ended June 30, 2008
                               ---------------------------------------------------------------------------
Revenues                                                1,090          66            -            -  1,156
Cost of revenues                                          966          68            -            -  1,034
                               ------------------------------  -----------  ----------  -----------  -----
Segment profits                                           124          (2)           -            -    122
                               ==============================  ===========  ==========  ===========  =====
Identifiable assets                                     1,934          82            -            -  2,016
Depreciation and Amortization                              72          32            -            -    104

                                                     Quarter Ended June 30, 2007
                               ---------------------------------------------------------------------------
Revenues                                                  714         308            -            -  1,022
Cost of revenues                                          641         216            -            -    857
                               ------------------------------  -----------  ----------  -----------  -----
Segment profits                                            73          92            -            -    165
                               ==============================  ===========  ==========  ===========  =====
Identifiable assets                                     1,126          93            -            -  1,219
Depreciation and Amortization                              48          25            -            -     73

                                                  Six Months Ended June 30, 2008
                               ---------------------------------------------------------------------------
Revenues                                                2,140         181            -            -  2,321
Cost of revenues                                        1,773         195            -            -  1,968
                               ------------------------------  -----------  ----------  -----------  -----
Segment profits                                           367         (14)           -            -    353
                               ==============================  ===========  ==========  ===========  =====
Identifiable assets                                     1,934          82            -            -  2,016
Depreciation and Amortization                             125          67            -            -    192

                                                  Six Months Ended June 30, 2007
                               ---------------------------------------------------------------------------
Revenues                                                1,427         727            -            -  2,154
Cost of revenues                                        1,235         509            -            -  1,744
                               ------------------------------  -----------  ----------  -----------  -----
Segment profits                                           192         218            -            -    410
                               ==============================  ===========  ==========  ===========  =====
Identifiable assets                                     1,126          93            -            -  1,219
Depreciation and Amortization                              82          50            -                 132


     A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended June 30, 2008 and 2007 is as follows (dollars in thousands):


                                                            Qtr. Ended      Six Months Ended
                                                             June 30           June 30
                                                         ----------------  -----------------
                                                          2008     2007     2008      2007
                                                         -------  -------  -------  --------
Segment profits:
Segment profits for reportable segments                  $  122   $  165   $  353   $   410
Corporate selling, general and administrative expenses     (553)    (530)    (948)   (1,009)
Other income (expense)                                      (16)     (16)      55       (25)
                                                         -------  -------  -------  --------
Consolidated loss before taxes                           $ (447)  $ (381)  $ (540)  $  (624)
                                                         =======  =======  =======  ========

Identifiable assets:
Identifiable assets for reportable segments              $2,016   $1,219   $2,016   $ 1,219
Corporate property and equipment                             14       17       14        17
Current assets not allocated to segments                  1,239    1,190    1,239     1,190
Intangible and other assets not allocated to
segments                                                    302      723      302       723
                                                                           -------
Consolidated assets                                      $3,571   $3,149   $3,571   $ 3,149
                                                         =======  =======  =======  ========

Depreciation and amortization:
Depreciation and Amortization for reportable segments    $  104   $   73   $  192   $   132
Corporate depreciation and amortization                      10       22       20        45
                                                         -------  -------  -------  --------
Consolidated depreciation and amortization               $  114   $   95   $  212   $   177
                                                         =======  =======  =======  ========


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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS

     This 10-Q contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from described in those statements. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular; (iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-KSB for the year ending December 31, 2007 under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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


RESULTS  OF  OPERATIONS

     Total revenues were $1,157,000 for the quarter ended June 30, 2008 compared to $1,022,000 for the same period of 2007. The net increase in revenue is due primarily to an increase in facility management revenue. Our cost of revenues increased to $1,034,000 in 2008 from $857,000 for the same period in 2007, and the gross profit percentage decreased to 11% from 16% for the quarters ended June 30, 2008 and 2007, respectively. This decrease in gross profit percentage is due primarily to the decrease in the percentage of revenue derived from alkaline admixture and royalty revenue, which generate a higher gross profit margin than other sources of revenue. Operating expenses increased for the comparative period. These changes collectively resulted in a net loss of approximately $447,000 for the quarter ended June 30, 2008 compared to a net loss of $381,000 for the same period in 2007, an increase in the net loss of approximately $66,000.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 WITH THREE MONTHS ENDED JUNE 30, 2007

     Our overall revenue increased $135,000, or 13%, to $1,157,000 for the quarter ended June 30, 2008 from $1,022,000 for the quarter ended June 30, 2007. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $118,000 from the same period ended in 2007 - this decrease was primarily the result of the loss of revenue of $63,000 from the City of Raleigh, NC and several smaller customers in the Midwest;

     b) Revenue from the service fees for the management of alkaline admixture increased $6,000 from the same period ended in 2007 - this increase was contributed primarily by the Florida operation, which increased $54,000 over the same period in 2007, but was offset by a decrease of $48,000 from Toledo-area customers;

     c) Our processing revenue, including facility management revenue, showed a net increase of $247,000 over the same period ended in 2007. Of this gross facility management revenue increase, $129,000 was contributed by the Florida operation and $118,000 from the Toledo facility;

     Our gross profit decreased $43,000, or 26%, to $122,000 for the quarter ended June 30, 2008 from $165,000 for the quarter ended June 30, 2007, and the gross profit margin decreased to 11% from 16% for the same periods. The decrease in gross profit margin is primarily due to the decrease in percentage of overall gross revenue from alkaline admixture and royalties, which operate at a higher profit margin than our other types of revenue. The Toledo operation contributed approximately $134,000 of gross profit on overall revenue of $450,000, which was an increase of approximately $40,000 of gross profit over the same period in 2007. The Florida operation impacted gross profit negatively by approximately $10,000 on overall revenue of $640,000, which was a decrease of approximately $26,000 of gross profit over the same period in 2007. The net increase in gross profit from these two locations were offset by approximately $160,000 by the loss of several customers who primarily contributed royalty and alkaline admixture sales, the largest of these from Raleigh, NC.

     Our operating expenses increased $23,000, or 4%, to $553,000 for the quarter ended June 30, 2008 from $530,000 for the quarter ended June 30, 2007. The increase was primarily due to an increase of approximately $44,000 in director-related expenses, $28,000 in employee payroll and related expenses and $11,000 in consulting fees and expenses, partially offset be a decrease of $39,000 in legal and professional fees, $12,000 in amortization of intangible assets and $9,000 in office-related and selling expenses.

     As a result of the foregoing factors, we recorded an operating loss of $431,000 for the quarter ended June 30, 2008 compared to an operating loss of $365,000 for the quarter ended June 30, 2007, an increase in the loss of approximately $66,000.

     Our net nonoperating income (expense) didn't change from the comparative quarter in 2007.

     We recorded a net loss of approximately $447,000 for the quarter ended June 30, 2008 compared to a net loss of $381,000 for the same period ended in 2007, an increase in the loss of approximately $66,000. Total non-cash expenses for depreciation, amortization, stock and stock options charges, reduced by cash out on capitalized assets and debt repayments, resulted in a cash operating loss incurred of approximately $238,000. Similar non-cash expenses, cash out and debt repayments for the same period in 2007 resulted in a cash operating loss incurred of approximately $245,000, a decrease in the cash operating loss incurred of approximately $7,000.

     For the quarter ended June 30, 2008 and 2007, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 WITH SIX MONTHS ENDED JUNE 30, 2007

     Our overall revenue increased $166,000, or 8%, to $2,321,000 for the six months ended June 30, 2008 from $2,154,000 for the six months ended June 30, 2007. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $309,000 from the same period ended in 2007 - this decrease was primarily the result of the loss of revenue of approximately $200,000 from the City of Raleigh, NC and several smaller customers in the Midwest;

     b) Revenue from the service fees for the management of alkaline admixture decreased $9,000 from the same period ended in 2007 - this decrease was contributed primarily by Toledo-area customers, which decreased $107,000 over the same period in 2007, but was partially offset by an increase of $98,000 from the Florida operation;

     c) Our processing revenue, including facility management revenue, showed a net increase of $484,000 over the same period ended in 2007. Of this gross facility management revenue increase, $362,000 was contributed by the Florida operation and $122,000 from the Toledo facility;

     Our gross profit decreased $58,000, or 14%, to $353,000 for the six months ended June 30, 2008 from $411,000 for the six months ended June 30, 2007, and the gross profit margin decreased to 15% from 19% for the same periods. The decrease in gross profit margin is primarily due to the decrease in percentage of overall gross revenue from royalties and sales of alkaline admixture, which operate at higher profit margins than our other types of revenue. The Toledo operation contributed approximately $260,000 of gross profit on overall revenue of $846,000, which was an increase of approximately $112,000 of gross profit over the same period in 2007. The Florida operation contributed approximately $78,000 of gross profit on overall revenue of $1,264,000, which was an increase of approximately $46,000 of gross profit over the same period in 2007. The net increase of $158,000 in gross profit from these two locations were offset by approximately $216,000 by the loss of several customers who primarily contributed royalty and alkaline admixture sales, the largest of these from Raleigh, NC.

     Our operating expenses decreased $61,000, or 6%, to $948,000 for the six months ended June 30, 2008 from $1,009,000 for the six months ended June 30, 2007. The decrease was primarily due to a decrease of approximately $119,000 in legal and professional fees, $24,000 in amortization of intangible assets and $16,000 in office and related expenses, partially offset by an increase of $53,000 in employee payroll and related expenses, $21,000 in director-related expenses, $15,000 in consulting fees and expenses and $9,000 in sales expenses.

     As a result of the foregoing factors, we recorded an operating loss of $596,000 for the six months ended June 30, 2008 compared to an operating loss of $599,000 for the six months ended June 30, 2007, a decrease in the loss of approximately $3,000.

     Our net nonoperating income increased by $81,000 to net nonoperating income of $55,000 for the six months ended June 30, 2008 from net nonoperating expense of $26,000 for the six months ended June 30, 2007. The increase in nonoperating income was primarily due to a write-off of $84,000 in legal expenses previously charged, offset by an increase of $2,000 in interest expense on higher borrowing on the line of credit for the period compared to 2007.

     We recorded a net loss of approximately $540,000 for the six months ended June 30, 2008 compared to a net loss of $624,000 for the same period ended in 2007, a decrease in the loss of approximately $84,000. Total non-cash expenses for depreciation, amortization, stock and stock options charges, reduced by cash out on capitalized assets and debt repayments, resulted in a cash operating loss incurred of approximately $217,000. Similar non-cash expenses, cash out and debt repayments for the same period in 2007 resulted in a cash operating loss incurred of approximately $454,000, a decrease in the cash operating loss incurred of approximately $237,000.

     For the six months ended June 30, 2008 and 2007, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $1,200,000 at June 30, 2008, compared to a working capital deficit of $1,006,000 at December 31, 2007, resulting in a decrease in working capital of $195,000. Current assets at June 30, 2008 included cash and investments of approximately $219,000 (including restricted cash of approximately $137,000), which is an increase of $21,000 from December 31, 2007. The negative change in working capital from December 31, 2007 was primarily a large increase in trade accounts payable compared to other working capital items, the result of approximately $480,000 of equipment purchased in the second quarter not having secured long-term financing as of the balance sheet date.

     Our cash flow provided by operations for the first six months ended June 30, 2008 was approximately $148,000, an increase in the net change of approximately $361,000 from the period ended June 30, 2007. This increase was principally due to the increase of $144,000 in the change in trade accounts receivable, offset by an increase of $367,000 in the change in trade accounts payable, a decrease in the net loss of $84,000 and an increase of $70,000 in the change in stock, warrants and stock options issued for fees and services.

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

     Through the second quarter of 2008, we had a line of credit up to $400,000 at the prime rate (5% at June 30, 2008) plus 1.5% and secured by a first lien on all of our assets, with Monroe Bank + Trust, or the Bank. Two certificates of deposit totaling $137,336 from the Bank are held as a condition of maintaining the line of credit. As announced in a Form 8-K filing on November 7, 2007, the line of credit was renewed through October 2008. At June 30, 2008, we had $50,000 of borrowing capacity under the credit facility.

     During the second quarter of 2008, out wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $308,900 from a lender to purchase four trailers and a truck that were placed into service during the quarter. A term note was issued at 7.1% interest for five years, monthly payments of $6,125 and secured by the truck and trailers. The total amount owed on all notes by BMT as of June 30, 2008 was approximately $820,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2013.

     During the second quarter of 2008, our wholly-owned subsidiary, Florida N-Viro LP ("Florida"), did not borrow any additional funds. The total amount owed on all notes by Florida as of June 30, 2008 was approximately $52,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of June 30, 2008 was approximately $372,000 and the first installment of $27,338 was paid on time in early 2008. The second installment is expected to be paid on time in early
2009,  accounting  for  expected  royalty  offsets  through  2008.

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


OFF-BALANCE  SHEET  ARRANGEMENTS

     At June 30, 2008, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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


CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at June 30, 2008, and the effect these obligations are expected to have on liquidity and cash flow in future periods:

                                                              Payments Due By Period
                                             -------------------------------------------------------------------------
                                    Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                    -------  ----------  -----------------  ------------  ------------  --------------
Purchase obligations                    (1)  $   18,200  $          18,200  $          -  $          -  $            -

Long-term debt obligations
   and related interest                 (2)   1,640,393            423,982       847,888       189,688         178,835

Operating leases                        (3)     140,615             83,808        56,807             -               -

Capital lease obligations                             -                  -             -             -               -

Line of Credit obligation                       350,000            350,000             -             -               -

Other long-term debt obligations                      -                  -             -             -               -
                                             ----------  -----------------  ------------  ------------  --------------

Total contractual cash obligations           $2,149,208  $         875,990  $    904,695  $    189,688  $      178,835
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

     We are still assessing the development of a remediation plan to address this material weakness, and expect to develop a remediation plan in the current fiscal year. Such remediation plan may involve the hiring of accounting personnel or the outsourcing of accounting functions to assist with reviewing and reporting transactions and the adoption of additional policies and procedures to assist with the reporting of financial transactions. As part of this process, in April 2008, our board reviewed an expense reimbursement policy and approved the final policy in the second quarter 2008. In June 2008, we hired a part-time employee to assist in the financial area of our business.

     Other than the remedial measures described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the six months ended June 30, 2008.



                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     There were no changes in the status of any material legal proceedings against us during the quarter ended June 30, 2008.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     On April 23, 2008, we issued 55,001 unregistered shares of stock to the Cooke Family Trust upon the exercise for cash of warrants originally issued in 2004 at an exercise price of $1.85 per share. The shares issued to the Cooke Family Trust were issued in a transaction exempt from registration pursuant to
Section  4(1)  of  the  Securities  Act  and  Rule  144  promulgated thereunder.

     On April 23, 2008, we issued 35,946 unregistered shares of stock to Diane Cooke upon the exercise for cash of warrants originally issued in 2004 at an exercise price of $1.85 per share. The shares issued to Diane Cooke were issued in a transaction exempt from registration pursuant to Section 4(1) of the Securities Act and Rule 144 promulgated thereunder.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On June 17, 2008, we held our Annual Meeting of Stockholders. The matters on which the stockholders voted, in person or by proxy, were:

     1.  the  election  of  four  Class  I  directors to our board of directors;

     2. the adoption of an amendment to our 2004 Stock Option Plan to increase the number of shares available under the plan;

     3. the approval of an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized shares of Common Stock;

     4. the approval of an amendment to our Amended and Restated Certificate of Incorporation to authorize the Directors to make, alter and repeal By-laws of the Company;

     5. the approval of amendments to our Amended and Restated By-laws regarding plurality voting in contested elections of Directors and to add advance notice requirements for stockholder nominees;

     6. the approval of amendments to our Amended and Restated By-laws regarding supermajority voting requirements for changes to the Board of Directors;

     7. the approval of an amendment to our Amended and Restated By-laws to add a constituency clause;

     8. the approval of amendments to our Amended and Restated By-laws regarding requirements for calling special meetings of our Board and quorum requirements for all meetings of our Board; and

     9. the ratification of UHY LLP as our independent outside auditors for the fiscal year ending December 31, 2008.


PROPOSAL #1, ELECTION OF THE BOARD OF DIRECTORS:


DIRECTOR         VOTES FOR  VOTES WITHHELD  APPROVED / NOT APPROVED
---------------  ---------  --------------  -----------------------

James Hartung    3,274,798         539,037               A

Timothy Kasmoch  3,650,085         163,751               A

Thomas Kovacik   3,290,240         523,595               A




 PROPOSALS #2                VOTES   VOTES       APPROVED / NOT
   THROUGH #9:  VOTES FOR   AGAINST  ABSTAIN      APPROVED
-------------  ---------   --------- ----------  --------
       2       1,989,094    120,354     25,775       A
       3       3,531,743    233,194     48,899       A
       4       3,326,046    446,722     41,068       A
       5       3,490,694    186,500    136,642       A
       6       1,970,883    121,197     43,143       N*
       7       3,468,533    292,163     53,140       A
       8       3,579,673    193,571     40,593       A
       9       3,760,676     29,268     23,894       A


* Proposal number 6, the approval of amendments to our Amended and Restated By-laws regarding supermajority voting requirements for changes to the Board of Directors, was not approved as it did not receive a majority of "for" votes of all stockholders eligible to vote.



ITEM  5.  OTHER  INFORMATION

(a)     None


ITEM  6.  EXHIBITS

     Exhibits:
See  Exhibit  Index  below.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          N-VIRO INTERNATIONAL CORPORATION

Date:     August 14, 2008       /s/ Timothy R. Kasmoch
          ---------------       ----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     August 14, 2008       /s/  James K. McHugh
          ---------------       --------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer
                               (Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX
                                 =============

Exhibit No.     Document
----------=     --------
10.1 Second Amended and Restated Certificate of Incorporation of N-Viro International Corporation, dated August 14, 2008.

10.2 Amended and Restated By-Laws of N-Viro International Corporation, effective June 17, 2008.

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes - OxleyAct of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes - OxleyAct of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes - Oxley Actof 2002.