Form 10-Q
period 2008-09-30
N-VIRO INTERNATIONAL CORP
filed 2008-11-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2008

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

          As of November 7, 2008, 4,343,275 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                                         N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)


                                                                       Three Months               Nine Months
                                                                      Ended Sept. 30            Ended Sept. 30
                                                                 ------------------------  ------------------------
                                                                    2008         2007         2008         2007
                                                                 -----------  -----------  -----------  -----------
REVENUES                                                         $1,456,033   $  935,639   $3,776,623   $3,089,913

COST OF REVENUES                                                  1,255,257      777,683    3,222,883    2,521,340
                                                                 -----------  -----------  -----------  -----------

GROSS PROFIT                                                        200,776      157,956      553,740      568,573

OPERATING EXPENSES
   Selling, general and administrative                              378,913      421,560    1,327,315    1,430,871
                                                                 -----------  -----------  -----------  -----------

OPERATING LOSS                                                     (178,137)    (263,604)    (773,575)    (862,298)

OTHER INCOME (EXPENSE)
   Interest income                                                      739        1,267        2,568        4,565
   Interest expense                                                 (16,718)     (19,375)     (47,343)     (48,229)
   Gain on legal debt forgiven                                            0       46,613       84,158       46,613
                                                                 -----------  -----------  -----------  -----------
                                                                    (15,979)      28,505       39,383        2,949
                                                                 -----------  -----------  -----------  -----------

LOSS BEFORE INCOME TAXES                                           (194,116)    (235,099)    (734,192)    (859,349)

   Federal and state income taxes                                         -            -            -            -
                                                                 -----------  -----------  -----------  -----------

NET LOSS                                                         $ (194,116)  $ (235,099)  $ (734,192)  $ (859,349)
                                                                 ===========  ===========  ===========  ===========


Basic and diluted loss per share                                 $    (0.04)  $    (0.06)  $    (0.17)  $    (0.22)
                                                                 ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted    4,331,854    4,003,104    4,252,025    3,937,114
                                                                 ===========  ===========  ===========  ===========









                 See Notes to Consolidated Financial Statements


                                               N-VIRO INTERNATIONAL CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS

                                                                    September 30, 2008 (Unaudited)    December 31, 2007
                                                                    -------------------------------  -------------------
ASSETS
------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
     Unrestricted                                                   $                      136,676   $           62,321
     Restricted                                                                            138,074              135,506
  Trade Receivables, net                                                                   586,425              440,958
  Prepaid expenses and other current assets                                                321,324              185,330
                                                                    -------------------------------  -------------------
Total current assets                                                                     1,182,499              824,115

Property and Equipment, Net                                                              1,777,860            1,300,428

Intangible and Other Assets, Net                                                           255,890              318,523
                                                                    -------------------------------  -------------------

                                                                    $                    3,216,249   $        2,443,066
                                                                    ===============================  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                              $                      367,397   $          174,253
  Line of credit                                                                           375,000              364,000
  Accounts payable                                                                       1,085,182            1,055,268
  Accrued liabilities                                                                      228,753              236,175
                                                                    -------------------------------  -------------------
Total current liabilities                                                                2,056,332            1,829,696

Long-term debt, less current maturities                                                  1,174,926              772,374
                                                                    -------------------------------  -------------------

Total liabilities                                                                        3,231,258            2,602,070

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value; authorized 15,000,000 shares; issued
     4,464,275 in 2008 and 4,145,359 in 2007                                                44,643               41,454
   Additional paid-in capital                                                           17,837,133           16,962,134
   Accumulated deficit                                                                 (17,211,894)         (16,477,702)
                                                                    -------------------------------  -------------------
                                                                                           669,882              525,886
Less treasury stock, at cost, 123,500 shares                                               684,890              684,890
                                                                    -------------------------------  -------------------
Total stockholders' deficit                                                                (15,008)            (159,004)
                                                                    -------------------------------  -------------------

                                                                    $                    3,216,249   $        2,443,066
                                                                    ===============================  ===================







                 See Notes to Consolidated Financial Statements


                        N-VIRO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months Ended Sept. 30
                                                         2008         2007
                                                     ------------  ----------
NET CASH USED BY OPERATING ACTIVITIES                $  (229,702)  $(159,163)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                 (1,013,811)   (639,660)
  Proceeds from the sale of property and equipment       293,773       7,181
  Increase in investments                                   (125)          -
  Reductions to restricted cash and cash equivalents      (2,568)     (2,931)
                                                     ------------  ----------
Net cash used in investing activities                   (722,731)   (635,410)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term obligations                 801,108     394,917
  Principal payments on long-term obligations           (204,124)    (92,096)
  Stock warrants exercised                               245,912           -
  Stock options exercised                                172,892     252,515
  Net borrowings on line of credit                        11,000     161,075
                                                     ------------
Net cash provided by financing activities              1,026,788     716,411
                                                     ------------  ----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS        74,355     (78,162)

CASH AND CASH EQUIVALENTS - BEGINNING                     62,321     162,633
                                                     ------------  ----------

CASH AND CASH EQUIVALENTS - ENDING                   $   136,676   $  84,471
                                                     ============  ==========

Supplemental disclosure of cash flows information:
 Cash paid during the nine months ended for interest $    88,828   $  72,879
                                                     ============  ==========














                 See Notes to Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2008 may not be indicative of the results of operations for the year ending December 31, 2008. Since the accompanying consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-KSB for the period ending December 31, 2007.

     The financial statements are consolidated as of September 30, 2008, December 31, 2007 and September 30, 2007 for the Company. All intercompany transactions were eliminated.

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

          Allowance for Doubtful Accounts - The Company estimates losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation of the likelihood of success in collecting the receivable. The balance of the allowance at September 30, 2008 and December 31, 2007 is $40,000.

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


NOTE  2.     RELATED  PARTY  TRANSACTIONS

     During the quarter ended September 30, 2008, the Company did not have any related party transactions.


NOTE  3.     LONG-TERM  DEBT  AND  LINE  OF  CREDIT

     Through the third quarter of 2008, the Company had a line of credit up to $400,000 at the prime rate (5% at September 30, 2008) plus 1.5% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of October 17, 2008. Two certificates of deposit totaling $138,074 from the Bank are held as a condition of maintaining the line of credit. As announced in a Form 8-K filing on October 27, 2008, the line of credit was renewed through October 2009. At September 30, 2008, the Company had $25,000 of borrowing capacity under the credit facility.

     During the third quarter of 2008, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $94,590 from a lender to purchase a truck that was placed into service during the quarter. A term note was issued at 8.5% interest for five years, monthly payments of $1,940 and secured by the truck. The total amount owed on all notes by BMT as of September 30, 2008 was approximately $869,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is August 2013.

     During the third quarter of 2008, the Company's wholly-owned subsidiary, Florida N-Viro LP ("Florida"), borrowed a total of $185,000 from a lender to purchase soil blending equipment that was placed into service during the second quarter. A term note was issued at 8.8% interest for three years, monthly payments of $5,867 and secured by the equipment. The total amount owed on all notes by Florida as of September 30, 2008 was approximately $233,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of September 30, 2008 was approximately $372,000 and the first installment of $27,338 was paid on time in early 2008. The second installment of approximately $30,000 is expected to be paid on time in early 2009, subject to expected royalty offsets through 2008.


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

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in April, 2005 for five years. The total minimum rental commitment for the years ending December 31, 2008 through 2009 is $48,000 each year, and for 2010 is $12,000. The total rental expense included in the statements of operations for the nine months ended September 30, 2008 and 2007 is $36,000. We also lease various equipment on a month-to-month basis at our Florida operation.

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

     From time to time the Company is involved in legal proceedings and subject to claims which may arise in the ordinary course of business. The Company is not aware of any legal proceedings or material claims at this time.


NOTE  5.     NEW  ACCOUNTING  STANDARDS

     No new accounting standards were issued during the quarter ended September 30, 2008.


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

     For the third quarter of 2008, approximately 96% of the Company's revenue was from management operations and 4% from other domestic operations. Since the second quarter of 2006, the percentage of the Company's revenue from management fee operations has grown from 45% to 96%, primarily the result of the acquisition of the Florida operations at the end of 2006.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended September 30, 2008 and 2007 (dollars in thousands):


                                            Management                Domestic     Foreign    Research &
                                            Operations               Operations   Operations  Development  Total
                               ------------------------------------  -----------  ----------  -----------  -----
                                                           Quarter Ended September 30, 2008
                               ---------------------------------------------------------------------------------
Revenues                                                      1,403          53            -            -  1,456
Cost of revenues                                              1,201          54            -            -  1,255
                               ------------------------------------  -----------  ----------  -----------  -----
Segment profits                                                 202          (1)           -            -    201
                               ====================================  ===========  ==========  ===========  =====
Identifiable assets                                           1,686          79            -            -  1,765
Depreciation and Amortization                                    76          31            -            -    107


                                                           Quarter Ended September 30, 2007
                               ---------------------------------------------------------------------------------
Revenues                                                        808         128            -            -    936
Cost of revenues                                                654         124            -            -    778
                               ------------------------------------  -----------  ----------  -----------  -----
Segment profits                                                 154           4            -            -    158
                               ====================================  ===========  ==========  ===========  =====
Identifiable assets                                           1,253          90            -            -  1,343
Depreciation and Amortization                                    51          33            -            -     84


                                                         Nine Months Ended September 30, 2008
                               ---------------------------------------------------------------------------------
Revenues                                                      3,513         264            -            -  3,777
Cost of revenues                                              2,974         249            -            -  3,223
                               ------------------------------------  -----------  ----------  -----------  -----
Segment profits                                                 539          15            -            -    554
                               ====================================  ===========  ==========  ===========  =====
Identifiable assets                                           1,686          79            -            -  1,765
Depreciation and Amortization                                   201          98            -            -    299


                                                         Nine Months Ended September 30, 2007
                               ---------------------------------------------------------------------------------
Revenues                                                      2,235         855            -            -  3,090
Cost of revenues                                              1,891         631            -            -  2,522
                               ------------------------------------  -----------  ----------  -----------  -----
Segment profits                                                 344         224            -            -    568
                               ====================================  ===========  ==========  ===========  =====
Identifiable assets                                           1,253          90            -            -  1,343
Depreciation and Amortization                                   133          83            -            -    216


     A reconciliation of total segment revenues, cost of revenues, and segment profits to consolidated revenues, cost of revenues, and segment information to the consolidated financial statements for the periods ended September 30, 2008 and 2007 is as follows (dollars in thousands):


                                                            Qtr. Ended      Nine Months Ended
                                                             Sept. 30           Sept. 30
                                                         ----------------  -----------------
                                                          2008      2007    2008      2007
                                                         -------  -------  -------  --------
Segment profits:
   Segment profits for reportable segments               $  201   $  158   $  554   $   568
   Corporate selling, general and administrative expenses  (379)    (422)  (1,327)   (1,431)
   Other income (expense)                                   (16)      29       39         4
                                                         -------  -------  -------  --------
Consolidated loss before taxes                           $ (194)  $ (235)  $ (734)  $  (859)
                                                         =======  =======  =======  ========

Identifiable assets:
   Identifiable assets for reportable segments           $1,765   $1,343   $1,765   $ 1,343
   Corporate property and equipment                          13       19       13        19
   Current assets not allocated to segments               1,182      927    1,182       927
   Intangible and other assets not allocated to
       segments                                             256      664      256       664
                                                         -------  -------  -------  --------
Consolidated assets                                      $3,216   $2,953   $3,216   $ 2,953
                                                         =======  =======  =======  ========

Depreciation and amortization:
   Depreciation and Amortization for reportable segments $  107   $   84   $  299   $   216
   Corporate depreciation and amortization                    9       21       29        66
                                                         -------  -------  -------  --------
Consolidated depreciation and amortization               $  116   $  105   $  328   $   282
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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS

     This 10-Q contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from described in those statements. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular; (iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-KSB for the year ending December 31, 2007 under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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


RESULTS  OF  OPERATIONS

     Total revenues were $1,456,000 for the quarter ended September 30, 2008 compared to $936,000 for the same period of 2007. The net increase in revenue is due primarily to an increase in facility management revenue. Our cost of revenues increased to $1,255,000 in 2008 from $778,000 for the same period in 2007, and the gross profit percentage decreased to 14% from 17% for the quarters ended September 30, 2008 and 2007, respectively. This decrease in gross profit percentage is due primarily to the increase in the percentage of revenue derived from N-Viro Soil sales, which generates a lower gross profit margin than other sources of revenue. Operating expenses decreased for the comparative period. These changes collectively resulted in a net loss of approximately $194,000 for the quarter ended September 30, 2008 compared to a net loss of $235,000 for the same period in 2007, a decrease in the net loss of approximately $41,000.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

     Our overall revenue increased $520,000, or 56%, to $1,456,000 for the quarter ended September 30, 2008 from $936,000 for the quarter ended September 30, 2007. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $38,000 from the same period ended in 2007 - this decrease was primarily the result of the loss of revenue of various customers in the Midwest;

     b) Revenue from the service fees for the management of alkaline admixture increased $87,000 from the same period ended in 2007 - this increase was contributed primarily by the Florida operation, which increased $101,000 over the same period in 2007, but was offset by a decrease of $24,000 from customers in the Midwest;

     c) Our processing revenue, including facility management revenue, showed a net increase of $471,000 over the same period ended in 2007. Of this increase, facility management revenue of $351,000 was contributed by the Florida operation and $143,000 from the Toledo facility, offset by a decrease in royalty revenue of $23,000 primarily due to the loss of licensees no longer utilizing our technology.

     Our gross profit increased $43,000, or 27%, to $201,000 for the quarter ended September 30, 2008 from $158,000 for the quarter ended September 30, 2007, and the gross profit margin decreased to 14% from 17% for the same periods. The decrease in gross profit margin is primarily due to the increase in percentage of overall gross revenue from N-Viro Soil, which operates at a lower profit margin than our other types of revenue. The Toledo operation contributed approximately $164,000 of gross profit on overall revenue of $575,000, which was an increase of approximately $17,000 of gross profit over the same period in 2007. The Florida operation contributed approximately $38,000 on overall revenue of $828,000, which was an increase of approximately $31,000 of gross profit over the same period in 2007.

     Our operating expenses decreased $43,000, or 10%, to $379,000 for the quarter ended September 30, 2008 from $422,000 for the quarter ended September 30, 2007. The decrease was primarily due to a decrease of approximately $20,000 in legal and professional fees, $12,000 in amortization of intangible assets and $17,000 on the gain on the disposal of assets, partially offset by an increase of $7,000 in consulting fees and expenses.

     As a result of the foregoing factors, we recorded an operating loss of $178,000 for the quarter ended September 30, 2008 compared to an operating loss of $264,000 for the quarter ended September 30, 2007, a decrease in the loss of approximately $86,000.

     Our net nonoperating expense increased by $45,000 to net nonoperating expense of $16,000 for the quarter ended September 30, 2008 from net nonoperating income of $29,000 for the quarter ended September 30, 2007. The increase in nonoperating expense was primarily due to a recovery into income in 2007 of $47,000 for bad debts previously reserved, offset by an increase of $3,000 in interest expense on higher borrowing on the line of credit for the period compared to 2007.

     We recorded a net loss of approximately $194,000 for the quarter ended September 30, 2008 compared to a net loss of $235,000 for the same period ended in 2007, a decrease in the loss of approximately $41,000. Total non-cash expenses for depreciation, amortization, stock and stock options charges, reduced by cash out on capitalized assets and debt repayments, resulted in a cash operating loss incurred of approximately $116,000. Similar non-cash expenses, cash out and debt repayments for the same period in 2007 resulted in a cash operating loss incurred of approximately $280,000, a decrease in the cash operating loss incurred of approximately $164,000.

     For the quarter ended September 30, 2008 and 2007, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 WITH NINE MONTHS ENDED SEPTEMBER 30, 2007

     Our overall revenue increased $687,000, or 22%, to $3,777,000 for the nine months ended September 30, 2008 from $3,090,000 for the nine months ended September 30, 2007. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $346,000 from the same period ended in 2007 - this decrease was primarily the result of the loss of revenue of approximately $200,000 from the City of Raleigh, NC and various customers in the Midwest;

     b) Revenue from the service fees for the management of alkaline admixture increased $78,000 from the same period ended in 2007 - this increase was contributed primarily by our Florida customer, which increased $199,000 over the same period in 2007, but was partially offset by a net decrease of $121,000 from various customers in the Midwest;

     c) Our processing revenue, including facility management revenue, showed a net increase of $955,000 over the same period ended in 2007. Of this increase, facility management revenue of $710,000 was contributed by the Florida operation and $364,000 from the Toledo facility, offset by a decrease in royalty revenue of $152,000 primarily due to the loss of licensees no longer utilizing our technology.

     Our gross profit decreased $15,000, or 3%, to $554,000 for the nine months ended September 30, 2008 from $569,000 for the nine months ended September 30, 2007, and the gross profit margin decreased to 15% from 18% for the same periods. The decrease in gross profit margin is primarily due to the decrease in percentage of overall gross revenue from royalties and sales of alkaline admixture, which operate at higher profit margins than our other types of revenue. The Toledo operation contributed approximately $424,000 of gross profit on overall revenue of $1,361,000, which was an increase of approximately $100,000 of gross profit over the same period in 2007. The Florida operation contributed approximately $116,000 of gross profit on overall revenue of $2,092,000, which was an increase of approximately $78,000 of gross profit over the same period in 2007. The net increase of $178,000 in gross profit from these two locations was offset by approximately $195,000 by the loss of several customers who primarily contributed royalty and alkaline admixture sales, the largest of these from Raleigh, NC.

     Our operating expenses decreased $104,000, or 7%, to $1,327,000 for the nine months ended September 30, 2008 from $1,431,000 for the nine months ended September 30, 2007. The decrease was primarily due to a decrease of approximately $144,000 in legal and professional fees, $36,000 in amortization of intangible assets and $17,000 on the gain on the disposal of assets, partially offset by an increase of $58,000 in employee payroll and related expenses, $24,000 in consulting fees and expenses and $20,000 in director-related expenses.

     As a result of the foregoing factors, we recorded an operating loss of $773,000 for the nine months ended September 30, 2008 compared to an operating loss of $862,000 for the nine months ended September 30, 2007, a decrease in the loss of approximately $89,000.

     Our net nonoperating income increased by $36,000 to net nonoperating income of $39,000 for the nine months ended September 30, 2008 from net nonoperating income of $3,000 for the nine months ended September 30, 2007. The increase in nonoperating income was primarily due to a write-off of $84,000 in legal expenses previously charged in 2008, reduced by a recovery into income in 2007 of $47,000 for bad debts previously reserved, a net increase of $38,000.

     We recorded a net loss of approximately $734,000 for the nine months ended September 30, 2008 compared to a net loss of $859,000 for the same period ended in 2007, a decrease in the loss of approximately $125,000. Total non-cash expenses for depreciation, amortization, stock and stock options charges, reduced by cash out on capitalized assets and debt repayments, resulted in a cash operating loss incurred of approximately $333,000. Similar non-cash expenses, cash out and debt repayments for the same period in 2007 resulted in a cash operating loss incurred of approximately $734,000, a decrease in the cash operating loss incurred of approximately $401,000.

     For the nine months ended September 30, 2008 and 2007, we have not fully recognized the tax benefit of the losses incurred in prior periods. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $874,000 at September 30, 2008, compared to a working capital deficit of $1,006,000 at December 31, 2007, resulting in an increase in working capital of $132,000. Current assets at September 30, 2008 included cash and investments of approximately $275,000 (including restricted cash of approximately $138,000), which is an increase of $77,000 from December 31, 2007. The net positive change in working capital from December 31, 2007 was primarily from cash received of $419,000 from stock warrant and option exercises, offset negatively by the cash loss from operations of approximately $333,000 for the nine months ended September 30, 2008.

     Our cash flow used by operations for the first nine months ended September 30, 2008 was approximately $230,000, an increase of approximately $71,000 from the period ended September 30, 2007. This change from September 30, 2007 to 2008 was principally due to the increase of $435,000 in trade accounts receivable, a $200,000 increase in prepaid and other assets, offset by: an increase of $34,000 in trade accounts payable, a decrease in bad debt allowance of $135,000, a decrease in the net loss of $125,000 and an increase of $248,000 in stock, warrants and stock options issued for fees and services.

     For the quarter ended September 30, 2008, the collection period for accounts receivable was approximately 35-50 days for the majority of customers. This is partly a result of the nature of the processing, alkaline admixture or license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. The payment period for accounts payable was approximately 45-75 days for the majority of vendors. This is also partly a result of the customer contracts and the related cost of goods sold associated with each customer. We have periodically extended payments on certain vendors to assist us in our cash flow needs. Principal vendor types are trucking, fuel, alkaline admixture (materials) and outside professional fees.

     Through the third quarter of 2008, we had a line of credit up to $400,000 at the prime rate (5% at September 30, 2008) plus 1.5% and secured by a first lien on all of our assets, with Monroe Bank + Trust, or the Bank. Two certificates of deposit totaling $138,074 from the Bank are held as a condition of maintaining the line of credit. As announced in a Form 8-K filing on October 27, 2008, the line of credit was renewed through October 2009. At September 30, 2008, we had $25,000 of borrowing capacity under the credit facility.

     During the third quarter of 2008, our wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $94,590 from a lender to purchase a truck that was placed into service during the quarter. A term note was issued at 8.5% interest for five years, monthly payments of $1,940 and secured by the truck. The total amount owed on all notes by BMT as of September 30, 2008 was approximately $869,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is August 2013.

     During the third quarter of 2008, our wholly-owned subsidiary, Florida N-Viro LP ("Florida"), borrowed a total of $185,000 from a lender to purchase soil blending equipment that was placed into service during the second quarter. A term note was issued at 8.8% interest for three years, monthly payments of $5,867 and secured by the equipment. The total amount owed on all notes by Florida as of September 30, 2008 was approximately $233,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of September 30, 2008 was approximately $372,000 and the first installment of $27,338 was paid on time in early 2008. The second installment is expected to be paid on time in early
2009,  accounting  for  expected  royalty  offsets  through  2008.

     For the remainder of 2008 and into 2009, we expect to continue improvements in operating results by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

     There can be no assurance these discussions will be successful or result in new revenue sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.


OFF-BALANCE  SHEET  ARRANGEMENTS

     At September 30, 2008, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at September 30, 2008, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                                Payments Due By Period
                                    Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                    -------  ----------  -----------------  ------------  ------------  --------------
Purchase obligations                                  -                  -             -             -               -
Long-term debt obligations
and related interest                    (1)  $1,862,379  $         479,001  $  1,023,158  $    181,385  $      178,835
Operating leases                        (2)     119,663             83,808        35,855             -               -
Capital lease obligations                             -                  -             -             -               -
Line of Credit obligation                       375,000                  -       375,000             -               -
Other long-term debt obligations                      -                  -             -             -               -
                                             ----------  -----------------  ------------  ------------  --------------
Total contractual cash obligations           $2,357,042  $         562,809  $  1,434,013  $    181,385  $      178,835
                                             ==========  =================  ============  ============  ==============


(1)  Amounts represent the expected cash payments of our long-term obligations.

(2)  Amounts represent the expected cash payments of our operating lease obligations.



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

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     As stated in our Form 10-KSB for the year ended December 31, 2007, we reported that, based on the assessment of our principal executive officer and principal financial officer, our internal controls over financial reporting were not effective as of December 31, 2007, and we identified a material weakness.

     We continue to develop and implement a remediation plan to address the material weakness. To date, our remediation efforts have included adoption of an expense reimbursement policy and the hiring of an employee to assist in the financial area of our business.

     Other than the remedial measures described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the nine months ended September 30, 2008.



                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     There were no changes in the status of any material legal proceedings against us during the quarter ended September 30, 2008.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     Between August 4, 2008 and September 15, 2008, we issued a total of 11,300 unregistered shares of stock to R. Francis DiPrete upon the exercise for cash of warrants originally issued in 2006 at an exercise price of $2.00 per share. The shares issued to R. Francis DiPrete were issued in a transaction exempt from registration pursuant to Section 4(1) of the Securities Act and Rule 144 promulgated thereunder.


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

Date:     November 14, 2008     /s/ Timothy R. Kasmoch
          ---------------       ----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     November 14, 2008     /s/  James K. McHugh
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