Form 10-K
period 2008-12-31
N-VIRO INTERNATIONAL CORP
filed 2009-03-31
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)
    X                ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
                                       OR

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
     (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.
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


Indicate  by  check  mark  if the registrant is a well-known seasoned issuer, as
defined  in  Rule  405  of  the  Securities  Act.   Yes     No  X

Indicate  by  check  mark  if  the  registrant  is  not required to file reports
pursuant  to  Section  13  or  15(d)  of  the  Exchange  Act.  Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  at  least  the  past  90  days.  Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer
Accelerated  filer
Non-accelerated  filer
Smaller  reporting  company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter:   $9,350,000.

The number of shares of Common Stock of the registrant outstanding as of March 20, 2009 was 4,344,775.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission on or before April 30, 2009.

                                     INDEX

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.     Business                                                          2

Item 1A.     Risk Factors                                                    10

Item 2.     Properties                                                       13

Item 3.     Legal Proceedings                                                14

Item 4.     Submission of Matters to a Vote of Security Holders              14

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related                   15
     Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.     Selected Financial Data                                          16

Item 7.     Management's Discussion and Analysis of Financial                16
     Condition and Results of Operations

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk      23

Item 8.     Financial Statements and Supplementary Data                      24

Item 9.     Changes in and Disagreements with Accountants                    25
     on Accounting and Financial Disclosure

Item 9A(T).     Controls and Procedures                                      25

Item 9B.     Other Information                                               26

                                    PART III

Item 10.     Directors, Executive Officers and Corporate Governance          26

Item 11.     Executive Compensation                                          26

Item 12.     Security Ownership of Certain Beneficial Owners                 26
     and Management and Related Stockholder Matters

Item 13.     Certain Relationships and Related Transactions, and             26
     Director Independence

Item 14.     Principal Accountant Fees and Services                          27


                                    PART IV

Item 15.     Exhibits, Financial Statement Schedules                         27

                                     PART I

CAUTIONARY  STATEMENT  WITH  RESPECT  TO  FORWARD-LOOKING  STATEMENTS

     This annual report on Form 10-K contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular; (iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-K, including under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K; however, this list is not exhaustive and many other factors could impactour business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.


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

N-VIRO  FUELTM

     N-Viro FuelTM is a relatively new and patented biomass alternative energy fuel that has physical and chemical characteristics similar to coal and is created from municipal biosolids and other organic wastes like manure and pulp and paper sludge. N-Viro Fuel is manufactured from a variety of organic wastes by blending the waste material with one or more mineral by-products and drying the mixture. The resulting product is blended with coal or petroleum coke and burned as a partial coal substitute in coal-fired power plants. An important advantage of the waste biomass-derived fuel is the ammonia that is released from the waste in the process. This ammonia is available to be used as a substitute for ammonia or urea for NOx removal. We recently announced that N-Viro Fuel has satisfied guidelines set forth by the U.S. Environmental Protection Agency (EPA) to qualify as an alternative energy source that may be utilized in commercial power generation. The N-Viro Fuel technology, utilizing an alkaline/heat process to produce a fuel product, satisfies all requirements of the EPA 40 CFR part 503 regulations and can be blended with coal for energy production or land applied for agricultural use as N-Viro Soil . Our technologies can convert waste products that traditionally are landfilled, into safe, beneficial and renewable long-term energy solutions. Attaining this status means that N-Viro Fuel technology is now eligible to qualify for certain economic incentives that are granted alternative energy technologies, and it is also a catalyst for attaining permits in each state in a more timely manner. We plan to accelerate its development efforts as this designation is an important factor for its potential energy partners.

N-VIRO  PROCESS  FACILITIES

     Our earliest facility is in Toledo, Ohio and has been managed by us through a Contract Management Agreement with the City of Toledo since our inception. Revenue generated from and related to the Toledo operation accounts for about 39% of our total revenue. We process a majority of Toledo's wastewater sludge and sell the resulting N-Viro SoilTM product. In 2004, the City exercised its option to renew the contract for an additional five years through 2009. Currently, the contract is in its twentieth year of operation. We consider our relationship with the City of Toledo to be satisfactory.

     In December 2006, we acquired Headwaters Inc.'s ownership interest in Florida N-Viro L.P. (Florida N-Viro), which was the majority owner and operator of a municipal biosolids processing plant located in Volusia County, Florida. The plant had been jointly owned by us and Pennsylvania-based VFL Technology Corporation (VFL) - a subsidiary of Headwaters - since 1995. The plant currently processes regional biosolids for multiple communities and currently maintains contracts with the City of Altamonte Springs, the City of Englewood, Seminole County, the City of Palm Coast, the City of Port Orange, the Tohopekaliga Water Authority and Volusia County. Headwaters Resources, Inc.
(HRI), an affiliate of VFL, under a contractual arrangement, is at this time the sole source supplier of by-products to Florida N-Viro's operating facility, unless HRI can not supply the full requirements of Florida N-Viro for such by-products.

     Including the facilities in Toledo, Ohio and Volusia County, Florida, we estimate there are currently more than 25 wastewater treatment facilities throughout the world treating sludge using the N-Viro Process. We estimate that these facilities are treating and recycling sludge at an annualized rate of over 94,000 dry tons per year. In addition, there are several licensees not currently operating, including both international and domestic contractors or public generators, who are in the process of developing or designing site-specific N-Viro facilities.

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


EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. During the last fiscal quarter of 2008, approximately 91% of our revenue was from management operations, 9% from other domestic operations and nothing from foreign operations or research and development grants. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors. In addition, operating results of some of our business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 8 hereof.

     RISKS OF DOING BUSINESS IN OTHER COUNTRIES. We conduct a very small amount of business in markets outside the United States, and expect to continue to do so. In addition to the risk of currency fluctuations, the risks associated with conducting business outside the United States include: social, political and economic instability; slower payment of invoices; underdeveloped infrastructure; underdeveloped legal systems; and nationalization. We have not entered into any currency swap agreements which may reduce these risks. We may enter into such agreements in the future if it is deemed necessary to do so. We cannot predict the full impact of this economic instability, but it could have a material adverse effect on revenues and profits.

RESEARCH  AND  DEVELOPMENT

     Research and development on the N-Viro Technologies had been, through 2005, performed primarily by BioCheck Laboratories, a former wholly-owned subsidiary of ours, and Dr. Terry J. Logan. Dr. Logan, a long-time director who resigned from our Board of Directors in November 2006, continues to direct our research and patent development work under a consulting agreement that became effective July 1, 2004 and currently runs through June 30, 2009, as extended by a one-year agreement signed in April 2008. Our research and development expenses were under $10,000 in 2008 and 2007.

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

     In early 2007 we performed a full scale test of the N-Viro FuelTM product at the T.B. Simon Power Facility located on the campus of Michigan State University in conjunction with them. The results of the test has encouraged us to focus primarily on the development of the N-Viro Fuel technology. Our efforts have been focused toward the development of what could be the first N-Viro Fuel facility located on the campus of Michigan State University. Further discussion of our patent development can be found in the section "Patents and Proprietary Rights".

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

     We compete against companies in a highly competitive market and have fewer resources than most of those companies. Our business competes within and outside the United States principally on the basis of pricing, reliability of our services provided, product quality and specifications and technical support. Competitive pressures and other factors could cause us to lose market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations.

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

ENVIRONMENTAL  REGULATION

     Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. Our operations and those of our licensees are subject to these evolving laws and the implementing regulations. The United States environmental laws which we believe are, or may be, applicable to the N-Viro Process and the land application of N-Viro SoilTM include Resource Conservation and Recovery Act, or RCRA, as amended by the Hazardous and Solid Waste Amendments of 1984, or HSWA, the Federal Water Pollution Control Act of 1972, or the Clean Water Act, the Clean Air Act of 1970, as amended, or the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Pollution Prevention Act of 1990 and the Federal Insecticide, Fungicide and Rodenticide Act, or FIFRA. These laws regulate the management and disposal of wastes, control the discharge of pollutants into the air and water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. Many of these laws have international counterparts, particularly in Europe and elsewhere in North America. In addition, various states have implemented environmental protection laws that are similar to the applicable federal laws and, in addition, states may require, among other things, permits to construct N-Viro facilities and to sell and/or use N-Viro SoilTM. There can be no assurance that any such permits will be issued.

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

     In order to ensure compliance with the Part 503 Regs, we review the results of regular testing of sludge required by the EPA to be conducted by wastewater treatment plants, and it tests N-Viro Soil produced at N-Viro facilities on a regular basis. In general, we do not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product. In five N-Viro facilities, however, we have permitted the use of the N-Viro Process to produce a product that is not an "exceptional quality" sludge product due to the high pollutant levels of the resulting product. This product is not considered to be N-Viro Soil and is used solely for landfill cover at adjacent landfills. In addition, we have previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" product.

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

     The costs of compliance are typically borne by our licensees, except in the case of direct sludge processing into a facility. Normally this cost is not material to us in relation to the total contract revenue.

EMPLOYEES

     As of December 31, 2008, we had 32 employees. Six of our employees were engaged in sales and marketing; three were in finance and administration and twenty-three were in operations. We consider our relationship with our employees to be satisfactory.

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

     We applied for two patents that were approved in 2004 for the use of mineral by-products to enhance heating, drying and disinfection of organic wastes under non-alkaline conditions. N-Viro is actively marketing its manure treatment technology, primarily to the large dairies and poultry operations, and continues to develop and market the N-Viro FuelTM technology. The new federal energy act may provide incentives for the use of renewable biomass fuels, such as N-Viro FuelTM.

     We also hold several patents relating to N-Viro Fuel . In the N-Viro Fuel process, waste products, which can include domestic sewage sludge, manures and other materials, are treated with mineral by-products, dried by a mechanical dryer, and converted into a renewable fuel that can be used as a substitute for coal in coal-fired boilers and kilns.

     Some early N-Viro patents were developed jointly with the former Medical College of Ohio, now under the name of the University of Toledo ("UT"). Because of the joint development of early N-Viro patents with the UT, we agreed that the rights of UT to any intellectual property that is being developed, patentable or patented, would generate a royalty payable by us to UT. We also agreed with UT that claims to the traditional N-Viro Soil process was one-quarter of one percent ( %) of technical revenues until expiration of those patents. UT rights to BioBlend and certain other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties paid to UT through December 31, 2008 were approximately $65,000, and no amount was expensed during 2008.

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

SECURITIES AND EXCHANGE COMMISSION

     As a public company, we are required to file periodic reports, as well as other information, with the Securities and Exchange Commission (SEC) within established deadlines. Any document we file with the SEC may be viewed or copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. Our SEC filings are also available to the public through the SEC's web site located at www.sec.gov.

     We maintain a corporate Web site at www.nviro.com, on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC. In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request at (419) 535-6374 or c/o James K. McHugh, Chief Financial Officer at jmchugh@nviro.com.


ITEM  1A.     RISK  FACTORS

WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCES REGARDING IF AND WHEN WE WILL ACHIEVE PROFITABILITY. IF WE OUR UNABLE TO ACHIEVE PROFITABLE OPERATIONS, WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS, WHICH MAY NOT BE AVAILABLE ON COMMERCIALLY REASONABLE TERMS OR AT ALL, AND WHICH MAY DILUTE OUR STOCKHOLDERS.

     Since 2000, we have experienced net losses and we have not been consistently profitable on an annual basis. For the fiscal years ended December 31, 2008 and December 31, 2007, we incurred net losses of $1.2 million and $1.5 million, respectively. We believe our history of net losses is primarily due to our inability to add enough new sources of revenue to replace decreasing business from existing sources of revenue and, more recently, through a shift of our business toward lower margin products and services. Further, through the year ended December 31, 2007, we experienced much higher than expected expenditures for stock-related fees and compensation, legal costs surrounding litigation and the direct time of management, staff and our Board relating to this litigation, and increases in our selling, general and administrative expenses in excess of our increases in gross revenues. To achieve profitability, we must accomplish numerous objectives, including growth in our business, the development of new products and commercial relationships, and decreasing our costs. We can not foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net review to achieve profitability.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND STOCK PRICE.

     We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting. For the year ended December 31, 2007, we identified a material weakness in our internal controls over financial reporting due to a lack of personnel to sufficiently monitor and process transactions. Due to our continuing lack of financial resources to hire and train accounting and financial personnel, we have not yet remedied this material weakness. While we are not aware of any material errors to date, our inability to maintain the adequate internal controls may result in a material error in our financial statements. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we experience a material error in our financial statements or if we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS. FURTHER, THE AGREEMENT WITH OUR MOST SIGNIFICANT CUSTOMER EXPIRES AT THE END OF 2009, AND OUR FAILURE TO RENEW THAT AGREEMENT ON FAVORABLE TERMS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     Our business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the years ended December 31,
2008 and 2007, our single largest customer accounted for approximately 39% and 38%, respectively, of our revenues and our top three customers accounted for approximately 62% and 54%, respectively, of our revenues. Our agreement with our largest customer - which represented approximately 39% of our revenues in 2008 - is due to expire at the end of 2009. We are attempting to negotiate a renewal of that agreement, but we cannot assure you that we will be able to secure such a renewal at all or on terms that are as favorable as the current agreement. Our failure to renew that agreement on favorable terms would likely have a material adverse effect on our business, financial conditions and results of operations.

THE CURRENT ECONOMIC DOWNTURN MAY CAUSE US TO EXPERIENCE DELAYS OF PAYMENT FROM OUR CUSTOMERS.

     Our accounts receivable are derived primarily from municipal or local governments. Although our collection history has been good, from time to time a customer may not pay us on a timely basis because of adverse market conditions. In light of the current economic downturn, we may experience larger than expected delays in receiving payments on our accounts receivable. Given our history of losses and our limited cash resource, any significant payment delay by one of our customers, may force us to delay payment to our creditors, which may have a material and adverse effect on our business, financial condition and results of operations.

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

VOLATILITY IN THE TRADING PRICE OF OUR COMMON STOCK COULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK, AND MAY ELIMINATE A SOURCE OF OUR POTENTIAL REVENUE FROM EXERCISES OF STOCK OPTIONS AND STOCK PURCHASE WARRANTS.

     During the period from January 1, 2007 through March 20, 2009, our common stock closing price fluctuated between a high of $4.25 and a low of $1.25. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions, the thinly-traded nature of our common stock and the outlook of analysts and investors on our industry. Further, significant market fluctuations, such as over the past six months, may adversely affect the trading price of our common stock. Over the past several years, we have relied on, in part, exercises of stock options by current and former officers and directors and stock purchase warrants by investors for operating cash. Wide fluctuations in the price of our common stock or a stock price that is not significantly above the exercise price of outstanding stock options or warrants, would likely reduce future exercises of stock options or warrants, and which would reduce or eliminate a historic source of cash for our operations.


ITEM  2.     PROPERTIES

     Our executive and administrative offices are located in Toledo, Ohio, under a month to month lease. We believe our relationship with our lessor is satisfactory. Our lease expired on February 28, 2007, and we have not renewed it at this time. We have no minimum rental commitment for the year ending December 31, 2009. The total rental expense for this location included in the statements of operations for each of the years ended December 31, 2008 and 2007 is approximately $37,500. We also lease various equipment on a month-to-month basis.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro and operate its facility in Volusia County, Florida. We maintain an office in Daytona Beach under a lease with the County of Volusia, Florida renewed in April, 2004 for five years. The total minimum rental commitment for the years ending December 31, 2009 through 2013 is $48,000 per year, and for 2014 is $12,000. The total rental expense included in the statements of operations for each of the years ended December 31, 2008 and 2007 is $48,000.

     We also lease processing equipment at the Florida location which began in 2006 under a four year contract. The total minimum rental commitment for the years ended December 31, 2009 and 2010 is $31,000 and $3,000, respectively.

     We also lease other processing equipment at the Florida location which began in February 2008 under a three year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2009 - $46,200; 2010 - $46,200; 2011 - 4,000. We also lease various equipment on a month-to-month  basis  at  our  Florida  operation.

     Management believes that all of our properties are adequately covered by insurance.


ITEM  3.     LEGAL  PROCEEDINGS.

     The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal bio-solids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July of 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February of 2009, the Company agreed to enter into an administrative consent degree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent degree, the Company agreed to pay a civil penalty in the amount of $20,000. Payment of the penalty will be made in installments of $4,000 over a 15-month period.

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2008.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Our shares of Common Stock are quoted on the OTC Bulletin Board under the symbol "NVIC.OB". The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The closing price range per share of the Common Stock since
January  1,  2007,  was  as  follows:


Quarter      High    Low
             -----  -----
First 2007   $3.31  $2.30
Second 2007  $3.50  $2.35
Third 2007   $3.10  $2.45
Fourth 2007  $3.00  $2.40
First 2008   $4.25  $2.60
Second 2008  $3.99  $2.80
Third 2008   $3.75  $2.40
Fourth 2008  $3.50  $2.50



Our  stock  price  closed  at  $2.20  per  share  on  March  20,  2009.

HOLDERS

     As of March 20, 2009, the number of holders of record of our Common Stock was approximately 160.

DIVIDENDS

     We have never paid dividends with respect to our Common Stock. Payment of dividends is within the discretion of our Board of Directors and would depend, among other factors, on our earnings, capital requirements and our operating and financial condition.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                                   (a)                   (b)                       (c)
                                                                                            Number of securities
                                          Number of securities                            remaining available for
                                              to be issued         Weighted-average        future issuance under
                                            upon exercise of       exercise price of        equity compensation
                                          outstanding options,   outstanding options,   plans (excluding securities
Plan category                             warrants and rights     warrants and rights     reflected in column (a))
---------------------------------------   --------------------   ---------------------  ----------------------------

Equity compensation plans
    approved by security holders . . . .               746,025   $              $2.28                       793,375 2

Equity compensation plans not
    approved by security holders                       258,700 1 $              $1.93                           -0-
                                        ----------------------   ---------------------   ---------------------------
Total                                                1,004,725   $              $2.19                       793,375


          1. Represents 120,000 warrants to purchase our Common Stock, issued to Strategic Asset Management, Inc., in 2005 as part of an agreement to provide consulting services, issued at $1.84 per share. And, 138,700 warrants to purchase our Common Stock, issued to certain members of the Board of Directors in December 2006 in payment for services rendered, issued at $2.00 per share.

          2. The available number of shares to issue under our Amended and Restated 2004 Stock Option Plan was increased to 1,500,000 shares as approved by the stockholders on June 17, 2008.




RECENT  SALES  OF  UNREGISTERED  SECURITIES

     There were no sales of unregistered securities during the fiscal year ended December 31, 2008 that have not been previously disclosed by the company in a Quarterly Report on Form 10-Q.


ITEM  6.     SELECTED  FINANCIAL  DATA

     As a smaller reporting company we are not required to provide this information under Item 301 of Regulation S-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
     The following is a discussion of our results of operations and financial position for the periods described below, and should be read in conjunction with our Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K. The discussion includes various forward-looking statements about our markets, products, services and our results. These statements are based on certain assumptions that we consider reasonable. Our actual results may differ materially from these indicated forward-looking statements. Please see "Cautionary Statement with Respect to Forward-Looking Comments" and "Risk Factors" elsewhere in this annual report on Form 10-K.

     The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:

               For the Year Ended December 31,
                        2008    2007
                       ------  ------
Technology fees          0.7%    5.5%
Facility management     63.8%   55.6%
Products and services   35.5%   38.9%
                       ------  ------
Totals                 100.0%  100.0%
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


                                       Year Ended        Period to Period     Year Ended
                                       December 31,       Percentage         December 31,
                                         2008                Change              2007
                                       ----------         -------------      -----------

(Dollars in thousands)
-------------------------------------
COMBINED STATEMENT OF
    OPERATIONS DATA:

Revenues. . . . . . . . . . . . . . .  $5,002             22.4%               $4,085

Cost of revenues. . . . . . . . . . .   4,260             26.1%                3,380
                                       ------                                --------

Gross profit. . . . . . . . . . . . .     742              5.1%                  705

Operating expenses. . . . . . . . . .   1,930            (10.5%)               2,207
                                       ------                                --------

                                       (1,188)                *               (1,502)

Other income (expense). . . . . . . .      31          1,766.9%                    2
                                       ------                                --------

Loss before income tax expense. . . .  (1,157)                *               (1,500)

Federal and state income tax expense.       0                 *                    0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . . $(1,157)                *              $(1,500)
                                       =======                                =======





PERCENTAGE OF REVENUES:
Revenues. . . . . . . . . . . . . . .  100.0%                                  100.0%

Cost of revenues. . . . . . . . . . .   85.2                                    82.7
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   14.8                                    17.3

Operating expenses. . . . . . . . . .   38.5                                    54.0
                                       ------                                --------

                                       (23.7)                                  (36.8)

Other income (expense). . . . . . . .    0.6)                                    0.1
                                       ------                                --------

Loss before income tax expense. . . .  (23.1)                                  (36.7)

Federal and state income tax expense.    0.0                                     0.0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . .  (23.1%)                                 (36.7%)
                                       =======                                 ======


* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON  OF  YEAR  ENDED  DECEMBER 31, 2008 WITH YEAR ENDED DECEMBER 31, 2007
     Revenues increased $917,000, or approximately 22%, to $5,002,000 for the year ended December 31, 2008 from $4,085,000 for the year ended December 31, 2007. The increase in revenue was due to a net increase in revenue from existing on-line facilities, primarily due to the following factors:

     a) Sales of alkaline admixture decreased $373,000 from the same period ended in 2007;

     b) Revenue from the service fees for the management of alkaline admixture increased $156,000 from the same period ended in 2007, primarily from additional sales generated on new municipal sources started in 2008 at the Florida N-Viro location;

     c) Our processing revenue, including facility management revenue, showed a net increase of $1,153,000 over the same period ended in 2007, primarily from new municipal sludge processing sources started in 2008 at the Florida N-Viro location;

     d) Territorial fees showed a net decrease of $16,000 from the same period ended in 2007:

     e) Miscellaneous revenues decreased $3,000 from the same period ended in 2007.

     The decrease in the sales of alkaline admixture was primarily from facilities no longer procuring their alkaline admixture through us. One licensee that represented approximately $200,000, or 5% of our 2007 gross revenue stopped contracting with us in early 2007.

     The net increase in service fees for the management of alkaline admixture was from the additional sources of municipal sludge treatment secured in 2008 and the resulting alkaline admixture marketed to supply these new sources. They represented a total increase of $276,000 over 2007.

     The increase in processing revenue of $1,153,000 was primarily from an increase in processing volume of facility management revenue, representing over $916,000 of the increase. This increase was also due to an increase in revenue from sales of the N-Viro Soil product, an increase of $408,000 over 2007. Offsetting the facility management and product revenue increase was a decrease in royalties received as a result of a loss of tonnage at facilities no longer using the N-Viro process as their primary disposal technology. This was a decrease from 2007 to 2008 of approximately $171,000.

     Our gross profit increased $37,000, or 5%, to $742,000 for the year ended December 31, 2008 from $705,000 for the year ended December 31, 2007, and the gross profit margin decreased to 15% from 17% for the same periods. The decrease in gross profit margin is primarily due to the additional percentage of gross revenue from facility management fee operations, discussed in the previous paragraph. The percentage of our gross revenue from management fee operations went from 56% in 2007 to 64% in 2008. Management fee operations have historically operated at lower profit margin than other types of N-Viro revenue. Also contributing to the gross profit margin decrease is the decrease in royalty revenue of $171,000, which generally has marginal costs of revenue.

     Our operating expenses decreased $277,000, or 13%, to $1,930,000 for the year ended December 31, 2008 from $2,207,000 for the year ended December 31, 2007. The decrease was primarily due to a decrease of approximately $335,000 in amortization of intangibles, $145,000 for legal fees and $30,000 in director-related costs. Offsetting this decrease in operating expenses was an increase in consulting fees of $262,000.

Included in the decrease of amortization of intangibles was a write-down in 2007 of approximately $331,000 of intangible assets deemed by management to be impaired that did not recur for 2008.

Included in the decrease of legal fees was the disposition in 2007 of two lawsuits with J. Patrick Nicholson that were both discharged in our favor. From 2006 to 2008, we decreased our legal fees by a total of approximately $286,000 primlarily as a result of the disposition of these claims.

Included in the increase of consulting fees was a write-off in 2008 of approximately $222,000 that reflected the remaining stock value of three consulting contracts that were teminated in December 2008. More details of this are provided in our Form 8-K filed on February 10, 2009.

Of our total operating expenses in 2008 of $1,930,000, approximately $645,000 were non-cash expenses for stock options, warrants and stock issued during the year and $447,000 in amortization and depreciation expense.

     Our nonoperating income (expense) increased by $29,000 to income of $31,000 for the year ended December 31, 2008 from income of $2,000 for the year ended December 31, 2007. The increase in nonoperating income was primarily due to an increase in the gain on settlements of debt negotiated by us in both 2008 and 2007.

     We recorded a net loss of approximately $1,157,000 for the year ended December 31, 2008 compared to a net loss of approximately $1,500,000 for the year ended December 31, 2007, a decrease in the loss of approximately $343,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of approximately $1,287,000 at December 31, 2008, compared to a working capital deficit of $1,006,000 at December 31, 2007, resulting in a decrease in working capital of $282,000. Current assets at December 31, 2008 included cash and investments of approximately $154,000 (including restricted cash of approximately $139,000), which is a decrease of $44,000 from December 31, 2007. The net negative change in working capital from December 31, 2007 was primarily from cash received of $423,000 from stock warrant and option exercises, offset negatively by the cash loss from operations of approximately $548,000 for the twelve months ended December 31, 2008.

     In 2008 our cash flow used in operating activities was approximately $206,000, a decrease of approximately $62,000 from same period in 2007. This change from 2007 was principally due to the increase of $420,000 in trade accounts receivable, a decrease of $87,000 in trade accounts payable and an increase in bad debt allowance and other non-cash items of $127,000, offset by: a $17,000 decrease in prepaid and other assets, a decrease in the net loss of $344,000 and an increase of $211,000 in stock, warrants and stock options issued for fees and services.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations but typically generating a lower gross profit margin. From 2006 to 2008, the percentage of combined revenues from our owned and operated facilites in Toledo and Volusia County was:
2006 - 46%; 2007 - 77%; 2008 - 94%. We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

     During 2008, we had a line of credit up to $400,000 at the prime rate (3.25% at December 31, 2008) plus 1.5% and secured by a first lien on all our assets, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling $138,812 from the Bank are held as a condition of maintaining the line of credit. As announced in a Form 8-K filing on October 27, 2008, the line of credit was renewed through October 2009. At December 31, 2008, we had $2,000 of borrowing capacity under the credit facility. We expect to extend or restructure our credit facility prior to maturity. While we expect to extend or restructure our credit facility prior to maturity, there can be no assurance we will be able to extend or refinance our credit facility upon commercially reasonable terms if at all.

     During 2008, we borrowed a total of $124,252 from three lenders to purchase insurance policies for various insurance coverages during the year. A total of three term notes were issued, ranging from 5.5% to 10% interest for a term not more than one year, monthly payments totalling $13,930 and each are unsecured. The total amount owed on all notes as of December 31, 2008 was approximately $50,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is August 2009.

     During 2008, our wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $552,975 from three lenders to purchase automotive equipment that were placed into service during the year. A total of four term notes were issued, ranging from 7% to 8.8% interest for five years, monthly payments totaling $11,085 and each are secured by the automotive equipment. The total amount owed on all notes by BMT as of December 31, 2008 was approximately $857,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is October 2013.

     Also during 2008, our wholly-owned subsidiary, Florida N-Viro LP ("Florida"), borrowed a total of $185,000 from a lender to purchase processing equipment that was placed in service during the year. A term note was issued at 8.8% interest for three years, monthly payments of $5,867 and secured by the equipment The total amount owed on all notes by Florida as of December 31, 2008 was approximately $216,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of December 31, 2008 was approximately $372,000 and the first installment of $27,338 was paid on time in early 2008. The second installment of approximately $31,000 is expected to be paid on time in early 2009, subject to expected royalty offsets through 2008.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. For 2008, our customers slowed the overall payment rate on our outstanding receivables, which in turn contibuted to us extending payment times to our vendors on our payables. We make no assurances that payments from our customer or payments to our vendors will become shorter and this may have an adverse impact on our continuing operations.

     For 2009, we expect to continue improvements in operating results by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities. There can be no assurance these discussions will be successful or result in new revenue sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would have a material adverse effect on our continuing operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At December 31, 2008, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Allowance for Doubtful Accounts - We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. The balance of the allowance at December 31, 2008 and 2007 is $50,000 and $40,000, respectively.

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

Intangible Assets - Intangible assets deemed to have indefinite lives are tested for impairment by comparing the fair value with its carrying value. Significant estimates used in the determination of fair value include estimates of future cash flows. As required under current accounting standards, we test for impairment when events and circumstances indicate that the assets might be impaired and the carrying value of those assets may not be recoverable. At
December 31, 2007, we determined that certain territory agreements and patents had remaining lives shorter than currently recorded, and expensed additional amortization of $290,000 in 2007.

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


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     As a smaller reporting company we are not required to provide this information under Item 305 of Regulation S-K.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA



                         INDEX TO FINANCIAL STATEMENTS




                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

FINANCIAL STATEMENTS
     CONSOLIDATED BALANCE SHEETS                                      F-2 - F-3
     CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                       F-5
     CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware entity), as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109 as of January 1, 2007.


/s/  UHY LLP
------------
UHY LLP
Southfield, Michigan
March 31, 2009


                        N-VIRO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2008 and 2007
                           --------------------------

                                      2008        2007
                                   ----------  ----------
ASSETS
---------------------------------

CURRENT ASSETS
Cash and cash equivalents:
Unrestricted                       $   14,869  $   62,321
Restricted                            138,812     135,506
Trade receivables, net                494,141     440,958
Prepaid expenses and other assets      64,331     185,330
                                   ----------  ----------
Total current assets                  712,153     824,115

PROPERTY AND EQUIPMENT, NET         1,781,290   1,300,428

INTANGIBLE AND OTHER ASSETS, NET      189,328     318,523
                                   ----------  ----------


                                   $2,682,771  $2,443,066
                                   ==========  ==========













   The accompanying notes are an integral part of these financial statements.


                              N-VIRO INTERNATIONAL CORPORATION

                                CONSOLIDATED BALANCE SHEETS

                                 December 31, 2008 and 2007
                                 --------------------------



                                                                    2008           2007
                                                                -------------  -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

CURRENT LIABILITIES
Current maturities of long-term debt                            $    360,501   $    174,253
Line-of-credit                                                       398,000        364,000
Accounts payable                                                   1,047,364      1,055,268
Accrued liabilities                                                  193,425        236,175
                                                                -------------  -------------
Total current liabilities                                          1,999,290      1,829,696

LONG-TERM DEBT, LESS CURRENT MATURITIES                            1,135,364        772,374
                                                                -------------  -------------

Total liabilities                                                  3,134,654      2,602,070

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value
Authorized - 15,000,000 shares in 2008 and 7,000,000 in 2007
Issued - 4,468,025 shares in 2008 and 4,145,359 shares in 2007        44,680         41,454
Preferred stock, $.01 par value
Authorized - 2,000,000 shares
Issued - -0- shares in 2008 and 2007                                       -              -
Additional paid-in capital                                        17,822,744     16,962,134
Accumulated deficit                                              (17,634,417)   (16,477,702)
                                                                -------------  -------------
                                                                     233,007        525,886

Less treasury stock, at cost, 123,500 shares                         684,890        684,890
                                                                -------------  -------------
Total stockholders' deficit                                         (451,883)      (159,004)
                                                                -------------  -------------

                                                                $  2,682,771   $  2,443,066
                                                                ============   ============







   The accompanying notes are an integral part of these financial statements.


                             N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                          Years Ended December 31, 2008 and 2007
                          --------------------------------------

                                                                     2008          2007
                                                                 ------------  ------------
REVENUES                                                         $ 5,001,774   $ 4,085,131

COST OF REVENUES                                                   4,260,290     3,379,741
                                                                 ------------  ------------

GROSS PROFIT                                                         741,484       705,390

OPERATING EXPENSES
Selling, general and administrative                                1,929,777     2,207,545
                                                                 ------------  ------------

OPERATING LOSS                                                    (1,188,293)   (1,502,155)

OTHER INCOME (EXPENSE)
Interest income                                                        3,306         5,642
Gain on settlement of debt                                            88,785        61,635
Interest expense                                                     (60,513)      (65,585)
                                                                 ------------  ------------
                                                                      31,578         1,692
                                                                 ------------  ------------

LOSS BEFORE INCOME TAXES                                          (1,156,715)   (1,500,463)

Federal and state income taxes                                             -             -
                                                                 ------------  ------------

NET LOSS                                                         $(1,156,715)  $(1,500,463)
                                                                 ============  ============


Basic and diluted loss per share                                 $     (0.27)  $     (0.38)
                                                                 ============  ============

Weighted average common shares outstanding - basic and diluted     4,274,877     3,958,475
                                                                 ============  ============









   The accompanying notes are an integral part of these financial statements.


                                   N-VIRO INTERNATIONAL CORPORATION
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                Years Ended December 31, 2008 and 2007

                                                   Additional
                             Shares of    Common     Paid-in     Accumulated    Treasury
                            Common Stock   Stock     Capital       Deficit       Stock        Total
                            ------------  -------  -----------  -------------  ----------  ------------
BALANCE JANUARY 1, 2007        3,864,059  $38,641  $16,453,119  $(14,977,239)  $(684,890)  $   829,631

Net loss                               -        -            -    (1,500,463)          -    (1,500,463)
Issuance of stock options              -        -      186,700             -           -       186,700
Exercise of stock options        146,300    1,463      251,182             -           -       252,645
Issuance of common stock         135,000    1,350       71,133             -           -        72,483
                            ------------  -------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2007      4,145,359   41,454   16,962,134   (16,477,702)   (684,890)     (159,004)

Net loss                               -        -            -    (1,156,715)          -    (1,156,715)
Issuance of stock options              -        -      221,150             -           -       221,150
Exercise of stock options        109,900    1,099      176,130             -           -       177,229
Exercise of stock warrants       120,947    1,209      244,559             -           -       245,768
Issuance of common stock          91,819      918      218,771             -           -       219,689
                            ------------  -------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2008      4,468,025  $44,680  $17,822,744  $(17,634,417)  $(684,890)  $  (451,883)
                               =========  =======  ===========  =============  ==========  ============











   The accompanying notes are an integral part of these financial statements.


                             N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Years Ended December 31, 2008 and 2007
                          --------------------------------------


                                                                     2008          2007
                                                                 ------------  ------------

Cash Flows From Operating Activities
Net loss                                                         $(1,156,715)  $(1,500,463)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                                        447,365       674,399
Provision (reduction) for bad debts                                   10,000      (130,000)
Issuance of stock for debt and services                              470,628       124,828
Issuance of stock options and warrants for services                  174,483       309,242
(Gain) Loss on the sale of fixed assets                              (32,890)        5,542
Changes in Operating Assets and Liabilities
Decrease (increase) in trade receivables                             (63,182)      356,658
Increase in prepaid expenses and other assets                         (5,112)      (20,387)
Increase (decrease) in accounts payable and accrued liabilities      (50,960)       36,159
                                                                 ------------  ------------
Net cash used in operating activities                               (206,383)     (144,022)

Cash Flows From Investing Activities
Increases from restricted cash and cash equivalents                   (3,306)       (4,008)
Purchases of property and equipment                                 (923,673)     (656,624)
Increase in investments                                                 (125)            -
Proceeds from sale of property and equipment                          79,773         7,181
                                                                 ------------  ------------
Net cash used in investing activities                               (847,331)     (653,451)

Cash Flows From Financing Activities
Net borrowings on line-of-credit                                      34,000       159,000
Borrowings under long-term obligations                               862,228       414,917
Principal payments on long-term obligations                         (312,990)     (129,401)
Stock warrants exercised                                             245,912             -
Stock options exercised                                              177,112       252,645
                                                                 ------------  ------------
Net cash provided by financing activities                          1,006,262       697,161
                                                                 ------------  ------------

Net Decrease in Cash and Cash Equivalents                            (47,452)     (100,312)

Cash and Cash Equivalents - Beginning                                 62,321       162,633
                                                                 ------------  ------------

Cash and Cash Equivalents - Ending                               $    14,869   $    62,321
                                                                 ============  ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                           $   125,857   $   101,648
                                                                 ============  ============







   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1.     OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of certain accounting policies followed in the preparation of these financial statements. The policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements:

A. Nature of Business - The Company owns and licenses the N-Viro Process, a patented technology to treat and recycle wastewater sledges and other bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries. Revenue and the related accounts receivable are due from companies acting as independent agents or licensees, principally municipalities

B. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

F. Accounts receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due amounted to $50,940 and $32,343 of net receivables for the years ended December 31, 2008 and 2007, respectively. The Company's policy is not to accrue and record interest income on past due trade receivables. The Company does bill the customer finance charges on past due accounts and records the interest income when collected. Credit is generally granted on an unsecured basis. Periodic credit evaluations of customers are conducted and appropriate allowances are established.

     Management estimates an allowance for doubtful accounts, which was $50,000 and $40,000 as of December 31, 2008 and 2007, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

G. Property and Equipment - Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are five to fifteen years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense amounted to $395,928 and $275,295 in 2008 and 2007, respectively. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

H. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from one and one-half to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were 16.1 and 16.3 years at December 31, 2008 and 2007, respectively). Amortization expense amounted to $51,437 and $372,166 in 2008 and 2007, respectively. Estimated amortization expense, based on these patent costs and territory rights at December 31, 2008, for each of the ensuing five years is as follows: 2009 - $29,000; 2010 - $26,000; 2011 - $23,000; 2012 -
$19,000; 2013 - $15,000. Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. At
December 31, 2007, management believed that certain territory agreements, trademark agreements and patents had remaining lives shorter than currently recorded. These represented intangible assets with a cost basis of $588,593 and a carrying value of $298,814, based upon estimated future lives. Subsequently, the Company wrote down those intangible assets to a zero carrying value and recorded a charge to amortization expense, which is included in operating expenses, for $289,779 at December 31, 2007. In accordance with SFAS No. 142, the Company tests for impairment annually.

     The Company was also amortizing the capitalized cost of obtaining its credit facility, for the additional collateral required and evidenced by a warrant to purchase 50,000 shares of the Company's common stock. The Company estimated this cost at February 26, 2003 to be $30,000, and was amortizing this over 4 years by the straight-line method. Amortization expense amounted to $1,250 in 2007, the last year.

     The Company has capitalized the cost of acquiring certain customer licenses and contracts as part of the acquisition of Florida N-Viro on December 31, 2006. Amortization expense amounted to $14,422 in 2008 and $26,940 in 2007. Estimated amortization expense, based on these capitalized license and contracts at December 31, 2008, for each of the ensuing five years is as follows: 2009 -
$7,000;  2010  -  $6,000;  2011  -  $2,000;  2012  -  $2,000;  2013  -  $2,000.

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

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

J. Loss Per Common Share - Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2008 and 2007, the effects of the stock options granted are excluded from the diluted per share calculation because they would be antidilutive.

K. Stock Options - The Company follows the provisions of SFAS Statements No. 123R and No. 148 which prescribe a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation to employees.

L. New Accounting Standards - In May 2008, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

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

NOTE  2.     BALANCE  SHEET  DATA

PROPERTY  AND  EQUIPMENT  (AT  COST):



                                      2008        2007
                                   ----------  ----------
Leasehold improvements             $  116,458  $  117,524
Equipment                           2,779,103   1,957,568
Furniture, fixtures and computers      48,216      52,280
                                   ----------  ----------
                                    2,943,777   2,127,372
Less accumulated depreciation       1,162,487     826,944
                                   ----------  ----------

                                   $1,781,290  $1,300,428
                                   ==========  ==========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


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

In December, 2008, the Company cancelled the SAMI Agreement and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $164,171 in 2008.

In December 2006, the Company executed an Investor Relations Agreement with Institutional Analyst, or the IA Agreement. The Company engaged IA to provide services as an investor relations consultant for the Company for a term of one year from the date of the Agreement. For its services, the Company paid IA $10,000 cash and issued 100,000 common stock purchase warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $2.00 per share. Total valuation of the services to be performed as part of the IA Agreement was estimated to be $113,700, and was fully amortized in 2007. The Company recorded this amount as deferred costs in 2006, with the short-term portion in current assets and the long-term portion in intangibles and other assets as deferred costs.

In April 2007, the Company executed a Consulting Agreement with Weil Consulting Corporation, or the Weil Agreement. The Company engaged Weil to provide services as a consultant in general business affairs of the Company for a term of two years from the date of the Weil Agreement. For its services, the Company issued Weil 35,000 shares of the Company's unregistered common stock. Total valuation of the services to be performed as part of the Weil Agreement was estimated to be $61,000, to be amortized over the two year period. The Company recorded this amount as deferred costs, with the short-term portion in current assets and the long-term portion in intangibles and other assets as deferred costs.

NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

In December, 2008, the Company cancelled the Weil Agreement and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $39,809 in 2008.

In January 2008, the Company executed a second Consulting Agreement with Weil Consulting Corporation, or the Weil Agreement #2. The Company engaged Weil to provide services as a consultant in general business affairs of the Company for a term of two years from the date of the Weil Agreement #2. For its services, the Company issued Weil 50,000 shares of the Company's unregistered common stock. Total valuation of the services to be performed as part of the Weil Agreement #2 was estimated to be $133,000, to be amortized over the two year period. The Company recorded this amount as deferred costs, with the short-term portion in current assets and the long-term portion in intangibles and other assets as deferred costs.
In December, 2008, the Company cancelled the Weil Agreement #2 and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $133,000 in 2008.

In January 2008, the Company executed a Consulting Agreement with SLD Capital Corporation, or the SLD Agreement. The Company engaged SLD to provide services as a consultant in general business affairs of the Company for a term of two years from the date of the SLD Agreement. For its services, the Company issued SLD 50,000 shares of the Company's unregistered common stock. Total valuation of the services to be performed as part of the SLD Agreement was estimated to be $133,000, to be amortized over the two year period. The Company recorded this amount as deferred costs, with the short-term portion in current assets and the long-term portion in intangibles and other assets as deferred costs.

In December, 2008, the Company cancelled the SLD Agreement and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $133,000 in 2008.


The  following  is  a summary of intangible and other assets, net as of December
31:



                                                      2008      2007
                                                    --------  --------
Patents and related intangibles, less accumulated
amortization (2008 - $376,150;  2007 - $500,557)    $155,733  $192,173

Territory rights, less accumulated amortization
(2008 - $5,294;  2007 - $4,706)                        4,706     5,294

Customer list, less accumulated amortization
(2008 - $41,362;  2007 - $26,940)                     21,393    35,815

Deferred costs, less accumulated amortization
(2008 - $794,762;  2007 - $438,482)                        -    77,549

Other                                                  7,496     7,692
                                                    --------  --------

                                                    $189,328  $318,523
                                                    ========  ========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

ACCRUED  LIABILITIES:



                                         2008      2007
                                       --------  --------
Accrued payroll and employee benefits  $ 14,386  $ 29,097
Sales tax payable                       177,455   177,360
Deferred revenue                              -    28,000
Interest payable                          1,584     1,718
                                       --------  --------

                                       $193,425  $236,175
                                       ========  ========


NOTE 3.     PLEDGED ASSETS, LINE-OF-CREDIT AND LONG-TERM DEBT

During 2008, the Company had a line of credit up to $400,000 at the prime rate (3.25% at December 31, 2008) plus 1.5% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling $138,812 from the Bank are held as a condition of maintaining the line of credit. At December 31, 2008, the Company had $2,000 of borrowing capacity under the credit facility.

Long-term debt at December 31, 2008 and 2007 is as follows:


                                      2008       2007
                                   ----------  --------
Notes payable - banks              $  938,970  $300,313
Notes payable - equipment vendors     183,481   246,588
Note payable - VFL                    373,414   399,726
                                   ----------  --------
                                    1,495,865   946,627
Less current maturities               360,501   174,253
                                   ----------  --------

                                   $1,135,364  $772,374
                                   ==========  ========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

During 2008, the Company borrowed a total of $124,252 from three lenders to purchase insurance policies for general, property and directors & officers insurance coverage during the year. A total of three term notes were issued, ranging from 5.5% to 10% interest for a term not more than one year, monthly payments totalling $13,930 and each are unsecured. The total amount owed on all notes as of December 31, 2008 was approximately $50,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is August 2009.

During 2008, the Company's wholly-owned subsidiary, Bio-Mineral Transportation LLC ("BMT"), borrowed a total of $552,975 from three lenders to purchase automotive equipment that were placed into service during the year. A total of four term notes were issued, ranging from 7% to 8.8% interest for five years, monthly payments totaling $11,085 and each are secured by the automotive equipment. The total amount owed on all notes by BMT as of December 31, 2008 was approximately $857,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is October 2013.

NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT  (CONTINUED)

Also during 2008, the Company's wholly-owned subsidiary, Florida N-Viro LP ("Florida"), borrowed a total of $185,000 from a lender to purchase processing equipment that was placed in service during the year. A term note was issued at 8.8% interest for three years, monthly payments of $5,867 and secured by the equipment The total amount owed on all notes by Florida as of December 31, 2008 was approximately $216,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is May 2012.

On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of December 31, 2008 was approximately $373,000 and the first installment of $27,338 was paid on time in early 2008. The second installment of approximately $31,000 is expected to be paid on time in early 2009, subject to expected royalty offsets through 2008.

Approximate aggregate maturities of long-term debt, including interest, for the years ending December 31 are as follows: 2009 - $466,000; 2010 - $409,000;
2011  -  $362,000;  2012  -  $226,000;  2013  and  after  -  $338,000.


NOTE 4.     RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008, the Company paid R. Francis DiPrete, a member of the Board, fees for consulting services. These fees were exclusive of director fees and expenses paid for with cash and stock options.

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

The following table summarizes these payments for 2008 and 2007 and the balance to each of any monies owed as of December 31, 2008 and 2007:



  Payee               Year  Trucking, repairs and services   Consulting fees   Account payable balance at December 31
  ------------------  ----  -------------------------------  ----------------  ---------------------------------------
  R. Francis DiPrete  2008  $                             -  $          2,500  $                                     -
  Gardenscape         2007                           14,235                 -                                        -
  Carl Richard        2007                                -             4,848                                        -
  Nicholas Lynn       2007                                -             2,500                                        -


                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 5.     EQUITY TRANSACTIONS

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004 and amended in June 2008 for directors and key employees under which 1,500,000 shares of common stock may be issued. Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest immediately, but can not be exercised until six months from the date of grant. Options were granted in 2008 and 2007 at the approximate market value of the stock at date of grant.

In May 2004, 50,000 stock options were granted to Michael G. Nicholson pursuant to his employment agreement dated June 2003. In the third quarter of 2004, the Company and Mr. Nicholson renegotiated primarily the stock option portion of the employment agreement, and changed the vesting of the 50,000 options as well as the pricing. This amended agreement states the first 30,000 options are fully vested at an option price of $0.90, and the balance of 20,000 options vest on the third and fourth anniversary of the original agreement, June 6, 2005 and 2006, but priced at $1.95. Because these options were priced lower than the fair market value as of the amended agreement date, the Company took a charge to earnings totaling approximately $68,400 ratably from 2004 through June, 2007, the ending date of his employment agreement. This charge was $8,842 for the year ended December 31, 2007.

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

In April 2007, the Company executed a Consulting Agreement, or the Weil Agreement, with Weil Consulting Corporation, or Weil. For its services, the Company issued Weil 35,000 shares of the Company's unregistered common stock. To reflect the value of the stock issued for the consulting services provided, the Company was taking a charge to earnings totaling approximately $61,000 ratably through April, 2009, the ending date of the Weil Agreement. This charge was approximately $21,000 for 2007. In December, 2008, the Company cancelled the Weil Agreement and took a charge to earnings for the balance of the unamortized costs on the remaining agreement, or a total of approximately $40,000 in 2008.

On June 12, 2007, 100,000 stock options were granted to Robert W. Bohmer pursuant to his two-year employment agreement dated June 2007. The options vest 25% immediately and the balance over three 6-month periods. To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $280,000 ratably through June, 2011, the ending date of his employment agreement, extended in June 2008 for two additional years. This charge was $93,333 for 2008 and $70,000 for 2007. In connection with the option grant to Mr. Bohmer, the Board of Directors adopted a waiver of certain provisions of the plan which would otherwise limit the number of options that any participant may receive. In particular, the plan provides that a participant may not receive options to purchase more that 25,000 shares of common stock during any calendar year. The Board adopted a limited amendment of these limitations in order to make the grants to Mr. Bohmer.

In January 2008, the Company executed a second Consulting Agreement with Weil Consulting Corporation, or the Weil Agreement #2. The Company engaged Weil to provide services as a consultant in general business affairs of the Company for a term of two years from the date of the Weil Agreement #2. For its services, the Company issued Weil 50,000 shares of the Company's unregistered common stock. Total valuation of the services to be performed as part of the Weil Agreement #2 was estimated to be $133,000, to be amortized over the two year period. In December, 2008, the Company cancelled the Weil Agreement #2 and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $133,000 in 2008.

In January 2008, the Company executed a Consulting Agreement with SLD Capital Corporation, or the SLD Agreement. The Company engaged SLD to provide services as a consultant in general business affairs of the Company for a term of two years from the date of the SLD Agreement. For its services, the Company issued SLD 50,000 shares of the Company's unregistered common stock. Total valuation of the services to be performed as part of the SLD Agreement was estimated to be $133,000, to be amortized over the two year period. The Company recorded this amount as deferred costs, with the short-term portion in current assets and the long-term portion in Intangibles and other assets as deferred costs. In December, 2008, the Company cancelled the SLD Agreement and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $133,000 in 2008.

There were 109,900 stock options exercised in 2008, 146,300 in 2007. A total of twelve grantees exercised at an average weighted price of $2.14.

The following summarizes the number of grants and their respective exercise prices and grant date fair values per option for the years ended December 31, 2008 and 2007 and the number outstanding and exercisable at those dates:



                                                         2008                         2007
                                            ---------------------------   --------------------------
                                                           Weighted                     Weighted
                                                            Average                      Average
                                              Shares    Exercise Price     Shares    Exercise Price
                                            ----------  ---------------   ---------  ---------------
Outstanding, beginning of year                839,925   $          2.19   1,031,875  $          2.10
Granted                                        22,500              3.61     142,500             2.79
Exercised                                    (109,900)             2.14    (146,300)            1.73
Expired during the year                      (  6,500)             2.31    (188,150)            2.47
                                            ----------                    ---------
Outstanding, end of year                      746,025              2.28     839,925             2.19
                                            ==========                    =========

Eligible for exercise at end of year          746,025              2.28     774,925             2.18
                                            ==========                    =========

Weighted average fair value per option for
options granted during the year                         $          3.61              $          2.79
                                                        ===============              ===============


A further summary of stock options follows:


                                         Options Outstanding                    Options Exercisable
                            --------------------------------------------  ------------------------------
                                                   Weighted                    Weighted
                                                   Average     Weighted         Average        Weighted
                                                  Remaining     Average        Remaining        Average
                                                 Contractual   Exercise      Contractual       Exercise
                            Number Outstanding       Life        Price           Life            Price
                            -------------------  ------------  ---------  -------------------  ---------
                                                  2008
-------------------------------------------------------------------------------------------------------
Range of exercise prices:
0.70 - $1.45                            37,925          5.19  $    1.15               37,925  $    1.15
1.50 - $1.99                            92,450          4.64       1.71               92,450       1.71
2.00 - $2.40                           350,000          7.42       2.02              350,000       2.02
2.45 - $3.05                           240,150          6.98       2.83              240,150       2.83
4.00 - $5.19                            25,500          6.01       4.36               25,500       4.36
                            -------------------                           -------------------
                                       746,025                                       746,025

                                                  2007
-------------------------------------------------------------------------------------------------------
Range of exercise prices:
0.70 - $1.45                            50,875          6.37  $    1.10               50,875  $    1.10
1.50 - $1.99                           120,650          5.76       1.75              120,650       1.75
2.00 - $2.40                           397,750          7.74       2.04              397,750       2.04
2.45 - $3.05                           260,150          7.73       2.83              195,150       2.85
3.90 - $5.19                            10,500          2.36       5.03               10,500       5.03
                            -------------------                           -------------------
                                       839,925                                       774,925


NOTE  6.     REVENUE  AND  MAJOR  CUSTOMERS

Revenues for the years ended December 31, 2008 and 2007 consist of the following:



                          2008        2007
                       ----------  ----------
Facility management    $3,188,539  $2,272,699
Technology fees            36,241     223,199
Products and services   1,776,994   1,589,233
                       ----------  ----------

                       $5,001,774  $4,085,131
                       ==========  ==========



                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Revenues for the years ended December 31, 2008 and 2007 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management, and, products and services classifications), which represented approximately 39% for each year of total consolidated revenue. The accounts receivable balance due (which is unsecured) from this customer at December 31, 2008 and 2007 was approximately $110,000 and $128,000, respectively. The Company has six customers billed through Florida N-Viro, each representing between 5%-12% of the consolidated revenue for the Company - total accounts receivable balance for these six customers at December 31, 2008 and 2007 was approximately $229,000 and $143,000, respectively.

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

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in March, 2009 for five years. The total minimum rental commitment for the years ending December 31, 2009 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for the year ended December 31, 2008 and 2007 is $48,000.

The Company leases processing equipment at it's Florida location which began in 2006 under a four year contract. The total minimum rental commitment for the years ended December 31, 2009 and 2010 is $31,000 and $3,000, respectively.

The Company also leases other processing equipment at it's Florida location which began in February 2008 under a three year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2009 - $46,200; 2010 - $46,200; 2011 - 4,000.

The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal bio-solids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July of 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February of 2009, the Company agreed to enter into an administrative consent degree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent degree, the Company agreed to pay a civil penalty in the amount of $20,000. Payment of the penalty will be made in installments of $4,000 over a 15-month period.

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

NOTE 8.     INCOME TAX MATTERS

The composition of the deferred tax assets and liabilities at December 31, 2008 and 2007 is as follows:


                                                      2008          2007
                                                  ------------  ------------
Gross deferred tax liabilities:
Property + equipment depreciation + amortization  $   (94,900)  $   (49,100)
Gross deferred tax assets:
Loss carryforwards                                  6,687,800     6,249,000
Section 754 basis step up                             201,600       226,800
Allowance for doubtful accounts                        20,000        16,000
Other                                                   3,300         8,200

Less valuation allowance                           (6,817,800)   (6,450,900)
                                                  ------------  ------------

                                                  $         -   $         -
                                                  ============  ============



The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2008 and 2007 and are as follows:


                                                   2008        2007
                                                ----------  ----------
Computed "expected" tax (credits)               $(462,700)  $(600,200)
State taxes, net of federal tax benefit           (40,700)    (52,800)
(Decrease) increase in income taxes resulting
from:
Change in valuation allowance                     366,900     732,200
Stock options and warrants                         68,800     (17,700)
Other                                              67,700     (61,500)
                                                ----------  ----------

                                                $       -   $       -
                                                ==========  ==========



The net operating losses available at December 31, 2008 to offset future taxable income total approximately $16,800,000 and expire principally in years 2009 - 2028. Approximately $6,124,000 will expire if not used to offset taxable income for the 2009 tax year.

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

The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2008 and 2007 (dollars in thousands).


                                                Other
                               Management     Domestic    Foreign     Research &
                               Operations   Operations   Operations   Development   Total
                               -----------  -----------  -----------  ------------  ------
                                                         2008
                               -----------------------------------------------------------
Revenues                       $     4,630  $       372  $         -  $          -  $5,002
Cost of revenues                     3,987          273            -             -   4,260
                               -----------  -----------  -----------  ------------  ------
Segment profits                        643           99            -             -     742

Identifiable assets                  1,769            -            -             -   1,769

Depreciation and Amortization          285          124            -             -     409


                                                         2007
                               -----------------------------------------------------------
Revenues                       $     3,110  $       959  $        16  $          -  $4,085
Cost of revenues                     2,638          742            -             -   3,380
                               -----------  -----------  -----------  ------------  ------
Segment profits                        472          217           16             -     705

Identifiable assets                  1,196           87            -             -   1,283

Depreciation and Amortization          182          119            -             -     301


A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2008 and 2007 follows (dollars in thousands):


                                                          2008      2007
                                                        --------  --------
Segment profits:
Segment profits for reportable segments                 $   742   $   705
Corporate selling, general and administrative
expenses and research and development costs              (1,930)   (2,146)
Other income (expense)                                       31       (59)
                                                        --------  --------
Consolidated earnings before taxes                      $(1,157)  $(1,500)
                                                        ========  ========

Identifiable assets:
Identifiable assets for reportable segments             $ 1,769   $ 1,283
Corporate property and equipment                             12        17
Current assets not allocated to segments                    712       824
Intangible and other assets not allocated to segments       190       319
                                                        --------  --------
Consolidated assets                                     $ 2,683   $ 2,443
                                                        ========  ========

Depreciation and amortization:
Depreciation and amortization for reportable segments   $   409   $   301
Corporate depreciation and amortization                      38       373
                                                        --------  --------
Consolidated depreciation and amortization              $   447   $   674
                                                        ========  ========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


NOTE 10.     401(K) PLAN

     The Company has a 401(k) plan covering substantially all employees which provides for contributions in such amounts as the Board of Directors may determine annually. Participating employees may also contribute a portion of their annual compensation. There were no employer contributions for the years ended December 31, 2008 and 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


ITEM  9A(T).     CONTROLS  AND  PROCEDURES

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

     Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control
- Integrated Framework. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2008 for the reasons described below.

     As stated in our Form 10-KSB for the year ended December 31, 2007, we reported that, based on the assessment of our principal executive officer and principal financial officer, our internal controls over financial reporting were not effective as of December 31, 2007, we identified the following material weakness:

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

     We continue to develop and implement a remediation plan to address the material weakness. To date, our remediation efforts have included adoption of an expense reimbursement policy and the hiring of an employee to assist in the financial area of our business. However, due to our continuing lack of financial resources to hire and train accounting and financial personnel, we have not yet fully remedied this material weakness.

     During the quarter ended December 31, 2008, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     While we are not aware of any material errors to date, our inability to maintain the adequate internal controls may result in a material error in our financial statements. Further, because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.


ITEM  9B.     OTHER  INFORMATION

     None

                                    PART III

ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE

     The information required by this Item is incorporated by reference to the information under the heading "Election of Directors" and "Management - Directors and Executive Officers" in the definitive proxy statement of the Company for the 2009 Annual Meeting of Stockholders.


ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the definitive proxy statement of the Company for the 2009 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement of the Company for the 2009 Annual Meeting of Stockholders.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

     The information required by this Item is incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company for the 2009 Annual Meeting of Stockholders.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The information required by this Item is incorporated by reference to the information under the heading "Independent Auditors" in the definitive proxy statement of the Company for the 2009 Annual Meeting of Stockholders.


                                    PART IV


ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

Exhibit
No.     Description
---     -----------

3.1 Second Amended and Restated Certificate of Incorporation of the Company, dated August 14, 2008 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed  August  14,  2008)

3.2 Second Amended and Restated By-Laws of the Company, effective June 17, 2008 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14,
2008).

10.1 Commercial Line of Credit Agreement and Note dated October 15, 2008, between N-Viro International Corporation and Monroe Bank + Trust (incorporated by reference to Exhibit 99.1 to Form 8-K filed October 27, 2008).

10.2 First Amendment to Consulting Agreement dated July 1, 2004 between Terry J. Logan and N-Viro International Corporation, effective February 13, 2006 (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 20, 2006).*

10.3     Employment  Agreement,  dated  February  13,  2007  between  Timothy R.
Kasmoch  and  N-Viro  International  Corporation  (incorporated  by reference to
Exhibit  10.1  to  Form  8-K  filed  March  12,  2007).*

10.4     First  Amendment  to  Employment Agreement, dated April 2, 2008 between
Timothy R. Kasmoch and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 7, 2008).

10.5 Employment Agreement, dated June 12, 2007 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2007).*

10.6 First Amendment to Employment Agreement, dated June 19, 2008 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2008).

10.7 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Form S-8 filed May 9, 2000).*

10.8 The N-Viro International Corporation 2004 Stock Option Plan (incorporated by reference to Form S-8 filed December 20, 2004).*

10.9 The N-Viro International Corporation Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed May 14, 2008).*

14.1     Code  of  Ethics.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


               #     Only  included  in  Form 10-K filed electronically with the
Securities  and  Exchange  Commission.

               * Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     N-VIRO  INTERNATIONAL  CORPORATION
Dated:  March  31,  2009

     By:  /s/  Timothy  R.  Kasmoch
        ---------------------------
          Timothy R. Kasmoch, Chief Executive Officer and President (Principal Executive Officer)


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

Dated:  March  31,  2009

/s/  Timothy  R.  Kasmoch                                 /s/  James  K.  McHugh
-------------------------                                 ----------------------
Timothy  R.  Kasmoch,  Chief  Executive  Officer,              James  K.  McHugh
President and Director          Chief Financial Officer, Secretary and Treasurer
(Principal  Executive  Officer)                  (Principal  Financial  Officer)


/s/James  H.  Hartung*                              /s/  R.  Francis  DiPrete  *
----------------------                              ----------------------------
James  H.  Hartung,  Director  and Chairman of the Board     R. Francis DiPrete,
                                                                        Director


/s/  JosephH.Scheib,  Director  *                         /s/  Mark  D.  Hagans*
---------------------------------                         ----------------------
Joseph  H.  Scheib,  Director                        Mark  D.  Hagans,  Director


/s/  Carl  Richard*                                      /s/Thomas  L.  Kovacik*
-------------------                                      -----------------------
Carl  Richard,  Director                          Thomas  L.  Kovacik,  Director