Form 10-K/A
period 2008-12-31
N-VIRO INTERNATIONAL CORP
filed 2009-04-30
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                                EXPLANATORY NOTE
                                ----------------

     The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to include all of the Part III information required by applicable SEC rules and regulations. The Registrant intended to satisfy its obligations by incorporating by reference into Part III of its Annual Report on Form 10-K the Registrant's definitive proxy statement for its 2009 Annual Meeting of Stockholders. However, the Registrant will be unable to file its definitive proxy statement within the time period allotted for incorporation by reference under applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in its Annual Report on Form 10-K for the year ended December 31, 2008.

     As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officers are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in its Annual Report on Form 10-K for the year ended dateYear2008Day31Month12December 31, 2008 to add such reports as Exhibits.

     Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and does not purport to reflect any information or events subsequent to the filing thereof.

     We refer to N-Viro International Corporation as "N-Viro," "us," "we" and "our" in this report.


                                    PART III

ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE

                            DIRECTORS OF THE COMPANY

     The Board is currently composed of four Class I Directors: R. Francis DiPrete, Carl Richard, Joseph H. Scheib and Mark D. Hagans; and three Class II
Directors: James H. Hartung, Timothy R. Kasmoch and Thomas L. Kovacik (whose terms will expire upon the election and qualification of directors at the annual meetings of stockholders to be held in 2009 and 2010, respectively). At each annual meeting of stockholders, directors will be elected for a full term of two years to succeed those directors whose terms are expiring.

     R. Francis DiPrete has informed the Board that he will retire from the Board immediately prior to the 2009 Annual Meeting of Stockholders, and his service as a director of the Company will end at that time. The Board is currently pursuing the nomination of a replacement for vacancy caused by Mr. DiPrete's retirement, and expects to name a nominee in the proxy statement for the 2009 Annual Meeting of Stockholders to be voted upon by stockholders at the 2009 Annual Meeting.

     The  following  table  sets  forth  the  names  and  ages of our directors.


Name                Age                         Position
------------------  ---  --------------------------------------------------------
R. Francis DiPrete   54  Class I Director
Mark D. Hagans       42  Class I Director
James H. Hartung     66  Class II Director
Timothy R. Kasmoch   47  Class II Director, President and Chief Executive Officer
Thomas L. Kovacik    61  Class II Director
Carl Richard         82  Class I Director
Joseph H. Scheib     52  Class I Director


R. FRANCIS DIPRETE is a self-employed attorney and business consultant who has served as a Director since May 2000. Mr. DiPrete is licensed to practice law in Rhode Island and Connecticut, and has served as a director or officers of various corporations, both public and private. Mr. DiPrete graduated from Rutgers University with a B.A., and received his law degree from Roger Williams University, School of Law. Mr. DiPrete is a member of the Board's Audit and Compensation Committees. Mr. DiPrete has informed the Board that he will retire from the Board immediately prior to the 2009 Annual Meeting of Stockholders, and his service as a director of the Company will end at that time.

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

JAMES H. HARTUNG is the former President and Chief Executive Officer of the Toledo-Lucas County (Ohio) Port Authority, a position he held from 1994 until 2008. Mr. Hartung has served as our Director since January 2006 and is a member of the Board's Compensation and Nominating Committees. Mr. Hartung's son, Howard, was our Chief Operating Officer until his resignation in January 2008.

TIMOTHY R. KASMOCH has been our President and Chief Executive Officer since February 2006 and a Director since January 2006. Until April 1, 2007, Mr.
Kasmoch was also President and CEO of Tri-State Garden Supply, d/b/a Gardenscape, a bagger and distributor of lawn and garden products, which has provided trucking services to our Company. Mr. Kasmoch is a graduate of Penn State University. Mr. Kasmoch is a member of the Board's Finance and Technology Committees.

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

CARL RICHARD is the former Executive Vice-President of P.R. Transportation, a trucking company located in Toledo, Ohio, and was a consultant to us from January 2006 to April 2007. Mr. Richard served as Vice-President of C.A. Transportation from 1988 through 2000 and as Vice-President of R.O.S.S. Investments, a real estate holding company, from 1980 through 2000. Mr. Richard has served as our Director since December 2004 and is a member of the Board's Nominating Committee.

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


KEY  RELATIONSHIPS

     None.

                     CORPORATE GOVERNANCE AND BOARD MATTERS

MEETINGS  OF  THE  BOARD  OF  DIRECTORS

     Our business, property and affairs are managed under the direction of our Board. The Board presently consists of seven members. Our Board held three formal meetings during 2008, consisting of two regular meetings and one special meeting. Each director attended 100% of the aggregate number of meetings held by the Board of Directors and the Committees of the Board of Directors on which he served. It is the policy of the Company that the members of the Board attend our annual stockholder meeting. Failure to attend annual meetings without good reason is a factor the Nominating Committee will consider in determining whether to renominate a current Board member. All seven members of the Board attended the 2008 Annual Meeting.

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

BOARD  INDEPENDENCE

     Although we are not subject to the listing requirements of any stock exchange, we are committed to a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. The Board has reviewed the independence of its members, applying the NASDAQ standards and considering other commercial, legal, accounting and familial relationships between the Directors and us. The Board has determined that all of the Directors are independent other than Mr. Kasmoch, who is not an independent Director by virtue of his current position as our chief executive officer.

CODE  OF  ETHICS

     We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board. A copy of the Code of Ethics is attached as Exhibit
14.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, and is posted on our web site at www.nviro.com.
                                    -------------

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

     The Audit Committee recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities. During 2008, the Audit Committee met three times. The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2009. The Audit committee is governed by a written charter, a copy of which was attached to the Proxy Statement for our annual meeting held on June 8, 2007.

COMPENSATION COMMITTEE

     The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options pursuant to our stock option plans. The Compensation Committee does not have a written charter. The Compensation
Committee currently consists of Messrs. Kovacik, DiPrete and Hartung. The Compensation Committee met two times during 2008.

     The Board has determined that a majority of the members of the committee are "independent" as determined under the NASDAQ standards. Prior to January 2008, Mr. Hartung was not deemed to be "independent" due to his son, Howard Hartung, serving as one of our executive officers. Despite his lack of "independence," the Board determined that Mr. Hartung's exercise of independent judgment was not affected by this relationship. In January 2008, Mr. Hartung's son resigned from employment with us, and Mr. Hartung is considered to be an "independent" director.

FINANCE  COMMITTEE

     The Finance Committee, consisting of Messrs. Hagans, Kasmoch and Scheib, assists in monitoring our cash flow requirements and approves any internal or external financing or leasing arrangements. The Finance Committee does not have a written charter. This committee met once during 2008.

NOMINATING  COMMITTEE

     The Nominating Committee, consisting of Messrs. Scheib, Richard and Hartung, considers and recommends to the Board qualified candidates for election as Board members, and establishes and periodically reviews criteria for selection of directors. The Nominating Committee does not have a written charter. The committee met one time during 2008.

     The Board has determined that a majority of the members of the committee are "independent" as determined under the NASDAQ standards. Prior to January 2008, Mr. Hartung was not deemed to be "independent" due to his son, Howard Hartung, serving as one of our executive officers. Despite his lack of "independence," the Board determined that Mr. Hartung's exercise of independent judgment was not affected by this relationship. In January 2008, Mr. Hartung's son resigned from employment with us, and Mr. Hartung is considered to be an "independent" director.

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

     All stockholder recommended candidates should be independent and possess substantial and significant experience which would be of value to us in the performance of the duties of a director. In addition, any stockholder director nominee recommendation must include, at a minimum, the following information: the stockholder's name; address; the number and class of shares owned; the candidate's biographical information, including name, residential and business address, telephone number, age, education, accomplishments, employment history (including positions held and current position), and current and former directorships; and the stockholder's opinion as to whether the stockholder recommended candidate meets the definitions of "independent" under the NASDAQ standards. In addition, the recommendation letter must provide the information that would be required to be disclosed in the solicitation of proxies for election of directors under federal securities laws. The stockholder must include the candidate's statement that he/she meets these requirements; is willing to promptly complete the Questionnaire required of all officers, directors and candidates for nomination to the Board; will provide such other information as the Committee may reasonably request; consents to serve on the Board if elected; and acknowledges that such candidate will comply with the Board's policy of tendering a resignation that will become effective automatically only in the event that that candidate fails to receive a majority of the votes cast in an election of directors subject to majority voting.

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

     Under our current stock option plan, approved by the stockholders in May 2004 and amended by the stockholders in June 2008, each non-employee Director automatically receives a grant of options to purchase 2,500 shares of Common Stock for each regular meeting attended, and an option to purchase 1,250 shares of Common Stock for each special meeting attended, subject to a maximum of options to purchase 15,000 in any year.

     Directors who are our employees do not receive any additional compensation for serving as Directors. Directors who are our consultants do not receive any additional cash compensation for serving as Directors, but do receive stock options per the provisions of the N-Viro International Corporation Amended and Restated 2004 Stock Option Plan.

                             DIRECTOR COMPENSATION

                       Fees                        Non-Equity    Non-Qualified   Non-Qualified
                    Earned or                       Incentive      Incentive        Deferred            All
                     Paid in     Stock   Option       Plan            Plan        Compensation         Other
Name                   Cash     Awards   Awards   Compensation    Compensation      Earnings     Compensation (1)    TOTAL
------------------  ----------  -------  -------  -------------  --------------  --------------  -----------------  --------
R. Francis DiPrete  $    4,000        -  $13,525              -               -               -              2,500  $ 20,025
Joseph H. Scheib    $    4,000        -  $13,525              -               -               -                  -  $ 17,525
Carl Richard        $    4,000        -  $13,525              -               -               -                  -  $ 17,525
James H. Hartung    $    4,000        -  $13,525              -               -               -                  -  $ 17,525
Mark D. Hagans      $    4,000        -  $13,525              -               -               -                  -  $ 17,525
Thomas L. Kovacik   $    4,000        -  $13,525              -               -               -                  -  $ 17,525
Timothy R. Kasmoch           -        -        -              -               -               -                  -  $      0
                    ----------  -------  -------  -------------  --------------  --------------  -----------------  --------
                    $   24,000  $     0  $81,150  $           0  $            0  $            0  $           2,500  $107,650
                    ==========  =======  =======  =============  ==============  ==============  =================  ========


(1)  Represents  consulting fees paid to Mr. DiPrete as approved by the Board of  Directors.



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


Name                Age                      Position
------------------  ---  ------------------------------------------------

Timothy R. Kasmoch   47  President and Chief Executive Officer
Robert W. Bohmer     39  V.P. Business Development and General Counsel
James K. McHugh      50  Chief Financial Officer, Secretary and Treasurer



ROBERT W. BOHMER has been our Vice-President for Business Development and General Counsel since July 2007. Since 1996, Mr. Bohmer has been with the law firm of Watkins, Bates and Carey, LLP, Toledo, Ohio. Since 2005, Mr. Bohmer served as general outside counsel to the Company.

JAMES K. MCHUGH has served as our Chief Financial Officer, Secretary and Treasurer since January 1997. Prior to that date, Mr. McHugh served the Company and our predecessor company in various financial positions since April 1992.


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2008, with the following exceptions:

R. Francis DiPrete was late filing the following Form 4's (Statement of Changes of Beneficial Ownership of Securities) during 2008: (i) a Form 4 was filed on August 4, 2008, reporting late one sale of Common Stock on July 31, 2008, (ii) a Form 4 was filed on August 6, 2008, reporting late two sales of Common Stock on July 31, 2008 and one sale of Common Stock on August 1, 2008, (iii) a Form 4 was filed on September 17, 2008, reporting late one sale of Common Stock on September 12, 2008.

Timothy R. Kasmoch was late filing a Form 4 on January 5, 2009, reporting late one purchase of Common Stock on December 30, 2008.


ITEM  11.     EXECUTIVE  COMPENSATION

     The following table presents the total compensation paid to our Chief Executive Officer, V.P. Business Development and Chief Financial Officer during 2008. There were no other executive officers who were serving at the end of 2008 and whose total compensation exceeded $100,000.


                                                                     Non-Equity   Nonqualified
                                                                     Incentive      Deferred
Name and Principal                                 Stock   Option       Plan      Compensation    All Other
Position                   Year   Salary   Bonus  Awards   Awards   Compensation    Earnings    Compensation    TOTAL
-------------------------  ----  --------  -----  -------  -------  ------------  ------------  -------------  --------
TIMOTHY R. KASMOCH         2008  $150,000      -        -        -             -             -  $           0  $150,000
President and Chief        2007  $139,788      -  $ 7,875  $     0             -             -  $           0  $147,663
  Executive Officer (1)

ROBERT W. BOHMER           2008  $150,000      -        -  $93,333             -             -  $           0  $243,333
V.P. Business Develop. +   2007  $ 75,000      -        -  $70,000             -             -  $           0  $145,000
  General Counsel (2)

JAMES K. MCHUGH            2008  $100,044      -        -        -             -             -  $         552  $100,596
Chief Financial Officer,   2007  $ 93,945      -        -        -             -             -  $         360  $ 94,305
  Secretary + Treasurer (3)


(1) Mr. Kasmoch was appointed CEO on dateYear2006Day14Month2February 14, 2006, effective with his employment date. Mr. Kasmoch received $7,875 for the value of unregistered shares of Common Stock in 2007, pursuant to the terms of his Employment Agreement signed February 14, 2006.

(2) Mr. Bohmer was appointed V.P. Business Development and General Counsel and started his employment on July 1, 2007. He was granted 100,000 stock options pursuant to our Amended and Restated 2004 Stock Option Plan, in accordance with his Employment Agreement dated June 12, 2007. In June 2008, his employment agreement was extended for two (2) additional years. These options were valued at $70,000 for 2007, revalued at $93,333 for 2008 and $280,000 over the four-year  life  of  his  employment  agreement.

(3) Mr. McHugh is taxed on the imputed benefit of a life insurance policy that benefits his personal beneficiary for one-half the face value and N-Viro International Corporation for one-half the face value of the policy.



                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


                    OPTION AWARDS                                                          STOCK AWARDS
                    ---------------------------------------------------------------------- --------------------------

                                                       Equity
                                                      Incentive
                                                        Plan                                                Market
                         # of            # of          Awards:                                 # of        Value of
                      Securities      Securities    # Securities                             Shares or     Shares or
                      Underlying      Underlying     Underlying                              Units of      Units of
                     Unexercised     Unexercised     Unexercised     Option      Option     Stock That    Stock That
                     Options (#)     Options (#)      Unearned      Exercise   Expiration    Have Not      Have Not
Name                 Exercisable    Unexercisable    Options (#)   Price (#)      Date      Vested (#)    Vested ($)
------------------  --------------  --------------  -------------  ----------  ----------  -------------  -----------
Timothy R. Kasmoch           2,500               -              -  $     1.70     2/15/16              -            -
Timothy R. Kasmoch         250,000               -              -  $     2.00    12/31/16              -            -

Robert W. Bohmer           100,000               -              -  $     2.80     6/13/17              -            -

James K. McHugh              6,000               -              -  $     5.00     5/12/10              -            -
James K. McHugh              5,000               -              -  $     1.50    12/15/10              -            -
James K. McHugh             10,000               -              -  $     1.50     12/7/11              -            -
James K. McHugh             12,000               -              -  $     2.10    11/11/14              -            -
James K. McHugh             50,000               -              -  $     2.00    12/31/16              -  -


---------------------------------------------------
                       Equity           Equity
                      Incentive       Incentive
                    Plan Awards:     Plan Awards:
                     # Unearned       Market or
                       Shares,       Payout Value
                      Units or       of Unearned
                    Other Rights    Shares, Units
                      That Have    or Other Rights
                         Not          That Have
Name                 Vested (#)     Not Vested (#)
------------------  -------------  ----------------
Timothy R. Kasmoch              -                 -
Timothy R. Kasmoch              -                 -

Robert W. Bohmer                -                 -

James K. McHugh                 -                 -
James K. McHugh                 -                 -
James K. McHugh                 -                 -
James K. McHugh                 -                 -
James K. McHugh                 -                 -



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

Effective June 19, 2008, we entered into a First Amendment to the Employment Agreement (the "Amendment") with Mr. Bohmer. The Amendment extends the term of Mr. Bohmer's Employment Agreement for an additional two years. As a result, the term of Mr. Bohmer's Employment Agreement will expire on July 1, 2011, instead of July 1, 2009 as provided for in the original Employment Agreement. Except for the extension of the term, there were no other changes to Mr. Bohmer's Employment Agreement. The Amendment was approved by our Board of Directors at a regular meeting held on June 16, 2008.

EQUITY  COMPENSATION  PLAN  INFORMATION

     We maintain two stock option plans for directors, executive officers and key employees. The current plan was approved by the stockholders in May 2004, and amended by the stockholders in June 2008. The plan, as amended, authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options for up to a maximum of 1,500,000 shares of Common Stock. The total number of options granted and outstanding as of December 31, 2008 was 746,025, and the number of options available for future issuance was 626,375. Currently, the plan is administered by the Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We had outstanding 4,347,707 shares of Common Stock, $.01 par value per share, or the Common Stock, on April 27, 2009, which constitutes the only class of our outstanding voting securities.

FIVE PERCENT STOCKHOLDERS

     At April 27, 2009, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:


                                      Name                                Amount and          Percentage of
Title of                         and Address of                           Nature of        Outstanding Shares
Class                           Beneficial Owner                     Beneficial Ownership    of Common Stock
------------  -----------------------------------------------------  --------------------  -------------------
              Cooke Family Trust (1)
              90 Grande Brook Circle, #1526
Common Stock  Wakefield, Rhode Island 02879                                       753,887               17.16%
------------  -----------------------------------------------------  --------------------  -------------------


1.     The  shares  attributed  to  the  Cooke  Family  Trust  include  708,887  shares  owned beneficially  and  45,000  in Common Stock warrants exercisable to purchase an equal number of shares  of Common Stock.  This information was derived from the Schedule 13D Amendment #4 filed on  June 13, 2008.



SECURITY  OWNERSHIP  OF  MANAGEMENT

     The following table sets forth, as of April 27, 2009, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group. Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 4,347,707 shares of Common Stock outstanding on the record date. Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.


                                                       Amount and Nature of
Title of Class        Name of Beneficial Owner         Beneficial Ownership  1     Percent of Class
--------------  -------------------------------------  --------------------       -----------------
Common Stock    R. Francis DiPrete                                  144,690  2                3.23%
Common Stock    Mark D. Hagans                                       14,150  3                0.32%
Common Stock    James H. Hartung                                     32,250  4                0.74%
Common Stock    Timothy R. Kasmoch                                  410,500  5                8.83%
Common Stock    Thomas L. Kovacik                                    12,500  6                0.29%
Common Stock    Carl Richard                                        139,019  7                3.13%
Common Stock    Joseph H. Scheib                                    194,888  8                4.39%
Common Stock    Robert W. Bohmer                                    102,600  9                2.31%
Common Stock    James K. McHugh                                      91,920  10               2.07%
                All directors and executive officers
Common Stock                as a group (9 persons)                1,142,517  11              22.00%


1. Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

2. Represents 14,390 shares of Common Stock owned by Mr. DiPrete, 66,600 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 63,700 unregistered shares issuable upon exercise of warrants which are currently exercisable at $2.00 per share.

3. Represents 2,900 shares of Common Stock owned by Mr. Hagans and 11,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $2.00 to $3.90 per share.

4. Represents 2,500 shares of Common Stock owned by Mr. Hartung, 18,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 11,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at $2.00 per share.

5. Represents 100,000 unregistered shares and 8,000 registered shares of Common Stock owned by Mr. Kasmoch, 50,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at $1.85 per share and 252,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.70 to $2.00 per share.

6. Represents 1,000 shares of Common Stock owned by Mr. Kovacik and 11,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $2.00 to $3.90 per share.

7. Represents 51,000 shares of Common Stock owned by Mr. Richard, 30,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 58,019 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.00 per share.

8. Represents 104,538 shares of Common Stock owned by Mr. Scheib, 33,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share, 600 shares owned by a family member over which Mr. Scheib acts as custodian and 56,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.00 per share.

9. Represents 2,600 shares of Common Stock owned by Mr. Bohmer and 100,000 shares issuable upon exercise of options which are currently exercisable at $2.80 per share.

10. Represents 8,920 shares of Common Stock owned by Mr. McHugh and a total of 83,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.50 to $5.00 per share.

11. Represents 295,848 shares of Common Stock owned by the Directors and Officers, 600 shares owned indirectly, 607,350 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $5.00 per share and a total of 238,719 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.00 per share.



ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

     During the month of January, 2008, Howard Hartung, the son of James H. Hartung, one of our directors, was employed as our Chief Operating Officer, an executive officer position. Howard Hartung received a salary of $2,917 and no options to purchase shares of Common Stock. Howard Hartung resigned as an employee and officer of the Company in January, 2008.

DIRECTOR INDEPENDENCE

     Although we are not subject to the listing requirements of any stock exchange, we are committed to a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. Consequently, the Board has reviewed the independence of its members, applying the NASDAQ standards and considering other commercial, legal, accounting and familial relationships between the Directors and us. The Board has determined that all of the Directors are independent other than Mr. Kasmoch, who is not an independent Director by virtue of his current position as our chief executive officer, and Mr. Hartung, who was not independent during the beginning of 2008 by virtue of his son, Howard Hartung, serving as one of our executive officers. Howard Hartung resigned as our employee in January 2008.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES

     Audit services of UHY LLP ("UHY") included the audit of our annual financial statements for 2008 and 2007, and services related to quarterly filings with the SEC through the reporting period ended September 30 in each of those years. Fees for these services totaled approximately $67,000 for 2008 and $58,000 for 2007.

AUDIT  RELATED  FEES

     There were no fees billed for the years ended December 31, 2008 and December 31, 2007 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

     There were no fees billed for the years ended December 31, 2008 and December 31, 2007 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

ALL  OTHER  FEES

     UHY provided assistance on accounting related matters totaling $-0- for the year ended December 31, 2008 and $9,000 for the year ended December 31, 2007.

     Although the Audit Committee Charter does not explicitly require it, the Audit Committee approves all engagements of outside auditors before any work is begun on the engagement.


                                    PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

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

     N-VIRO  INTERNATIONAL  CORPORATION

Dated:  April  30,  2009

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

Dated:  April  30,  2009

/s/  Timothy  R.  Kasmoch*             /s/  James  K.  McHugh
--------------------------             ----------------------
Timothy  R.  Kasmoch,                  James  K.  McHugh
Chief Executive Officer                Chief Financial Officer,
President and Director                 Secretary and Treasurer
(Principal  Executive  Officer)        (Principal  Financial  Officer)


/s/ James  H.  Hartung *                /s/  R.  Francis  DiPrete *
----------------------                 ----------------------------
James  H.  Hartung,  Director          R. Francis DiPrete, Director
and Chairman of the Board


/s/  Joseph H. Scheib *                /s/  Mark  D.  Hagans *
---------------------------------      ----------------------
Joseph  H.  Scheib,  Director          Mark  D.  Hagans,  Director


/s/  Carl  Richard *                   /s/ Thomas  L.  Kovacik *
-------------------                    -------------------------
Carl  Richard,  Director               Thomas  L.  Kovacik,  Director

*  by  James  K.  McHugh,  Attorney-In-Fact