Form 10-Q
period 2009-03-31
N-VIRO INTERNATIONAL CORP
filed 2009-05-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the  registrant  was  required  to  submit and post such files).    Yes     No

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                    Yes      No X

          As of May 4, 2009, 4,347,957 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                            N-VIRO INTERNATIONAL CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                    2009         2008
                                                                 -----------  -----------
REVENUES                                                         $1,350,613   $1,164,046

COST OF REVENUES                                                    959,530      933,347
                                                                 -----------  -----------

GROSS PROFIT                                                        391,083      230,699

OPERATING EXPENSES
Selling, general and administrative                                 357,094      395,393
                                                                 -----------  -----------

OPERATING INCOME (LOSS)                                              33,989     (164,694)

OTHER INCOME (EXPENSE)
Interest income                                                         480        1,020
Interest expense                                                    (14,325)     (13,446)
Gain on legal debt forgiven                                               -       84,158
                                                                    (13,845)      71,732
                                                                 -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES                                    20,144      (92,962)

Federal and state income taxes                                            -            -
                                                                 -----------  -----------

NET INCOME (LOSS)                                                $   20,144   $  (92,962)
                                                                 ===========  ===========


Basic and diluted income (loss) per share                        $     0.00   $    (0.02)
                                                                 ===========  ===========

Weighted average common shares outstanding - basic and diluted    4,467,391     4,127,191
                                                                 ===========  ===========







                 See Notes to Consolidated Financial Statements


                                          N-VIRO INTERNATIONAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2009 (Unaudited)    December 31, 2008
                                                                    ---------------------------  -------------------
ASSETS
------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
   Unrestricted                                                     $                   32,685   $           14,869
   Restricted                                                                          139,292              138,812
Trade receivables, net                                                                 572,506              494,141
Prepaid expenses and other current assets                                               33,807               64,331
                                                                    ---------------------------  -------------------
Total current assets                                                                   778,290              712,153

PROPERTY AND EQUIPMENT, NET                                                          1,673,410            1,781,290

INTANGIBLE AND OTHER ASSETS, NET                                                       192,610              189,328
                                                                    ---------------------------  -------------------

                                                                    $                2,644,310   $        2,682,771
                                                                    ===========================  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt                                $                  359,024   $          360,501
Line of credit                                                                         361,858              398,000
Accounts payable                                                                     1,097,667            1,047,364
Accrued liabilities                                                                    193,569              193,425
                                                                    ---------------------------  -------------------
Total current liabilities                                                            2,012,118            1,999,290

LONG-TERM DEBT, LESS CURRENT MATURITIES                                              1,034,297            1,135,364
                                                                    ---------------------------  -------------------

Total liabilities                                                                    3,046,415            3,134,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value; authorized 15,000,000 shares; issued
    4,471,207 in 2009 and 4,468,025 in 2008                                             44,712               44,680
Additional paid-in capital                                                          17,852,346           17,822,744
Accumulated deficit                                                                (17,614,273)         (17,634,417)
                                                                    ---------------------------  -------------------
                                                                                       282,785              233,007
Less treasury stock, at cost, 123,500 shares                                           684,890              684,890
                                                                    ---------------------------  -------------------
Total stockholders' deficit                                                           (402,105)            (451,883)
                                                                    ---------------------------  -------------------

                                                                    $                2,644,310   $        2,682,771
                                                                    ===========================  ===================






                 See Notes to Consolidated Financial Statements


                        N-VIRO INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Three Months Ended March 31,
                                                         2009        2008
                                                      ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      $ 153,397   $(152,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Reductions to restricted cash and cash equivalents         (480)     (1,020)
Purchases of property and equipment                        (725)   (113,055)
                                                      ----------  ----------
Net cash used in investing activities                    (1,205)   (114,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock warrants exercised                                  4,310     122,000
Net repayments on line of credit                        (36,142)     (8,000)
Principal payments on long-term obligations            (102,544)    (67,993)
Stock options exercised                                       -     135,154
Borrowings under long-term obligations                        -     108,485
                                                      ----------  ----------
Net cash (used) provided by financing activities       (134,376)    289,646
                                                      ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                17,816      23,112

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          14,869      62,321
                                                      ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD          $  32,685   $  85,433
                                                      ==========  ==========


Supplemental disclosure of cash flows information:
 Cash paid during the three months ended for interest $  34,648   $  24,853
                                                      ==========  ==========
















                 See Notes to Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2009 may not be indicative of the results of operations for the year ending December 31, 2009. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2008.

     The financial statements are consolidated as of March 31, 2009, December 31, 2008 and March 31, 2008 for the Company. All intercompany transactions were eliminated.

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no changes in the selection and application of critical accounting policies and estimates disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2008.


NOTE  2.     LONG-TERM  DEBT  AND  LINE  OF  CREDIT

     During the first quarter of 2009, the Company had a line of credit up to $400,000 at the prime rate (3.25% at March 31, 2009) plus 1.5% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling $139,292 from the Bank are held as a condition of maintaining the line of credit. At March 31, 2009, the Company had $38,142 of unrestricted borrowing capacity under the credit facility.

     On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due the Company under a patent license agreement from the same party. The amount owed on the note as of March 31, 2009 was approximately $374,000 and the second annual installment of $31,000 was paid on time in April 2009. The third annual installment of approximately $34,000 is expected to be paid on time in early 2010, subject to expected royalty offsets through 2009.

     During the first quarter of 2009, the Company did not borrow any additional funds.


NOTE  3.     COMMITMENTS  AND  CONTINGENCIES

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

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years. The total minimum rental commitment for the years ending December 31, 2009 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for the three months ended March 31, 2009 and 2008 is $12,000.

The Company leases processing equipment at its Florida location, which began in 2006 under a four year contract. The total minimum rental commitment for the years ended December 31, 2009 and 2010 is $31,000 and $3,000, respectively. The total rental expense included in the statements of operations for the three months ended March 31, 2009 and 2008 is approximately $7,700.

The Company also leases other processing equipment at its Florida location which began in February 2008 under a three-year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2009 - $46,200; 2010 - $46,200; 2011 - 4,000. The total rental expense included in the statements of operations for the three months ended March 31, 2009 and 2008 is approximately $11,500 and $7,700, respectively.

     The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal biosolids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February of 2009, the Company agreed to enter into an administrative consent degree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent degree, the Company agreed to pay a civil penalty in the amount of $20,000. Payment of the penalty will be made in quarterly installments of $4,000 over a 15-month period. The first installment was paid on time in April 2009.

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


NOTE  4.     NEW  ACCOUNTING  STANDARDS

     No new accounting standards were issued during the quarter ended March 31, 2009 that will have an impact on the Company's financial statements.


NOTE  5.     SEGMENT  INFORMATION

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

          Foreign Operations - Sales of alkaline admixtures, territory or site licenses and royalty fees to use N-Viro technology in foreign operations.

          Research and Development - The Company contracts with federal and state agencies to perform or assist in research and development on the Company's technology.

     The  accounting policies of the segments are the same as those described in
Note 1 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Fixed assets generating specific revenue are identified with their respective segments and are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are not identified with any segments, but rather the Company's administrative functions. All of the net nonoperating income (expense) are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments.

     The Other Domestic and Foreign operations segments differ in terms of environmental and municipal legal issues, nature of the waste disposal infrastructure, political climate and availability of funds for investing in the Company's technology. These factors have not changed significantly over the past several years and are not expected to change in the near term.

     The Research and Development segment is unlike any other revenue in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies. The Company has not recorded any revenue from this source since 2006.

     For the first quarter of 2009, approximately 96% of the Company's revenue was from management operations and 4% from other domestic operations. Since the second quarter of 2006, the percentage of the Company's revenue from management fee operations has grown from 45% to 96%, primarily the result of the acquisition of the Florida operations at the end of 2006.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended March 31, 2009 and 2008 (dollars in thousands):



                           Management            Domestic      Foreign   Research &
                           Operations           Operations   Operations  Development  Total
                  ----------------------------  -----------  ----------  -----------  -----
                                       Quarter Ended March 31, 2009
                  -------------------------------------------------------------------------
Revenues                                 1,299          52            -            -  1,351
Cost of revenues                           920          40            -            -    960
                  ----------------------------  -----------  ----------  -----------  -----
Segment profits                            379          12            -            -    391
                  ============================  ===========  ==========  ===========  =====

                                        Quarter Ended March 31, 2008
                  -------------------------------------------------------------------------
Revenues                                 1,050         114            -            -  1,164
Cost of revenues                           806         127            -            -    933
                  ----------------------------  -----------  ----------  -----------  -----
Segment profits                            244         (13)           -            -    231
                  ============================  ===========  ==========  ===========  =====




     A reconciliation of total segment profits to Consolidated income (loss) before taxes for the periods ended March 31, 2009 and 2008 is as follows (dollars in thousands):


                                                      Qtr. Ended March 31
                                                      -------------------
                                                          2009     2008
                                                         -------  -------
Segment profits:
  Segment profits for reportable segments                $  391   $  231
  Corporate selling, general and administrative expenses   (357)    (396)
  Other income (expense)                                    (14)      72
                                                         -------  -------
Consolidated income (loss) before taxes                  $   20   $  (93)
                                                         =======  =======





NOTE 6. - BASIC AND DILUTED INCOME (LOSS) PER SHARE

     Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants. For the three months ended March 31, 2008, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted loss per share for that period, as the impact would be anti-dilutive230075074. For the three months ended March 31, 2009, 297,300 stock options were excluded from the computation of diluted income per share because the exercise prices of the options were higher than the average market price of the Company's common stock during that period and are anti-dilutive.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS

     This 10-Q contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from described in those statements. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular; (iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2008 under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

     We were incorporated in Delaware in April 1993, and became a public company in October 1993. We own and sometimes license various N-Viro processes and patented technologies to treat and recycle wastewater and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electric utilities and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludge from municipal wastewater treatment facilities. N-Viro SoilTM, produced according to the N-Viro Process specifications, is an "exceptional quality" sludge product under the 40 CFR Part 503 Sludge Regulations under the Clean Water Act of 1987 (the "Part 503 Regs").

     Our business strategy is to market our N-Viro technologies, which produces an "exceptional quality" sludge product, as defined in the Part 503 Regs, with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will allow the opportunity for N-Viro build own and operate N-Viro facilities. Currently the company operates two biosolid process facilities located in Toledo Ohio and Daytona Florida. Our goal is to continue to operate these facilities and aggressively market our N-Viro BioDry and N-Viro Fuel technologies. These patented processes are best suited for current and future demands of both waste treatment as well as domestic and international pressures for clean, renewable alternative fuel sources.

RESULTS  OF  OPERATIONS

     The dollar amounts in the following sections are stated as approximations, rounded to the nearest $1,000.

     Total revenues were $1,351,000 for the quarter ended March 31, 2009 compared to $1,164,000 for the same period of 2008. The net increase in revenue is due primarily to an increase in facility management revenue. Our cost of revenues increased to $960,000 in 2009 from $933,000 for the same period in 2008, and the gross profit percentage increased to 29% from 20% for the quarters ended March 31, 2009 and 2008, respectively. This increase in gross profit percentage is due primarily to the increase in the overall percentage of revenue derived from facility management fees, and secondarily the increase in N-Viro Soil sales, which had a much higher gross profit in the first quarter of 2009 compared to a year earlier. Operating expenses continued to decrease for the comparative period. These changes collectively resulted in net profit of $20,000 for the quarter ended March 31, 2009 compared to a net loss of $93,000 for the same period in 2008, an increase of $113,000.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 WITH THREE MONTHS ENDED MARCH 31, 2008

     Our overall revenue increased $187,000, or 16%, to $1,351,000 for the quarter ended March 31, 2009 from $1,164,000 for the quarter ended March 31, 2008. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $46,000 from the same period ended in 2008 - this decrease was primarily the result of the loss of revenue of various customers in the Midwest;

     b) Revenue from the service fees for the management of alkaline admixture decreased $3,000 from the same period ended in 2008 - this decrease was attributed primarily to the Toledo-area customers, which decreased $37,000 compared to the same period in 2008;

     c) Our processing revenue, including facility management revenue, showed a net increase of $236,000 over the same period ended in 2008. Of this increase, facility management revenue of $185,000 was contributed by the Florida operation and $17,000 from the Toledo facility, and, N-Viro Soil sales increased by a total of $48,000 from both operations, offset by a decrease in royalty revenue of $15,000 primarily due to the loss of licensees no longer utilizing our technology.

     Our gross profit increased $160,000, or 69%, to $391,000 for the quarter ended March 31, 2009 from $231,000 for the quarter ended March 31, 2008, and the gross profit margin increased to 29% from 20% for the same periods. The increase in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from facility management fees, and secondarily the increase in N-Viro Soil sales, which had a much higher gross profit margin in the first quarter of 2009 compared to a year earlier. The Toledo operation contributed $181,000 of gross profit on overall revenue of $436,000, which was an increase of $54,000 of gross profit over the same period in 2008. The Florida operation contributed $198,000 on overall revenue of $863,000, which was an increase of $110,000 of gross profit over the same period in 2008.

     Our operating expenses decreased $38,000, or 10%, to $357,000 for the quarter ended March 31, 2009 from $395,000 for the quarter ended March 31, 2008. The decrease was primarily due to decreases of $61,000 in consulting fees and expenses and $19,000 in payroll expense, partially offset by an increase of $23,000 in legal and professional fees and $16,000 in director fees and expenses.

     As a result of the foregoing factors, we recorded operating income of $34,000 for the quarter ended March 31, 2009 compared to an operating loss of $165,000 for the quarter ended March 31, 2008, an increase of $199,000.

     Our net nonoperating income (expense) decreased by $86,000 to net nonoperating expense of $14,000 for the quarter ended March 31, 2009 from net nonoperating income of $72,000 for the quarter ended March 31, 2008. The decrease in net nonoperating income (expense) was primarily due to a gain on the settlements of debt of $84,000 in 2008.

     We recorded net income of $20,000 for the quarter ended March 31, 2009 compared to a net loss of $93,000 for the same period ended in 2008, an increase of $113,000. Adding back non-cash expenses for depreciation, amortization, stock and stock options charges and then subtracting cash out on capitalized assets and debt repayments, resulted in cash operating income of $55,000. Similar non-cash expenses, cash out and debt repayments for the same period in 2008 resulted in cash operating income of $21,000, an increase in cash operating income of $34,000 in first quarter 2009 versus 2008.

     For the quarter ended March 31, 2008, we have not recognized the future tax benefit of current or prior period losses due to the Company's historical operating losses. For the quarter ended March 31, 2009, we have not recognized a tax provision on current period income due to the utilization of loss carryforwards to offset taxable income. Accordingly, our effective tax rate for each period was zero.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of $1,234,000 at March 31, 2009, compared to a working capital deficit of $1,287,000 at December 31, 2008, resulting in an increase in working capital of $53,000. Current assets at March 31, 2009 included cash and investments of $172,000 (including restricted cash of $139,000), which is an increase of $18,000 from December 31, 2008. The net positive change in working capital from December 31, 2008 was primarily from the cash provided by operating activities of $153,000 for the three months ended March 31, 2009, offset negatively by payments on long-term debt obligations of $100,000.

     In the first quarter of 2009 our cash flow provided by operating activities was $153,000, an increase of $306,000 from same three month period in 2008. This change from 2008 was principally due to the increase of $63,000 in trade accounts receivable, an increase of $172,000 in trade accounts payable, an increase in net income of $113,000 and an increase in other non-cash items of $20,000, offset by a $64,000 decrease in stock, stock warrants and stock options issued for fees and services.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin. From 2006 to the first quarter of 2009, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was: 2006 - 46%; 2007 - 77%; 2008 - 94%; first quarter 2009 - 96%. We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. For 2008 and continuing into 2009, our customers slowed the overall payment rate on our outstanding receivables, which in turn contributed to us extending payment times to our vendors on our payables. We make no assurances that payments from our customer or payments to our vendors will become shorter and this may have an adverse impact on our continuing operations.

     During the first quarter of 2009, the Company had a line of credit up to $400,000 at the prime rate (3.25% at March 31, 2009) plus 1.5% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling $139,292 from the Bank are held as a condition of maintaining the line of credit. At March 31, 2009, the Company had $38,142 of borrowing capacity under the credit facility.

     On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of March 31, 2009 was $374,000 and the second annual installment of $31,000 was paid on time in April 2009. The third annual installment of $34,000 is expected to be paid on time in early 2010, subject to expected royalty offsets through 2009.

     During the first quarter of 2009, the Company did not borrow any additional funds.

     For the remainder of 2009 and into 2010, we expect to continue improvements in operating results by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

     There can be no assurance these discussions will be successful or result in new revenue sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At March 31, 2009, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at March 31, 2009, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



                                                                             Payments Due By Period
                                                 Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                                 -------  ----------  -----------------  ------------  ------------  -------------
Purchase obligations                                 (1)      91,000             72,800        18,200             -              -

Long-term debt obligations and related interest      (2)   1,715,931            466,798       941,384       263,040         44,709

Operating leases                                     (3)     366,396            124,828       193,568        48,000              -

Capital lease obligations                                          -                  -             -             -              -

Line of Credit obligation                                    361,858            361,858             -             -              -

Other long-term debt obligations                                   -                  -             -             -              -
                                                          ----------  -----------------  ------------  ------------  -------------

Total contractual cash obligations                        $2,535,185  $       1,026,284  $  1,153,152  $    311,040  $      44,709
                                                          ==========  =================  ============  ============  =============



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

     Not  applicable.


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

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

     As stated in our Form 10-K for the year ended December 31, 2008, we reported that, based on the assessment of our principal executive officer and principal financial officer, our internal controls over financial reporting were not effective as of December 31, 2008, and we identified a material weakness.

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

     Other than the remedial measures described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the three months ended March 31, 2009.

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



                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Our facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal biosolids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February 2009, we agreed to enter into an administrative consent degree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that we operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent degree, we agreed to pay a civil penalty in the amount of $20,000. Payment of the penalty will be made in quarterly installments of $4,000 over a 15-month period. The first installment was paid on time in April 2009.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     In the first quarter of 2009, we issued a total of 2,932 shares of unregistered stock to four individuals pursuant to an extension of certain warrants. In exchange for the extension, each warrant holder agreed to exercise for cash 1% of their respective number of shares that were offered under this extension. Total gross cash proceeds of $5,424 was used for operating expenses. More details of this can be found in the Form 8-K/A filed May 1, 2009.


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

Date:     May 14, 2009           /s/ Timothy R. Kasmoch
          ---------------       ----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     May 14, 2009          /s/  James K. McHugh
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

4.1 A form of the Warrant Agreement to Purchase Shares of N-Viro International Corporation Common Stock (incorporated by reference to Exhibit 4.1 to Form 8-K filed May 1, 2009).

31.1 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1  Certification  Pursuant  to  18 U.S.C Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes  -  Oxley  Act  of  2002.

32.2  Certification  Pursuant  to  18 U.S.C Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes  -  Oxley  Act  of  2002.