Form 10-Q
period 2009-06-30
N-VIRO INTERNATIONAL CORP
filed 2009-08-14
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 30, 2009

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                    Yes      No X

     As of August 4, 2009, 5,104,957 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                                         N-VIRO INTERNATIONAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)


                                                               Three Months Ended June 30  Six Months Ended June 30
                                                               --------------------------  ------------------------
                                                                    2009         2008         2009         2008
                                                                 -----------  -----------  -----------  -----------
REVENUES                                                         $1,392,042   $1,156,544   $2,742,655   $2,320,590

COST OF REVENUES                                                  1,054,152    1,034,279    2,013,682    1,967,626
                                                                 -----------  -----------  -----------  -----------

GROSS PROFIT                                                        337,890      122,265      728,973      352,964

OPERATING EXPENSES
   Selling, general and administrative                              376,222      553,009      733,316      948,402
                                                                 -----------  -----------  -----------  -----------

OPERATING LOSS                                                      (38,332)    (430,744)      (4,343)    (595,438)

OTHER INCOME (EXPENSE)
   Interest income                                                      314          809          794        1,829
   Interest expense                                                 (12,953)     (17,180)     (27,278)     (30,625)
   Gain on extinguishment of liabilities                             14,482            -       14,482       84,158
                                                                      1,843      (16,371)     (12,002)      55,362
                                                                 -----------  -----------  -----------  -----------

LOSS BEFORE INCOME TAXES                                            (36,489)    (447,115)     (16,345)    (540,076)

   Federal and state income taxes                                         -            -            -            -
                                                                 -----------  -----------  -----------  -----------

NET LOSS                                                         $  (36,489)  $ (447,115)  $  (16,345)  $ (540,076)
                                                                 ===========  ===========  ===========  ===========


Basic and diluted loss per share                                 $    (0.01)  $    (0.10)  $    (0.00)  $    (0.13)
                                                                 ===========  ===========  ===========  ===========

Weighted average common shares outstanding - basic and diluted    4,521,421    4,297,125    4,520,091    4,211,720
                                                                 ===========  ===========  ===========  ===========





                 See Notes to Consolidated Financial Statements


                                          N-VIRO INTERNATIONAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 2009 (Unaudited)    December 31, 2008
                                                                     --------------------------  -------------------
ASSETS
-------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents:
    Unrestricted                                                     $                  26,232   $           14,869
    Restricted                                                                         139,606              138,812
  Trade receivables, net of allowance for doubtful accounts of
      35,000 at June 30, 2009 and $50,000 at December 31, 2008                         656,974              494,141
  Prepaid expenses and other current assets                                            131,473               64,331
                                                                     --------------------------  -------------------
         Total current assets                                                          954,285              712,153

PROPERTY AND EQUIPMENT, NET                                                          1,571,489            1,781,290

INTANGIBLE ASSETS, NET                                                                 162,708              181,832

OTHER ASSETS                                                                            49,115                7,496
                                                                     --------------------------  -------------------

                                                                     $               2,737,597   $        2,682,771
                                                                     ==========================  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                               $                 426,290   $          360,501
  Line of credit                                                                       245,000              398,000
  Accounts payable                                                                   1,154,714            1,047,364
  Accrued liabilities                                                                  190,143              193,425
                                                                     --------------------------  -------------------
         Total current liabilities                                                   2,016,147            1,999,290

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                954,830            1,135,364
LONG-TERM DEBT - CONVERTIBLE DEBENTURES                                                160,000                    -
                                                                     --------------------------  -------------------

         Total liabilities                                                           3,130,977            3,134,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value; authorized 15,000,000 shares; issued
     4,473,157 in 2009 and 4,468,025 in 2008                                            44,732               44,680
  Additional paid-in capital                                                        17,897,540           17,822,744
  Accumulated deficit                                                              (17,650,762)         (17,634,417)
                                                                     --------------------------  -------------------
                                                                                       291,510              233,007
  Less treasury stock, at cost, 123,500 shares                                         684,890              684,890
                                                                     --------------------------  -------------------
         Total stockholders' deficit                                                  (393,380)            (451,883)
                                                                     --------------------------  -------------------

                                                                     $               2,737,597   $         2,682,771
                                                                     ==========================  ===================




                 See Notes to Consolidated Financial Statements


                        N-VIRO INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  Six Months Ended June 30
                                                  ------------------------
                                                       2009        2008
                                                    ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES           $ 147,669   $ 147,897

CASH FLOWS FROM INVESTING ACTIVITIES
  Reductions to restricted cash and cash equivalents     (793)     (1,829)
  Purchases of property and equipment                  (7,245)   (911,171)
                                                    ----------  ----------
Net cash used in investing activities                  (8,038)   (913,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock warrants exercised                              5,644     223,552
  Net repayments on line of credit                   (153,000)    (14,000)
  Principal payments on long-term obligations        (234,556)   (117,472)
  Stock options exercised                                   -     170,932
  Proceeds from convertible debentures
                     issued, net of issuance costs    133,833           -
  Borrowings under long-term obligations              119,811     521,519
                                                    ----------  ----------
Net cash (used) provided by financing activities     (128,268)    784,531
                                                    ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              11,363      19,428

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        14,869      62,321
                                                    ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD        $  26,232   $  81,749
                                                    ==========  ==========


Supplemental disclosure of cash flows information:
 Cash paid during the six months ended for interest $  66,274   $  52,539
                                                    ==========  ==========





                 See Notes to Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2009 may not be indicative of the results of operations for the year ending December 31, 2009. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2008.

     The financial statements are consolidated as of June 30, 2009, December 31, 2008 and June 30, 2008 for the Company. All intercompany transactions were eliminated.

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


NOTE  2.     LONG-TERM  DEBT  AND  LINE  OF  CREDIT

     During the second quarter of 2009, the Company had a line of credit up to $400,000 at the prime rate (3.25% at June 30, 2009) plus 1.5% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling $139,606 from the Bank are held as a condition of maintaining the line of credit. At June 30, 2009, the Company had $155,000 of unrestricted borrowing capacity under the credit facility.

     On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due the Company under a patent license agreement from the same party. The amount owed on the note as of June 30, 2009 was approximately $342,000 and the second annual installment of $31,000 was paid on time in April 2009. The third annual installment of approximately $34,000 is expected to be paid on time in early 2010, subject to expected royalty offsets through 2009.

     During the second quarter of 2009, the Company borrowed a total of $119,811 from a lender to finance the annual insurance premiums for the Company and its two subsidiaries, for insurance coverage through March 2010. An unsecured term note was issued at 5.3% interest for ten months with monthly payments of $12,273.

     On May 18, 2009, the Company's approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into unregistered common stock of the Company at $2.00 per share. The Debentures mature at June 30, 2011. Between May 26, 2009 and June 30, 2009, as a part of the Company's continuing offering of the Debentures, the Company issued $160,000 of Debentures to five (5) accredited investors. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. The Company at any time may redeem all or a part of the Debentures at face value plus unpaid interest.


NOTE  3.     COMMITMENTS  AND  CONTINGENCIES

     In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year. The total minimum rental commitment for the years ending December 31, 2009 and 2010 is $17,500 and $12,500, respectively.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years. The total minimum rental commitment for the years ending December 31, 2009 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for the six months ended June 30, 2009 and 2008 is $24,000.

     The Company leases processing equipment at its Florida location, which began in 2006 under a four year contract. The total minimum rental commitment for the years ended December 31, 2009 and 2010 is $31,000 and $3,000, respectively. The total rental expense included in the statements of operations for each of the six months ended June 30, 2009 and 2008 is approximately $15,400.

     The Company also leases other processing equipment at its Florida location which began in February 2008 under a three-year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2009 - $46,200; 2010 - $46,200; 2011 - 4,000. The total rental expense included in the statements of operations for the six months ended June 30, 2009 and 2008 is approximately $23,000 and $19,200, respectively.

     The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal biosolids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February of 2009, the Company agreed to enter into an administrative consent degree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent degree, the Company agreed to pay a civil penalty in the amount of $20,000. Payment of the penalty will be made in quarterly installments of $4,000 over a 15-month period. The first two installments were paid on time in April and July 2009.

     From time to time the Company is involved in legal proceedings and subject to claims which may arise in the ordinary course of business. The Company is not aware of any legal proceedings or material claims at this time.


NOTE  4.     NEW  ACCOUNTING  STANDARDS

     In June 2009, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140". The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.

     In June 2009, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)". The objective of this Statement is to improve financial reporting by enterprises involved with variable interest entities. This Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Adoption of this Statement is not expected to have a material impact on the Company's financial statements.


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

     The Research and Development segment is unlike any other revenue segment in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies. The Company has not recorded any revenue from this source since 2006.

     For the second quarter of 2009, approximately 94% of the Company's revenue was from management operations and 4% from other domestic operations. Since the second quarter of 2006, the percentage of the Company's revenue from management operations has grown from 45% to as high as 96%, primarily the result of the acquisition of the Florida operations at the end of 2006. Revenues for the quarter ended June 30, 2009 include revenues from one major customer, the City of Toledo, Ohio, which represented approximately 21% of total consolidated revenue. The Company's six largest customers billed through Florida N-Viro represent between 5%-12% of the consolidated revenue for the Company.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended June 30, 2009 and 2008 (dollars in thousands):


                            Management             Domestic     Foreign    Research &
                            Operations            Operations   Operations  Development  Total
                  ------------------------------  -----------  ----------  -----------  -----
                                           Quarter Ended June 30, 2009
                  ---------------------------------------------------------------------------
Revenues                                   1,304          58           30            -  1,392
Cost of revenues                             994          60            -            -  1,054
                  ------------------------------  -----------  ----------  -----------  -----
Segment profits                              310          (2)          30            -    338
                  ==============================  ===========  ==========  ===========  =====

                                            Quarter Ended June 30, 2008
                  ---------------------------------------------------------------------------
Revenues                                   1,090          66            -            -  1,156
Cost of revenues                             966          68            -            -  1,034
                  ------------------------------  -----------  ----------  -----------  -----
Segment profits                              124          (2)           -            -    122
                  ==============================  ===========  ==========  ===========  =====

                                            Six Months Ended June 30, 2009
                  ---------------------------------------------------------------------------
Revenues                                   2,603         110           30            -  2,743
Cost of revenues                           1,914         100            -            -  2,014
                  ------------------------------  -----------  ----------  -----------  -----
Segment profits                              689          10           30            -    729
                  ==============================  ===========  ==========  ===========  =====

                                            Six Months Ended June 30, 2008
                  ---------------------------------------------------------------------------
Revenues                                   2,140         181            -            -  2,321
Cost of revenues                           1,773         195            -            -  1,968
                  ------------------------------  -----------  ----------  -----------  -----
Segment profits                              367         (14)           -            -    353
                  ==============================  ===========  ==========  ===========  =====


     A reconciliation of total segment profits to Consolidated income (loss) before taxes for the periods ended June 30, 2009 and 2008 is as follows (dollars in thousands):


                                                          Qtr. Ended June 30 Six Months Ended June 30
                                                         ------------------- -------------------------
                                                          2009         2008         2009         2008
                                                         ------       ------       ------       ------
Segment profits:
   Segment profits for reportable segments               $ 338        $ 122        $ 729        $ 353
   Corporate selling, general and administrative expenses (376)        (553)        (733)        (948)
   Other income (expense)                                    2          (16)         (12)          55
                                                         ------       ------       ------       ------
Consolidated loss before taxes                           $ (36)       $(447)       $ (16)       $(540)
                                                        =======       ======       ======       ======





NOTE 6. - BASIC AND DILUTED INCOME (LOSS) PER SHARE

     Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants and the if-converted method for convertible debt. For both the quarter and six months ended June 30, 2009 and 2008, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options, warrants and convertible debt have been included in the computation of diluted loss per share for these periods, as the impact would be anti-dilutive.

NOTE 7. - SUBSEQUENT EVENTS

     In May 2009, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 165, "Subsequent Events". During the second quarter of 2009, the Company adopted the provisions of SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for the Company's second quarter ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial position, results of operations or cash flows. In accordance with SFAS No. 165, the Company has evaluated subsequent events through August 14, 2009, which is the date on which these financial statements were issued.

     On July 23, 2009, the Company executed a Consulting Agreement, or the Agreement, effective July 14, 2009, with Investor Relations Services, Inc. of New Smyrna Beach, FL., or IRSI. The Company has appointed IRSI as its non-exclusive stock promotion and strategic communications counsel for a term of one year from the date of the Agreement. For its services, the Company issued IRSI 500,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. Pursuant to the Agreement, the Company entered into a Designation and Appointment agreement with Summit Trading Limited of New Smyrna Beach, FL., to designate Summit Trading as the third party appointee to be paid the shares of stock under the Consulting Agreement with IRSI.

     On July 23, 2009, the Company executed a Finder's Fee and Non-Circumvention Agreement with Summit Trading to locate possible merger and acquisition candidates as well as sources of financing for the Company for a period of one year, effective July 20, 2009. For its services, the Company issued Summit Trading 250,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933.


NOTE 8. - FAIR VALUE OF FINANCIAL INSTRUMENTS

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1"), "Interim Disclosures about Fair Value of Financial Instruments." FSP FAS 107-1 extends the disclosure requirements of SFAS 107, "Disclosure about Fair Value of Financial Instruments," to interim financial statements. FSP FAS 107-1 is effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

     As of June 30, 2009, the Company's financial instruments consist of accounts receivable, accounts payable, long-term debt and convertible debentures. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short maturity periods. The carrying value of the Company's long-term debt and convertible debentures approximate their fair values based on current market rates available to the Company.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS

     This 10-Q contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from the results described in those statements. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2008 under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

     Our business strategy is to market our N-Viro technologies, which produces an "exceptional quality" sludge product, as defined in the Part 503 Regs, with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will allow the opportunity for N-Viro to build own and operate N-Viro facilities. Currently the company operates two biosolid process facilities located in Toledo Ohio and Daytona Florida. Our goal is to continue to operate these facilities and aggressively market our N-Viro BioDry and N-Viro Fuel technologies. These patented processes are best suited for current and future demands of both waste treatment as well as domestic and international pressures for clean, renewable alternative fuel sources.

RESULTS  OF  OPERATIONS

     The dollar amounts in the following sections are stated as approximations, rounded to the nearest $1,000.

     Total revenues were $1,392,000 for the quarter ended June 30, 2009 compared to $1,157,000 for the same period of 2008. The net increase in revenue is due primarily to an increase in facility management revenue. Our cost of revenues increased to $1,054,000 in 2009 from $1,034,000 for the same period in 2008, and the gross profit percentage increased to 24% from 11% for the quarters ended June 30, 2009 and 2008, respectively. This increase in gross profit percentage is due primarily to the increase in the overall percentage of revenue derived from facility management fees, and secondarily the increase in N-Viro Soil sales, which had a much higher gross profit in the second quarter of 2009 compared to a year earlier. Operating expenses continued to decrease for the comparative period. These changes collectively resulted in a net loss of $36,000 for the quarter ended June 30, 2009 compared to a net loss of $447,000 for the same period in 2008, a decrease in the loss of $411,000.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 WITH THREE MONTHS ENDED JUNE 30, 2008

     Our overall revenue increased $235,000, or 20%, to $1,392,000 for the quarter ended June 30, 2009 from $1,157,000 for the quarter ended June 30, 2008. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $18,000 from the same period ended in 2008 - this decrease was primarily the result of the loss of revenue of various customers in the Midwest;

     b) Revenue from the service fees for the management of alkaline admixture increased $26,000 from the same period ended in 2008 - this increase was attributed primarily to the Florida-area customers, which increased $40,000 compared to the same period in 2008;

     c) Our processing revenue, including facility management revenue, showed a net increase of $197,000 over the same period ended in 2008. Of this increase, facility management revenue of $158,000 was contributed by the Florida facility and $5,000 from the Toledo facility, and, N-Viro Soil sales increased by a combined total of $25,000 from both facilities.

     d) Our license fee revenue showed a net increase of $30,000 over the same period ended in 2008, due to the receipt of contracted progress installment payments from our Israeli licensee.

     Our gross profit increased $216,000, or 176%, to $338,000 for the quarter ended June 30, 2009 from $122,000 for the quarter ended June 30, 2008, and the gross profit margin increased to 24% from 11% for the same periods. The increase in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from facility management fees, and secondarily the increase in N-Viro Soil sales, which had a much higher gross profit margin in the second quarter of 2009 compared to a year earlier. The Toledo operation contributed $150,000 of gross profit on overall revenue of $491,000, which was an increase of $16,000 of gross profit over the same period in 2008. The Florida operation contributed $160,000 of gross profit on overall revenue of $813,000, which was an increase of $169,000 of gross profit over the same period in 2008.

     Our operating expenses decreased $177,000, or 32%, to $376,000 for the quarter ended June 30, 2009 from $553,000 for the quarter ended June 30, 2008. The decrease was primarily due to decreases of $70,000 in consulting fees and expenses, $70,000 in director fees and expenses, $29,000 in legal and professional fees and $22,000 in stockholder relations expense, partially offset by increases of $6,000 in office and insurance costs and $10,000 in an increase to the allowance for bad debts.

     As a result of the foregoing factors, we recorded an operating loss of $38,000 for the quarter ended June 30, 2009 compared to an operating loss of $431,000 for the quarter ended June 30, 2008, a decrease in the loss of $393,000.

     Our net nonoperating income (expense) increased by $18,000 to net nonoperating income of $2,000 for the quarter ended June 30, 2009 from net nonoperating expense of $16,000 for the quarter ended June 30, 2008. The increase in net nonoperating income was primarily due to the reversal of $14,000 of certain payables no longer due during the quarter in 2009.

     We recorded net loss of $36,000 for the quarter ended June 30, 2009 compared to a net loss of $447,000 for the same period ended in 2008, a decrease in the loss of $411,000. Adding back non-cash expenses for depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in a cash operating loss of $2,000 for the quarter ended in 2009. Similar non-cash expenses, cash out and debt repayments for the same period in 2008 resulted in a cash operating loss of $258,000, an increase in cash operating income of $256,000 in the second quarter 2009 versus 2008.

     For the quarters ended June 30, 2009 and 2008, we have not recognized the future tax benefit of current or prior period losses due to the Company's historical operating losses. Accordingly, our effective tax rate for each period was zero.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 WITH SIX MONTHS ENDED JUNE 30, 2008

     Our overall revenue increased $422,000, or 18%, to $2,743,000 for the six months ended June 30, 2009 from $2,321,000 for the six months ended June 30, 2008. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $64,000 from the same period ended in 2008 - this decrease was primarily the result of the loss of revenue of various customers in the Midwest;

     b) Revenue from the service fees for the management of alkaline admixture increased $23,000 from the same period ended in 2008 - this increase was attributed primarily to the Florida-area customers, which increased $75,000 compared to the same period in 2008;

     c) Our processing revenue, including facility management revenue, showed a net increase of $433,000 over the same period ended in 2008. Of this increase, facility management revenue of $344,000 was contributed by the Florida operation and $21,000 from the Toledo facility, and, N-Viro Soil sales increased by a combined total of $73,000 from both operations, offset by a decrease in royalty revenue of $5,000 primarily due to the loss of licensees no longer utilizing our technology.

     d) Our license fee revenue showed a net increase of $30,000 over the same period ended in 2008, due to the receipt of contracted progress installment payments from our Israeli licensee.

     Our gross profit increased $376,000, or 107%, to $729,000 for the six months ended June 30, 2009 from $353,000 for the six months ended June 30, 2008, and the gross profit margin increased to 27% from 15% for the same periods. The increase in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from facility management fees, and secondarily the increase in N-Viro Soil sales, which had a much higher gross profit margin in the first six months of 2009 compared to a year earlier. The Toledo operation contributed $331,000 of gross profit on overall revenue of $928,000, which was an increase of $71,000 of gross profit over the same period in 2008. The Florida operation contributed $357,000 of gross profit on overall revenue of $1,675,000, which was an increase of $279,000 of gross profit over the same period in 2008.

     Our operating expenses decreased $215,000, or 23%, to $733,000 for the six months ended June 30, 2009 from $948,000 for the six months ended June 30, 2008. The decrease was primarily due to decreases of $131,000 in consulting fees and expenses, $53,000 in director fees and expenses, $23,000 in payroll and related costs and $23,000 in stockholder relations expense, partially offset by increases of $9,000 in office and insurance costs and $10,000 in an increase to the allowance for bad debts.

     As a result of the foregoing factors, we recorded an operating loss of $4,000 for the six months ended June 30, 2009 compared to an operating loss of $595,000 for the six months ended June 30, 2008, a decrease in the operating loss of $591,000.

     Our net nonoperating income (expense) decreased by $67,000 to net nonoperating expense of $12,000 for the six months ended June 30, 2009 from net nonoperating income of $55,000 for the six months ended June 30, 2008. The decrease in net nonoperating income (expense) was primarily due to the reversal of $14,000 of certain payables no longer due during the quarter in 2009, compared to a gain on the extinguishment of a liability of $84,000 recorded in 2008, resulting in a net decrease in the gain of $70,000.

     We recorded a net loss of $16,000 for the six months ended June 30, 2009 compared to a net loss of $540,000 for the same period ended in 2008, a decrease in the loss of $524,000. Adding back non-cash expenses for depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in cash operating income of $53,000 for the six months ended in 2009. Similar non-cash expenses, cash out and debt repayments for the same period in 2008 resulted in a cash operating loss of $237,000, an increase in cash operating income of $290,000 in the six months ended June 30, 2009 versus 2008.

     For the six month periods ended June 30, 2009 and 2008, we have not recognized the future tax benefit of current or prior period losses due to the Company's historical operating losses. Accordingly, our effective tax rate for each period was zero.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of $1,062,000 at June 30, 2009, compared to a working capital deficit of $1,287,000 at December 31, 2008, resulting in an increase in working capital of $225,000. Current assets at June 30, 2009 included cash and investments of $165,000 (including restricted cash of $140,000), which is an increase of $12,000 from December 31, 2008. The net positive change in working capital from December 31, 2008 was primarily from the cash provided by operating activities of $148,000 for the six months ended June 30, 2009, further increased by the application of $134,000 of cash from debentures (net of issuance costs) used to pay down our line of credit, offset negatively by an increase in payments over advances from long-term debt obligations of $57,000.

     In the six months ended June 30, 2009 our cash flow provided by operating activities was $148,000, the same as the six month period in 2008. However, the components of the unchanged cash flow provided by operating activities changed from 2008 and was principally due to the increase of $28,000 in trade accounts receivable, a increase in net income of $524,000 and an increase in other non-cash items of $34,000, offset by a decrease of $380,000 in trade accounts payable and a $207,000 decrease in stock, stock warrants and stock options issued for fees and services.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin. From 2006 to the second quarter of 2009, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was: 2006 - 46%; 2007 - 77%; 2008 - 94%; through second quarter 2009 - 95%. We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

     During the second quarter of 2009 we had a line of credit up to $400,000 at the prime rate (3.25% at June 30, 2009) plus 1.5% and secured by a first lien on all of our assets, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling $139,606 from the Bank are held as a condition of maintaining the line of credit. At June 30, 2009, we had $155,000 of unrestricted borrowing capacity under the credit facility.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note to the seller, VFL Technology Corporation. The note is at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. The amount owed on the note as of June 30, 2009 was approximately $342,000 and the second annual installment of $31,000 was paid on time in April 2009. The third annual installment of approximately $34,000 is expected to be paid on time in early 2010, subject to expected royalty offsets through 2009.

     During the second quarter of 2009, we borrowed a total of $119,811 from a lender to finance the annual insurance premiums for us and our two subsidiaries, for insurance coverage through March 2010. An unsecured term note was issued at 5.3% interest for ten months with monthly payments of $12,273.

     On May 18, 2009, we approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into unregistered common stock of the Company at $2.00 per share. The Debentures mature at June 30, 2011. Between May 26, 2009 and June 30, 2009, as a part of our continuing offering of the Debentures, we issued $160,000 of Debentures to five (5) accredited investors. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. The Company at any time may redeem all or a part of the Debentures at face value plus unpaid interest.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

     At June 30, 2009, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at June 30, 2009, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                                         Payments Due By Period
                                                 Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                                 -------  ----------  -----------------  ------------  ------------  -------------
Purchase obligations                                 (1)      72,800             72,800             -             -              -

Long-term debt obligations and related interest      (2)   1,838,442            521,554     1,030,599       256,483         29,806

Operating leases                                     (3)     361,402            144,609       180,794        36,000              -

Capital lease obligations                                          -                  -             -             -              -

Line of Credit obligation                                    245,000            245,000             -             -              -

Other long-term debt obligations                                   -                  -             -             -              -
                                                          ----------  -----------------  ------------  ------------  -------------

Total contractual cash obligations                        $2,517,644  $         983,963  $  1,211,393  $    292,483  $      29,806
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

     Other than the remedial measures described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the three months ended June 30, 2009.

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



                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Our facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal biosolids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February 2009, we agreed to enter into an administrative consent degree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that we operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent degree, we agreed to pay a civil penalty in the amount of $20,000. Payment of the penalty will be made in quarterly installments of $4,000 over a 15-month period. The first two installments were paid on time in April and July 2009.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     In the second quarter of 2009, we issued a total of 1,950 shares of unregistered stock to two individuals. A board member, Joseph Scheib, was issued 1,700 shares pursuant to a partial exercise of a warrant on June 9, 2009 realizing total gross cash proceeds of $3,145. These proceeds were used for operating expenses. We also issued 250 shares to David Mercer, one of our employees, pursuant to his employment arrangement.

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

Date:     August 14, 2009       /s/ Timothy R. Kasmoch
          ---------------       ----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)



Date:     August 14, 2009       /s/  James K. McHugh
          ---------------       --------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer
                               (Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX
                                 =============

Exhibit No.  Document
----------   --------
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