Form 10-Q
period 2009-09-30
N-VIRO INTERNATIONAL CORP
filed 2009-11-16
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 2009

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                    Yes      No X

     As of November 4, 2009, 5,139,731 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                                          N-VIRO INTERNATIONAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (unaudited)


                                                              Three Months Ended Sept. 30  Nine Months Ended Sept. 30
                                                              ---------------------------  --------------------------
                                                                     2009         2008          2009         2008
                                                                 ------------  -----------  ------------  -----------
REVENUES                                                         $ 1,131,916   $1,456,033   $ 3,874,572   $3,776,623

COST OF REVENUES                                                     958,661    1,255,257     2,972,343    3,222,883
                                                                 ------------  -----------  ------------  -----------

GROSS PROFIT                                                         173,255      200,776       902,229      553,740

OPERATING EXPENSES
Selling, general and administrative                                2,073,773      378,913     2,807,089    1,327,315
                                                                 ------------  -----------  ------------  -----------

OPERATING LOSS                                                    (1,900,518)    (178,137)   (1,904,860)    (773,575)

OTHER INCOME (EXPENSE)
Interest income                                                          294          739         1,088        2,568
Interest expense                                                     (18,407)     (16,718)      (45,685)     (47,343)
Gain on extinguishment of liabilities                                 65,258            -        79,739       84,158
                                                                 ------------  -----------  ------------  -----------
                                                                      47,145      (15,979)       35,142       39,383
                                                                 ------------  -----------  ------------  -----------

LOSS BEFORE INCOME TAXES                                          (1,853,373)    (194,116)   (1,869,718)    (734,192)

Federal and state income taxes                                             -            -             -            -
                                                                 ------------  -----------  ------------  -----------

NET LOSS                                                         $(1,853,373)  $ (194,116)  $(1,869,718)  $ (734,192)
                                                                 ============  ===========  ============  ===========


Basic and diluted loss per share                                 $     (0.35)  $    (0.04)  $     (0.41)  $    (0.17)
                                                                 ============  ===========  ============  ===========

Weighted average common shares outstanding - basic and diluted     5,301,274    4,331,854     4,537,207    4,252,025
                                                                 ============  ===========  ============  ===========






See Notes to Consolidated Financial Statements


                                           N-VIRO INTERNATIONAL CORPORATION
                                              CONSOLIDATED BALANCE SHEETS

                                                                       Sept. 30, 2009 (Unaudited)    December 31, 2008
                                                                       ---------------------------  -------------------
ASSETS
---------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
  Unrestricted                                                         $                   30,563   $           14,869
  Restricted                                                                              139,899              138,812
  Trade receivables, net of allowance for doubtful accounts of
     35,000 at September 30, 2009 and $50,000 at December 31, 2008                        375,954              494,141
  Prepaid expenses and other current assets                                               126,913               64,331
  Deferred costs - value of stock on consulting contracts                               1,467,708                    -
                                                                       ---------------------------  -------------------
Total current assets                                                                    2,141,037              712,153

PROPERTY AND EQUIPMENT, NET                                                             1,472,990            1,781,290

INTANGIBLE ASSETS, NET                                                                    153,655              181,832

OTHER ASSETS                                                                               63,146                7,496
                                                                       ---------------------------  -------------------

                                                                       $                3,830,828   $        2,682,771
                                                                       ===========================  ===================

LIABILITIES AND STOCKHOLDERS' EARNINGS (DEFICIT)
---------------------------------------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                                 $                  356,202   $          360,501
  Line of credit                                                                          370,000              398,000
  Accounts payable                                                                        898,658            1,047,364
  Accrued liabilities                                                                     194,109              193,425
                                                                       ---------------------------  -------------------
Total current liabilities                                                               1,818,969            1,999,290

Long-term debt, less current maturities                                                   569,761            1,135,364
Long-term debt - convertible debentures, net of discount of $96,225                       418,775                    -
                                                                       ---------------------------  -------------------

Total liabilities                                                                       2,807,505            3,134,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EARNINGS (DEFICIT)
  Common stock, $.01 par value; authorized 25,000,000 shares; issued
    5,252,357 in 2009 and 4,468,025 in 2008                                                52,524               44,680
  Additional paid-in capital                                                           21,159,824           17,822,744
  Accumulated deficit                                                                 (19,504,135)         (17,634,417)
                                                                       ---------------------------  -------------------
                                                                                        1,708,213              233,007
  Less treasury stock, at cost, 123,500 shares                                            684,890              684,890
                                                                       ---------------------------  -------------------
Total stockholders' earnings (deficit)                                                  1,023,323             (451,883)
                                                                       ---------------------------  -------------------

                                                                       $                3,830,828   $        2,682,771
                                                                       ===========================  ===================




                 See Notes to Consolidated Financial Statements


                              N-VIRO INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                  Nine Months Ended Sept. 30
                                                                       2009         2008
                                                                    ----------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 124,676   $  (229,702)

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change to restricted cash and cash equivalents                   (1,087)       (2,568)
  Increase in investments                                                   -          (125)
  Proceeds from the sale of property and equipment                          -       293,773
  Purchases of property and equipment                                 (17,360)   (1,013,811)
                                                                    ----------  ------------
Net cash used in investing activities                                 (18,447)     (722,731)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock warrants exercised                                             19,589       245,912
  Net borrowings (repayments) on line of credit                       (28,000)       11,000
  Principal payments on long-term obligations                        (689,713)     (204,124)
  Stock options exercised                                              20,445       172,892
  Proceeds from convertible debentures issued, net of issuance costs  467,333             -
  Borrowings under long-term obligations                              119,811       801,108
                                                                    ----------  ------------
Net cash (used) provided by financing activities                      (90,535)    1,026,788
                                                                    ----------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              15,694        74,355

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        14,869        62,321
                                                                    ----------  ------------

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD                        $  30,563   $   136,676
                                                                    ==========  ============


Supplemental disclosure of cash flows information:
   Cash paid during the nine months ended for interest              $  97,226   $    88,828
                                                                    =========   ============






                 See Notes to Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2009 may not be indicative of the results of operations for the year ending December 31, 2009. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2008.

     The financial statements are consolidated as of September 30, 2009, December 31, 2008 and September 30, 2008 for the Company. All intercompany transactions were eliminated.

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


NOTE  2.     LONG-TERM  DEBT  AND  LINE  OF  CREDIT

     During the third quarter of 2009, the Company had a line of credit up to $400,000 at the prime rate (3.25% at September 30, 2009) plus 1.5% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling $139,899 from the Bank are held as a condition of maintaining the line of credit. In October, 2009, the line of credit was renewed through October
2010. At September 30, 2009, the Company had $30,000 of borrowing capacity under the credit facility.

     On December 28, 2006, the Company purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note (the "Note") to the seller, VFL Technology Corporation. The Note was at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due the Company under a patent license agreement from the same party. On September 28, 2009, the Company remitted payment in full satisfaction of the Note, as announced in a Form 8-K filing in October, 2009.


     On May 18, 2009, the Company's approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into unregistered common stock of the Company at $2.00 per share. The Debentures mature at June 30, 2011. Between May 26, 2009 and September 30, 2009, as a part of the Company's continuing offering of the Debentures, the Company issued $515,000 of Debentures to a total of twenty (20) accredited investors. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. In July and October 2009, the Company timely paid accrued interest to all Debenture holders of record as of the quarter-end dates. At any time, the Company may redeem all or a part of the Debentures at face value plus unpaid interest. As announced in a Form 8-K filed in October, 2009, the Company extended the offering period to issue any new debentures to November 15, 2009.


NOTE  3.     COMMITMENTS  AND  CONTINGENCIES

     In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year. The total minimum rental commitment for the years ending December 31, 2009 and 2010 is $17,500 and $12,500, respectively. The total rental expense included in the statements of operations for the nine months ended September 30, 2009 and 2008 is $10,000 and $-0-, respectively.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years. The total minimum rental commitment for the years ending December 31, 2009 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for the nine months ended September 30, 2009 and 2008 is $36,000.

     The Company leases processing equipment at its Florida location, which began in 2006 under a four year contract. The total minimum rental commitment for the years ended December 31, 2009 and 2010 is $31,000 and $3,000, respectively. The total rental expense included in the statements of operations for each of the nine months ended September 30, 2009 and 2008 is approximately $23,100.

     The Company also leases other processing equipment at its Florida location which began in February 2008 under a three-year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2009 - $46,200; 2010 - $46,200; 2011 - 4,000. The total rental expense included in the statements of operations for the nine months ended September 30, 2009 and 2008 is approximately $35,000 and $31,000, respectively.

     The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal biosolids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February 2009, the Company agreed to enter into an administrative consent decree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent decree, the Company agreed to pay a civil penalty in the amount of $20,000. Payment of the penalty will be made in quarterly installments of $4,000 over a 15-month period. The first three installments were paid on time in April, July and October 2009.

     From time to time the Company is involved in legal proceedings and subject to claims which may arise in the ordinary course of business. The Company is not aware of any legal proceedings or material claims at this time.


NOTE  4.     NEW  ACCOUNTING  STANDARDS

     In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in "italics" relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

ACCOUNTING STANDARDS UPDATES NOT YET EFFECTIVE

     In June 2009, the FASB amended its guidance on determining whether an entity's variable interests constitute controlling financial interests in a variable interest entity. Among other things, the updated guidance replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company's involvement in VIEs. This update will be effective for the company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this update will have, if any, on the company's financial position and results of operations when it becomes effective in 2010.

     In October 2009 the FASB issued an update to its revenue recognition standards that (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) replaces references to "fair value" with "selling price" to distinguish from other fair value measurement guidance, (3) provides a hierarchy that entities must use to estimate the selling price, (4) eliminates the use of the residual method for allocation, and (5) expands the ongoing disclosure requirements. The new standard is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the company's financial position and results of operations when it becomes effective in 2011.

     Other Accounting Standards Updates not effective until after September 30, 2009, are not expected to have a significant effect on the company's consolidated financial position or results of operations.


NOTE  5.     SEGMENT  INFORMATION

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by product category and service lines. The Company's reportable segments are as follows:

          Management Operations - This segment provides employee and management services to operate the Toledo Ohio Wastewater Treatment Facility and the Daytona/Volusia County Florida Treatment Facility.

          Other Domestic Operations - Sales of alkaline admixtures, territory or site licenses and royalty fees to use N-Viro technology in the United States.

          Foreign Operations - Sales of alkaline admixtures, territory or site licenses and royalty fees to use N-Viro technology in foreign operations.

          Research and Development - This segment contracts with federal and state agencies to perform or assist in research and development on the Company's technology.

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

     For the third quarter of 2009, approximately 95% of the Company's revenue was from Management Operations and 5% from Other Domestic Operations. Since the second quarter of 2006, the percentage of the Company's revenue from Management Operations has grown from 45% to as high as 96%, primarily the result of the acquisition of the Florida operations at the end of 2006. Revenues for the quarter ended September 30, 2009 include revenues from one major customer, the City of Toledo, Ohio, which represented approximately 25% of total consolidated revenue. Of the Company's customers billed through Florida N-Viro, two represent consolidated revenue in excess of 10% and in total, the three represent approximately 60% of the consolidated revenue for the Company.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the periods ended September 30, 2009 and 2008 (dollars in thousands):


                               Management               Domestic      Foreign    Research &
                               Operations               Operations   Operations  Development  Total
                  ------------------------------------  -----------  ----------  -----------  -----
                                       Quarter Ended September 30, 2009
                  ---------------------------------------------------------------------------------
Revenues                                         1,079          53            -            -  1,132
Cost of revenues                                   921          38            -            -    959
                  ------------------------------------  -----------  ----------  -----------  -----
Segment profits                                    158          15            -            -    173
                  ====================================  ===========  ==========  ===========  =====

                                       Quarter Ended September 30, 2008
                  ---------------------------------------------------------------------------------
Revenues                                         1,403          53            -            -  1,456
Cost of revenues                                 1,201          54            -            -  1,255
                  ------------------------------------  -----------  ----------  -----------  -----
Segment profits                                    202          (1)           -            -    201
                  ====================================  ===========  ==========  ===========  =====

                                   Nine Months Ended September 30, 2009
                  ---------------------------------------------------------------------------------
Revenues                                         3,682         163           30            -  3,875
Cost of revenues                                 2,835         138            -            -  2,973
                  ------------------------------------  -----------  ----------  -----------  -----
Segment profits                                    847          25           30            -    902
                  ====================================  ===========  ==========  ===========  =====

                                   Nine Months Ended September 30, 2008
                  ---------------------------------------------------------------------------------
Revenues                                         3,513         264            -            -  3,777
Cost of revenues                                 2,974         249            -            -  3,223
                  ------------------------------------  -----------  ----------  -----------  -----
Segment profits                                    539          15            -            -    554
                  ====================================  ===========  ==========  ===========  =====




     A reconciliation of total segment profits to Consolidated income (loss) before taxes for the periods ended September 30, 2009 and 2008 is as follows (dollars in thousands):


                                                             Qtr. Ended     Nine Months Ended
                                                              Sept. 30          Sept. 30
                                                         ----------------  ------------------
                                                           2009     2008     2009      2008
                                                         --------  ------  --------  --------
Segment profits:
Segment profits for reportable segments                  $   173   $ 201   $   902   $   554
Corporate selling, general and administrative expenses    (2,073)   (379)   (2,807)   (1,327)
Other income (expense)                                        47     (16)       35        39
                                                         --------  ------  --------  --------
Consolidated loss before taxes                           $(1,853)  $(194)  $(1,870)  $  (734)
                                                         ========  ======  ========  ========



NOTE 6. - BASIC AND DILUTED INCOME (LOSS) PER SHARE

     Basic and diluted loss per share is computed using the treasury stock method for outstanding stock options and warrants and the if-converted method for convertible debt. For both the quarter and nine months ended September 30, 2009 and 2008, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options, warrants and convertible debt have been included in the computation of diluted loss per share for these periods, as the impact would be anti-dilutive.


NOTE 7. - COMMON STOCK

     On July 23, 2009, the Company executed a Consulting Agreement, or the Agreement, effective July 14, 2009, with Investor Relations Services, Inc. of New Smyrna Beach, FL, or IRSI. The Company has appointed IRSI as its non-exclusive stock promotion and strategic communications counsel for a term of one year from the date of the Agreement. For its services, the Company issued IRSI 500,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. Pursuant to the Agreement, the Company entered into a Designation and Appointment agreement with Summit Trading Limited of New Smyrna Beach, FL, to designate Summit Trading as the third party appointee to be paid the shares of stock under the Consulting Agreement with IRSI. The Company accounted for this transaction by recording a deferred current asset of $1,212,500 that is amortized ratably over the 12 month period the services are to be rendered. $675,000 of this cost associated with the 250,000 shares that are not vested, is variable and could change according to price fluctuations in the Company's common stock at the end of each reportable period the Agreement is outstanding. The cost amortized for the quarter ended September 30, 2009 was $253,000. The amount deferred at September 30, 2009 was $959,500.

     On July 23, 2009, the Company executed a Finder's Fee and Non-Circumvention Agreement with Summit Trading to locate possible merger and acquisition candidates as well as sources of financing for the Company for a period of one year, effective July 20, 2009. For its services, the Company issued Summit Trading 250,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. The Company accounted for this transaction by recording a deferred current asset of $625,000 that is amortized ratably over the 12 month period the services are to be rendered. The cost amortized for the quarter ended September 30, 2009 was $117,200. The amount deferred at September 30, 2009 was $507,800.


NOTE 8. - SUBSEQUENT EVENTS

     The Company has performed a review of events subsequent to the balance sheet date through November 16, 2009 and no matters required disclosure.


NOTE 9. - FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2009, the Company's financial instruments consist of accounts receivable, accounts payable, long-term debt and convertible debentures. The carrying values of accounts receivable and accounts payable approximate their fair values due to their short maturity periods. The carrying value of the Company's long-term debt and convertible debentures approximate their fair values based on current market rates available to the Company.


NOTE 10. - STOCK OPTIONS

     During the quarter ended September 30, 2009, the Company granted stock options totaling 610,250 shares: 56,250 options to directors and 554,000 options to officers. The options granted to the directors vested over a 6-month period and were priced, pursuant to the Amended and Restated 2004 Stock Options Plan, at a weighted average price of $2.08 for a total expense of $116,800. The options granted to the officers vested immediately and were priced, pursuant to the Amended and Restated 2004 Stock Options Plan, at a weighted average price of $2.11 for a total expense of $1,168,800.

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

     Our business strategy is to market our N-Viro technologies, which produces an "exceptional quality" sludge product, as defined in the Part 503 Regs, with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will allow the opportunity for N-Viro to build, own and operate N-Viro facilities. Currently the company operates two biosolids process facilities located in Toledo, Ohio and Daytona, Florida. Our goal is to continue to operate these facilities and aggressively market our N-Viro BioDry and N-Viro Fuel technologies. These patented processes are best suited for current and future demands of both waste treatment as well as domestic and international pressures for clean, renewable alternative fuel sources.

RESULTS  OF  OPERATIONS

     The dollar amounts in the following sections are stated as approximations, rounded to the nearest $1,000.

     Total revenues were $1,132,000 for the quarter ended September 30, 2009 compared to $1,456,000 for the same period of 2008. The net decrease in revenue is due primarily to a decrease in both product and facility management revenue. Our cost of revenues decreased to $959,000 in 2009 from $1,255,000 for the same period in 2008, but the gross profit margin increased to 15% for the quarter ended September 30, 2009, from 14% for the same period in 2008. This increase in gross profit margin is due primarily to the increase in the overall percentage of revenue derived from facility management fees, and secondarily the decrease in the overall percentage of revenue derived from product (N-Viro Soil ) sales, which decreased in the third quarter of 2009 compared to a year earlier and which provide lower margins than our facility management fees. Operating expenses increased substantially for the quarter ended September 30, 2009 over the comparative prior year period, and was the single biggest factor for the increased loss for 2009 compared to 2008. These changes collectively resulted in a net loss of $1,853,000 for the quarter ended September 30, 2009 compared to a net loss of $194,000 for the same period in 2008, an increase in the loss of $1,659,000.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2009 WITH THREE MONTHS ENDED SEPTEMBER 30, 2008

     Our overall revenue decreased $324,000, or 22%, to $1,132,000 for the quarter ended September 30, 2009 from $1,456,000 for the quarter ended September 30, 2008. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $7,000 from the same period ended in 2008 - this decrease was primarily the result of a decrease in demand with our Ohio-area customers;

     b) Revenue from the service fees for the management of alkaline admixture decreased $34,000 from the same period ended in 2008 - this decrease was attributed primarily to the Ohio-area customers, which decreased $32,000 compared to the same period in 2008; and

     c) Our processing revenue, including facility management revenue, showed a net decrease of $283,000 over the same period ended in 2008. Of this decrease, facility management revenue of $125,000 is attributed to the Florida facility and $13,000 to the Toledo facility, and, N-Viro Soil sales decreased by a total of $145,000, which is all attributable to the Toledo facility.

     Our gross profit decreased $28,000, or 14%, to $173,000 for the quarter ended September 30, 2009 from $201,000 for the quarter ended September 30, 2008, and the gross profit margin increased to 15% from 14% for the same periods. The increase in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from facility management fees, and secondarily the decrease in the overall percentage of revenue derived from product (N-Viro Soil ) sales, which decreased in the third quarter of 2009 compared to a year earlier. The Toledo operation contributed $127,000 of gross profit on overall revenue of $365,000, which was a decrease of $37,000 of gross profit over the same period in 2008. The Florida operation contributed $30,000 of gross profit on overall revenue of $714,000, which was a decrease of $8,000 of gross profit over the same period in 2008.

     Our operating expenses increased $1,695,000, or 447%, to $2,074,000 for the quarter ended September 30, 2009 from $379,000 for the quarter ended September 30, 2008. The increase was primarily due to increases of $1,130,000 in payroll and related costs, $337,000 in consulting fees and expenses, $111,000 in director fees and expenses, $27,000 in amortization cost, $19,000 in travel and office expenses, $18,000 in stockholder relations expense and $20,000 in professional fees. Of the total increase of $1,578,000 in payroll, consulting and director costs, $1,530,000 were non-cash costs relating to the issuances of stock and stock options. Actual cash outlays in these categories increased for the third quarter 2009 by a total of $48,000 over the same period in 2008.

     As a result of the foregoing factors, we recorded an operating loss of $1,900,000 for the quarter ended September 30, 2009 compared to an operating loss of $178,000 for the quarter ended September 30, 2008, an increase in the loss of $1,722,000.

     Our net nonoperating income (expense) increased by $63,000 to net nonoperating income of $47,000 for the quarter ended September 30, 2009 from net nonoperating expense of $16,000 for the quarter ended September 30, 2008. The increase in net nonoperating income was primarily due to the reversal of $65,000 of certain payables no longer due during the quarter in 2009.

     We recorded net loss of $1,853,000 for the quarter ended September 30, 2009 compared to a net loss of $194,000 for the same period ended in 2008, an increase in the loss of $1,659,000. Adding back non-cash expenses for depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in a cash operating loss of $198,000 for the quarter ended in 2009. Similar non-cash expenses, cash out and debt repayments for the same period in 2008 resulted in a cash operating loss of $115,000, a decrease in cash operating income of $83,000 in the third quarter 2009 versus 2008.

     For the quarters ended September 30, 2009 and 2008, we have not recognized the future tax benefit of current or prior period losses due to the Company's historical operating losses. Accordingly, our effective tax rate for each period was zero.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2009 WITH NINE MONTHS ENDED SEPTEMBER 30, 2008

     Our overall revenue increased $98,000, or 3%, to $3,875,000 for the nine months ended September 30, 2009 from $3,777,000 for the nine months ended September 30, 2008. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $71,000 from the same period ended in 2008 - this decrease was primarily the result of the loss of revenue of various customers in the Ohio area;

     b) Revenue from the service fees for the management of alkaline admixture decreased $11,000 from the same period ended in 2008 - this decrease was attributed to the Ohio-area customers, which decreased $86,000 compared to the same period in 2008, offset by an increase of $75,000 from our Florida customers;

     c) Our processing revenue, including facility management revenue, showed a net increase of $149,000 over the same period ended in 2008. Of this increase, facility management revenue of $217,000 was contributed by the Florida operation and $7,000 from the Toledo facility, offset by a decrease in N-Viro Soil sales by a combined total of $72,000, primarily attributable to the Toledo facility.

     d) Our license fee revenue showed a net increase of $30,000 over the same period ended in 2008, due to the receipt of contracted progress installment payments from our Israeli licensee.

     Our gross profit increased $348,000, or 63%, to $902,000 for the nine months ended September 30, 2009 from $554,000 for the nine months ended September 30, 2008, and the gross profit margin increased to 23% from 15% for the same periods. The increase in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from facility management fees. The Toledo operation contributed $458,000 of gross profit on overall revenue of $1,292,000, which was an increase of $34,000 of gross profit over the same period in 2008. The Florida operation contributed $388,000 of gross profit on overall revenue of $2,389,000, which was an increase of $272,000 of gross profit over the same period in 2008.

     Our operating expenses increased $1,480,000, or 111%, to $2,807,000 for the nine months ended September 30, 2009 from $1,327,000 for the nine months ended September 30, 2008. The increase was primarily due to increases of $1,111,000 in payroll and related costs, $206,000 in consulting fees and expenses, $58,000 in director fees and expenses, $29,000 in travel and office expenses, $23,000 in amortization cost and $10,000 in an increase to the allowance for bad debts. Of the total increase of $1,375,000 in payroll, consulting and director costs, $1,322,000 were non-cash costs relating to the issuances of stock and stock options. Actual cash outlays in these categories increased for the nine months ended in 2009 by a total of $53,000 over the same period in 2008.

     As a result of the foregoing factors, we recorded an operating loss of $1,905,000 for the nine months ended September 30, 2009 compared to an operating loss of $773,000 for the nine months ended September 30, 2008, an increase in the operating loss of $1,131,000.

     Our net nonoperating income (expense) decreased by $4,000 to net nonoperating income of $35,000 for the nine months ended September 30, 2009 from net nonoperating income of $39,000 for the nine months ended September 30, 2008. The decrease in net nonoperating income was primarily due to the reversal of $80,000 of certain payables no longer due during the quarter in 2009, compared to a gain on the extinguishment of a liability of $84,000 recorded in 2008, resulting in a net decrease in the gain of $4,000.

     We recorded a net loss of $1,870,000 for the nine months ended September 30, 2009 compared to a net loss of $734,000 for the same period ended in 2008, an increase in the loss of $1,136,000. Adding back non-cash expenses for depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in a cash operating loss of $145,000 for the nine months ended in 2009. Similar non-cash expenses, cash out and debt repayments for the same period in 2008 resulted in a cash operating loss of $332,000, a decrease in cash operating loss of $187,000 in the nine months ended September 30, 2009 versus 2008.

     For the nine month periods ended September 30, 2009 and 2008, we have not recognized the future tax benefit of current or prior period losses due to the Company's historical operating losses. Accordingly, our effective tax rate for each period was zero.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had working capital of $322,000 at September 30, 2009, compared to a working capital deficit of $1,287,000 at December 31, 2008, resulting in an increase in working capital of $1,609,000. Current assets at September 30, 2009 included cash and cash equivalents of $170,000 (including restricted cash of $140,000), which is an increase of $17,000 from December 31, 2008. The net positive change in working capital from December 31, 2008 was primarily from an increase to the deferred current asset of $1,468,000 for common stock given pursuant to consulting contracts entered into during the quarter, an increase in cash provided by operating activities of $125,000 for the nine months ended September 30, 2009, further increased by the application of $467,000 of cash from debentures (net of issuance costs), offset negatively by an increase in payments over advances from short and long-term debt obligations of $575,000.

     In the nine months ended September 30, 2009 our cash flow provided by operating activities was $125,000, an increase of $354,000 over the same period in 2008. The components of the increase in cash flow provided by operating activities from 2008 was principally due to a $1,322,000 increase in stock warrants and stock options issued for fees and services., a decrease of $254,000 in trade accounts receivable and an increase in other non-cash items of $52,000, offset by a decrease of $137,000 in trade accounts payable, increase of $40,000 in prepaid and other assets and, an increase in the net loss of $1,097,000.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin. From 2006 to the third quarter of 2009, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was: 2006 - 46%; 2007 - 77%; 2008 - 94%; through third quarter 2009 - 95%. We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

     During the third quarter of 2009, we had a line of credit up to $400,000 at the prime rate (3.25% at September 30, 2009) plus 1.5% and secured by a first lien on all of our assets, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling
$139,899 from the Bank are held as a condition of maintaining the line of credit. In October, 2009, the line of credit was renewed through October 2010. At September 30, 2009, we had $30,000 of borrowing capacity under the credit facility.

     On December 28, 2006, we purchased the remaining ownership interest in Florida N-Viro for $500,000 and financed $400,000 of it by delivering a note (the "Note") to the seller, VFL Technology Corporation. The Note was at 8% interest for 10 years, to be paid in annual installments, including interest, of $59,612, subject to an offset for royalties due us under a patent license agreement from the same party. On September 28, 2009, we remitted payment in full satisfaction of the Note, as announced in a Form 8-K filing in October, 2009.

     On May 18, 2009, we approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into our unregistered common stock at $2.00 per share. The Debentures mature at June 30, 2011. Between May 26, 2009 and September 30, 2009, as a part of our continuing offering of the Debentures, we issued $515,000 of Debentures to a total of twenty (20) accredited investors. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. In July and October, 2009, we timely paid accrued interest to all Debenture holders of record as of the quarter-end dates. At any time we may redeem all or a part of the Debentures at face value plus unpaid interest. As announced in a Form 8-K filed in October, 2009, we extended the offering period to issue any new debentures to November 15, 2009.

     For the remainder of 2009 and into 2010, we expect to improve operating results and have adequate cash or access to cash to adequately fund operations by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

     There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At September 30, 2009, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at September 30, 2009, and the effect these obligations are expected to have on liquidity and cash flow in future periods:



                                                                         Payments Due By Period
                                                 Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                                 -------  ----------  -----------------  ------------  ------------  -------------
Purchase obligations                                 (1)      54,600             54,600             -             -              -

Long-term debt obligations and related interest      (2)   1,551,936            416,205     1,134,884           847              -

Operating leases                                     (3)     324,610            132,590       168,020        24,000              -

Capital lease obligations                                          -                  -             -             -              -

Line of Credit obligation                                    370,000            370,000             -             -              -

Other long-term debt obligations                                   -                  -             -             -              -
                                                          ----------  -----------------  ------------  ------------  -------------

Total contractual cash obligations                        $2,301,146  $         973,395  $  1,302,904  $     24,847  $           -
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

     Other than the remedial measures described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2009.

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

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     Our facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal biosolids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February 2009, we agreed to enter into an administrative consent decree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that we operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent decree, we agreed to pay a civil penalty in the amount of $20,000. Payment of the penalty will be made in quarterly installments of $4,000 over a 15-month period. The first three installments were paid on time in April, July and October 2009.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     On July 23, 2009, the Company executed a Consulting Agreement, or the Agreement, effective July 14, 2009, with Investor Relations Services, Inc. of New Smyrna Beach, FL., or IRSI. The Company has appointed IRSI as its non-exclusive stock promotion and strategic communications adviser for a term of one year from the date of the Agreement. For its services, the Company issued IRSI 500,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. Pursuant to the Agreement, the Company entered into a Designation and Appointment agreement with Summit Trading Limited of New Smyrna Beach, FL., to designate Summit Trading as the third party appointee to be paid the shares of stock under the Consulting Agreement with IRSI.

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

     In addition to the preceding, in the third quarter of 2009 we issued a total of 13,500 shares of unregistered stock to four individuals. A board member, Joseph Scheib, was issued 7,000 shares pursuant to partial exercises of a warrant in September 2009 realizing total gross cash proceeds of $14,000. These proceeds were used for operating expenses. And, two stockholders were issued a total of 6,250 shares pursuant to their finder's fee agreements for a total of $125,000 of debentures sold. We also issued 250 shares to David Mercer, one of our employees, pursuant to his employment arrangement.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     This item is incorporated by reference to Items 7.01 and 8.01 as filed in Form 8-K on August 11, 2009, dated August 5, 2009.


ITEM  5.  OTHER  INFORMATION

(a)     None

(b)     None


ITEM  6.  EXHIBITS

     Exhibits:
          See  Exhibit  Index  below.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                N-VIRO INTERNATIONAL CORPORATION

Date:     November 16, 2009       /s/ Timothy R. Kasmoch
          -----------------       ----------------------
                                  Timothy R. Kasmoch
                                  Chief Executive Officer and President
                                  (Principal Executive Officer)



Date:     November 16, 2009     /s/  James K. McHugh
          -----------------     --------------------
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