Form 10-K/A
period 2008-12-31
N-VIRO INTERNATIONAL CORP
filed 2010-02-25
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                                EXPLANATORY NOTE
                                ----------------

     We refer to N-Viro International Corporation as "N-Viro," "us," "we" and "our" in this report.

     This Amendment No. 2 to Form 10-K amends the Company's Annual Report for the fiscal year ended December 31, 2008 to respond to certain comments from the staff of the Securities and Exchange Commission. This Amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way except for changes to the disclosures in Item 9A(T) -- Controls and Procedures - Evaluation of
Disclosure Controls and Procedures. Accordingly, this Amendment No. 2 to Form 10-K/A should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

     The staff stated in its comment letter that we must state the conclusions of our principal executive and financial officers regarding whether our disclosure controls and procedures are effective or not effective. The staff also stated that we should remove our disclosure implying that the cost-benefit relationship of possible controls and procedures is part of our effectiveness assessment.

     We have revised Item 9A(T) -- Controls and Procedures - Evaluation of Disclosure Controls and Procedures, to include the conclusions of our principal executive and financial officers as to the effectiveness of our disclosure controls and procedures. We also have removed the statement in the disclosure implying that the cost-benefit relationship of possible controls and procedures is part of our effectiveness assessment.


ITEM  9A(T).     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lack sufficient technical expertise, reporting standards and written policies and procedures regarding disclosure controls and procedures.

     Because of the inherent limitations in all disclosure control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, disclosure controls can be circumvented by the individual acts of some persons, by collusion of two or more people and/or by management override of such controls. The design of any system of disclosure controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, disclosure controls and procedures may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Also, misstatements due to error or fraud may occur and not be detected.

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

     Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control
- Integrated Framework. Based on our evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2008 for the reasons described below.

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

        N-VIRO INTERNATIONAL CORPORATION

Dated:  February  25,  2010

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

Dated:  February  25,  2010

/s/  Timothy  R.  Kasmoch         /s/  James  K.  McHugh
--------------------------        ----------------------
Timothy  R.  Kasmoch,             James  K.  McHugh
Chief Executive Officer           Chief Financial Officer,
President and Director            Secretary and Treasurer
(Principal  Executive  Officer)   (Principal  Financial  Officer)


/s/James  H.  Hartung  *          /s/  Mark  D.  Hagans  *
------------------------          ------------------------
James  H.  Hartung,  Director     Mark D. Hagans,
  and  Chairman  of  the  Board   Director


/s/  Joseph H.  Scheib*           /s/Thomas  L.  Kovacik  *
-----------------------           -------------------------
Joseph  H.  Scheib,  Director     Thomas  L.  Kovacik,  Director


/s/  Carl  Richard  *             /s/Joan  B.  Wills  *
---------------------             ---------------------
Carl  Richard,  Director          Joan  B.  Wills,  Director


*  by  James  K.  McHugh,  Attorney-In-Fact