Form 10-Q/A
period 2009-03-31
N-VIRO INTERNATIONAL CORP
filed 2010-03-10
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

We refer to N-Viro International Corporation as "N-Viro," "us," "we" and "our" in this report.

EXPLANATORY NOTE: This Amendment No. 1 to Form 10-Q amends the Company's Quarterly Report for the fiscal quarter ended March 31, 2009 to respond to certain comments from the staff of the Securities and Exchange Commission. This Amendment does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way except for changes to the disclosures in Item 4T-- Controls and Procedures-Evaluation of Disclosure Controls and Procedures. Accordingly, this Amendment No. 1 to Form 10-Q/A should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q, including any amendments to those filings.

     The staff stated in its comment letter that we must state the conclusions of our principal executive and financial officers regarding whether our disclosure controls and procedures are effective or not effective. The staff also stated that we should remove our disclosure implying that the cost-benefit relationship of possible controls and procedures is part of our effectiveness assessment.

     We have revised Item 4T-- Controls and Procedures - Evaluation of Disclosure Controls and Procedures to include the conclusions of our principal executive and financial officers as to the effectiveness of our disclosure controls and procedures. We also have removed the statement disclosure implying that the cost-benefit relationship of possible controls and procedures is part of our effectiveness assessment.


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

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon the evaluation, out principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We lack personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Consequently, we lack sufficient technical expertise, reporting standards and written policies and procedures. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed and monitored by competent accounting staff on a timely basis. This has resulted in a significant number of immaterial out-of-period adjustments to our consolidated financial statements.

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

     As stated in our Form 10-K for the year ended December 31, 2008, we reported that, based on the assessment of our principal executive officer and principal financial officer, our internal controls over financial reporting were not effective as of December 31, 2008. We identified the following material weakness:

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

     During the three months ended March 31, 2009, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          N-VIRO INTERNATIONAL CORPORATION

Date:           March 10, 2010          /s/Timothy R. Kasmoch
          --------------------          ---------------------
                                        Timothy R. Kasmoch
                                        Chief Executive Officer and President
                                        (Principal Executive Officer)