Form 10-Q/A
period 2009-09-30
N-VIRO INTERNATIONAL CORP
filed 2010-03-10
CIK 904896

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                    Yes      No X

     As of November 4, 2009, 5,139,731 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

We refer to N-Viro International Corporation as "N-Viro," "us," "we" and "our" in this report.

EXPLANATORY NOTE: This Amendment No. 1 to Form 10-Q amends the Company's Quarterly Report for the fiscal quarter ended September 30, 2009 to respond to certain comments from the staff of the Securities and Exchange Commission. This Amendment does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way except for changes to the disclosures in Item 4T-- Controls and Procedures-Evaluation of Disclosure Controls and Procedures. Accordingly, this Amendment No. 1 to Form 10-Q/A should be read in conjunction with the other filings of the Company made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q, including any amendments to those filings.

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

     During the three months ended September 30, 2009, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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