Form 10-K
period 2009-12-31
N-VIRO INTERNATIONAL CORP
filed 2010-03-31
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)
    X                ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
                                       OR

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large  accelerated  filer
Accelerated  filer
Non-accelerated  filer
Smaller  reporting  company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter:   $7,967,000.

The number of shares of Common Stock of the registrant outstanding as of March 19, 2010 was 5,194,153.

                      DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in Part III of this Form 10-K is incorporated by reference from the registrant's Proxy Statement for the 2010 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission on or before April 30, 2010.

                                    INDEX

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.     Business                                                          2

Item 1A.     Risk Factors                                                    10

Item 2.     Properties                                                       13

Item 3.     Legal Proceedings                                                13

Item 4.     (Removed and Reserved)                                           14

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities           14

Item 6.     Selected Financial Data                                          15

Item 7.     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     15

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk      22

Item 8.     Financial Statements and Supplementary Data                      23

Item 9.     Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                                  25

Item 9A(T).     Controls and Procedures                                      25

Item 9B.     Other Information                                               26

                                    PART III

Item 10.     Directors, Executive Officers and Corporate Governance          26

Item 11.     Executive Compensation                                          27

Item 12.     Security Ownership of Certain Beneficial Owners
     and Management and Related Stockholder Matters                          27

Item 13.     Certain Relationships and Related Transactions, and
     Director Independence                                                   27

Item 14.     Principal Accountant Fees and Services                          27


                                    PART IV

Item 15.     Exhibits, Financial Statement Schedules                         27

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

     Our business strategy is to market our N-Viro technologies, which produces an "exceptional quality" sludge product, as defined in the Part 503 Regs, with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will allow the opportunity for N-Viro to build, own and operate N-Viro facilities. Currently the company operates two biosolids process facilities located in Toledo, Ohio and Daytona, Florida. Our goal is to continue to operate these facilities and aggressively market our N-Viro BioDry(TM) and N-Viro Fuel(TM) technologies. These patented processes are best suited for current and future demands of both waste treatment as well as domestic and international pressures for clean, renewable alternative fuel sources.

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

N-VIRO  SOIL TM

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

N-VIRO  FUEL TM

     N-Viro FuelTM is a relatively new and patented biomass alternative energy fuel that has physical and chemical characteristics similar to coal and is created from municipal biosolids and other organic wastes like manure and pulp and paper sludge. N-Viro Fuel is manufactured from a variety of organic wastes by blending the waste material with one or more mineral by-products and drying the mixture. The resulting product is blended with coal or petroleum coke and burned as a partial coal substitute in coal-fired power plants. An important advantage of the waste biomass-derived fuel is the ammonia that is released from the waste in the process. This ammonia is available to be used as a substitute for ammonia or urea for NOx removal. We previously announced that N-Viro Fuel has satisfied guidelines set forth by the U.S. Environmental Protection Agency
(EPA) to qualify as an alternative energy source that may be utilized in commercial power generation. The N-Viro Fuel technology, utilizing an alkaline/heat process to produce a fuel product, satisfies all requirements of the EPA 40 CFR part 503 regulations and can be blended with coal for energy production or land applied for agricultural use as N-Viro Soil(TM). Our technologies can convert waste products that traditionally are landfilled, into safe, beneficial and renewable long-term energy solutions. Attaining this status means that N-Viro Fuel technology is now eligible to qualify for certain economic incentives that are granted alternative energy technologies, and it is also a catalyst for attaining permits in each state in a more timely manner. We plan to accelerate its development efforts as this designation is an important factor for its potential energy partners.

N-VIRO  PROCESS  FACILITIES

     Our earliest facility is in Toledo, Ohio and has been managed by us through a Contract Management Agreement with the City of Toledo since our inception. Revenue generated from and related to the Toledo operation accounted for about 32% of our total revenue in 2009. Through the end of 2009, we processed a majority of Toledo's wastewater sludge and sold the resulting N-Viro SoilTM product. In 2004, the City exercised its option to renew the contract for an additional five years through 2009. In December of 2009 and again in March 2010, the City agreed to an extension of the contract, presently extending our service to them to process 50% of the City's sludge until September 30, 2010. Currently, the contract is in its twenty-first year of operation. The Company is currently in discussions with the City to secure a long-term contract with terms and conditions that will be mutually advantageous to both parties. We consider our relationship with the City of Toledo to be satisfactory. However, there can be no assurances that the City will continue to extend on a short-term basis or sign a new long-term contract with the Company beyond September 30, 2010.

     In December 2006, we acquired Headwaters Inc.'s ownership interest in Florida N-Viro L.P. (Florida N-Viro), who was the majority owner and operator of a municipal biosolids processing plant located in Volusia County, Florida. The plant had been jointly owned by us and Pennsylvania-based VFL Technology
Corporation (VFL) - a subsidiary of Headwaters - since 1995. The plant currently processes regional biosolids for multiple communities and currently maintains contracts with the City of Altamonte Springs, the City of Englewood, Seminole County, the City of Palm Coast, the City of Port Orange, the Tohopekaliga Water Authority and Volusia County.

     Including the facilities in Toledo, Ohio and Volusia County, Florida, we estimate there are currently facilities treating and recycling sludge using the N-Viro process at an annualized rate of over 130,000 wet tons per year. In addition, there are several licensees not currently operating, including both international and domestic contractors or public generators, who are in the process of developing or designing site-specific N-Viro facilities.

SALES  AND  MARKETING  OF  N-VIRO  PROCESS

     Currently, the company markets its technology via internal sales efforts. All domestic sales and marketing is controlled by management. The primary focus of our marketing efforts is toward the N-Viro BioDry(TM) and N-Viro Fuel(TM) technologies. These patented processes are best suited for current and future demands of both waste treatment as well as domestic and international pressures for clean, renewable alternative fuel sources.

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

EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. During the last fiscal quarter of 2009, approximately 97% of our revenue was from management-run operations, 3% from other domestic third party agreements and 0% from foreign agreements or research and development grants. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors. In addition, operating results of some of our business segments are influenced, along with other factors such as interest rates, by particular business cycles and seasonality. See Notes to the Financial Statements contained in Item 8 hereof.

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

RESEARCH  AND  DEVELOPMENT

     Research and development on the N-Viro Technologies had been, through 2005, performed primarily by BioCheck Laboratories, a former wholly-owned subsidiary of ours, and Dr. Terry J. Logan. Dr. Logan, a long-time director who resigned from our Board of Directors in November 2006, continues to direct our research and patent development work under a consulting agreement that became effective July 1, 2004 and currently runs through June 30, 2010, as extended by a one-year agreement signed in April 2009. Our research and development expenses were under $5,000 in 2009 and 2008.

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

     In early 2007 we performed a full scale test of the N-Viro FuelTM product at the T.B. Simon Power Facility located on the campus of Michigan State University and in conjunction with them. The results of the test encouraged us to focus primarily on the development of the N-Viro Fuel technology. Our efforts have been focused toward the development of what could be the first N-Viro Fuel facility. Further discussion of our patent development can be found in the section "Patents and Proprietary Rights".

CURRENT  DEVELOPMENTS

     We are currently in discussions with several companies in the cement and fuel/power generation industries for the development and commercialization of the patented N-Viro Fuel(TM) technology. There can be no assurance that these discussions will be successful. We continue to focus on the development of regional biosolids processing facilities. Currently we are in negotiations with several privatization firms to permit and develop independent, regional facilities.

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

     Land Application for Beneficial Use. Land application for beneficial use involves the application of sludge or sludge-based products, for non-disposal purposes, including agricultural, silvicultural and horticultural uses and for land reclamation. Under the Part 503 Regs, N-Viro Soil(TM) is a product that meets certain stringent standards with respect to pathogen levels relating to coliform, salmonella, enteric viruses and viable helminth ova counts ("Class A" pathogen levels), levels of various pollutants, including metals, and elimination of attractiveness to pests, such as insects and rodents, are considered by the EPA to be "exceptional quality" products. The Class A pathogen levels are significantly more stringent than the Class B pathogen levels. Class A N-Viro Soil(TM) can be land applied as a fertilizer or lime agent without regulation in most states.

     "Exceptional quality" products are treated by the EPA as soil amendments/fertilizer material, thereby exempting these products from federal restrictions on their agricultural use or land application. N-Viro Soil(TM) that is produced according to N-Viro Process specifications meets the pollutant concentration limits and other standards set forth in the Part 503 Regs and, therefore, is an "exceptional quality" product that exceeds the EPA's standards for unrestricted agricultural use and land application. Lower quality sludge, including sludge-based products that meet Class B pathogen levels and certain pollutant control and pest attraction requirements, may also be applied to the land for beneficial use but are subject to greater record keeping and reporting requirements and restrictions governing, among other items, the type and location of application, the volume of application and limits on cumulative levels of metals. Sludge applied to the land for agricultural use in all cases must meet Class B pathogen levels and, if applied in bulk, require an EPA permit.

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

     The Part 503 Regulations. Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use. Sewage sludge and the use and disposal thereof is regulated under the Clean Water Act. On February 19, 1993, the EPA published the Part 503 Regs under the Clean Water Act implementing the EPA's "exceptional quality" program. These regulations establish sludge use and disposal standards applicable to approximately 35,000 publicly and privately owned wastewater treatment plants in the United States, including approximately 13,000 to 15,000 publicly owned treatment works, or POTWs. Under the Part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" products and are not subject to any federal restrictions on agricultural use or land application. N-Viro Soil(TM) produced according to N-Viro Process specifications is an "exceptional quality" product. Lower quality sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants. Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit. Agricultural and land applications of all sludge and sludge products, including N-Viro Soil(TM) and other "exceptional quality" products, are typically subject to state and local regulation and, in most cases, require a permit.

     In order to ensure compliance with the Part 503 Regs, we review the results of regular testing of sludge required by the EPA to be conducted by wastewater treatment plants, and it tests N-Viro Soil(TM) produced at N-Viro facilities on a regular basis. In general, we do not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product. In five N-Viro facilities, however, we have permitted the use of the N-Viro Process to produce a product that is not an "exceptional quality" sludge product due to the high pollutant levels of the resulting product. This product is not considered to be N-Viro Soil(TM) and is used solely for landfill cover at adjacent landfills. In addition, we have previously licensed for use at five treatment facilities an earlier sludge treatment process that is designed to produce a sludge product that meets only Class B pathogen levels, and therefore does not produce an "exceptional quality" product.

     Although N-Viro Soil(TM) exceeds the current federal standards imposed by the EPA for unrestricted agricultural use and land application, state and local authorities are authorized under the Clean Water Act to impose more stringent requirements than those promulgated by the EPA. Most states require permits for land application of sludge and sludge based products and several states, such as Rhode Island, Massachusetts and New Jersey, currently have regulations that impose more stringent numerical concentration limits for certain pollutants than the federal rules.

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

     State Regulations. State regulations typically require an N-Viro facility to obtain a permit for the sale of N-Viro Soil(TM) for agricultural use, and may require a site-specific permit by the user of N-Viro Soil(TM). In addition, in some jurisdictions, state and/or local authorities have imposed permit requirements for, or have prohibited, the land application or agricultural use of sludge products, including "exceptional quality" sludge products. Certain of our licensees operate in jurisdictions that require permits and have been able to obtain them for the N-Viro product. There can be no assurance that any such permits will be issued or that any further attempts to require permits for, or to prohibit, the land application or agricultural use of sludge products will not be successful.

     In addition, many states enforce landfilling restrictions for non-hazardous sludge. These regulations typically require a permit to sell or use sludge products as landfill cover material. There can be no assurance that N-Viro facilities or landfill operators will be able to obtain required permits.

     Environmental impact studies may be required in connection with the development of future N-Viro facilities. Such studies are generally time consuming and may create delays in the construction process. In addition, unfavorable conclusions reached in connection with such a study could result in termination of or expensive alterations to the N-Viro facility being developed.

     The costs of compliance are typically borne by our licensees, except in the case of direct sludge processing into a facility. Normally this cost is not material to us in relation to the total contract revenue.

EMPLOYEES

     As of December 31, 2009, we had 31 employees. Six of our employees were engaged in sales and marketing; three were in finance and administration and twenty-two were in operations. We consider our relationship with our employees to be satisfactory.

     We are a party to a collective bargaining agreement (the "Labor Agreement") covering four employees of National N-Viro Tech, Inc., our wholly-owned subsidiary. The employees that are covered by the Labor Agreement work at the Toledo, Ohio N-Viro facility, which is operated by us for the City of Toledo on a contract management basis. These employees are members of the International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers Local Union No. 20, and we consider our relationship with the organization to be satisfactory. In 2005, the Labor Agreement was extended through October 31, 2009. In January 2010, the Labor Agreement was extended mutually on a day-to-day basis. In conjunction with the extension of our contract with the City of Toledo, the Labor Agreement was also extended. See "N-Viro Process Facilities" earlier in this Item 1.

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

     We also hold several patents relating to N-Viro Fuel(TM). In the N-Viro Fuel(TM) process, waste products, which can include domestic sewage sludge, manures and other materials, are treated with mineral by-products, dried by a mechanical dryer, and converted into a renewable fuel that can be used as a substitute for coal in coal-fired boilers and kilns.

     Some early N-Viro patents were developed jointly with the former Medical College of Ohio, now under the name of the University of Toledo ("UT"). Because of the joint development of early N-Viro patents with the UT, we agreed that the rights of UT to the jointly developed intellectual property that was developed, patentable or patented, would generate a royalty payable by us to UT. We also agreed with UT that claims to the traditional N-Viro Soil(TM) process was one-quarter of one percent ( %) of technical revenues until expiration of those patents. UT rights to BioBlend(TM) and certain other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties paid to UT through December 31, 2009 were approximately $65,000, and no amount was expensed during 2009 or 2008.

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

ITEM 1A.     RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCES REGARDING IF AND WHEN WE WILL ACHIEVE PROFITABILITY. IF WE ARE UNABLE TO ACHIEVE PROFITABLE OPERATIONS, WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS, WHICH MAY NOT BE AVAILABLE ON COMMERCIALLY REASONABLE TERMS OR AT ALL, AND WHICH MAY DILUTE OUR STOCKHOLDERS.

     Since 2000, we have experienced net losses and we have not been consistently profitable on an annual basis. For the fiscal years ended December 31, 2009 and December 31, 2008, we incurred net losses of $2.4 million and $1.2 million, respectively. We believe our history of net losses is primarily due to our inability to add enough new sources of revenue to replace decreasing business from existing sources of revenue and, more recently, through a shift of our business toward lower margin products and services. Further, for the year ended December 31, 2009, we experienced much higher than expected expenditures for stock-related fees and compensation in excess of our increase in gross revenue. To achieve profitability, we must accomplish numerous objectives, including growth in our business, the development of new products and commercial relationships, and decreasing our costs. We can not foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve profitability.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND STOCK PRICE.

     We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting. We have previously identified a material weakness in our internal controls over financial reporting due to a lack of personnel to sufficiently monitor and process transactions. Due to our continuing lack of financial resources to hire and train accounting and financial personnel, we have not yet remedied this material weakness. While we are not aware of any material errors to date, our inability to maintain the adequate internal controls may result in a material error in our financial statements. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we experience a material error in our financial statements or if we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS. FURTHER, THE AGREEMENT WITH OUR MOST SIGNIFICANT CUSTOMER EXPIRES IN SEPTEMBER 2010, AND OUR FAILURE TO RENEW THAT AGREEMENT ON FAVORABLE TERMS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     Our business depends on provision of services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the years ended December 31, 2009 and 2008, our single largest customer accounted for approximately 32% and 39%, respectively, of our revenues and our top three customers accounted for approximately 65% and 62%, respectively, of our revenues. Our agreement with our largest customer - which represented approximately 32% of our revenues in 2009 - is due to expire at the end of September 2010. We are attempting to negotiate a renewal of that agreement, but we cannot assure you that we will be able to secure such a renewal at all or on terms that are as favorable as the current agreement. Our failure to renew that agreement on favorable terms would likely have a material adverse effect on our business, financial conditions and results of operations.

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

WE  ARE  AFFECTED  BY  UNUSUALLY  ADVERSE  WEATHER  CONDITIONS.

     Our business is adversely affected by unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to our operations. In addition, revenues and operational results are adversely affected during months of inclement weather which limits the level of land application that can be performed. Long periods of adverse weather could have a material negative effect on our business and financial condition. For example, our Toledo, Ohio operation is affected by unusually adverse weather conditions by lowering the demand for N-Viro Soil(TM) distribution to the local agricultural community.

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

     We recently entered into new employment agreements with our Chief Executive Officer, Timothy Kasmoch, our Executive Vice President and Chief Counsel, Robert Bohmer and our Chief Financial Officer, James McHugh, each of which contains non-compete and other provisions. The laws of each state differ concerning the enforceability of non-competition agreements. We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time. If one of our key executive officers were to leave our employ and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could have a material and adverse effect on our business and financial condition.

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

     During the period from January 1, 2008 through March 19, 2010, our common stock closing price fluctuated between a high of $4.25 and a low of $1.20. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions, the thinly-traded nature of our common stock and the outlook of analysts and investors on our industry. Further, significant market fluctuations, such as over the past six months, may adversely affect the trading price of our common stock. Over the past several years, we have relied on, in part, exercises of stock options by current and former officers and directors and stock purchase warrants by investors for operating cash. Wide fluctuations in the price of our common stock or a stock price that is not significantly above the exercise price of outstanding stock options or warrants, would likely reduce future exercises of stock options or warrants, and which would reduce or eliminate a historic source of cash for our operations.


ITEM 2.     PROPERTIES

     Our executive and administrative offices are located in Toledo, Ohio, under a month to month lease. We believe our relationship with our lessor is satisfactory. The total rental expense for this location included in the statements of operations for each of the years ended December 31, 2009 and 2008 is approximately $37,600 and $37,500, respectively. We also lease various equipment on a month-to-month basis.

     In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year. The total minimum rental commitment for the year ended December 31, 2010 is $12,500. The total rental expense included in the statements of operations for the twelve months ended December 31, 2009 and 2008 is $17,500 and $-0-, respectively.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years. The total minimum rental commitment for the years ending December 31, 2010 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2009 and 2008 is $48,000.

     We also lease processing equipment at the Florida location which began in 2006 under a four year contract. The total minimum rental commitment for the year ended December 31, 2010 is $3,000. The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2009 and 2008 is approximately $31,000.

     The Company also leases other processing equipment at its Florida location which began in February 2008 under a three-year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2010 - $46,200; 2011 - $4,000. The total rental expense included in the statements of operations for the twelve months ended December 31, 2009 and 2008 is approximately $46,200 and $42,300, respectively.

     Management believes that all of our properties are adequately covered by insurance.


ITEM 3.     LEGAL PROCEEDINGS

     The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal biosolids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February 2009, the Company agreed to enter into an administrative consent decree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent decree, the Company agreed to pay a civil penalty in the amount of $20,000. Payment of the penalty will be made in five quarterly installments of $4,000 over a 15-month period. The first four installments were paid on time from April 2009 to January 2010.

     From time to time we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe we have adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.


ITEM  4.     (REMOVED  AND  RESERVED)



                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Our shares of Common Stock are quoted on the OTC Bulletin Board under the symbol "NVIC.OB". The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The closing price range per share of the Common Stock since
January  1,  2008,  was  as  follows:


Quarter      High    Low
------------ -----   ----
First 2008   $4.25  $2.60
Second 2008  $3.99  $2.80
Third 2008   $3.75  $2.40
Fourth 2008  $3.50  $2.50
First 2009   $2.85  $1.20
Second 2009  $2.70  $1.65
Third 2009   $2.75  $1.91
Fourth 2009  $2.80  $1.95



Our  stock  price  closed  at  $3.25  per  share  on  March  19,  2010.

HOLDERS

     As of March 19, 2010, the number of holders of record of our Common Stock was approximately 173.

DIVIDENDS

     We have never paid dividends with respect to our Common Stock. Payment of dividends is within the discretion of our Board of Directors and would depend, among other factors, on our earnings, capital requirements and our operating and financial condition.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                                   (a)                   (b)                       (c)
                                                                                            Number of securities
                                          Number of securities                            remaining available for
                                              to be issued         Weighted-average        future issuance under
                                            upon exercise of       exercise price of        equity compensation
                                          outstanding options,   outstanding options,   plans (excluding securities
Plan category                             warrants and rights     warrants and rights     reflected in column (a))
---------------------------------------   --------------------   ---------------------  ----------------------------

Equity compensation plans
    approved by security holders . . . .             1,279,825   $              $2.24                     1,061,675 2

Equity compensation plans not
    approved by security holders                       258,270 1 $              $1.95                           -0-
                                        ----------------------   ---------------------   ---------------------------
Total                                                1,538,095   $              $2.19                     1,061,675


     1. Represents 120,000 warrants to purchase our Common Stock, issued to Strategic Asset Management, Inc., in 2005 as part of an agreement to provide consulting services, issued at $1.84 per share. And, 138,270 warrants to purchase our Common Stock, issued to certain members of the Board of Directors in December 2006 in payment for services rendered, issued at a weighted average of $2.04 per share.

     2. The available number of shares to issue under our Second Amended and Restated 2004 Stock Option Plan was increased to 2,500,000 shares as approved by the stockholders on August 5, 2009.



RECENT  SALES  OF  UNREGISTERED  SECURITIES

     There were no sales of unregistered securities during the fiscal year ended December 31, 2009 that have not been previously disclosed by the company in a Quarterly Report on Form 10-Q.


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

     The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:

               For the Year Ended December 31,
                        2009    2008
                       ------  ------
Technology fees          1.1%    0.7%
Facility management     68.4%   63.8%
Products and services   30.5%   35.5%
                       ------  ------
Totals                 100.0%  100.0%
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

     Product and service revenue is defined as: alkaline admixture revenue, which represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by us and our Agents to N-Viro facilities; service fee revenue for the management of alkaline admixture, which represent fees charged by us to manage and sell the alkaline admixture on behalf of a third party customer; N-Viro SoilTM sales, which represent revenue received from sales of N-Viro SoilTM sold by us; commissions earned on sales of equipment to an N-Viro facility; rental of equipment to a licensee or agent;
equipment sales, which represent the price charged for equipment held for subsequent sale.

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


                                       Year Ended        Period to Period     Year Ended
                                       December 31,       Percentage         December 31,
                                         2009                Change              2008
                                       ----------         -------------      -----------

(Dollars in thousands)
-------------------------------------
COMBINED STATEMENT OF
    OPERATIONS DATA:

Revenues. . . . . . . . . . . . . . .  $5,021              0.4%               $5,002

Cost of revenues. . . . . . . . . . .   3,912             (8.2%)               4,260
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   1,109             49.5%                  742

Operating expenses. . . . . . . . . .   3,583             85.7%                1,930
                                       ------                                --------

                                       (2,474)                *               (1,188)

Other income (expense). . . . . . . .      60             89.8%                   31
                                       ------                                --------

Loss before income tax expense. . . .  (2,414)                *               (1,157)

Federal and state income tax expense.       0                 *                    0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . . $(2,414)                *              $(1,157)
                                       =======                                =======





PERCENTAGE OF REVENUES:
Revenues. . . . . . . . . . . . . . .  100.0%                                  100.0%

Cost of revenues. . . . . . . . . . .   77.9                                    85.2
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   22.1                                    14.8

Operating expenses. . . . . . . . . .   71.4                                    38.5
                                       ------                                --------

                                       (49.3)                                  (23.7)

Other income (expense). . . . . . . .    1.2                                     0.6
                                       ------                                --------

Loss before income tax expense. . . .  (48.1)                                  (23.1)

Federal and state income tax expense.    0.0                                     0.0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . .  (48.1%)                                 (23.1%)
                                       =======                                 ======


* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON  OF  YEAR  ENDED  DECEMBER 31, 2009 WITH YEAR ENDED DECEMBER 31, 2008

     Revenues increased $19,000, or approximately 0.4%, to $5,021,000 for the year ended December 31, 2009 from $5,002,000 for the year ended December 31, 2008. The increase in revenue was due to a net increase in revenue from existing company-managed facilities, primarily due to the following factors:

     a) Sales of alkaline admixture decreased $79,000 from the same period ended in 2008;

     b) Revenue from the service fees for the management of alkaline admixture showed a net decrease of $59,000 from the same period ended in 2008, primarily from decreased sales of $144,000 into the Toledo location, partially offset by an increase of $89,000 into the Florida N-Viro location;

     c) Our processing revenue, including facility management revenue, showed a net increase of $127,000 over the same period ended in 2008, primarily from increased municipal sludge processing at the Florida N-Viro location partially offset by a decrease in N-Viro Soil revenue from the Toledo location;

     d) Territorial fees showed an increase of $30,000 from the same period ended in 2008:

     The decrease in the sales of alkaline admixture was primarily from facilities no longer procuring their alkaline admixture through us, all located in the midwestern United States.

     The net decrease in service fees for the management of alkaline admixture was primarily from the reduction in alkaline admixture marketed at the Toledo location, which represented a decrease of $144,000. The Florida N-Viro location showed an increase of $89,000 in fees for the management of alkaline admixture.

     The net increase in processing revenue of $127,000 was primarily from an increase in sludge processing volume at our Florida N-Viro location, representing over $245,000 of the increase. Offsetting the facility management were sales of the N-Viro Soil product which showed a decrease of $107,000, primarily from our Toledo location, over 2008.

     Our gross profit increased $367,000, or 50%, to $1,109,000 for the year ended December 31, 2009 from $742,000 for the year ended December 31, 2008, and the gross profit margin increased to 22% from 15% for the same periods. The increase in gross profit margin is primarily due to the reduction in costs associated with our facility management fee operations. These cost reductions were primarily the cost of fuel, the continued transition to using company-owned trucking from third-party vendors for sludge and ash shipments, and a reduction in the cost of shipping N-Viro Soil negotiated with our soil customers purchasing from the Toledo location.

     Our operating expenses increased $1,653,000, or 86%, to $3,583,000 for the year ended December 31, 2009 from $1,930,000 for the year ended December 31, 2008. The increase was primarily due to an increase of approximately $1,134,000 in payroll and related costs, $359,000 in consulting fees, $63,000 in director-related costs, $28,000 in office and $18,000 in travel-related expenses.

Of the increase of $1,134,000 in payroll and related costs, $1,122,000 were non-cash costs relating to the issuance of stock options to officers. Of the increase of $359,000 in consulting fees, $324,000 were non-cash costs for stock given as compensation for the agreements entered into in 2009. Of the increase of $63,000 in director-related costs, $75,000 were non-cash costs relating to the issuance of stock options. Of the total increase of $1,556,000 in all three of these categories from 2008 to 2009, $1,521,000 were for non-cash costs.

Of our total operating expenses in 2009 of $3,583,000, approximately $2,166,000 were non-cash expenses for stock and stock options issued during the year and $492,000 in amortization and depreciation expense, or a total of $2,658,000.

     Our nonoperating income (expense) increased by $28,000 to income of $60,000 for the year ended December 31, 2009 from income of $32,000 for the year ended December 31, 2008. The increase in nonoperating income was primarily due to the extinguishment of $147,000 of certain liabilities no longer due during 2009.

     We recorded a net loss of approximately $2,414,000 for the year ended December 31, 2009 compared to a net loss of approximately $1,157,000 for the year ended December 31, 2008, an increase in the loss of approximately $1,257,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     We had working capital of $57,000 at December 31, 2009, compared to a working capital deficit of $1,287,000 at December 31, 2008, resulting in an increase in working capital of $1,344,000. Current assets at December 31, 2009 included cash and cash equivalents of $202,000 (including restricted cash of $140,000), which is an increase of $48,000 from December 31, 2008. The net positive change in working capital from December 31, 2008 to 2009 was primarily from an increase to the deferred current asset of $966,000 for common stock given pursuant to consulting contracts entered into during the year, an increase in cash provided by operating activities of $233,000 for the year ended December 31, 2009, further increased by $706,000 of cash from the issuance of convertible debentures (net of issuance costs), offset negatively by an increase in payments over advances from short and long-term debt obligations of $547,000.

     In 2009 our cash flow provided by operating activities was $26,000, an increase of $233,000 over the same period in 2008. The components of the increase in cash flow provided by operating activities from 2008 was principally due to a $1,520,000 increase in stock and stock options issued for fees and services and an increase in other non-cash items of $82,000, offset by an increase of $40,000 in trade accounts receivable, a decrease of $22,000 in trade accounts payable and an increase of $50,000 in prepaid and other assets and, an increase in the net loss of $1,257,000.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin. From 2006 to 2009, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was: 2006 - 46%; 2007 - 77%; 2008 - 94%; 2009 - 95%. We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. For 2008 and throughout 2009, our customers slowed the overall payment rate on our outstanding receivables, which in turn contributed to us extending payment times to our vendors on our payables. We make no assurances that payments from our customers or payments to our vendors will become shorter and this may have an adverse impact on our continuing operations.

     During 2009, we had a line of credit up to $400,000 at the prime rate (3.25% at December 31, 2009) plus 0.75% and secured by a first lien on all of our assets, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling $140,161 from the Bank are held as a condition of maintaining the line of credit. In October, 2009, the line of credit was renewed through October 2010. At December 31, 2009, we had $75,000 of borrowing capacity under the credit facility.

     During 2009, we borrowed a total of $139,849 from two lenders to purchase insurance policies for general, property and directors & officers' insurance coverage during the year. A total of two term notes were issued, ranging from 3.8% to 5.3% interest for a term not more than one year, monthly payments totaling $14,312 and each are unsecured. The total amount owed on all notes as of December 31, 2009 was approximately $54,800 and all notes are expected to be paid in full on the applicable maturity date, the last of which is August 2010.

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

     On May 18, 2009, we approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into our unregistered common stock at $2.00 per share. The Debentures mature at June 30, 2011.
During 2009 we issued $765,000 of Debentures to a total of twenty (23) accredited investors. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. In July and October 2009 and in January 2010, we timely paid accrued interest to all Debenture holders of record as of the quarter-end dates. At any time, we may redeem all or a part of the Debentures at face value plus unpaid interest. During 2009, one accredited investor redeemed $10,000 of Debentures into unregistered common stock.

     For 2010, we expect to improve operating results and have adequate cash or access to cash to adequately fund operations by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

     There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At December 31, 2009, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

          Allowance for Doubtful Accounts - We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. The balance of the allowance at December 31, 2009 and 2008 is $50,000.

          Property and Equipment/Long-Lived Assets - Property and equipment is reviewed for impairment. The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Property, machinery and equipment are stated at cost less accumulated depreciation. We believe the carrying amount is not impaired based upon estimated future cash flows.

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

               In June 2009, the FASB amended its guidance on determining whether an entity's variable interests constitute controlling financial interests in a variable interest entity. Among other things, the updated guidance replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company's involvement in VIEs. This update will be effective for us beginning January 1, 2010. We are currently evaluating the effect that adoption of this update will have, if any, on our financial position and results of operations when it becomes effective in 2010.

               In October 2009 the FASB issued an update to its revenue recognition standards that (1) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (2) replaces references to "fair value" with "selling price" to distinguish from other fair value measurement guidance, (3) provides a hierarchy that entities must use to estimate the selling price, (4) eliminates the use of the residual method for allocation, and (5) expands the ongoing disclosure requirements. The new standard is effective for us beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have, if any, on our financial position and results of operations when it becomes effective in 2011.

     Other Accounting Standards Updates not effective until after December 31, 2009, are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                         INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

FINANCIAL STATEMENTS
     CONSOLIDATED BALANCE SHEETS                                      F-2 - F-3
     CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)              F-5
     CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-7 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
N-Viro International Corporation


We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware entity) and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.


/s/  UHY LLP
------------
UHY LLP
Southfield, Michigan
March 31, 2010


                        N-VIRO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2009 and 2008
                           --------------------------


                                                 2009        2008
                                              ----------  ----------
ASSETS
------------------------------------------

CURRENT ASSETS
Cash and cash equivalents:
  Unrestricted                                $   61,380  $   14,869
  Restricted                                     140,161     138,812
Receivables, net:
  Trade                                          597,035     494,141
  Related party - Mahoning Valley N-Viro          15,325           -
Deferred costs - stock issued for services       966,354           -
Prepaid expenses and other assets                108,138      64,331
                                              ----------  ----------
Total current assets                           1,888,393     712,153

PROPERTY AND EQUIPMENT, NET                    1,363,476   1,781,290

INTANGIBLE AND OTHER ASSETS, NET                 211,457     189,328
                                              ----------  ----------


                                              $3,463,326  $2,682,771
                                              ==========  ==========


   The accompanying notes are an integral part of these financial statements.


                              N-VIRO INTERNATIONAL CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                                 December 31, 2009 and 2008
                                 --------------------------


                                                                       2009           2008
                                                                   -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------

CURRENT LIABILITIES
  Current maturities of long-term debt                             $    353,800   $    360,501
  Line-of-credit                                                        325,000        398,000
  Accounts payable                                                      932,831      1,047,364
  Accrued liabilities                                                   219,910        193,425
                                                                   -------------  -------------
Total current liabilities                                             1,831,541      1,999,290

LONG-TERM DEBT, LESS CURRENT MATURITIES                                 500,808      1,135,364

LONG-TERM DEBT - Convertible debentures, net of discount                610,840              -
                                                                   -------------  -------------

Total liabilities                                                     2,943,189      3,134,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value
    Authorized - 2,000,000 shares
    Issued - -0- shares in 2009 and 2008                                      -              -
  Common stock, $.01 par value
    Authorized - 25,000,000 shares in 2009 and 15,000,000 in 2008
    Issued - 5,269,553 shares in 2009 and 4,468,025 shares in 2008       52,696         44,680
  Additional paid-in capital                                         21,453,168     17,822,744
  Accumulated deficit                                               (20,300,837)   (17,634,417)
                                                                   -------------  -------------
                                                                      1,205,027        233,007

Less treasury stock, at cost, 123,500 shares                            684,890        684,890
                                                                   -------------  -------------
Total stockholders' equity (deficit)                                    520,137       (451,883)
                                                                   -------------  -------------

                                                                   $  3,463,326   $  2,682,771
                                                                   =============  =============


   The accompanying notes are an integral part of these financial statements.


                             N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                          Years Ended December 31, 2009 and 2008
                          --------------------------------------


                                                                     2009          2008
                                                                 ------------  ------------
REVENUES                                                         $ 5,021,169   $ 5,001,774

COST OF REVENUES                                                   3,912,310     4,260,290
                                                                 ------------  ------------

GROSS PROFIT                                                       1,108,859       741,484

OPERATING EXPENSES
  Selling, general and administrative                              3,582,979     1,929,777
                                                                 ------------  ------------

OPERATING LOSS                                                    (2,474,120)   (1,188,293)

OTHER INCOME (EXPENSE)
  Interest income                                                      1,354         3,306
  Gain on extinguishment of liabilities                              147,201        88,785
  Amortization of discount on convertible debentures                 (24,315)            -
  Interest expense                                                   (64,313)      (60,513)
                                                                 ------------  ------------
                                                                      59,927        31,578
                                                                 ------------  ------------

LOSS BEFORE INCOME TAXES                                          (2,414,193)   (1,156,715)

Federal and state income taxes                                             -             -
                                                                 ------------  ------------

NET LOSS                                                         $(2,414,193)  $(1,156,715)
                                                                 ============  ============


Basic and diluted loss per share                                 $     (0.51)  $     (0.27)
                                                                 ============  ============

Weighted average common shares outstanding - basic and diluted     4,688,928     4,274,877
                                                                 ============  ============



   The accompanying notes are an integral part of these financial statements.


                                             N-VIRO INTERNATIONAL CORPORATION

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          Years Ended December 31, 2009 and 2008

                                                                        Additional
                                                Shares of     Common     Paid-in     Accumulated   Treasury
                                                Common Stock   Stock     Capital       Deficit       Stock        Total
                                                ------------  -------  -----------  -------------  ----------  ------------
BALANCE JANUARY 1, 2008                            4,145,359  $41,454  $16,962,134  $(16,477,702)  $(684,890)  $  (159,004)

Net loss                                                   -        -            -    (1,156,715)          -    (1,156,715)
Issuance of stock options                                  -        -      221,150             -           -       221,150
Exercise of stock options                            109,900    1,099      176,130             -           -       177,229
Exercise of stock warrants                           120,947    1,209      244,559             -           -       245,768
Issuance of common stock                              91,819      918      218,771             -           -       219,689
                                                ------------  -------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2008                          4,468,025   44,680   17,822,744   (17,634,417)   (684,890)     (451,883)

Net loss                                                   -        -            -    (2,414,193)          -    (2,414,193)
Deemed dividend on extension of stock warrants             -        -      252,227      (252,227)          -             -
Issuance of stock options                                  -        -    1,371,921             -           -     1,371,921
Exercise of stock options                             21,400      214       29,823             -           -        30,037
Exercise of stock warrants                            13,672      137       29,015             -           -        29,152
Conversion of debentures to stock                      5,024       50        9,999             -           -        10,049
Discount on convertible debentures issued                  -        -      183,897             -           -       183,897
Issuance of common stock                             761,432    7,615    1,753,542             -           -     1,761,157
                                                ------------  -------  -----------  -------------  ----------  ------------

BALANCE DECEMBER 31, 2009                          5,269,553  $52,696  $21,453,168  $(20,300,837)  $(684,890)  $   520,137
                                                ============  =======  ===========  =============  ==========  ============


   The accompanying notes are an integral part of these financial statements.


                        N-VIRO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2009 and 2008
                     --------------------------------------


                                                          2009          2008
                                                      ------------  ------------

Cash Flows From Operating Activities
  Net loss                                            $(2,414,193)  $(1,156,715)
  Adjustments to reconcile net loss to net
    cash from operating activities:
  Depreciation and amortization                           467,990       447,365
  Amortization of discount and costs of debentures         37,345             -
  Provision (reduction) for bad debts                           -        10,000
  Issuance of stock for debt and services                 793,646       470,628
  Issuance of stock options and warrants for services   1,371,962       174,483
  (Gain) loss on the sale of fixed assets                   1,161       (32,890)
Changes in Operating Assets and Liabilities
  Increase in trade receivables                          (102,894)      (63,182)
  Increase in prepaid expenses and other assets           (55,693)       (5,112)
  Decrease in accounts payable and accrued liabilities    (73,050)      (50,960)
                                                      ------------  ------------
Net cash provided by (used in) operating activities        26,274      (206,383)

Cash Flows From Investing Activities
  Proceeds from sale of property and equipment              3,006        79,773
  Increase in investments                                       -          (125)
  Increases from restricted cash and cash equivalents      (1,348)       (3,306)
  Advances to related parties                             (15,300)            -
  Purchases of property and equipment                     (17,360)     (923,673)
                                                      ------------  ------------
Net cash used in investing activities                     (31,002)     (847,331)

Cash Flows From Financing Activities
  Proceeds from convertible debentures issued             765,000             -
  Issuance costs of convertible debentures issued         (58,666)            -
  Borrowings under long-term obligations                  139,848       862,228
  Stock options exercised                                  30,037       177,112
  Stock warrants exercised                                 29,152       245,912
  Net borrowings (repayments) on line-of-credit           (73,000)       34,000
  Principal payments on long-term obligations            (781,132)     (312,990)
                                                      ------------  ------------
Net cash provided by financing activities                  51,239     1,006,262
                                                      ------------  ------------

Net Increase (Decrease) in Cash and Cash Equivalents       46,511       (47,452)

Cash and Cash Equivalents - Beginning                      14,869        62,321
                                                      ------------  ------------

Cash and Cash Equivalents - Ending                    $    61,380   $    14,869
                                                      ============  ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                $   125,460   $   125,857
                                                      ============  ============


   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

E. Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due amounted to $30,979 and $50,940 of receivables for the years ended December 31, 2009 and 2008, respectively. The Company's policy is not to accrue and record interest income on past due trade receivables. The Company does bill the customer finance charges on past due accounts and records the interest income when collected. Credit is generally granted on an unsecured basis. Periodic credit evaluations of customers are conducted and appropriate allowances are established.

     Management estimates an allowance for doubtful accounts, which was $50,000 as of December 31, 2009 and 2008. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

F. Property and Equipment - Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are five to fifteen years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense amounted to $431,007 and $395,928 in 2009 and 2008, respectively. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

G. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from one and one-half to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were 16.0 and 16.1 years at December 31, 2009 and 2008, respectively). Amortization expense amounted to $30,369 and $37,015 in 2009 and 2008, respectively. Estimated amortization expense, based on these patent costs and territory rights at December 31, 2009, for each of the ensuing five years is as follows: 2010 - $27,000; 2011 - $24,000; 2012 - $19,000; 2013 - $15,000;
2014 - $14,000. Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.

     The Company has capitalized the cost of acquiring certain customer licenses and contracts as part of the acquisition of Florida N-Viro on December 31, 2006. Amortization expense amounted to $6,613 in 2009 and $14,422 in 2008. Estimated amortization expense, based on these capitalized license and contracts at December 31, 2009, for each of the ensuing five years is as follows: 2010 -
$6,000;  2011  -  $2,000;  2012  -  $2,000;  2013  -  $2,000;  2014  -  $2,000.

H. Revenue Recognition - Facility management revenue, sludge processing revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

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

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

I. Loss Per Common Share - Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2009 and 2008, the effects of 1,279,825 stock options outstanding, 724,950 warrants to purchase common stock, and, debentures that are convertible to 377,500 shares of common stock are excluded from the diluted per share calculation because they would be antidilutive.

J. Stock Options - The Company records share-based compensation expense using a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation to employees.

K. New Accounting Standards - In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in "italics" relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In June 2009, the FASB amended its guidance on determining whether an entity's variable interests constitute controlling financial interests in a variable interest entity. Among other things, the updated guidance replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company's involvement in VIE's. This update will be effective for the company beginning January 1, 2010. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's financial position and results of operations when it becomes effective in 2010.

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

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


Other Accounting Standards Updates not effective until after December 31, 2009, are not expected to have a significant effect on the Company's consolidated financial position or results of operations.

L. Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

The accounting for uncertain tax positions requires the Company to evaluate each income tax position using a two step process which includes a determination as to whether it is more likely than not that the income tax position will be sustained, based upon technical merit and upon examination by the taxing authorities. At December 31, 2009 and 2008, there were no uncertain tax positions that required accrual. None of the Company's federal or state income tax returns are currently under examination by the Internal Revenue Service ("IRS") or state authorities. However, fiscal years 2006 and later remain subject to examination by the IRS and respective states.


NOTE  2.     BALANCE  SHEET  DATA

PROPERTY  AND  EQUIPMENT  (AT  COST):



                                      2009        2008
                                   ----------  ----------
Leasehold improvements             $  122,979  $  116,458
Equipment                           2,763,211   2,779,103
Furniture, fixtures and computers      54,275      48,216
                                   ----------  ----------
                                    2,940,465   2,943,777
Less accumulated depreciation       1,576,989   1,162,487
                                   ----------  ----------

                                   $1,363,476  $1,781,290
                                   ==========  ==========


DEFERRED  COSTS:

In 2005, the Company executed a financial public relations agreement with Strategic Asset Management, Inc., or SAMI. The Company appointed SAMI as its non-exclusive financial public relations counsel for a term of two years from the date of the SAMI Agreement. For its services, the Company issued SAMI 120,000 shares of the Company's unregistered common stock, and 120,000 common stock purchase warrants to purchase an equal number of shares of the Company's common stock at an exercise price of $1.84 per share. Total valuation of the services to be performed as part of the SAMI Agreement was estimated to be $321,800, to be amortized over the two year period, and was recorded as a deferred cost. In 2006, the Company extended the SAMI Agreement for two years to September 2009, and in consideration issued SAMI an additional 100,000 shares of the Company's unregistered common stock. Total valuation of these additional services to be performed was estimated to be $146,300, to be amortized from January 2007 to September 2009. Total consideration for the SAMI Agreement for the entire four year period was estimated to be $468,100. In December 2008, the Company cancelled the SAMI Agreement and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $164,171 in 2008.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

In 2007, the Company executed a Consulting Agreement with Weil Consulting Corporation, or the Weil Agreement. The Company engaged Weil to provide services as a consultant in general business affairs of the Company for a term of two years from the date of the Weil Agreement. For its services, the Company issued Weil 35,000 shares of the Company's unregistered common stock. Total valuation of the services to be performed as part of the Weil Agreement was estimated to be $61,000, to be amortized over the two year period, and was recorded as a deferred cost. In December 2008, the Company cancelled the Weil Agreement and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $39,809 in 2008.

In January 2008, the Company executed a second Consulting Agreement with Weil Consulting Corporation, or the Weil Agreement #2. The Company engaged Weil to provide services as a consultant in general business affairs of the Company for a term of two years from the date of the Weil Agreement #2. For its services, the Company issued Weil 50,000 shares of the Company's unregistered common stock. Total valuation of the services to be performed as part of the Weil Agreement #2 was estimated to be $133,000, to be amortized over the two year period, and was recorded as a deferred cost. In December, 2008, the Company cancelled the Weil Agreement #2 and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $133,000 in 2008.

In January 2008, the Company executed a Consulting Agreement with SLD Capital Corporation, or the SLD Agreement. The Company engaged SLD to provide services as a consultant in general business affairs of the Company for a term of two years from the date of the SLD Agreement. For its services, the Company issued SLD 50,000 shares of the Company's unregistered common stock. Total valuation of the services to be performed as part of the SLD Agreement was estimated to be $133,000, to be amortized over the two year period, and was recorded as a deferred cost. In December 2008, the Company cancelled the SLD Agreement and recorded to expense the balance of the unamortized costs on the remaining agreement, or a total of $133,000 in 2008.

In July 2009, the Company executed a Consulting Agreement, or the Agreement, effective July 14, 2009, with Investor Relations Services, Inc. of New Smyrna Beach, FL, or IRSI. The Company appointed IRSI as its non-exclusive stock promotion and strategic communications counsel for a term of one year from the date of the Agreement. For its services, the Company issued IRSI 500,000 shares of the Company's unregistered common stock. Pursuant to the Agreement, the Company entered into a Designation and Appointment agreement with Summit Trading Limited of New Smyrna Beach, FL, to designate Summit Trading as the third party appointee to be paid the shares of stock under the Consulting Agreement with IRSI. The Company accounted for this transaction by recording a deferred current asset of $1,135,000 that is amortized ratably over the 12 month period the services are to be rendered. The cost amortized for the year ended December 31, 2009 was $520,200. The amount deferred at December 31, 2009 was $614,800.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

In July 2009, the Company executed a Finder's Fee and Non-Circumvention Agreement with Summit Trading to locate possible merger and acquisition candidates as well as sources of financing for the Company for a period of one year, effective July 20, 2009. For its services, the Company issued Summit Trading 250,000 shares of the Company's unregistered common stock. The Company accounted for this transaction by recording a deferred current asset of $625,000 that is amortized ratably over the 12 month period the services are to be rendered. The cost amortized for the year ended December 31, 2009 was $273,400. The amount deferred at December 31, 2009 was $351,600.

The following is a summary of Deferred Costs - capitalized stock value on contracts, net as of December 31:


                                                            2009    2008
                                                          --------  -----
Deferred costs - Investor Relations, less accumulated
   amortization (2009 - $520,208;  2008 - $-0-)           $614,792  $   -

Deferred costs - Summit Trading, Ltd., less accumulated
   amortization (2009 - $273,437;  2008 - $-0-)            351,562      -
                                                          --------  -----

                                                          $966,354  $   -
                                                          ========  =====



INTANGIBLE  AND  OTHER  ASSETS:

The  following  is  a summary of intangible and other assets, net as of December
31:


                                                            2009      2008
                                                          --------  --------
Patents and related intangibles, less accumulated
   amortization (2009 - $320,905;  2008 - $376,150)       $125,952  $155,733

Territory rights, less accumulated amortization
   (2009 - $5,882;  2008 - $5,294)                           4,118     4,706

Customer list, less accumulated amortization
   (2009 - $47,975;  2008 - $41,362)                        14,780    21,393

Debenture issuance costs, less accumulated amortization
   (2009 - $13,031;  2008 - $-0-)                           43,136         -

Other                                                       23,471     7,496
                                                          --------  --------

                                                          $211,457  $189,328
                                                          ========  ========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)


ACCRUED  LIABILITIES:

                                         2009      2008
                                       --------  --------
Accrued payroll and employee benefits  $ 26,768  $ 14,386
Sales tax payable                       177,470   177,455
Interest payable                         15,672     1,584
                                       --------  --------

                                       $219,910  $193,425
                                       ========  ========



NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT

During 2009, the Company had a line of credit up to $400,000 at the prime rate (3.25% at December 31, 2009) plus 0.75% and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2009. Two certificates of deposit totaling $140,161 from the Bank are held as a condition of maintaining the line of credit. The Company is permitted to borrow up to 80% of its outstanding trade accounts receivable not over 90 days. In October 2009, the line of credit was renewed through October 2010. At December 31, 2009, the Company had $75,000 of borrowing capacity under the credit facility.

Long-term debt at December 31, 2009 and 2008 is as follows:


                                            2009        2008
                                         ----------  ----------
Notes payable - banks                    $  704,384  $  938,970
Notes payable - equipment vendors           150,224     183,481
Note payable - VFL                                -     373,414
Convertible debentures, net of discount     610,840           -
                                         ----------  ----------
                                          1,465,448   1,495,865
Less current maturities                     353,800     360,501
                                         ----------  ----------

                                         $1,111,648  $1,135,364
                                         ==========  ==========

During 2009, the Company borrowed a total of $139,849 from two lenders to purchase insurance policies for general, property and directors & officers' insurance coverage during the year. A total of two term notes were issued, ranging from 3.8% to 5.3% interest for a term not more than one year, monthly payments totaling $14,312 and each are unsecured. The total amount owed on these notes as of December 31, 2009 was approximately $54,800 and these notes are expected to be paid in full on the applicable maturity date, the last of which is August 2010.

Prior to 2009, the Company has borrowed a total of $1,345,700 from seven lenders to purchase processing and automotive equipment. A total of fourteen term notes have been issued, ranging from 7.1% to 9.9% interest for terms ranging three to five years, monthly payments totaling approximately $29,700 and all are secured. The total amount owed on all notes as of December 31, 2009 was approximately $799,800 and all notes are expected to be paid in full on the applicable maturity date, the last of which is October 2013.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT  (CONTINUED)

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

On May 18, 2009, the Company approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into unregistered common stock of the Company at $2.00 per share. The Debentures mature at June 30, 2011. During 2009 the Company issued $765,000 of Debentures to a total of twenty three accredited investors. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. In July and October 2009 and in January 2010, the Company timely paid accrued interest to all Debenture holders of record as of the quarter-end dates. At any time, the Company may redeem all or a part of the Debentures at face value plus unpaid interest. During 2009, one accredited investor redeemed $10,000 of Debentures into unregistered common stock. Because the fair market value of the Company's common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required to record a discount given on each Debenture sold, which totaled $169,475. The discount is then required to be amortized as a period expense by the straight-line method over the remaining periods the Debentures are scheduled to be outstanding, which averages 20 months. Amortization expense amounted to $24,315 in 2009, the first year.

Approximate aggregate maturities of long-term debt for the years ending December 31 are as follows: 2010 - $354,000; 2011 - $893,000; 2012 - $160,000; 2013 -
$57,000;  2014  and  after  -  $1,000.


NOTE 4.     RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company advanced funds for start-up and beginning operating capital totaling $15,325 to their joint venture limited liability company, Mahoning Valley N-Viro. Mahoning Valley N-Viro is owned 50% by the Company and 50% by SouthSide Environmental Group of Struthers, Ohio.

Also during 2009, the Company paid Terri Kasmoch, the spouse of President and Chief Executive Officer Timothy Kasmoch, consulting fees for business development, web site and company media marketing and stock promotion efforts for the Company.

During the year ended December 31, 2008, the Company paid R. Francis DiPrete, a former member of the Board of Directors, fees for consulting services. These fees were exclusive of director fees and expenses paid for with cash and stock options.

The following table summarizes these payments for 2009 and 2008 and the balance to each of any monies owed as of December 31, 2009 and 2008:


                    Year  Consulting fees   Account payable balance at December 31
                    ----  ----------------  ---------------------------------------
Terri Kasmoch       2009  $         11,000  $                                 2,737
R. Francis DiPrete  2008             2,500                                        -


                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 5.     EQUITY TRANSACTIONS

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009, for directors and key employees under which 2,500,000 shares of common stock may be issued. Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest immediately, but cannot be exercised until six months from the date of grant. Options were granted in 2009 and 2008 at the approximate market value of the stock at date of grant, as defined by the stock option plan.

On June 12, 2007, 100,000 stock options were granted to Robert W. Bohmer pursuant to his two-year employment agreement dated June 2007. The options vested 25% immediately and the balance over three 6-month periods. To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $280,000 ratably through June, 2011, the ending date of his employment agreement, extended in June 2008 for two additional years. This charge was $46,667 for 2009 and $93,333 for 2008. In connection with the option grant to Mr. Bohmer, the Board of Directors adopted a waiver of certain provisions of the plan which would otherwise limit the number of options that any participant may receive. In particular, the plan provides that a participant may not receive options to purchase more that 25,000 shares of common stock during any calendar year. The Board adopted a limited amendment of these limitations in order to make the grants to Mr. Bohmer.

In July 2009, the Company executed a Consulting Agreement, or the Agreement, effective July 14, 2009, with Investor Relations Services, Inc. of New Smyrna Beach, FL, or IRSI. The Company appointed IRSI as its non-exclusive stock promotion and strategic communications counsel for a term of one year from the date of the Agreement. For its services, the Company issued IRSI 500,000 shares of the Company's unregistered common stock. Pursuant to the Agreement, the Company entered into a Designation and Appointment agreement with Summit Trading Limited of New Smyrna Beach, FL, to designate Summit Trading as the third party appointee to be paid the shares of stock under the Consulting Agreement with IRSI.

In July 2009, the Company executed a Finder's Fee and Non-Circumvention Agreement with Summit Trading to locate possible merger and acquisition candidates as well as sources of financing for the Company for a period of one year, effective July 20, 2009. For its services, the Company issued Summit Trading 250,000 shares of the Company's unregistered common stock.

During the year ended December 31, 2009, the Company granted stock options totaling 634,000 shares: 80,000 options to outside directors and 554,000 options to officers. The options granted to the directors became fully vested six months after the date of grant, and were priced, pursuant to the Second Amended and Restated 2004 Stock Options Plan, at a weighted average price of $2.13 for a total expense of approximately $156,000. The options granted to the officers vested immediately and were priced, pursuant to the Second Amended and Restated 2004 Stock Options Plan, at a weighted average price of $2.19 for a total expense of approximately $1,214,000.

The following summarizes the stock options activity for the years ended December 31, 2009 and 2008:


                                                            2009                    2008
                                                    ----------------------  ---------------------
                                                                 Weighted               Weighted
                                                                  Average                Average
                                                                 Exercise               Exercise
                                                      Shares       Price      Shares      Price
                                                    -----------  ---------  ----------  ---------
Outstanding, beginning of year                         746,025   $    2.28    839,925   $    2.19
   Granted                                             634,000        2.18     22,500        3.61
   Exercised                                           (21,400)       1.43   (109,900)       2.14
   Expired during the year                             (78,800)       2.36     (6,500)       2.31
                                                    -----------             ----------
Outstanding, end of year                             1,279,825        2.24    746,025        2.28
                                                    ===========             ==========

Eligible for exercise at end of year                 1,222,325        2.24    746,025        2.28
                                                    ===========             ==========

Weighted average fair value per option for
    options granted during the year                 $     2.09              $    3.38
                                                    ===========             ==========

Options expected to vest over the life of the Plan   1,279,825                746,025
                                                    ===========             ==========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE  5.     EQUITY  TRANSACTIONS  (CONTINUED)

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes valuation model. The Company uses historical data among other factors to estimate the expected price volatility, the expected option term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the option.

The following assumptions were used to estimate the fair value of options granted:

                                 Year Ended December 31,
                              ----------------------------
                                        2009         2008
                              --------------------  ------
Expected dividend yield                      0.00%   0.00%
Weighted average volatility                  79.4%  112.2%
Risk free interest rate                 2.9 - 3.5%    4.2%
Expected term (in years)                       10      10


In October 2009, the Company approved a plan to extend to all holders of N-Viro International Corporation warrants, a choice to extend their respective exercise periods if they complete the transaction by December 31, 2009, by either (1) exercising at least 1% of the existing number of warrants and receive the balance of warrants with a 1-year extended date at the original exercise price and date based on the original agreement, or, (2) choosing a 1:1 exercise of any warrants held and receive a new warrant for a 5-year term at a new "strike price" of $2.52 per share on the new warrants issued, whereby the holders of such warrants will also receive the balance of their unexercised original warrants with their expiration date extended for one additional year. The incremental fair value associated with the extension of the warrant expiration dates and issuance of replacement warrants has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the accompanying Statement of Stockholders' Equity (Deficit).

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


NOTE  6.     REVENUE  AND  MAJOR  CUSTOMERS

Revenues for the years ended December 31, 2009 and 2008 consist of the following:



                          2009        2008
                       ----------  ----------
Facility management    $3,431,533  $3,188,539
Technology fees            57,644      36,241
Products and services   1,531,991   1,776,994
                       ----------  ----------

                       $5,021,168  $5,001,774
                       ==========  ==========


Revenues for the years ended December 31, 2009 and 2008 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management, and, products and services classifications), which represented approximately 32% for 2009 and 39% for 2008 of total consolidated revenue. The accounts receivable balance due (which is unsecured) from this customer at December 31, 2009 and 2008 was approximately $188,000 and $110,000, respectively. The Company's six largest customers billed through Florida N-Viro each represent between 5%-19% of the consolidated revenue for the Company, or a collective total of approximately 57%. The accounts receivable balance due (which are unsecured) for these six Florida N-Viro customers at December 31, 2009 and 2008 was approximately $314,000 and $229,000, respectively.

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

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


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

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in March 2009 for five years. The total minimum rental commitment for the years ending December 31, 2010 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2009 and 2008 is $48,000.

The Company leases processing equipment at its Florida location which began in 2006 under a four year contract. The total minimum rental commitment for the year ended December 31, 2010 is $3,000. The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2009 and 2008 is approximately $31,000.

The Company also leases other processing equipment at its Florida location which began in February 2008 under a three year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2010 - $46,200; 2011 - 4,000. The total rental expense included in the statements of operations for the twelve months ended December 31, 2009 and 2008 is approximately $46,200 and $42,300, respectively.

The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal bio-solids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July of 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February of 2009, the Company agreed to enter into an administrative consent decree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent decree, the Company agreed to pay a civil penalty in the amount of $20,000. The first four installments were paid on time from April 2009 to January 2010.

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

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


NOTE 8.     INCOME TAX MATTERS

The composition of the deferred tax assets and liabilities at December 31, 2009 and 2008 is as follows:



                                                      2009          2008
                                                  ------------  ------------
Gross deferred tax liabilities:
 Property + equipment depreciation + amortization $   (99,800)  $   (80,700)
Gross deferred tax assets:
 Loss carryforwards                                 4,084,400     5,745,400
 Section 754 basis step up                            149,900       171,300
 Allowance for doubtful accounts                       17,000        17,000
 Other                                                  3,100         2,800

Less valuation allowance                           (4,154,600)   (5,855,800)
                                                  ------------  ------------

                                                  $         -   $         -
                                                  ============  ============


The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2009 and 2008 and are as follows:



                                                    2009         2008
                                                ------------  ----------
Computed "expected" tax (credits)               $  (820,800)  $(393,300)
State taxes, net of federal tax benefit                   -     (34,600)
(Decrease) increase in income taxes resulting
   from:
    Change in valuation allowance                (1,701,200)    372,500
    Net operating loss carryfoward expiration     2,082,200           -
    Nondeductible stock options and warrants        440,000      59,200
    Other                                              (200)     (3,800)
                                                ------------  ----------

                                                $         -   $       -
                                                ============  ==========


The net operating losses available at December 31, 2009 to offset future taxable income total approximately $12,000,000 and expire principally in years 2010 - 2029. Approximately $1,530,000 will expire if not used to offset taxable income for the 2010 tax year.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


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

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


NOTE 9.     SEGMENT INFORMATION (CONTINUED)

The Research and Development segment is unlike any other revenue in that it is generated as a result of a specific project to conduct initial or additional ongoing research into the Company's emerging technologies.

The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2009 and 2008 (dollars in thousands).


                                                     Other
                                     Management     Domestic      Foreign     Research &
                                     Operations    Operations   Operations   Development   Total
                                     -----------  ------------  -----------  ------------  ------
                                                             2009
                               ------------------------------------------------------------------
Revenues                             $     4,788  $       203   $         -  $         30  $5,021
Cost of revenues                           3,705          207             -             -   3,912
                                     -----------  ------------  -----------  ------------  ------
Segment profits                            1,083           (4)            -            30   1,109

Identifiable assets                        1,348            -             -             -   1,348
Depreciation and Amortization                436            -             -             -     436


                                                             2008
                               ------------------------------------------------------------------
Revenues                             $     4,630  $       372   $         -  $          -  $5,002
Cost of revenues                           3,987          273             -             -   4,260
                                     -----------  ------------  -----------  ------------  ------
Segment profits                              643           99             -             -     742

Identifiable assets                        1,769            -             -             -   1,769
Depreciation and Amortization                285          124             -             -     409


                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


NOTE 9.     SEGMENT INFORMATION (CONTINUED)

A reconciliation of total segment profits, identifiable assets and depreciation and amortization to the consolidated financial statements as of and for the years ended December 31, 2009 and 2008 follows (dollars in thousands):



                                                          2009      2008
                                                        --------  --------
Segment profits:
  Segment profits for reportable segments               $ 1,109   $   742
  Corporate selling, general and administrative
    expenses and research and development costs          (3,583)   (1,930)
  Other income (expense)                                     60        31
                                                        --------  --------
Consolidated earnings before taxes                      $(2,414)  $(1,157)
                                                        ========  ========

Identifiable assets:
  Identifiable assets for reportable segments           $ 1,348   $ 1,769
  Corporate property and equipment                           15        12
  Current assets not allocated to segments                1,888       712
  Intangible and other assets not allocated to segments     212       190
                                                        --------  --------
Consolidated assets                                     $ 3,463   $ 2,683
                                                        ========  ========

Depreciation and amortization:
  Depreciation and amortization for reportable segments $   436   $   409
  Corporate depreciation and amortization                    32        38
                                                        --------  --------
Consolidated depreciation and amortization              $   468   $   447
                                                        ========  ========


NOTE 10.     401(K) PLAN

     Until 2009, the Company had a 401(k) plan covering substantially all employees which provided for contributions in such amounts as the Board of Directors would determine annually. Participating employees could also contribute a portion of their annual compensation. There were no employer contributions for the years ended December 31, 2009 and 2008. In 2009, the Company terminated the plan and distributed all plan assets to the participants.


NOTE 11.     SUBSEQUENT EVENTS

     The Company has performed a review of events subsequent to the balance sheet date and no matters required disclosure.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008



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

     Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control
- Integrated Framework. Based on our evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2009 for the reasons described below.

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

     During the quarter ended December 31, 2009, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM  9B.     OTHER  INFORMATION

     None



                                    PART III


ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE

     The information required by this Item is incorporated by reference to the information under the heading "Election of Directors" and "Management - Directors and Executive Officers" in the definitive proxy statement of the Company for the 2010 Annual Meeting of Stockholders.


ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by this Item is incorporated by reference to the information under the heading "Executive Compensation" in the definitive proxy statement of the Company for the 2010 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement of the Company for the 2010 Annual Meeting of Stockholders.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

     The information required by this Item is incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive proxy statement of the Company for the 2010 Annual Meeting of Stockholders.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The information required by this Item is incorporated by reference to the information under the heading "Independent Auditors" in the definitive proxy statement of the Company for the 2010 Annual Meeting of Stockholders.


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

10.7 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Form S-8 filed May 9, 2000).*

10.8 The N-Viro International Corporation 2004 Stock Option Plan (incorporated by reference to Form S-8 filed December 20, 2004).*

10.9 The N-Viro International Corporation Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed May 14, 2008).*

10.10 The N-Viro International Corporation Second Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed July 13, 2009).*

14.1     Code  of  Ethics.

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

     N-VIRO  INTERNATIONAL  CORPORATION

Dated:  March  31,  2010

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

Dated:  March  31,  2010

/s/  Timothy  R.  Kasmoch                         /s/  James  K.  McHugh
-------------------------                         ----------------------
Timothy  R.  Kasmoch,  Chief  Executive  Officer, James  K.  McHugh
President and Director                            Chief Financial Officer,
(Principal  Executive  Officer)                       Secretary and Treasurer
                                                 (Principal  Financial  Officer)


/s/  James  H.  Hartung*                          /s/  Mark  D.  Hagans  *
----------------------                            ------------------------
James  H.  Hartung,  Director                     Mark D. Hagans
    and  Chairman  of  the  Board                 Director


/s/  Joseph H.Scheib,  Director  *                /s/  Thomas  L.  Kovacik*
---------------------------------                --------------------------
Joseph  H.  Scheib,  Director                    Thomas  L.  Kovacik,  Director


/s/  Carl  Richard*                               /s/  Joan  B.  Wills*
-------------------                               ---------------------
Carl  Richard,  Director                          Joan  B.  Wills,  Director