Form 10-K/A
period 2009-12-31
N-VIRO INTERNATIONAL CORP
filed 2010-04-30
CIK 904896

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

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                                EXPLANATORY NOTE
                                ----------------

     The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 to include all of the Part III information required by applicable SEC rules and regulations. The Registrant intended to satisfy its obligations by incorporating by reference into Part III of its Annual Report on Form 10-K the Registrant's definitive proxy statement for its 2010 Annual Meeting of Stockholders. However, the Registrant will be unable to file its definitive proxy statement within the time period allotted for incorporation by reference under applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in its Annual Report on Form 10-K for the year ended December 31, 2009.

     As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officers are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in its Annual Report on Form 10-K for the year ended December 31, 2009 to add such reports as Exhibits.

     Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and does not purport to reflect any information or events subsequent to the filing thereof.

     We refer to N-Viro International Corporation as "N-Viro," "us," "we" and "our" in this report.


                                    PART III

ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE

                            DIRECTORS OF THE COMPANY

     The Board is currently composed of four Class I Directors: Carl Richard, Joseph H. Scheib, Mark D. Hagans and Joan B. Wills; and three Class II
Directors: James H. Hartung, Timothy R. Kasmoch and Thomas L. Kovacik (whose terms will expire upon the election and qualification of directors at the annual meetings of stockholders to be held in 2011 and 2010, respectively). At each annual meeting of stockholders, directors will be elected for a full term of two years to succeed those directors whose terms are expiring.

     The  following  table  sets  forth  the  names  and  ages of our directors.


Name                Age                         Position
------------------  ---  --------------------------------------------------------
Mark D. Hagans       43  Class I Director
James H. Hartung     67  Class II Director, Chairman of the Board
Timothy R. Kasmoch   48  Class II Director, President and Chief Executive Officer
Thomas L. Kovacik    62  Class II Director
Carl Richard         83  Class I Director
Joseph H. Scheib     53  Class I Director
Joan B. Wills        57  Class I Director



MARK D. HAGANS is an attorney and partner with the law firm of Plassman, Rupp, Short & Hagans, of Archbold, Ohio, and his practice focuses on corporation, taxation and banking law. Mr. Hagans serves on numerous Boards of directors, including the Fulton County Health Center, where he is presently chair of the Finance Committee. Mr. Hagans earned his law degree from the University of Toledo. Mr. Hagans has served as our Director since December 2006 and is a member of the Board's Audit, Finance and Technology Committees. Mr. Hagans experience as a lawyer and businessman enables him to bring valuable resources to the Board.

JAMES H. HARTUNG is the former President and Chief Executive Officer of the Toledo-Lucas County (Ohio) Port Authority, a position he held from 1994 until 2008. Mr. Hartung has served as our Director since January 2006 and is a member of the Board's Compensation and Nominating Committees. Mr. Hartung's qualifications to serve as a director and our Chairman of the Board consist of several years experience as a businessman, as an organizational leader and community organizer, and in dealings with local government and related agencies that enable him to bring valuable insights to the Board.

TIMOTHY R. KASMOCH has been our President and Chief Executive Officer since February 2006 and a Director since January 2006. Until April 1, 2007, Mr.
Kasmoch was also President and CEO of Tri-State Garden Supply, d/b/a Gardenscape, a bagger and distributor of lawn and garden products, which has provided trucking services to our Company. Mr. Kasmoch is a graduate of Penn State University. Mr. Kasmoch is a member of the Board's Finance and Technology Committees. Mr. Kasmoch's qualifications to serve as a director of the Company consist of his experience in the soil and distribution business as well as an extensive knowledge of the transportation and trucking industry. Mr. Kasmoch's strength is in strategic planning and he possesses a broad, fundamental understanding of the business drivers affecting us. He is also the President and CEO and the only "insider" on the Board.

THOMAS L. KOVACIK is presently employed as the Executive Director of Transportation Advocacy Group of Northwest Ohio ("TAGNO"), a strategic planning organization working with local and Ohio transportation and economic development officials. Mr. Kovacik was previously employed by us from 1992 to 1995 as President of Great Lakes N-Viro, at the time one of our divisions. Mr. Kovacik has also held various positions with local government, utilities and environmental companies, and earned a masters degree from Bowling Green State University in Geochemistry. Mr. Kovacik has served as our Director since December 2006, and is a member of the Board's Compensation and Technology Committees. Mr. Kovacik's qualifications to serve as a director of the Company consist of his experience in the environmental, government and utilities industries, and his prior position with us as a divisional president. His strength in strategic planning and transactional experience offers a unique perspective to the Board.

CARL RICHARD is the former Executive Vice-President of P.R. Transportation, a trucking company located in Toledo, Ohio, and was a consultant to us from January 2006 to April 2007. Mr. Richard served as Vice-President of C.A. Transportation from 1988 through 2000 and as Vice-President of R.O.S.S. Investments, a real estate holding company, from 1980 through 2000. Mr. Richard has served as our Director since December 2004 and is a member of the Board's Nominating Committee. Mr. Richard's qualifications to serve as a director of the Company consist of his extensive experience in the transportation and trucking industry.

JOSEPH H. SCHEIB is the Chief Financial Officer of Broad Street Software Group, a comprehensive software technology company located in Edenton, North Carolina, a position he has held since June 2003. From May 2000 until February 2003, Mr. Scheib was the Financial Operation Principal/Compliance Officer of Triangle
Securities, LLC of Raleigh, North Carolina, an asset management, brokerage and investment banking firm. Mr. Scheib is a CPA and a graduate of East Carolina University with a degree in accounting. Mr. Scheib has served as our Director since December 2004, and is a member of the Board's Audit, Finance and Nomination Committees. Mr. Scheib's qualifications to serve as a director of the Company consist of his strong financial and asset management experience and serving the Company in a financial oversight role as the Chair of the Audit Committee. Given his extensive knowledge and experience in finance, Mr. Scheib has been determined to be an audit committee financial expert by the board.

JOAN B. WILLS is currently legal counsel for The Narragansett Bay Commission, a regional sewer authority located in Providence, Rhode Island, a position she has held since 2008. Also, Ms. Wills is currently Trustee of the Cooke Family Trust, an owner of more than 5% of N-Viro International Corporation common stock. From 2006 until 2008, Ms. Wills provided legal counsel to the Rhode
Island Office of Legislative Counsel, an agency involved in drafting new legislation and amendments to the State of Rhode Island. Ms. Wills has been a practicing attorney at various points in her career, and holds a Bachelor of Arts degree from the University of Rhode Island and a Juris Doctorate from Suffolk University Law School in Boston. In February 2010, Ms. Wills was made a member of the Compensation Committee. Ms. Wills' qualifications to serve as a director of the Company consist of her experience as an attorney in the utilities industry.

KEY  RELATIONSHIPS

     Joan Wills is currently Trustee of the Cooke Family Trust, an owner of more than 5% of N-Viro International Corporation common stock.



                     CORPORATE GOVERNANCE AND BOARD MATTERS

OUR  BOARD  OF  DIRECTORS

     Our business, property and affairs are managed under the direction of our Board. We have determined that the Company's interests are best served by having a Chairman of the Board who is independent of the management of the Company because it is our view this inherently strengthens board independence in dealing with issues that closely involve management. Our Chief Executive
Officer has responsibility for setting our strategic direction and the day-to-day leadership and performance, while the Chairman of the Board has a greater focus on long-range Company goals and plans and governance of our Board of Directors. This balance between the two positions enables Mr. Kasmoch to focus on the operational and strategic challenges we presently face, with Mr. Hartung providing board leadership on matters of governance and management oversight.

     Our Board, as a whole, has the responsibility for risk oversight of management. The role of our Board of Directors is to oversee the President and Chief Executive Officer, the Executive Vice President and the Chief Financial Officer in the operation of the Company, including management's establishment and implementation of appropriate practices and policies with respect to areas of potentially significant risk to us. Our Board considers risks to the Company as part of the strategic planning process and thorough review of compliance issues in committees of our Board, as appropriate. While the Board has the ultimate oversight responsibility for such risk management process, various committees of the Board are structured to oversee specific risks in the areas covered by their respective assignments such as audits or compensation. In addition, our Board may retain, on such terms as determined by the Board and in its sole discretion, independent legal, financial and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities. Currently, there are no such consultants in any category assisting or advising the Company.

     Management is responsible for N-Viro's day-to-day risk management, and the entire Board's role is to engage in informed oversight. Our Chief Executive Officer is a member of the Board of Directors, and our Chief Financial Officer and Executive Vice President/General Counsel regularly attend Board meetings, which helps facilitate discussions regarding risk between the Board and our senior management, as well as the exchange of risk-related information or concerns between the Board and the senior management. The Board believes Mr. Kasmoch's service as Chief Executive Officer and on the Board is appropriate because it bridges a critical gap between our management and the Board, enabling the Board to benefit from management's perspective on our business while the Board performs its oversight function.

     The Company's philosophy about diversity among its Board members is discussed below under "Nominating Committee."


MEETINGS  OF  THE  BOARD  OF  DIRECTORS

     Our Board held six formal meetings during 2009, consisting of two regular meetings and four special meetings. Each director attended 100% of the aggregate number of meetings held by the Board of Directors and the Committees of the Board of Directors on which he served, except for Messrs. Hartung and Kovacik, who each missed one special meeting. It is the policy of the Company that the members of the Board attend our annual stockholder meeting. Failure to attend annual meetings without good reason is a factor the Nominating Committee and Board will consider in determining whether to renominate a current Board member. All members of the Board serving at the time attended the 2009 Annual Meeting.


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


BOARD  INDEPENDENCE

     Although we are not subject to the listing requirements of any stock exchange, we are committed to a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. The Board has reviewed the independence of its members, applying the NASDAQ standards and considering other commercial, legal, accounting and familial relationships between the Directors and us. The Board has determined that all of the Directors and director nominees are independent other than Mr. Kasmoch, who is not an independent Director by virtue of his current position as our Chief Executive Officer, and Mr. Hartung, who is deemed not to be independent because his son was employed as an executive officer of the Company within the past three years.


CODE  OF  ETHICS

     We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board. A copy of the Code of Ethics was attached as Exhibit
14.1 to our Annual Report on Form 10-K for the year ended December 31, 2009, and is posted on our web site at www.nviro.com.
                                    -------------


COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The Board has the following standing committees: the Audit Committee, the Compensation Committee, the Finance Committee, the Nominating Committee and the Technology Committee. The composition and function of each Committee is set forth below:



DIRECTOR            AUDIT  COMPENSATION  NOMINATING  FINANCE  TECHNOLOGY
------------------  -----  ------------  ----------  -------  ----------
Mark D. Hagans         X                                 X*        X
James H. Hartung                X             X
Timothy R. Kasmoch                                        X        X*
Thomas L. Kovacik               X*                                 X
Carl Richard                                  X
Joseph H. Scheib       X*                     X*          X
Joan B. Wills                   X


*  Committee Chair


AUDIT  COMMITTEE

     Our Audit Committee consisted of Messrs. Scheib, Hagans and DiPrete, until Mr. DiPrete's resignation from the Board in May 2009. In accordance with our Audit Committee Charter, each of the Audit Committee members must be
"independent" as determined under the NASDAQ rules. The Audit Committee currently is not subject to, and does not follow, the independence criteria set forth in Section 10A of the Securities Exchange Act 1934, as amended. The Board has determined that each of the directors who serve on the Audit Committee are "independent" under the NASDAQ rules, meaning that none of them has a relationship with us that may interfere with their independence from us and our management. Further, the Board has determined that Mr. Scheib qualifies as a "financial expert" as defined by the Securities and Exchange Commission (the "SEC").

     The Audit Committee recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities. During 2009, the Audit Committee met two times. The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2010. The Audit committee is governed by a written charter, a copy of which was attached to the Proxy Statement for our annual meeting held on June 8, 2007.


COMPENSATION COMMITTEE

     The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options pursuant to our stock option plans. The Compensation Committee does not have a written charter. The Compensation Committee consisted of Messrs. Kovacik, Hartung and DiPrete, until Mr. DiPrete's resignation in May 2009, and Ms. Wills, who was appointed to the Committee in February 2010. The Compensation Committee met two times during 2009.

     The Board has determined that a majority of the members of the committee are "independent" as determined under the NASDAQ standards. Mr. Hartung is not deemed to be "independent" due to his son, Howard Hartung, serving as one of our executive officers until January 2008. Under the NASDAQ standards, Mr. Hartung will not be independent for at least three years after the resignation of his son. Despite his lack of "independence," the Board determined that Mr. Hartung's exercise of independent judgment has not been and will not be affected by this relationship.


FINANCE COMMITTEE

     The Finance Committee, consisting of Messrs. Hagans, Kasmoch and Scheib, assists in monitoring our cash flow requirements and approves any internal or external financing or leasing arrangements. The Finance Committee does not have a written charter. This committee met two times during 2009.


NOMINATING COMMITTEE

     The Nominating Committee, consisting of Messrs. Scheib, Richard and Hartung, considers and recommends to the Board qualified candidates for election as Board members, and establishes and periodically reviews criteria for selection of directors. The Nominating Committee does not have a written charter. The committee met one time during 2009.

     The Board has determined that a majority of the members of the committee are "independent" as determined under the NASDAQ standards. Mr. Hartung is not deemed to be "independent" due to his son, Howard Hartung, serving as one of our executive officers until January 2008. Under the NASDAQ standards, Mr. Hartung will not be independent for at least three years after the resignation of his son. Despite his lack of "independence," the Board determined that Mr. Hartung's exercise of independent judgment has not been and will not be affected by this relationship.

     The Nominating Committee will consider candidates recommended by stockholders, directors, officers, third-party search firms and other sources for nomination as a director. The Committee considers the needs of the Board and evaluates each director candidate in light of, among other things, the candidate's qualifications. Recommended candidates must be of the highest character and integrity, free of any conflicts of interest and possess the ability to work collaboratively with others, and have the time to devote to Board activities. All candidates will be reviewed in the same manner, regardless of the source of the recommendation. Presently, the Nominating Committee does not consider diversity as a characteristic in its selection of candidates except to the extent that the Nominating Committee seeks to expand the range of categories of experience and relationships in different aspects of the waste management process the Company requires for the different foci of its business and potential contacts with sources of business opportunity for the Company.

     The Nominating Committee will consider all stockholder recommendations of proposed director nominees, if such recommendations are timely received under applicable SEC regulations and include all of the information required to be included as set forth in the By-Laws. To be considered "timely received," recommendations must be received in writing at our principal executive offices, at N-Viro International Corporation, 3450 W. Central Avenue, Suite 328, Toledo, Ohio 43606, Attention: Chairman, Nominating Committee, c/o James K. McHugh, Corporate Secretary, no later than March 15, 2011.

     All candidates recommended by stockholders should be independent and possess substantial and significant experience which would be of value to us in the performance of the duties of a director. In addition, any stockholder director nominee recommendation must include, at a minimum, the following information: the stockholder's name; address; the number and class of shares owned; the candidate's biographical information, including name, residential and business address, telephone number, age, education, accomplishments, employment history (including positions held and current position), and current and former directorships; and the stockholder's opinion as to whether the stockholder recommended candidate meets the definitions of "independent" under the NASDAQ standards. In addition, the recommendation letter must provide the information that would be required to be disclosed in the solicitation of proxies for election of directors under federal securities laws. The stockholder must include the candidate's statement that he/she meets these requirements; is willing to promptly complete the Questionnaire required of all officers, directors and candidates for nomination to the Board; will provide such other information as the Committee may reasonably request; consents to serve on the Board if elected; and a statement whether such candidate, if elected, intends to tender, promptly following such person's election or re-election, an irrevocable resignation effective upon such person's failure to receive the required vote for re-election at the next meeting at which such person would face re-election.


COMPENSATION OF DIRECTORS

     Our Board of Directors has approved the payment of cash compensation to non-employee directors in exchange for their service on the Board. The amount of cash compensation to be received by each non-employee director is $1,000 per regular meeting attended during each calendar year, and $500 per special meeting attended. Our Board of Directors generally has four meetings per calendar year. The Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees thereof.

     Under our current stock option plan, approved by the stockholders in May 2004 and amended by the stockholders in June 2008 and again in August 2009, each non-employee Director automatically receives a grant of options to purchase 2,500 shares of Common Stock for each regular meeting attended, and an option to purchase 1,250 shares of Common Stock for each special meeting attended, subject to a maximum of options to purchase 15,000 in any year.

     Directors who are our employees do not receive any additional compensation for serving as Directors. Directors who are our consultants do not receive any additional cash compensation for serving as Directors, but do receive stock options per the provisions of the N-Viro International Corporation Second
Amended  and  Restated  2004  Stock  Option  Plan.

     See "Certain Relationships and Related Transactions" for additional compensation to Directors.

                             DIRECTOR COMPENSATION


                      Fees                        Non-Equity    Non-Qualified  Non-Qualified
                    Earned or                      Incentive     Incentive      Deferred          All
                    Paid in    Stock    Option       Plan           Plan       Compensation       Other
Name                  Cash    Awards    Awards   Compensation   Compensation     Earnings     Compensation    TOTAL
------------------  --------  -------  --------  -------------  -------------  -------------  -------------  -------
R. Francis DiPrete  $  1,500        -  $  7,500              -              -              -              -  $  9,000
Joseph H. Scheib    $  2,000        -  $ 31,700              -              -              -              -  $ 33,700
Carl Richard        $  2,000        -  $ 31,700              -              -              -              -  $ 33,700
James H. Hartung    $  2,000        -  $ 32,600              -              -              -              -  $ 34,600
Mark D. Hagans      $  2,000        -  $ 31,700              -              -              -              -  $ 33,700
Thomas L. Kovacik   $  1,500        -  $ 31,700              -              -              -              -  $ 33,200
Joan B. Wills       $    500        -  $  2,795              -              -              -              -  $  3,295
Timothy R. Kasmoch         -        -         -              -              -              -              -  $      0
                    --------  -------  --------  -------------  -------------  -------------  -------------  --------
                    $ 11,500  $     0  $169,695  $           0  $           0  $           0  $           0  $181,195
                    ========  =======  ========  =============  =============  =============  =============  ========



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


Name                Age                      Position
------------------  ---  ------------------------------------------------

Timothy R. Kasmoch   48  President and Chief Executive Officer
Robert W. Bohmer     40  Executive Vice-President and General Counsel
James K. McHugh      51  Chief Financial Officer, Secretary and Treasurer


ROBERT W. BOHMER has been our Executive Vice-President (formerly Vice-President of Business Development) and General Counsel since July 2007. Since 1996, Mr. Bohmer had been with the law firm of Watkins, Bates and Carey, LLP, Toledo, Ohio. Since 2005, Mr. Bohmer had served as general outside counsel to the Company.

JAMES K. MCHUGH has served as our Chief Financial Officer, Secretary and Treasurer since January 1997. Prior to that date, Mr. McHugh served the Company and our predecessor company in various financial positions since April 1992.


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2009, with no exceptions.

ITEM  11.     EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

     The following table presents the total compensation paid to our Chief Executive Officer, Executive Vice President and Chief Financial Officer during 2009. There were no other executive officers who were serving at the end of 2009 and whose total compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                         Non-Equity     Nonqualified
                                                                          Incentive       Deferred
Name and Principal                                  Stock     Option         Plan      Compensation    All Other
    Position                 Year   Salary   Bonus  Awards  Awards (4)   Compensation    Earnings    Compensation   TOTAL ($)
---------------------------  ----  --------  -----  ------  -----------  ------------  ------------  -------------  ----------
TIMOTHY R. KASMOCH           2009  $150,000      -       -  $   570,376             -             -  $      10,000  $  730,376
President and Chief          2008  $150,000      -       -            -             -             -  $           0  $  150,000
   Executive Officer (1)

ROBERT W. BOHMER             2009  $150,000      -       -  $   454,344             -             -  $           0  $  604,344
Executive Vice-President +   2008  $150,000      -       -  $    93,333             -             -  $           0  $  243,333
   General Counsel (2)

JAMES K. MCHUGH              2009  $116,688      -       -  $   190,746             -             -  $         399  $  307,833
Chief Financial Officer,     2008  $100,044      -       -            -             -             -  $         552  $  100,596
   Secretary + Treasurer (3)


(1) For the "All Other Compensation" column, Mr. Kasmoch's spouse was compensated for consulting services rendered to the Company at various times during 2009. All compensation was in cash.

(2) Mr. Bohmer was not granted an option award in 2008 but the value reflected is the amount of his 2007 grant recorded as an expense in 2008. The value of his 2009 Option Award includes the 2007 grant award recorded as an expense in the amount of $46,667.

(3) For the "All Other Compensation" column, Mr. McHugh is taxed on the imputed benefit of a life insurance policy that benefits his personal beneficiary for one-half the face value and N-Viro International Corporation for one-half the face value of the policy.

(4) The amounts included in the Option Awards column include the aggregate grant date fair value of options granted in the fiscal year computed in accordance with FASB ASC Topic 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options. For a discussion of the valuation assumptions used to value the options, see Note 5 to our Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2009.




                                               2009 GRANTS OF PLAN BASED AWARDS


                                              Estimated Future Payouts Under              Estimated Future Payouts Under
                                             Non-Equity Incentive Plan Awards             Equity Incentive Plan Awards
                      Grant     Approval   --------------------------------------  --------------------------------------
Name                 Date (1)     Date     Threshold ($)  Target ($)  Maximum ($)  Threshold (#)  Target (#)  Maximum (#)
------------------  ----------  ---------  -------------  ----------  -----------  -------------  ----------  -----------
Timothy R. Kasmoch   7/10/2009  7/10/2009              -           -            -              -           -       25,000
                     7/21/2009  7/21/2009              -           -            -              -           -      243,000

Robert W. Bohmer     7/10/2009  7/10/2009              -           -            -              -           -       25,000
                     7/21/2009  7/21/2009              -           -            -              -           -      168,000

James K. McHugh      7/10/2009  7/10/2009              -           -            -              -           -       25,000
                     7/21/2009  7/21/2009              -           -            -              -           -       68,000

                    Full Grant   Base Price of
                    Date Fair       Option
Name                Value ($)   Awards ($/shr.)
------------------  ----------  ---------------
Timothy R. Kasmoch      43,233             1.94
                       527,143             2.23

Robert W. Bohmer        43,233             1.94
                       364,444             2.23

James K. McHugh         43,233             1.94
                       147,513             2.23



                                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


                    OPTION AWARDS                                                      STOCK AWARDS
                    -----------------------------------------------------------------  ----------------------------------
                                                                                                                 Equity
                                                    Equity                                                      Incentive
                                                   Incentive                                                   Plan Awards:
                                                     Plan                                           Market     # Unearned
                        # of         # of            Awards:                             # of      Value of      Shares,
                      Securities    Securities    # Securities                         Shares or    Shares or    Units or
                      Underlying    Underlying    Underlying                           Units of     Units of   Other Rights
                     Unexercised   Unexercised    Unexercised    Option     Option     Stock That  Stock That   That Have
                    Options (#)    Options (#)     Unearned     Exercise   Expiration   Have Not    Have Not       Not
Name                Exercisable   Unexercisable   Options (#)  Price (#)      Date     Vested (#)  Vested ($)   Vested (#)
------------------  ------------  --------------  -----------  ----------  ----------  ----------  ----------   ----------
Timothy R. Kasmoch         2,500               -            -  $     1.70     2/15/16           -           -            -
Timothy R. Kasmoch       250,000               -            -  $     2.00    12/31/11           -           -            -
Timothy R. Kasmoch        25,000               -            -  $     1.94     7/11/19           -           -            -
Timothy R. Kasmoch       243,000               -            -  $     2.23     7/22/19           -           -            -

Robert W. Bohmer         100,000               -            -  $     2.80     6/13/17           -           -            -
Robert W. Bohmer          25,000               -            -  $     1.94     7/11/19           -           -            -
Robert W. Bohmer         168,000               -            -  $     2.23     7/22/19           -           -            -

James K. McHugh            6,000               -            -  $     5.00     5/12/10           -           -            -
James K. McHugh            5,000               -            -  $     1.50    12/15/10           -           -            -
James K. McHugh           10,000               -            -  $     1.50     12/7/11           -           -            -
James K. McHugh           12,000               -            -  $     2.10    11/11/14           -           -            -
James K. McHugh           50,000               -            -  $     2.00    12/31/16           -           -            -
James K. McHugh           25,000               -            -  $     1.94     7/11/19           -           -            -
James K. McHugh           68,000               -            -  $     2.23     7/22/19           -           -            -


                         Equity
                        Incentive
                      Plan Awards:
                       Market or
                      Payout Value
                       of Unearned
                      Shares, Units
                    or Other Rights
                       That Have
Name                Not Vested (#)
------------------  --------------
Timothy R. Kasmoch               -
Timothy R. Kasmoch               -
Timothy R. Kasmoch               -
Timothy R. Kasmoch               -

Robert W. Bohmer                 -
Robert W. Bohmer                 -
Robert W. Bohmer                 -

James K. McHugh                  -
James K. McHugh                  -
James K. McHugh                  -
James K. McHugh                  -
James K. McHugh                  -
James K. McHugh                  -
James K. McHugh                  -


     All options awards were made granted under the Company's current stock option plan described under the caption "Equity Compensation Plan Information."


EMPLOYMENT AGREEMENTS

     On February 13, 2007, we entered into an employment agreement with Mr. Timothy R. Kasmoch as our President and Chief Executive Officer. Mr. Kasmoch's employment agreement is for a two-year term commencing on February 13, 2007 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual increase at the discretion of the Board. In addition, Mr. Kasmoch is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of, the Board. Under the agreement, this determination is to be based upon the Board's complete review of Mr. Kasmoch's performance, including the growth and profitability of the Company.

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

     Effective April 2, 2008, we entered into a first amendment to the employment agreement with Mr. Kasmoch. The amendment extends the term of Mr.
Kasmoch's employment agreement for an additional two years. As a result, the term of Mr. Kasmoch's employment agreement will expire on February 12, 2011, instead of February 12, 2009 as provided for in the original employment agreement. Except for the extension of the term, there were no other changes to Mr. Kasmoch's employment agreement. The amendment was approved by our Board of Directors at a regular meeting held on April 2, 2008. A copy of the amendment to Mr. Kasmoch's employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on April 7, 2008.

     In June 2007, we executed an employment agreement with Robert W. Bohmer as our Vice-President of Business Development and General Counsel, which commenced July 1, 2007. Mr. Bohmer's agreement is for a two-year term at $150,000 per year plus a stock option grant of 100,000 shares. In addition, Mr. Bohmer is eligible for an annual cash bonus in an amount to be determined. Generally, the agreement may be terminated by us with or without cause or by the Employee for any reason. A copy of Mr. Bohmer's employment agreement was attached to a Form 8-K as
Exhibit  10.1,  filed  by  us  on  June  20,  2007.

     Effective June 19, 2008, we entered into a first amendment to the employment agreement with Mr. Bohmer. The amendment extends the term of Mr. Bohmer's employment agreement for an additional two years. As a result, the term of Mr. Bohmer's employment agreement will expire on July 1, 2011, instead of July 1, 2009 as provided for in the original employment agreement. Except for the extension of the term, there were no other changes to Mr. Bohmer's employment agreement. The amendment was approved by our Board of Directors at a regular meeting held on June 16, 2008. A copy of the amendment to Mr. Bohmer's employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on June 20, 2008.


EQUITY  COMPENSATION  PLAN  INFORMATION

     We maintain two stock option plans for directors, executive officers and key employees. The current plan was approved by the stockholders in May 2004 and was amended by the stockholders in June 2008 and August 2009. The plan, as amended, authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options for up to a maximum of 2,500,000 shares of Common Stock. The total number of options granted and outstanding as of December 31, 2009 was 1,279,825, and the number of options available for future issuance was 1,061,675. Currently, the plan is administered by the Compensation Committee.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We had outstanding 5,224,628 shares of Common Stock, $.01 par value per share, or the Common Stock, on April 15, 2010, which constitutes the only class of our outstanding voting securities.

FIVE PERCENT STOCKHOLDERS

     At April 15, 2010, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:


                                   Name                                   Amount and          Percentage of
Title of                      and Address of                              Nature of        Outstanding Shares
Class                        Beneficial Owner                        Beneficial Ownership    of Common Stock
------------  -----------------------------------------------------  --------------------  -------------------
              Cooke Family Trust (1)
              90 Grande Brook Circle, #1526
Common Stock  Wakefield, Rhode Island 02879                                       753,437                14.3%
------------  -----------------------------------------------------  --------------------  -------------------


1.     The  shares  attributed  to  the  Cooke  Family  Trust  include  708,887  shares  owned beneficially  and  44,550  in Common Stock warrants exercisable to purchase an equal number of shares  of Common Stock.  This information was derived from the Schedule 13D Amendment #4 filed on  June 13, 2008.



SECURITY  OWNERSHIP  OF  MANAGEMENT

     The following table sets forth, as of April 15, 2010, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group. Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 5,224,628 shares of Common Stock outstanding on the record date. Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.



                                                                             Amount and Nature of       Percent of
Title of Class                   Name of Beneficial Owner                    Beneficial Ownership   1      Class
--------------  -----------------------------------------------------------  --------------------       -----------
Common Stock    Mark D. Hagans                                                             29,150    2        0.56%
Common Stock    James H. Hartung                                                           47,250    3        0.90%
Common Stock    Timothy R. Kasmoch                                                        772,500    4       13.12%
Common Stock    Thomas L. Kovacik                                                          37,500    5        0.71%
Common Stock    Carl Richard                                                              150,100    6        2.82%
Common Stock    Joseph H. Scheib                                                          223,888    7        4.20%
Common Stock    Joan B. Wills                                                             754,687    8       14.44%
Common Stock    Robert W. Bohmer                                                          359,600    9        6.44%
Common Stock    James K. McHugh                                                           204,920   10        3.78%
Common Stock    All directors and executive officers as a group (9 persons)             2,579,595   11       38.19%


1. Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

2. Represents 4,450 shares of Common Stock owned by Mr. Hagans and 24,700 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.94 to $3.90 per share.

3. Represents 2,610 shares of Common Stock owned by Mr. Hartung, 33,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.42 to $3.90 per share and 10,890 unregistered shares issuable upon exercise of warrants which are currently exercisable at $2.00 per share.

4. Represents 100,000 unregistered shares and 8,000 registered shares of Common Stock owned by Mr. Kasmoch, 50,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at $1.85 per share and 614,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.70 to $3.27 per share.

5. Represents 1,000 shares of Common Stock owned by Mr. Kovacik and 36,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.82 to $3.90 per share.

6. Represents 47,661 shares of Common Stock owned by Mr. Richard, 45,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 57,439 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.00 per share.

7. Represents 120,238 shares of Common Stock owned by Mr. Scheib, 48,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share, 600 shares owned by a family member over which Mr. Scheib acts as custodian and 54,300 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.52 per share.

8. Represents 1,250 shares issuable upon exercise of options which are currently exercisable at $2.66 per share, 753,437 shares of Common Stock owned by the Cooke Family Trust, a more than 5% stockholder of which Ms. Wills is the trustee. See further information in the section "Five Percent Stockholders".

9. Represents 2,600 shares of Common Stock owned by Mr. Bohmer and 357,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.94 to $3.27 per share.

10. Represents 8,920 shares of Common Stock owned by Mr. McHugh and a total of 196,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.50 to $5.00 per share.

11. Represents 295,479 shares of Common Stock owned directly by the directors and officers, 754,037 shares owned indirectly, 1,357,450 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $5.00 per share and a total of 172,629 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.52 per share.




ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE

     None


DIRECTOR INDEPENDENCE

     Although we are not subject to the listing requirements of any stock exchange, we are committed to a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules. The Board has reviewed the independence of its members, applying the NASDAQ standards and considering other commercial, legal, accounting and familial relationships between the Directors and us. The Board has determined that all of the Directors and director nominees are independent other than Mr. Kasmoch, who is not an independent Director by virtue of his current position as our chief executive officer, and Mr. Hartung, who is deemed not to be independent because his son was employed as an executive officer of the Company within the past three years.


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES

     Audit services of UHY LLP ("UHY") included the audit of our annual financial statements for 2009 and 2008, and services related to quarterly filings with the SEC through the reporting period ended September 30 in each of those years. Fees for these services totaled approximately $72,000 for 2009 and $67,000 for 2008.

AUDIT  RELATED  FEES

     There were no fees billed for the years ended December 31, 2009 and December 31, 2008 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

     There were no fees billed for the years ended December 31, 2009 and December 31, 2008 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

ALL  OTHER  FEES

     There were no fees billed for the years ended December 31, 2009 and December 31, 2008 for assistance on accounting related matters.

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

     N-VIRO  INTERNATIONAL  CORPORATION
Dated:  April  30,  2010

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

Dated:  April  30,  2010

/s/  Timothy  R.  Kasmoch                           /s/  James  K.  McHugh
-------------------------                           ----------------------
Timothy  R.  Kasmoch,  Chief  Executive  Officer,   James  K.  McHugh
   President and Director                          Chief Financial Officer,
   (Principal  Executive  Officer)                    Secretary and Treasurer
                                                 (Principal  Financial  Officer)


/s/  James  H.  Hartung*                          /s/  Mark  D.  Hagans  *
----------------------                            ------------------------
James  H.  Hartung,  Director                     Mark D. Hagans, Director
   and  Chairman  of  the  Board


/s/  Joseph H.Scheib,  Director  *                /s/  Thomas  L.  Kovacik*
---------------------------------                --------------------------
Joseph  H.  Scheib,  Director                    Thomas  L.  Kovacik,  Director


/s/  Carl  Richard*                               /s/  Joan  B.  Wills*
-------------------                               ---------------------
Carl  Richard,  Director                          Joan  B.  Wills,  Director


*  by  James  K.  McHugh,  Attorney-In-Fact