Form 10-Q
period 2010-03-31
N-VIRO INTERNATIONAL CORP
filed 2010-05-17
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended March 31, 2010

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                    Yes      No X

          As of May 10, 2010, 5,226,478 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                             N-VIRO INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)


                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                     2010         2009
                                                                 ------------  -----------
REVENUES                                                         $ 1,372,012   $1,350,613

COST OF REVENUES                                                     997,994      959,530
                                                                 ------------  -----------

GROSS PROFIT                                                         374,018      391,083

OPERATING EXPENSES
  Selling, general and administrative                              1,521,293      357,094
                                                                 ------------  -----------

OPERATING INCOME (LOSS)                                           (1,147,275)      33,989

OTHER INCOME (EXPENSE)
  Interest income                                                        224          480
  Amortization of discount on convertible debentures                 (26,661)           -
  Interest expense                                                   (21,940)     (14,325)
  Gain on extinguishment of liabilities                               52,798            -
                                                                               -----------
                                                                       4,421      (13,845)
                                                                 ------------  -----------

INCOME (LOSS) BEFORE INCOME TAXES                                 (1,142,854)      20,144

Federal and state income taxes                                             -            -
                                                                 ------------  -----------

NET INCOME (LOSS)                                                $(1,142,854)  $   20,144
                                                                 ============  ===========


Basic and diluted income (loss) per share                        $     (0.22)  $     0.00
                                                                 ============  ===========

Weighted average common shares outstanding - basic and diluted     5,176,146    4,467,391
                                                                 ============  ===========







            See Notes to Condensed Consolidated Financial Statements


                                          N-VIRO INTERNATIONAL CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31, 2010 (Unaudited)    December 31, 2009
                                                                     ---------------------------  -------------------
ASSETS
-------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
  Unrestricted                                                       $                  182,327   $           61,380
  Restricted                                                                            140,384              140,161
Receivables, net:
  Trade, net of allowance for doubtful accounts of
    50,000 at March 31, 2010 and December 31, 2009                                      492,562              597,035
  Related party - Mahoning Valley N-Viro                                                 18,325               15,325
Prepaid expenses and other assets                                                        85,431              108,138
Deferred costs - stock issued for services                                              552,604              966,354
                                                                     ---------------------------  -------------------
Total current assets                                                                  1,471,633            1,888,393

PROPERTY AND EQUIPMENT, NET                                                           1,296,622            1,363,476

INTANGIBLE AND OTHER ASSETS, NET                                                        214,484              211,457
                                                                     ---------------------------  -------------------

                                                                     $                2,982,739   $        3,463,326
                                                                     ===========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                               $                  322,948   $          353,800
  Line of credit                                                                        320,000              325,000
  Accounts payable                                                                      860,350              932,831
  Accrued liabilities                                                                   199,913              219,910
                                                                     ---------------------------  -------------------
Total current liabilities                                                             1,703,211            1,831,541

Long-term debt, less current maturities                                                 439,670              500,808
Long-term debt - convertible debentures, net of discount                                617,501              610,840
                                                                     ---------------------------  -------------------

Total liabilities                                                                     2,760,382            2,943,189

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, authorized 2,000,000 shares;
    issued -0- shares in 2010 and 2009                                                        -                    -
  Common stock, $.01 par value; authorized 25,000,000 shares; issued
    5,343,178 in 2010 and 5,269,553 in 2009                                              53,432               52,696
  Additional paid-in capital                                                         22,297,506           21,453,168
  Accumulated deficit                                                               (21,443,691)         (20,300,837)
                                                                     ---------------------------  -------------------
                                                                                        907,247            1,205,027
  Less treasury stock, at cost, 123,500 shares                                          684,890              684,890
                                                                     ---------------------------  -------------------
Total stockholders' equity                                                              222,357              520,137
                                                                     ---------------------------  -------------------

                                                                     $                2,982,739   $        3,463,326
                                                                     ===========================  ===================






            See Notes to Condensed Consolidated Financial Statements


                             N-VIRO INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                       2010        2009
                                                                    ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 156,184   $ 153,397

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change to restricted cash and cash equivalents                     (223)       (480)
  Advances to related parties                                          (3,000)          -
  Proceeds from the sale of property and equipment                          1           -
  Purchases of property and equipment                                 (37,327)       (725)
                                                                    ----------  ----------
Net cash used in investing activities                                 (40,549)     (1,205)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock warrants exercised                                              2,405       4,310
  Net repayments on line of credit                                     (5,000)    (36,142)
  Principal payments on long-term obligations                        (128,641)   (102,544)
  Stock options exercised                                              69,261           -
  Proceeds from convertible debentures issued, net of issuance costs   29,960           -
  Borrowings under long-term obligations                               37,327           -
                                                                    ----------  ----------
Net cash (used) provided by financing activities                        5,312    (134,376)
                                                                    ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             120,947      17,816

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        61,380      14,869
                                                                    ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD                        $ 182,327   $  32,685
                                                                    ==========  ==========


Supplemental disclosure of cash flows information:
  Cash paid during the three months ended for interest              $  37,580   $  34,648
                                                                    ==========  ==========













            See Notes to Condensed Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2010 may not be indicative of the results of operations for the year ending December 31, 2010. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2009.

     The financial statements are consolidated as of March 31, 2010, December 31, 2009 and March 31, 2009 for the Company. All intercompany transactions were eliminated.

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no changes in the selection and application of critical accounting policies and estimates disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2009.


NOTE  2.     LONG-TERM  DEBT  AND  LINE  OF  CREDIT

     During the first quarter of 2010, the Company had a line of credit up to $400,000 at the Comerica Bank of Detroit prime rate (5% at March 31, 2010) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2010. Two certificates of deposit totaling $140,384 from the Bank are held as a condition of maintaining the line of credit. The Company is permitted to borrow up to 80% of its outstanding trade accounts receivable not over 90 days. In April 2010, the line of credit was renewed through April 2011. At March 31, 2010, the Company had $80,000 of borrowing capacity under the credit facility.

     During the first quarter of 2010, the Company borrowed a total of $37,327 from a lender to purchase processing equipment. A term note was issued at 10.9% interest for three years, monthly payments of $1,220 and is secured by the equipment. The total amount owed on this note as of March 31, 2010 was approximately $34,700 and the note is expected to be paid in full on the applicable maturity date of January 2013.

     From the beginning of 2009 through the first quarter of 2010, the Company has borrowed a total of $1,382,900 from seven lenders to purchase processing and automotive equipment. A total of fifteen term notes have been issued, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $31,000 and all are secured by equipment. The total amount owed on all notes as of March 31, 2010 was approximately $754,700 and all notes are expected to be paid in full on the applicable maturity date, the last of which is October 2013.

     On May 18, 2009, the Company approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into unregistered common stock of the Company at $2.00 per share. The Debentures mature at June 30, 2011. During the first quarter of 2010 the Company issued $30,000 of Debentures to one accredited investor. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. The Company has timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009. At any time, the Company may redeem all or a part of the Debentures at face value plus unpaid interest. During the first quarter of 2010 one accredited investor redeemed $50,000 of Debentures into unregistered common stock. Because the fair market value of the Company's common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required to record a discount given for all Debentures sold to date, which totaled $179,975. The discount is then required to be amortized as a period expense over the remaining periods the Debentures are scheduled to be outstanding, which averages 20 months. For the first quarter ended March 31, 2010, amortization expense amounted to $26,661.


NOTE  3.     COMMITMENTS  AND  CONTINGENCIES

     On March 17, 2010, the Company and Mr. Timothy R. Kasmoch, the President and Chief Executive Officer, entered into an Employment Agreement for a five-year term. Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual discretionary increase. In addition, Mr. Kasmoch is eligible for an annual cash bonus and was granted stock options from the Company's Second Amended and Restated 2004 Stock Option Plan. Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason. Details of this event were announced in a Form 8-K filed March 19, 2010.

     On March 17, 2010, the Company and Mr. Robert W. Bohmer, the Executive Vice President and General Counsel, entered into an Employment Agreement for a five-year term. Mr. Bohmer is to receive an annual base salary of $150,000, subject to an annual discretionary increase. In addition, Mr. Bohmer is eligible for an annual cash bonus and was granted stock options from the Company's Second Amended and Restated 2004 Stock Option Plan. Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason. Details of this event were announced in a Form 8-K filed March 19, 2010.

     On March 17, 2010, the Company and Mr. James K. McHugh, the Chief Financial Officer, Secretary and Treasurer, entered into an Employment Agreement for a five-year term. Mr. McHugh is to receive an annual base salary of $125,000, subject to an annual discretionary increase. In addition, Mr. McHugh is eligible for an annual cash bonus and was granted stock options from the Company's Second Amended and Restated 2004 Stock Option Plan. Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason. Details of this event were announced in a Form 8-K filed March 19, 2010.

     In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year. The total minimum rental commitment for the year ending December 31, 2010 is $12,500. The total rental expense included in the statements of operations for the three months ended March 31, 2010 and 2009 is $7,500 and $-0-, respectively.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in March 2009 for five years. The total minimum rental commitment for the years ending December 31, 2010 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for each of the three months ended March 31, 2010 and 2009 is $12,000.

     The Company leased processing equipment at its Florida location which began in 2006 under a four year contract. The total minimum rental commitment for the year ended December 31, 2010 was $3,000. The total rental expense included in the statements of operations for each of the three months ended March 31, 2010 and 2009 is approximately $3,000 and $9,000, respectively. In February 2010, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

     The Company also leases other processing equipment at its Florida location which began in February 2008 under a three year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2010 - $46,200; 2011 - 4,000. The total rental expense included in the statements of operations for the three months ended March 31, 2010 and 2009 is approximately $11,600.

     The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal bio-solids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July of 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February of 2009, the Company agreed to enter into an administrative consent decree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent decree, the Company agreed to pay a civil penalty in the amount of $20,000. The entire penalty was paid timely in installments from April 2009 to April 2010.

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


NOTE  4.     NEW  ACCOUNTING  STANDARDS

     In June 2009, the Financial Accounting Standards Board (FASB) amended its guidance on determining whether an entity's variable interests constitute controlling financial interests in a variable interest entity. Among other things, the updated guidance replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company's involvement in VIEs. This update was effective for the Company beginning January 1, 2010. Management has determined that adoption of this update will have no effect on the company's financial position and results of operations.

     ACCOUNTING STANDARDS UPDATES NOT YET EFFECTIVE

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

     Other Accounting Standards Updates not effective until after March 31, 2010 are not expected to have a significant effect on the company's consolidated financial position or results of operations.


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

     The  accounting policies of the segments are the same as those described in
Note 1 of the Company's Form 10-K for the year ended December 31, 2009, which contains the Company's significant accounting policies. Fixed assets generating specific revenue are identified with their respective segments and are accounted for as such in the internal accounting records. All other assets, including cash and other current assets and all long-term assets, other than fixed assets, are not identified with any segments, but rather the Company's administrative functions. All of the net nonoperating income (expense) are non-apportionable and not allocated to a specific segment. The Company accounts for and analyzes the operating data for its segments generally by geographic location, with the exception of the Management Operations and Research and Development segments. The Management Operations segment represents both a significant amount of business generated as well as specific locations and unique type of revenue.

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

     For the first quarter of 2010, approximately 96% of the Company's revenue was from Management Operations and 4% from Other Domestic Operations. Since the second quarter of 2006, the percentage of the Company's revenue from Management Operations has grown from 45% to as high as 96%, primarily the result of the acquisition of the Florida operations at the end of 2006. Revenues for the quarter ended March 31, 2010 include revenues from one major customer, the City of Toledo, Ohio (the "City'), which represented approximately 24% of total consolidated revenue. We expect this percentage to decrease for the remainder of 2010, as the percentage of the City's sludge that the Company processes has decreased in accordance with an agreement signed with the City in March 2010. Per the agreement, the Company was granted an extension of time to process approximately 50% of the available sludge from the City of Toledo, through September 30, 2010, a decrease from approximately 75% of the available sludge from the City through March 31, 2010. The Company's six largest customers billed through Florida N-Viro each represent between 6%-20% of the consolidated revenue for the Company, or a collective total of approximately 66%.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended March 31, 2010 and 2009 (dollars in thousands):


                           Management            Domestic     Foreign     Research &
                           Operations           Operations   Operations  Development  Total
                  ----------------------------  -----------  ----------  -----------  -----
                                            Quarter Ended March 31, 2010
                  -------------------------------------------------------------------------
Revenues                                 1,319          53            -            -  1,372
Cost of revenues                           938          60            -            -    998
                  ----------------------------  -----------  ----------  -----------  -----
Segment profits                            381          (7)           -            -    374
                  ============================  ===========  ==========  ===========  =====

                                            Quarter Ended March 31, 2009
                  -------------------------------------------------------------------------
Revenues                                 1,299          52            -            -  1,351
Cost of revenues                           920          40            -            -    960
                  ----------------------------  -----------  ----------  -----------  -----
Segment profits                            379          12            -            -    391
                  ============================  ===========  ==========  ===========  =====


     A reconciliation of total segment profits to Consolidated income (loss) before taxes for the quarters ended March 31, 2010 and 2009 is as follows (dollars in thousands):


                                                      Qtr. Ended March 31
                                                      -------------------
                                                           2010     2009
                                                         --------  ------
Segment profits:
  Segment profits for reportable segments                $   374   $ 391
  Corporate selling, general and administrative expenses  (1,521)   (357)
  Other income (expense)                                       4     (14)
                                                         --------  ------
Consolidated income (loss) before taxes                  $(1,143)  $  20
                                                         ========  ======




NOTE 6. - BASIC AND DILUTED INCOME (LOSS) PER SHARE

     Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants. For the three months ended March 31, 2010, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted loss per share for that period, as the impact would be anti-dilutive. For the three months ended March 31, 2009, 297,300 stock options were excluded from the computation of diluted income per share because the exercise prices of the options were higher than the average market price of the Company's common stock during that period and are anti-dilutive.


NOTE 7. - COMMON STOCK

     On January 19, 2010, the Company executed a Placement Agent Agreement, or the Agreement, with Burnham Hill Partners of New York, NY, or BHP. The Company has engaged BHP as its placement agent in connection with the issuance of debt or equity securities through a transaction exempt from registration for a term of six months from the date of the Agreement. For its services, the Company issued BHP 10,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. In the event the Company secures a financing placement through BHP, the Company will issue common stock placement warrants equal to 8% of the number of common stock shares issued in the financing, for a term of seven years and be exercisable at 120% of the price paid per share by the investors. The Company accounted for this transaction by recording a deferred current asset of $30,000 that is amortized ratably over the six month period the services are to be rendered. The cost amortized for the quarter ended March 31, 2010 was $12,500. The amount deferred at March 31, 2010 was $17,500.

     On March 29, 2010, one of the holders of the Company's convertible debentures elected to convert $50,000 worth of their debentures to 25,000 unregistered common shares of the Company's stock. There were no other conversions during the quarter ended March 31, 2010.


NOTE 8. - SUBSEQUENT EVENTS

     The Company has performed a review of events subsequent to the balance sheet date and no matters required disclosure.


NOTE 9. - STOCK OPTIONS

     In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009, for directors and key employees under which 2,500,000 shares of common stock may be issued. Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.

     Pursuant to their respective five-year employment agreements, on March 17, 2010 stock options totaling 890,000 were granted to Timothy Kasmoch, Robert Bohmer and James McHugh. All of the options vested 20% immediately and the balance over the following four years at the one year anniversary date. To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014. For the quarter ended March 31, 2010, this charge was $491,186. Further details are provided in the Form 8-K filed March 19, 2010.

     During the quarter ended March 31, 2010, the Company also granted stock options totaling 7,500 options to directors and 10,000 options to a director who was compensated as a consultant to the Company. The options granted to the directors were priced, pursuant to the Amended and Restated 2004 Stock Options Plan, at a weighted average price of $3.14 for a total expense of $55,000.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS

     This 10-Q contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from the results described in those statements. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2009 under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

     Our business strategy is to market our N-Viro technologies, which produces an "exceptional quality" sludge product, as defined in the Part 503 Regs, with multiple commercial uses. In this strategy, the primary focus is to identify allies, public and private, who will allow the opportunity for N-Viro to build, own and operate N-Viro facilities. Currently we operate two biosolids process facilities located in Toledo, Ohio and Daytona, Florida. Our goal is to continue to operate these facilities and aggressively market our N-Viro BioDry and N-Viro Fuel technologies. These patented processes are best suited for current and future demands of both waste treatment as well as domestic and international pressures for clean, renewable alternative fuel sources.

RESULTS  OF  OPERATIONS

     The dollar amounts in the following sections are stated as approximations, rounded to the nearest $1,000.

     Total revenues were $1,372,000 for the quarter ended March 31, 2010 compared to $1,351,000 for the same period of 2009. The net increase in revenue is due primarily to an increase in service fees for the management of alkaline admixture. Our cost of revenues increased to $998,000 in 2010 from $960,000 for the same period in 2009, but the gross profit margin decreased to 27% for the quarter ended March 31, 2010, from 29% for the same period in 2009. This decrease in gross profit margin is due primarily to the increase in the overall percentage of revenue derived from service fees for the management of alkaline admixture, which had an associated higher purchase cost of the alkaline admixture that was sold. Operating expenses increased substantially for the quarter ended March 31, 2010 over the comparative prior year period, and was the single biggest factor for the increased loss for 2010 compared to 2009. These changes collectively resulted in a net loss of $1,143,000 for the quarter ended March 31, 2010 compared to net income of $20,000 for the same period in 2009, an increase in the loss of $1,163,000.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2010 WITH THREE MONTHS ENDED MARCH 31, 2009

     Our overall revenue increased $21,000, or 2%, to $1,372,000 for the quarter ended March 31, 2010 from $1,351,000 for the quarter ended March 31, 2009. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $9,000 from the same period ended in 2009 - this increase was primarily the result of an increase in demand with our Ohio-area customers;

     b) Revenue from the service fees for the management of alkaline admixture increased $113,000 from the same period ended in 2009 - this increase was attributed primarily to the Florida-area customers, which increased $128,000 compared to the same period in 2009; and

     c) Our processing revenue, including facility management revenue, showed a net decrease of $100,000 over the same period ended in 2009. Of this decrease, facility management revenue of $29,000 is attributable to the Toledo facility, and, N-Viro Soil sales decreased by a total of $91,000, with $55,000 attributable to the Toledo facility and the other $35,000 attributable to the Florida operation. The Company expects a decrease in facility management revenue from the City of Toledo to continue into the second and third quarters of 2010 when compared to previous periods, as the amount of sludge available from the City to process is expected to decrease. See Note 5 for more details.

     Our gross profit decreased $17,000, or 4%, to $374,000 for the quarter ended March 31, 2010 from $391,000 for the quarter ended March 31, 2009, and the gross profit margin decreased to 27% from 29% for the same periods. The decrease in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from an increase in service fees for the management of alkaline admixture. The Toledo operation contributed $124,000 of gross profit on overall revenue of $336,000, which was a decrease of $57,000 of gross profit over the same period in 2009. The Florida operation contributed $257,000 of gross profit on overall revenue of $983,000, which was an increase of $59,000 of gross profit over the same period in 2009.

     Our operating expenses increased $1,164,000, or 326%, to $1,521,000 for the quarter ended March 31, 2010 from $357,000 for the quarter ended March 31, 2009. The increase was primarily due to increases of $561,000 in payroll and related costs, $556,000 in consulting fees and expenses and $25,000 in professional fees. Of the total increase of $1,117,000 in payroll and consulting costs, $1,092,000 were non-cash costs relating to the issuances of stock and stock options. Therefore, actual cash outlays in these categories increased for the first quarter 2010 by a total of $25,000 over the same period in 2009.

     As a result of the foregoing factors, we recorded an operating loss of $1,147,000 for the quarter ended March 31, 2010 compared to operating income of $34,000 for the quarter ended March 31, 2009, an increase in the loss of $1,181,000.

     Our net nonoperating income (expense) increased by $18,000 to net nonoperating income of $4,000 for the quarter ended March 31, 2010 from net nonoperating expense of $14,000 for the similar quarter in 2009. The increase in net nonoperating income was primarily due to the extinguishment of $53,000 of certain liabilities no longer due during 2010.

     We recorded net loss of $1,143,000 for the quarter ended March 31, 2010 compared to net income of $20,000 for the same period ended in 2009, an increase in the loss of $1,163,000. Adding back non-cash expenses for depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in cash operating income of $7,000 for the quarter ended in 2010. Similar non-cash expenses, cash out and debt repayments for the same period in 2009 resulted in a cash operating loss of $55,000, a decrease in cash operating income of $48,000 in the first quarter 2010 versus 2009.

     For the quarters ended March 31, 2010 and 2009, we have not recognized the future tax benefit of current or prior period losses due to the Company's historical operating losses. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of $232,000 at March 31, 2010, compared to working capital of $57,000 at December 31, 2009, resulting in a decrease in working capital of $289,000. Current assets at March 31, 2010 included cash and cash equivalents of $323,000 (including restricted cash of $140,000), which is an increase of $121,000 from December 31, 2009. The net negative change in working capital from December 31, 2009 was primarily from a decrease to the net deferred current asset of $414,000 for amortization of common stock given pursuant to consulting contracts entered into during 2009, an increase in payments over advances from short and long-term debt obligations of $97,000, offset by an increase in cash provided by operating activities of $156,000 for the three months ended March 31, 2010, further increased by the application of $72,000 of cash from stock warrants and stock options exercised.

     In the three months ended March 31, 2010 our cash flow provided by operating activities was $156,000, an increase of $3,000 over the same period in 2009. The components of the increase in cash flow provided by operating activities from 2009 was principally due to a $1,091,000 increase in stock warrants and stock options issued for fees and services, a decrease of $183,000 in trade accounts receivable, a decrease of $11,000 in prepaid and other assets and an increase in other non-cash items of $21,000, offset by a decrease of $141,000 in trade accounts payable and an increase in the net loss of $1,163,000.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin. From 2006 to the first quarter of 2010, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was: 2006 - 46%; 2007 - 77%; 2008 - 94%; 2009 -
95%; through first quarter 2010 - 96%. We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

     During the first quarter of 2010, the Company had a line of credit up to $400,000 at the Comerica Bank of Detroit prime rate (5% at March 31, 2010) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all assets of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of October 15, 2010. Two certificates of deposit totaling $140,384 from the Bank are held as a condition of maintaining the line of credit. The Company is permitted to borrow up to 80% of its outstanding trade accounts receivable not over 90 days. In April 2010, the line of credit was renewed through April 2011. At March 31, 2010, the Company had $80,000 of borrowing capacity under the credit facility.

     During the first quarter of 2010, the Company borrowed a total of $37,327 from a lender to purchase processing equipment. A term note was issued at 10.9% interest for three years, monthly payments of $1,220 and is secured by the equipment. The total amount owed on this note as of March 31, 2010 was approximately $34,700 and the note is expected to be paid in full on the applicable maturity date of January 2013.

     From the beginning of 2009 through the first quarter of 2010, the Company has borrowed a total of $1,382,900 from seven lenders to purchase processing and automotive equipment. A total of fifteen term notes have been issued, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $31,000 and all are secured by equipment. The total amount owed on all notes as of March 31, 2010 was approximately $754,700 and all notes are expected to be paid in full on the applicable maturity date, the last of which is October 2013.

     On May 18, 2009, the Company approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into unregistered common stock of the Company at $2.00 per share. The Debentures mature at June 30, 2011. During the first quarter of 2010 the Company issued $30,000 of Debentures to one accredited investor. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. The Company has timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009. At any time, the Company may redeem all or a part of the Debentures at face value plus unpaid interest. During the first quarter of 2010 one accredited investor redeemed $50,000 of Debentures into unregistered common stock. Because the fair market value of the Company's common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required to record a discount given for all Debentures sold to date, which totaled $179,975. The discount is then required to be amortized as a period expense over the remaining periods the Debentures are scheduled to be outstanding, which averages 20 months. For the first quarter ended March 31, 2010, amortization expense amounted to $26,661.

     For the remainder of 2010 we expect to improve operating results and have adequate cash or access to cash to adequately fund operations by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

     There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At March 31, 2010, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at March 31, 2010, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                                     Payments Due By Period
                                                 ------------------------------------------------------------------
                                                 Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years
                                                 -------  ----------  -----------------  ------------  ------------
Purchase obligations                                 (1)      18,200             18,200             -             -
Long-term debt obligations and related interest      (2)   1,537,234            432,008     1,105,226             -
Operating leases                                     (3)     249,768             99,603       150,165             -
Capital lease obligations                                          -                  -             -             -
Line of Credit obligation                                    320,000            320,000             -             -
Other long-term debt obligations                                   -                  -             -             -
                                                          ----------  -----------------  ------------  ------------
Total contractual cash obligations                        $2,125,202  $         869,811  $  1,255,391  $          -
                                                          ==========  =================  ============  ============

                                                 after 6 years
                                                 --------------
Purchase obligations                                          -
Long-term debt obligations and related interest               -
Operating leases                                              -
Capital lease obligations                                     -
Line of Credit obligation                                     -
Other long-term debt obligations                              -
                                                 --------------
Total contractual cash obligations               $            -
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


ITEM 4.     CONTROLS AND PROCEDURES

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

CHANGES ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the three months ended March 31, 2010, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal bio-solids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July of 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February of 2009, the Company agreed to enter into an administrative consent decree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent decree, the Company agreed to pay a civil penalty in the amount of $20,000. The entire penalty was paid timely in installments from April 2009 to April 2010.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     On January 19, 2010, the Company executed a Placement Agent Agreement, or the Agreement, with Burnham Hill Partners of New York, NY, or BHP. The Company has engaged BHP as its placement agent in connection with the issuance of debt or equity securities through a transaction exempt from registration for a term of six months from the date of the Agreement. For its services, the Company issued BHP 10,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. In the event the Company secures a financing placement through BHP, the Company will issue common stock placement warrants equal to 8% of the number of common stock shares issued in the financing, for a term of seven years and be exercisable at 120% of the price paid per share by the investors. The Company accounted for this transaction by recording a deferred current asset of $30,000 that is amortized ratably over the six month period the services are to be rendered. The cost amortized for the quarter ended March 31, 2010 was $12,500. The amount deferred at March 31, 2010 was $17,500.

     On March 29, 2010, one of the holders of the Company's convertible debentures elected to convert $50,000 worth of their debentures to 25,000 unregistered common shares of the Company's stock. There were no other conversions during the quarter ended March 31, 2010.

     In addition to the preceding, in the first quarter of 2010 a stockholder was issued a total of 1,500 shares pursuant to their finder's fee agreements for a total of $30,000 of debentures sold.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None


ITEM  4.  (REMOVED  AND  RESERVED)

ITEM  5.  OTHER  INFORMATION

(a)     None

(b)     None


ITEM  6.  EXHIBITS

     Exhibits:

See  Exhibit  Index  below.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          N-VIRO INTERNATIONAL CORPORATION

Date:       May 17, 2010        /s/ Timothy R. Kasmoch
          --------------        ---------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                               (Principal Executive Officer)

Date:       May 17, 2010        /s/  James K. McHugh
          --------------        --------------------
                                James K. McHugh
                                Chief Financial Officer, Secretary and Treasurer
                                (Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX
                                 =============

     Exhibit No.     Document
     -----------     --------
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