Form 10-Q
period 2010-06-30
N-VIRO INTERNATIONAL CORP
filed 2010-08-16
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended June 30, 2010

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

     Large  accelerated  filer                Accelerated  filer
     Non-accelerated  filer                   Smaller  reporting  company  X

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                    Yes      No X

          As of August 10, 2010, 5,457,473 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                                  N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)


                                                                Three Months Ended June 30  Six Months Ended June 30
                                                                 ------------------------  -------------------------
                                                                    2010         2009          2010         2009
                                                                 -----------  -----------  ------------  -----------
REVENUES                                                         $1,238,610   $1,392,042   $ 2,610,623   $2,742,655

COST OF REVENUES                                                  1,150,235    1,054,152     2,148,229    2,013,682
                                                                 -----------  -----------  ------------  -----------

GROSS PROFIT                                                         88,375      337,890       462,394      728,973

OPERATING EXPENSES
Selling, general and administrative                               1,042,140      376,222     2,563,433      733,316
                                                                 -----------  -----------  ------------  -----------

OPERATING LOSS                                                     (953,765)     (38,332)   (2,101,039)      (4,343)

OTHER INCOME (EXPENSE)
Interest income                                                         319          314           543          794
Amortization of discount on convertible debentures                  (26,661)           -       (53,322)           -
Interest expense                                                    (20,672)     (12,953)      (42,611)     (27,278)
Gain on extinguishment of liabilities                                67,724       14,482       120,521       14,482
                                                                     20,710        1,843        25,131      (12,002)
                                                                 -----------  -----------  ------------  -----------

LOSS BEFORE INCOME TAXES                                           (933,055)     (36,489)   (2,075,908)     (16,345)

Federal and state income taxes                                            -            -             -            -
                                                                 -----------  -----------  ------------  -----------

NET LOSS                                                         $ (933,055)  $  (36,489)  $(2,075,908)  $  (16,345)
                                                                 ===========  ===========  ============  ===========


Basic and diluted loss per share                                 $    (0.18)  $    (0.01)  $     (0.40)  $    (0.00)
                                                                 ===========  ===========  ============  ===========

Weighted average common shares outstanding - basic and diluted    5,226,605    4,521,421     5,201,515    4,520,091
                                                                 ===========  ===========  ============  ===========




            See Notes to Condensed Consolidated Financial Statements


                                   N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30, 2010 (Unaudited)    December 31, 2009
                                                                      --------------------------  -------------------
ASSETS
--------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
     Unrestricted                                                     $                  46,087   $           61,380
     Restricted                                                                         206,908              140,161
Receivables, net:
     Trade, net of allowance for doubtful accounts of
      50,000 at June 30, 2010 and December 31, 2009                                     501,071              597,035
     Related party - Mahoning Valley N-Viro                                              24,325               15,325
     Prepaid expenses and other assets                                                  186,829              108,138
     Deferred costs - stock issued for services                                         112,604              966,354
                                                                      --------------------------  -------------------
Total current assets                                                                  1,077,824            1,888,393

PROPERTY AND EQUIPMENT, NET                                                           1,209,050            1,363,476

INTANGIBLE AND OTHER ASSETS, NET                                                        195,493              211,457
                                                                      --------------------------  -------------------

                                                                      $               2,482,367   $        3,463,326
                                                                      ==========================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------
CURRENT LIABILITIES
     Current maturities of long-term debt                             $                 432,892   $          353,800
     Convertible debentures, net of discount                                            644,162                    -
     Line of credit                                                                     380,000              325,000
     Accounts payable                                                                   932,777              932,831
Accrued liabilities                                                                     226,962              219,910
                                                                      --------------------------  -------------------
Total current liabilities                                                             2,616,793            1,831,541

Long-term debt, less current maturities                                                 359,970              500,808
Long-term debt - convertible debentures, net of discount                                      -              610,840
                                                                      --------------------------  -------------------

Total liabilities                                                                     2,976,763            2,943,189

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock, $0.01 par value, authorized 2,000,000 shares;
      issued -0- shares in 2010 and 2009                                                      -                    -
     Common stock, $.01 par value; authorized 25,000,000 shares; issued
      5,352,491 in 2010 and 5,269,553 in 2009                                            53,525               52,696
     Additional paid-in capital                                                      22,513,714           21,453,168
     Accumulated deficit                                                            (22,376,745)         (20,300,837)
                                                                      --------------------------  -------------------
                                                                                        190,494            1,205,027
Less treasury stock, at cost, 123,500 shares                                            684,890              684,890
                                                                      --------------------------  -------------------
Total stockholders' equity (deficit)                                                   (494,396)             520,137
                                                                      --------------------------  -------------------

                                                                      $               2,482,367   $        3,463,326
                                                                      ==========================  ===================




            See Notes to Condensed Consolidated Financial Statements


                     N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                  Six Months Ended June 30
                                                                       2010        2009
                                                                    ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $  11,127   $ 147,669

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change to restricted cash and cash equivalents                 (66,748)       (793)
   Advances to related parties                                         (9,000)          -
   Proceeds from the sale of property and equipment                         1           -
   Purchases of property and equipment                                (54,562)     (7,245)
                                                                    ----------  ----------
Net cash used in investing activities                                (130,309)     (8,038)

CASH FLOWS FROM FINANCING ACTIVITIES
   Stock warrants exercised                                             9,315       5,644
   Net advances (repayments) on line of credit                         55,000    (153,000)
   Principal payments on long-term obligations                       (222,571)   (234,556)
   Proceeds from stock options exercised                               79,707           -
   Proceeds from convertible debentures issued, net of issuance costs  29,960     133,833
   Private placement expenditures                                     (23,100)          -
   Borrowings under long-term obligations                             175,578     119,811
                                                                    ----------  ----------
Net cash (used) provided by financing activities                      103,889    (128,268)
                                                                    ----------  ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (15,293)     11,363

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        61,380      14,869
                                                                    ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD                        $  46,087   $  26,232
                                                                    ==========  ==========


Supplemental disclosure of cash flows information:

   Cash paid during the six months ended for interest               $  74,281   $  66,274
                                                                    ==========  ==========






            See Notes to Condensed Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the six months ended June 30, 2010 may not be indicative of the results of operations for the year ending December 31, 2010. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2009.

     The financial statements are consolidated as of June 30, 2010, December 31, 2009 and June 30, 2009 for the Company. All intercompany transactions were eliminated.

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


NOTE  2.     LONG-TERM  DEBT  AND  LINE  OF  CREDIT

     During the second quarter of 2010, the Company had a line of credit up to $400,000 at the Comerica Bank of Detroit prime rate (3.25% at June 30, 2010) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all assets (except equipment) of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of April 15, 2011. Two certificates of deposit totaling $140,554 from the Bank are held as a condition of maintaining the line of credit. In April 2010, the line of credit was renewed through April 2011, and the previous borrowing base restriction of 80% of the Company's outstanding trade receivables not over 90 days was removed. At June 30, 2010, the Company had $20,000 of borrowing capacity under the credit facility.

     During the second quarter of 2010, the Company borrowed a total of $138,251 from a lender to finance its general, fixed asset and Florida workers compensation insurance coverage through March 31, 2011. A term note was issued at 5.75% interest for ten months, monthly payments of $14,192 and is unsecured. The total amount owed on this note as of June 30, 2010 was approximately $111,000 and the note is expected to be paid in full on the applicable maturity date of February 2011.

     From the beginning of 2009 through the second quarter of 2010, the Company has borrowed a total of $1,382,900 from seven lenders to purchase processing and automotive equipment. A total of fifteen term notes have been issued, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $31,000 and all are secured by equipment. The total amount owed on all notes as of June 30, 2010 was approximately $676,800 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in October 2013.

     On May 18, 2009, the Company approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into unregistered common stock of the Company at $2.00 per share. The Debentures mature at June 30, 2011. During the second quarter of 2010 the Company did not issue any Debentures. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. The Company has timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009. At any time, the Company may redeem all or a part of the Debentures at face value plus unpaid interest. During the second quarter of 2010 no investors converted any Debentures into unregistered common stock. Because the fair market value of the Company's common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required to record a discount given for all Debentures sold to date, which totaled $179,975. The discount is then required to be amortized as a period expense over the remaining periods the Debentures are scheduled to be outstanding, which averages 20 months. For the second quarter ended June 30, 2010, amortization expense amounted to $26,661.


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

     In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year. In June 2010, the Company renewed the lease for an additional year through May 31, 2011. The total minimum rental commitment for the years ending December 31, 2010 and 2011 is $15,000 and $12,500, respectively. The total rental expense included in the statements of operations for the six months ended June 30, 2010 and 2009 is $15,000 and $2,500, respectively.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in March 2009 for five years. The total minimum rental commitment for the years ending December 31, 2010 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for each of the six months ended June 30, 2010 and 2009 is $24,000.

     The Company leased processing equipment at its Florida location which began in 2006 under a four year contract. The total minimum rental commitment for the year ended December 31, 2010 was $3,000. The total rental expense included in the statements of operations for each of the six months ended June 30, 2010 and 2009 is approximately $3,000 and $18,000, respectively. In February 2010, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

     The Company also leases other processing equipment at its Florida location which began in February 2008 under a three year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2010 - $46,200; 2011 - $4,000. The total rental expense included in the statements of operations for the six months ended June 30, 2010 and 2009 is approximately $23,100.

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

     Other Accounting Standards Updates not effective until after June 30, 2010 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.


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

     For the second quarter of 2010, approximately 95% of the Company's revenue was from Management Operations and 5% from Other Domestic Operations. Since the second quarter of 2006, the percentage of the Company's revenue from Management Operations has grown from 45% to as high as 96%, primarily the result of the acquisition of the Florida operations at the end of 2006. Revenues for the quarter ended June 30, 2010 include revenues from one major customer, the City of Toledo, Ohio (the "City'), which represented approximately 21% of total consolidated revenue, a decrease of approximately 3% from the first quarter of 2010. The percentage of the City's sludge that the Company processes has decreased in accordance with an agreement signed with the City in March 2010. Per the agreement, the Company was granted an extension of time to process approximately 50% of the available sludge from the City of Toledo, through September 30, 2010, a decrease from approximately 75% of the available sludge from the City through March 31, 2010. The Company's six largest customers billed through Florida N-Viro each represent between 6%-21% of the consolidated revenue for the Company, or a collective total of approximately 66% for these six customers. Florida operations account for approximately 74% of consolidated revenue.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended June 30, 2010 and 2009 (dollars in thousands):


                             Management            Domestic     Foreign     Research &
                            Operations            Operations   Operations  Development  Total
                  ------------------------------  -----------  ----------  -----------  -----

                                         Quarter Ended June 30, 2010
                  ---------------------------------------------------------------------------
Revenues                                   1,180          59            -            -  1,239
Cost of revenues                           1,027         123            -            -  1,150
                  ------------------------------  -----------  ----------  -----------  -----
Segment profits                              153         (64)           -            -     89
                  ==============================  ===========  ==========  ===========  =====

                                         Quarter Ended June 30, 2009
                  ---------------------------------------------------------------------------

Revenues                                   1,304          58           30            -  1,392
Cost of revenues                             994          60            -            -  1,054
                  ------------------------------  -----------  ----------  -----------  -----
Segment profits                              310          (2)          30            -    338
                  ==============================  ===========  ==========  ===========  =====

                                        Six Months Ended June 30, 2010
                  ---------------------------------------------------------------------------
Revenues                                   2,499         112            -            -  2,611
Cost of revenues                           1,965         183            -            -  2,148
                  ------------------------------  -----------  ----------  -----------  -----
Segment profits                              534         (71)           -            -    463
                  ==============================  ===========  ==========  ===========  =====

                                        Six Months Ended June 30, 2009
                  ---------------------------------------------------------------------------
Revenues                                   2,603         110           30            -  2,743
Cost of revenues                           1,914         100            -            -  2,014
                  ------------------------------  -----------  ----------  -----------  -----
Segment profits                              689          10           30            -    729
                  ==============================  ===========  ==========  ===========  =====


     A reconciliation of total segment profits to Consolidated income (loss) before taxes for the quarters ended June 30, 2010 and 2009 is as follows (dollars in thousands):


                                                           Qtr. Ended        Six Months
                                                          Ended June 30     Ended June 30
                                                         ----------------  ----------------
                                                           2010     2009     2010     2009
                                                         --------  ------  --------  ------
Segment profits:
   Segment profits for reportable segments               $    89   $ 338   $   463   $ 729
   Corporate selling, general and administrative expenses (1,042)   (376)   (2,563)   (733)
   Other income (expense)                                     21       2        25     (12)
                                                         --------  ------  --------  ------
Consolidated loss before taxes                           $  (932)  $ (36)  $(2,075)  $ (16)
                                                         ========  ======  ========  ======


NOTE 6. - BASIC AND DILUTED INCOME (LOSS) PER SHARE

     Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants. For both the quarter and six months ended June 30, 2010 and 2009, the Company incurred a net loss. Accordingly, 679,463 common stock equivalents for outstanding stock options and warrants have not been included in the computation of diluted loss per share for that period, as the impact would be anti-dilutive.


NOTE 7. - COMMON STOCK

     On January 19, 2010, the Company executed a Placement Agent Agreement (the "Agreement"), with Burnham Hill Partners of New York, NY, or BHP. The Company has engaged BHP as its placement agent in connection with the issuance of debt or equity securities through a transaction exempt from registration for a term of six months from the date of the Agreement. For its services, the Company issued BHP 10,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. In the event the Company secures a financing placement through BHP, the Company will issue common stock placement warrants equal to 8% of the number of common stock shares issued in the financing, for a term of seven years and be exercisable at 120% of the price paid per share by the investors. The Company accounted for this transaction by recording a deferred current asset of $30,000 that is amortized ratably over the six month period the services are to be rendered. The cost amortized for the quarter ended June 30, 2010 was $15,000. The amount deferred at June 30, 2010 was $2,500.

     On March 29, 2010, one of the holders of the Company's convertible debentures elected to convert $50,000 worth of their debentures to 25,000 unregistered common shares of the Company's stock. There were no conversions of debentures during the quarter ended June 30, 2010.


NOTE 8. - SUBSEQUENT EVENTS

     On July 1, 2010, the Company executed a Purchase Agreement, License and Development Agreement and Registration Rights Agreement (the "Agreements"), with VC Energy I, LLC of Las Vegas, NV, or VC Energy. Concurrently, the Company sold VC Energy 200,000 shares of the Company's unregistered common stock at a price of $2.50 per share, issued VC Energy 200,000 warrants exercisable at $2.75 per share, and also granted VC Energy an option to acquire another 400,000 shares of the Company's unregistered common stock at a price of $2.50 per share, and 400,000 warrants exercisable at $2.75 per share. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. Further details are provided in the Form 8-K filed July 9, 2010.

     The Company has performed a review of events subsequent to the balance sheet date.


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

     Pursuant to their respective five-year employment agreements, on March 17, 2010 a total of 890,000 stock options were granted to Timothy Kasmoch, Robert Bohmer and James McHugh. Twenty percent of the options vested immediately with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant. To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014. For the quarter and six months ended June 30, 2010, this charge was $491,186 and $609,071, respectively. Further details are provided in the Form 8-K filed March 19, 2010.

     During the quarter ended June 30, 2010, the Company also granted stock options totaling 82,500 options to directors and priced, pursuant to the Amended and Restated 2004 Stock Option Plan, at a weighted average price of $3.04 for a total expense of approximately $185,100, expensed ratably over the subsequent six-month period.


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

     Total revenues were $1,239,000 for the quarter ended June 30, 2010 compared to $1,392,000 for the same period of 2009. The net decrease in revenue is due primarily to a decrease in facility management revenue. Our cost of revenues increased to $1,150,000 in 2010 from $1,054,000 for the same period in 2009, and the gross profit margin decreased to 7% for the quarter ended June 30, 2010, from 24% for the same period in 2009. This decrease in gross profit margin is due primarily to the decrease in the overall percentage of revenue derived from facility management revenue, which had an associated lower cost of operation than other types of revenue, as well as higher costs of trucking the N-Viro Soil product. Operating expenses increased substantially for the quarter ended June 30, 2010 over the comparative prior year period, and was the single biggest factor for the increased loss for 2010 compared to 2009. These changes collectively resulted in a net loss of $933,000 for the quarter ended June 30, 2010 compared to a net loss of $36,000 for the same period in 2009, an increase in the loss of $897,000.

Adding back non-cash expenses for depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in a cash operating loss of $244,000 for the quarter ended June 30, 2010.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2010 WITH THREE MONTHS ENDED JUNE 30, 2009

     Our overall revenue decreased $153,000, or 11%, to $1,239,000 for the quarter ended June 30, 2010 from $1,392,000 for the quarter ended June 30, 2009. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $7,000 from the same period ended in 2009 - this increase was primarily the result of an increase in demand with our Ohio-area customers;

     b) Revenue from the service fees for the management of alkaline admixture increased $65,000 from the same period ended in 2009 - this increase was attributed primarily to the Florida-area customers, which increased $103,000 compared to the same period in 2009; and

     c) Our processing revenue, including facility management revenue, showed a net decrease of $195,000 over the same period ended in 2009. Of the decrease, the Toledo facility's management revenue decreased $87,000, and, N-Viro Soil sales decreased by a total of $114,000, primarily attributable to the Toledo facility as less product was available for sale from current and prior period carryover production. We expect the decrease in facility management revenue from the City of Toledo to continue into the third and fourth quarters of 2010 when compared to previous periods in 2009, as the amount of sludge available from the City to process is expected to be less than in 2009. See Note 5 to the Financial Statements for more details.

     d) Our license fee revenue showed a net decrease of $30,000 over the same period ended in 2009.

     Our gross profit decreased $250,000, or 74%, to $88,000 for the quarter ended June 30, 2010 from $338,000 for the quarter ended June 30, 2009, and the gross profit margin decreased to 7% from 24% for the same periods. The decrease in gross profit margin is primarily due to the decrease in the overall percentage of revenue derived from facility management revenue, as well as higher costs of trucking the N-Viro Soil product. Our Toledo operation contributed $104,000 of gross profit on overall revenue of $259,000, which was a decrease of $46,000 of gross profit over the same period in 2009. Our Florida operation contributed $49,000 of gross profit on overall revenue of $921,000, which was a decrease of $110,000 of gross profit over the same period in 2009. Gross profit on the sale of the N-Viro Soil product also contributed materially to the decrease in gross profit margin, as we realized a decrease in gross profit contributed by product sales of $97,000 from 2009 to 2010, $78,000 of it from our Florida operation.

     Our operating expenses increased $666,000, or 177%, to $1,042,000 for the quarter ended June 30, 2010 from $376,000 for the quarter ended June 30, 2009. The increase was primarily due to increases of $473,000 in consulting fees and expenses, $102,000 in payroll and related costs and $75,000 in director costs. Of the total increase of $650,000 in payroll, consulting and director costs, $634,000 were non-cash costs relating to the issuances of stock and stock options. Therefore, actual cash outlays in these categories increased for the second quarter 2010 by a total of $16,000 over the same period in 2009.

     As a result of the foregoing factors, we recorded an operating loss of $954,000 for the quarter ended June 30, 2010 compared to an operating loss of $38,000 for the quarter ended June 30, 2009, an increase in the loss of $916,000.

     Our net nonoperating income (expense) increased by $19,000 to net nonoperating income of $21,000 for the quarter ended June 30, 2010 from net nonoperating income of $2,000 for the similar quarter in 2009. The increase in net nonoperating income was primarily due to an increase of $53,000 in the extinguishment of certain liabilities no longer due during 2010.

     We recorded a net loss of $933,000 for the quarter ended June 30, 2010 compared to a net loss of $36,000 for the same period ended in 2009, an increase in the loss of $897,000. Adding back non-cash expenses for depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in a cash operating loss of $244,000 for the quarter ended in 2010. Similar non-cash expenses, cash out and debt repayments for the same period in 2009 resulted in a cash operating loss of $2,000, an increase in cash operating loss of $242,000 in the second quarter 2010 versus 2009.

     For the quarters ended June 30, 2010 and 2009, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses. Accordingly, our effective tax rate for each period was zero.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2010 WITH SIX MONTHS ENDED JUNE 30, 2009

     Our overall revenue decreased $132,000, or 5%, to $2,611,000 for the six months ended June 30, 2010 from $2,743,000 for the six months ended June 30, 2009. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $16,000 from the same period ended in 2009 - this increase was primarily the result of an increase in demand with our Ohio-area customers;

     b) Revenue from the service fees for the management of alkaline admixture increased $177,000 from the same period ended in 2009 - this increase was attributed primarily to our Florida-area customers, which increased $231,000 compared to the same period in 2009; and

     c) Our processing revenue, including facility management revenue, showed a net decrease of $295,000 over the same period ended in 2009. Of the decrease, our Toledo facility's management revenue decreased $115,000, and, N-Viro Soil sales decreased by a total of $204,000, primarily attributable to the Toledo facility as less product was available for sale from current and prior period carryover production. We expect the decrease in facility management revenue from the City of Toledo to continue into the third and fourth quarters of 2010 when compared to previous periods in 2009, as the amount of sludge available from the City to process is expected to be less than in 2009. See Note 5 to the Financial Statements for more details; and

     d) Our license fee revenue showed a net decrease of $30,000 over the same period ended in 2009.

     Our gross profit decreased $267,000, or 37%, to $462,000 for the six months ended June 30, 2010 from $729,000 for the same period ended June 30, 2009, and the gross profit margin decreased to 18% from 27% for the same periods. The decrease in gross profit margin is primarily due to the decrease in the overall percentage of revenue derived from facility management revenue, as well as higher costs of trucking the N-Viro Soil product. The Toledo operation contributed $229,000 of gross profit on overall revenue of $595,000, which was a decrease of $102,000 of gross profit over the same period in 2009. The Florida operation contributed $306,000 of gross profit on overall revenue of $1,904,000, which was a decrease of $51,000 of gross profit over the same period in 2009. Gross profit on the sale of the N-Viro Soil product also contributed materially to the decrease in gross profit margin, as the Company realized a decrease in gross profit contributed by product sales of $133,000 from 2009 to 2010, $98,000 of it from the Florida operation.

     Our operating expenses increased $1,830,000, or 250%, to $2,563,000 for the six months ended June 30, 2010 from $733,000 for the six months ended June 30, 2009. The increase was primarily due to increases of $1,030,000 in consulting fees and expenses, $663,000 in payroll and related costs and $70,000 in director costs. Of the total increase of $1,763,000 in consulting, payroll and director costs, $1,726,000 were non-cash costs relating to the issuances of stock and stock options. Therefore, actual cash outlays in these categories increased for the six months ended June 30, 2010 by a total of $37,000 over the same period in 2009.

     As a result of the foregoing factors, we recorded an operating loss of $2,101,000 for the six months ended June 30, 2010 compared to an operating loss of $4,000 for the six months ended June 30, 2009, an increase in the loss of $2,097,000.

     Our net nonoperating income (expense) increased by $37,000 to net nonoperating income of $25,000 for the six months ended June 30, 2010 from net nonoperating expense of $12,000 for the similar quarter in 2009. The increase in net nonoperating income was primarily due to an increase of $106,000 in the extinguishment of certain liabilities no longer due during 2010.

     We recorded a net loss of $2,076,000 for the six months ended June 30, 2010 compared to a net loss of $16,000 for the same period ended in 2009, an increase in the loss of $2,060,000. Adding back non-cash expenses for depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in a cash operating loss of $237,000 for the six months ended in 2010. Similar non-cash expenses, cash out and debt repayments for the same period in 2009 resulted in cash operating income of $53,000, an increase in cash operating loss of $290,000 in the six months ended in 2010 versus 2009.

     For the six months ended June 30, 2010 and 2009, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of $1,539,000 at June 30, 2010, compared to working capital of $57,000 at December 31, 2009, resulting in a decrease in working capital of $1,596,000. Current assets at June 30, 2010 included cash and cash equivalents of $253,000 (including restricted cash of $207,000), which is an increase of $51,000 from December 31, 2009. The net negative change in working capital from December 31, 2009 was primarily from a decrease to the net deferred current asset of $854,000 for amortization of common stock given pursuant to consulting contracts entered into during 2009, an increase in the current liability of $644,000 for the convertible debentures to now classify the instruments due June 30, 2011 as short-term on the balance sheet, an increase to the cash outlays for property and equipment of $17,000 and an increase in payments over advances from short and long-term debt obligations of $7,000, offset by an increase in cash provided by operating activities of $11,000 for the six months ended June 30, 2010.

     In the six months ended June 30, 2010 our cash flow provided by operating activities was $11,000, a decrease of $137,000 over the same period in 2009. The components of the decrease in cash flow provided by operating activities from 2009 was principally due to a $1,725,000 increase in stock warrants and stock options issued for fees and services, a decrease of $269,000 in trade accounts receivable, a decrease of $6,000 in prepaid and other assets and an increase in other non-cash items of $33,000, offset by a decrease of $109,000 in trade accounts payable and an increase in the net loss of $2,060,000.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin. From 2006 to the second quarter of 2010, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was: 2006 - 46%; 2007 - 77%; 2008 - 94%; 2009 -
95%; through second quarter 2010 - 96%. We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

     During the second quarter of 2010, we maintained a line of credit up to $400,000 at the Comerica Bank of Detroit prime rate (3.25% at June 30, 2010) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all our assets (except equipment), with Monroe Bank + Trust, or the Bank, with a maturity date of April 15, 2011. Two certificates of deposit totaling $140,554 from the Bank are held as a condition of maintaining the line of credit. In April 2010, the line of credit was renewed through April 2011, and the previous borrowing base restriction of 80% of our outstanding trade receivables not over 90 days was removed. At June 30, 2010, the Company had $20,000 of borrowing capacity under the credit facility.

     During the second quarter of 2010, we borrowed a total of $138,251 from a lender to finance our general, fixed asset and Florida workers compensation insurance coverage through March 31, 2011. A term note was issued at 5.75% interest for ten months, monthly payments of $14,192 and is unsecured. The total amount owed on this note as of June 30, 2010 was approximately $111,000 and the note is expected to be paid in full on the applicable maturity date of February 2011.

     From the beginning of 2009 through the second quarter of 2010, we borrowed a total of $1,382,900 from seven lenders to purchase processing and automotive equipment. A total of fifteen term notes have been issued, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $31,000 and all are secured by equipment. The total amount owed on all notes as of June 30, 2010 was approximately $676,800 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in October 2013.

     On May 18, 2009, we approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into our unregistered common stock at $2.00 per share. The Debentures mature at June 30, 2011. During the second quarter of 2010 we did not issue any Debentures. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. We have timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009. At any time, we may redeem all or a part of the Debentures at face value plus unpaid interest. During the second quarter of 2010, no investors converted any Debentures into unregistered common stock. Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required to record a discount given for all Debentures sold to date, which totaled $179,975. The discount is then required to be amortized as a period expense over the remaining periods the Debentures are scheduled to be outstanding, which averages 20 months. For the second quarter ended June 30, 2010, amortization expense amounted to $26,661.

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

OFF-BALANCE  SHEET  ARRANGEMENTS

     At June 30, 2010, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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


CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at June 30, 2010, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                                            Payments Due By Period
                                                 Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                                 -------  ----------  -----------------  ------------  ------------  -------------
Purchase obligations                                 (1)      72,800             72,800             -             -              -
Long-term debt obligations and related interest      (2)   1,636,245            536,128     1,100,117             -              -
Operating leases                                     (3)     247,494            110,562       136,932             -              -
Capital lease obligations                                          -                  -             -             -              -
Line of Credit obligation                                    380,000            380,000             -             -              -
Other long-term debt obligations                                   -                  -             -             -              -
                                                          ----------  -----------------  ------------  ------------  -------------
Total contractual cash obligations                        $2,336,539  $       1,099,490  $  1,237,049  $          -  $           -
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

CHANGES ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the six months ended June 30, 2010, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                          PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

     None.


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

Date:     August 16, 2010        /s/ Timothy R. Kasmoch
          ---------------        ----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                               (Principal Executive Officer)

Date:     August 16, 2010        /s/  James K. McHugh
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