Form 10-Q
period 2010-09-30
N-VIRO INTERNATIONAL CORP
filed 2010-11-15
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 2010

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

     Large  accelerated  filer                Accelerated  filer
     Non-accelerated  filer                   Smaller  reporting  company  X

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                    Yes      No X

        As  of  November  10,  2010,  5,670,227  shares  of N-Viro International
Corporation  $  .01  par  value  common  stock  were  outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                                   N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (unaudited)


                                                               Three Months Ended Sept. 30  Nine Months Ended Sept. 30
                                                               ---------------------------  --------------------------
                                                                    2010          2009          2010          2009
                                                                 -----------  ------------  ------------  ------------
REVENUES                                                         $1,223,129   $ 1,131,916   $ 3,833,751   $ 3,874,572

COST OF REVENUES                                                  1,018,749       958,661     3,166,978     2,972,343
                                                                 -----------  ------------  ------------  ------------

GROSS PROFIT                                                        204,380       173,255       666,773       902,229

OPERATING EXPENSES
  Selling, general and administrative                               647,067     2,073,773     3,210,500     2,807,089
                                                                 -----------  ------------  ------------  ------------

OPERATING LOSS                                                     (442,687)   (1,900,518)   (2,543,727)   (1,904,860)

OTHER INCOME (EXPENSE)
  Interest income                                                       209           294           752         1,088
  Amortization of discount on convertible debentures                (27,006)            -       (80,328)            -
  Interest expense                                                  (19,415)      (18,407)      (62,026)      (45,685)
  Gain on market price decrease of derivatives issued               202,863             -       202,863             -
  Gain on extinguishment of liabilities                              16,011        65,258       136,533        79,739
                                                                 -----------  ------------  ------------  ------------
                                                                    172,662        47,145       197,794        35,142
                                                                 -----------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                                           (270,025)   (1,853,373)   (2,345,933)   (1,869,718)

Federal and state income taxes                                            -             -             -             -
                                                                 -----------  ------------  ------------  ------------

NET LOSS                                                         $ (270,025)  $(1,853,373)  $(2,345,933)  $(1,869,718)
                                                                 ===========  ============  ============  ============


Basic and diluted loss per share                                 $    (0.05)  $     (0.35)  $     (0.44)  $     (0.41)
                                                                 ===========  ============  ============  ============

Weighted average common shares outstanding - basic and diluted    5,479,681     5,301,274     5,293,852     4,537,207
                                                                 ===========  ============  ============  ============



            See Notes to Condensed Consolidated Financial Statements


                                     N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30, 2010 (Unaudited)    December 31, 2009
                                                                      -------------------------------  -------------------
ASSETS
--------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents:
   Unrestricted                                                       $                       86,919   $           61,380
   Restricted                                                                                207,117              140,161

Receivables, net:
   Trade, net of allowance for doubtful accounts of
    50,000 at September 30, 2010 and December 31, 2009                                       447,758              597,035
   Related party - Mahoning Valley N-Viro                                                     24,325               15,325
Prepaid expenses and other assets                                                            111,708              108,138
Deferred costs - stock issued for services                                                         -              966,354
                                                                      -------------------------------  -------------------
Total current assets                                                                         877,827            1,888,393

PROPERTY AND EQUIPMENT, NET                                                                1,442,185            1,363,476

INTANGIBLE AND OTHER ASSETS, NET                                                             178,830              211,457
                                                                      -------------------------------  -------------------

                                                                      $                    2,498,842   $        3,463,326
                                                                      ===============================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------
CURRENT LIABILITIES
   Current maturities of long-term debt                               $                      383,556   $          353,800
   Convertible debentures, net of discount                                                   639,668                    -
   Line of credit                                                                            330,000              325,000
   Accounts payable                                                                          871,888              932,831
   Accrued liabilities                                                                       217,699              219,910
                                                                      -------------------------------  -------------------
Total current liabilities                                                                  2,442,811            1,831,541

Long-term debt, less current maturities                                                      286,213              500,808
Fair value of derivative liability                                                           401,287                    -
Long-term debt - convertible debentures, net of discount                                           -              610,840
                                                                      -------------------------------  -------------------

Total liabilities                                                                          3,130,311            2,943,189

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $0.01 par value, authorized 2,000,000 shares;
    issued -0- shares in 2010 and 2009                                                             -                    -
   Common stock, $.01 par value; authorized 35,000,000 shares; issued
    5,793,127 in 2010 and 5,269,553 in 2009                                                   57,931               52,696
   Note receivable for common stock                                                         (500,000)                   -
   Additional paid-in capital                                                             23,603,727           21,453,168
   Accumulated deficit                                                                   (23,108,237)         (20,300,837)
                                                                      -------------------------------  -------------------
                                                                                              53,421            1,205,027
Less treasury stock, at cost, 123,500 shares                                                 684,890              684,890
                                                                      -------------------------------  -------------------
Total stockholders' equity (deficit)                                                        (631,469)             520,137
                                                                      -------------------------------  -------------------

                                                                      $                    2,498,842   $        3,463,326
                                                                      ===============================  ===================



            See Notes to Condensed Consolidated Financial Statements


                     N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                            Nine Months Ended September 30
                                                                       2010        2009
                                                                    ----------  ----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                    $(278,436)  $ 124,676

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change to restricted cash and cash equivalents                  (66,957)     (1,087)
  Advances to related parties                                          (9,000)          -
  Proceeds from the sale of property and equipment                     11,001           -
  Purchases of property and equipment                                 (55,555)    (17,360)
                                                                    ----------  ----------
Net cash used in investing activities                                (120,511)    (18,447)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock warrants exercised                               27,735      19,589
  Net advances (repayments) on line of credit                           5,000     (28,000)
  Principal payments on long-term obligations                        (340,422)   (689,713)
  Proceeds from stock options exercised                                89,115      20,445
  Proceeds from convertible debentures issued, net of issuance costs   54,865     467,333
  Net proceeds from issuance of common stock in private placement     412,615           -
  Borrowings under long-term obligations                              175,578     119,811
                                                                    ----------  ----------
Net cash (used) provided by financing activities                      424,486     (90,535)
                                                                    ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              25,539      15,694

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        61,380      14,869
                                                                    ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD                        $  86,919   $  30,563
                                                                    ==========  ==========


Supplemental disclosure of cash flows information:
   Cash paid during the nine months ended for interest              $ 106,423   $  97,226
                                                                    ==========  ==========




            See Notes to Condensed Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the nine months ended September 30, 2010 may not be indicative of the results of operations for the year ending December 31, 2010. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2009.

     The financial statements are consolidated as of September 30, 2010, December 31, 2009 and September 30, 2009 for the Company. All intercompany transactions were eliminated.

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


NOTE  2.     LONG-TERM  DEBT  AND  LINE  OF  CREDIT

     During the third quarter of 2010, the Company had a line of credit up to $400,000 at the Comerica Bank of Detroit prime rate (3.25% at September 30,
2010) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all assets (except equipment) of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of April 15, 2011. Two certificates of deposit totaling $140,724 from the Bank are held as a condition of maintaining the line of credit. In April 2010, the line of credit was renewed through April 2011, and the previous borrowing base restriction of 80% of the Company's outstanding trade receivables not over 90 days was removed. At September 30, 2010, the Company had $70,000 of borrowing capacity under the credit facility.

     From the beginning of 2009 through the third quarter of 2010, the Company has borrowed a total of $1,382,900 from seven lenders to purchase processing and automotive equipment. As of September 30, 2010, a total of fourteen term notes are outstanding, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $30,000 and all secured by equipment. The total amount owed on all notes as of September 30, 2010 was approximately $600,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in October 2013.

     On May 18, 2009, the Company approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into unregistered common stock of the Company at $2.00 per share. The Debentures mature at June 30, 2011. During the third quarter of 2010 the Company issued $25,000 of Debentures. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. The Company has timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009. At any time, the Company may redeem all or a part of the Debentures at face value plus unpaid interest. During the third quarter of 2010 two investors converted a total of $40,000 of Debentures into unregistered common stock. Because the fair market value of the Company's common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required to record a discount given for all Debentures sold to date, which totaled $184,975. The discount is then required to be amortized as a period expense over the remaining periods the Debentures are scheduled to be outstanding, which averages 20 months. For the third quarter ended September 30, 2010, amortization expense amounted to $27,006.


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

     In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year. In June 2010, the Company renewed the lease for an additional year through May 31, 2011. The total minimum rental commitment for the years ending December 31, 2010 and 2011 is $15,000 and $12,500, respectively. The total rental expense included in the statements of operations for the nine months ended September 30, 2010 and 2009 is $15,000 and $2,500, respectively.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in March 2009 for five years. The total minimum rental commitment for the years ending December 31, 2010 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for each of the nine months ended September 30, 2010 and 2009 is $36,000.

     The Company leased processing equipment at its Florida location which began in 2006 under a four year contract. The total minimum rental commitment for the year ended December 31, 2010 was $3,000. The total rental expense included in the statements of operations for each of the nine months ended September 30, 2010 and 2009 is approximately $3,000 and $23,100, respectively. In February 2010, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

     The Company also leases other processing equipment at its Florida location which began in February 2008 under a three year lease. The total minimum rental commitment for the following years ended December 31 are as follows: 2010 - $46,200; 2011 - $4,000. The total rental expense included in the statements of operations for the nine months ended September 30, 2010 and 2009 is approximately $35,000.

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


NOTE  4.     NEW  ACCOUNTING  STANDARDS

     Accounting Standards Updates not effective until after September 30, 2010 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.


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

     For the third quarter of 2010, approximately 96% of the Company's revenue was from Management Operations and 4% from Other Domestic Operations. Since the second quarter of 2006, the percentage of the Company's revenue from Management Operations has grown from 45% to as high as 96%, primarily the result of the acquisition of the Florida operations at the end of 2006.

Revenues for the quarter ended September 30, 2010 include revenues from one major customer, the City of Toledo, Ohio (the "City'), which represented approximately 26% of total consolidated revenue. The percentage of the City's sludge that the Company processes has decreased in accordance with an agreement signed with the City in March 2010. Per the agreement, the Company was granted an extension of time to process approximately 50% of the available sludge from the City of Toledo, through September 30, 2010, a decrease from approximately 75% of the available sludge from the City through March 31, 2010. In September 2010, the City approved an extension of the March 2010 agreement to September 2011.

The Company's six largest customers billed through Florida N-Viro each represent between 5% - 20% of the consolidated revenue for the Company, or a collective total of approximately 64% for these six customers. Florida operations accounted for approximately 70% of consolidated revenue during the quarter ended September 30, 2010.

     The table below presents information about the segment profits and segment identifiable assets used by the chief operating decision makers of the Company for the quarters ended September 30, 2010 and 2009 (dollars in thousands):


                                Management               Domestic     Foreign   Research &
                               Operations               Operations  Operations  Development  Total
                  ------------------------------------  ----------  ----------  -----------  -----
                                        Quarter Ended September 30, 2010
                 ---------------------------------------------------------------------------------
Revenues                                         1,170          53           -            -  1,223
Cost of revenues                                   976          43           -            -  1,019
                  ------------------------------------  ----------  ----------  -----------  -----
Segment profits                                    194          10           -            -    204
                  ====================================  ==========  ==========  ===========  =====


                                        Quarter Ended September 30, 2009
                 ---------------------------------------------------------------------------------
Revenues                                         1,079          53           -            -  1,132
Cost of revenues                                   921          38           -            -    959
                  ------------------------------------  ----------  ----------  -----------  -----
Segment profits                                    158          15           -            -    173
                  ====================================  ==========  ==========  ===========  =====


                                       Nine Months Ended September 30, 2010
                 ---------------------------------------------------------------------------------
Revenues                                         3,669         165           -            -  3,834
Cost of revenues                                 3,005         162           -            -  3,167
                  ------------------------------------  ----------  ----------  -----------  -----
Segment profits                                    664           3           -            -    667
                  ====================================  ==========  ==========  ===========  =====


                                       Nine Months Ended September 30, 2009
                 ---------------------------------------------------------------------------------
Revenues                                         3,682         163          30            -  3,875
Cost of revenues                                 2,835         138           -            -  2,973
                  ------------------------------------  ----------  ----------  -----------  -----
Segment profits                                    847          25          30            -    902
                  ====================================  ==========  ==========  ===========  =====



     A reconciliation of total segment profits to Consolidated income (loss) before taxes for the quarters ended September 30, 2010 and 2009 is as follows (dollars in thousands):


                                                            Qtr. Ended      Nine Months Ended
                                                           September 30       September 30
                                                         ----------------  ------------------
                                                          2010     2009      2010      2009
                                                         ------  --------  --------  --------
Segment profits:
  Segment profits for reportable segments                $ 204   $   173   $   667   $   902
  Corporate selling, general and administrative expenses  (647)   (2,073)   (3,211)   (2,807)
  Other income (expense)                                   173        47       198        35
                                                         ------  --------  --------  --------
Consolidated loss before taxes                           $(270)  $(1,853)  $(2,346)  $(1,870)
                                                         ======  ========  ========  ========


NOTE 6. - BASIC AND DILUTED INCOME (LOSS) PER SHARE

     Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options, debentures and warrants. For both the quarter and nine months ended September 30, 2010 and 2009, the Company incurred a net loss. Accordingly, 3,706,737 common stock equivalents for outstanding stock options, debentures and warrants have not been included in the computation of diluted loss per share for the quarter and nine months ended September 30, 2010, respectively, as the impact would be anti-dilutive.


NOTE 7. - COMMON STOCK

     On January 19, 2010, the Company executed a Placement Agent Agreement (the "Agreement"), with Burnham Hill Partners of New York, NY, or BHP. The Company has engaged BHP as its placement agent in connection with the issuance of debt or equity securities through a transaction exempt from registration for a term of six months from the date of the Agreement. For its services, the Company issued BHP 10,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. In the event the Company secures a financing placement through BHP, the Company will issue common stock placement warrants equal to 8% of the number of common stock shares issued in the financing, for a term of seven years and be exercisable at 120% of the price paid per share by the investors. The Company accounted for this transaction by recording a deferred current asset of $30,000 that is amortized ratably over the six month period the services are to be rendered. The cost amortized for the quarter ended September 30, 2010 was $2,500. The amount deferred at September 30, 2010 was $-0-.

     On March 29, 2010, one of the holders of the Company's convertible debentures elected to convert $50,000 worth of their debentures to 25,000 unregistered common shares of the Company's stock. There were no conversions of debentures during the quarter ended June 30, 2010. On July 15 and August 15,
2010, two holders of the Company's convertible debentures each elected to convert $20,000 of their debentures to 10,000 shares each of unregistered common shares of the Company's stock, or a total of $40,000 to 20,000 shares for the quarter ended September 30, 2010.

     On July 1, 2010, the Company executed a Purchase Agreement, License and Development Agreement and Registration Rights Agreement (the "Agreements"), effective June 29, 2010, with VC Energy I, LLC of Las Vegas, NV, or VC Energy. Concurrently, the Company sold VC Energy 200,000 shares of the Company's unregistered common stock at a price of $2.50 per share, issued VC Energy 200,000 warrants exercisable at $2.75 per share, and also granted VC Energy an option to acquire another 400,000 shares of the Company's unregistered common stock at a price of $2.50 per share, and 400,000 warrants exercisable at $2.75 per share. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. Further details are provided in the Form 8-K filed July 9, 2010.

On September 21, 2010, the "Company executed Amendment Number 1, effective September 15, 2010 (the "Amendment") to the Purchase Agreement with VC Energy. The purpose of the Amendment was to modify certain of the purchase terms in the Purchase Agreement, and VC Energy exercised its option to purchase 200,000 shares of the Company's common stock for $500,000 which VC Energy paid for by delivering its unsecured promissory note to the Company for $500,000, payable in installments over a 12 month period, with the first $200,000 of such installments due bi-weekly between September 30, 2010 and December 30, 2010 and the final $300,000 due September 15, 2011. The promissory note provides for acceleration in the event of default and a default interest rate of 8% per annum. The Company also delivered 200,000 warrants to purchase shares of its common stock at an exercise price of $2.50 per share. Under the Amendment, the Company will transfer all 200,000 shares and 200,000 warrants to an Escrow Agent, Hallet & Perrin, P.C., and the shares and warrants will be released ratably to VC Energy as installments payments due the Company are received. In addition, VC Energy's option to purchase the remaining 200,000 shares of the Company's common stock was extended to December 31, 2010 on the same terms as the original Purchase Agreement. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction according to FASB Statement No. 133 ("Accounting for Derivative Instruments and Hedging Activities), as interpreted by the Emerging Issues Task Force ("EITF") No. 07-5, with a provision that protects holders from declines in the stock price ("down-round" provisions) that requires issuers to account for the warrants as a derivative security at fair value with future changes in fair value recorded in earnings. As of September 30, 2010, the Company has recorded a liability of $401,287 to reflect the fair value of the warrants. The Company will be periodicaly required to re-measure the fair value of the warrants, with adjustments in the value recorded through the income statement as a gain or loss. During the three months ended September 30, 2010, the Company recorded a gain of $202,863 on the revaluation from the two issuances of the warrants to the end of the period.


NOTE 8. - SUBSEQUENT EVENTS

     On October 15, 2010, the Company granted a total of 75,000 stock options to three employees. All of the options granted are for a period of ten years, are exercisable at $1.89 per share and vest ratably over a period of four years from the date of grant. These options were granted under the N-Viro International Second Amended and Restated 2004 Stock Option Plan and are intended as Incentive Stock Options.

     The Company has performed a review of events subsequent to the balance sheet date.


NOTE 9. - STOCK OPTIONS

     In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009, for directors and key employees under which 2,500,000 shares of common stock may be issued. The Company also has a stock option plan approved in July 2010, for directors and key employees under which 5,000,000 shares of common stock may be issued. Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.

     Pursuant to their respective five-year employment agreements, on March 17, 2010 a total of 890,000 stock options were granted to Timothy Kasmoch, Robert Bohmer and James McHugh. Twenty percent of the options vested immediately with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant. To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014. For the quarter and nine months ended September 30, 2010, this charge was $117,885 and $726,956, respectively. Further details are provided in the Form 8-K filed March 19, 2010.

     In February and July 2010, the Company also granted a total of 90,000 stock options to directors and priced, pursuant to the Amended and Restated 2004 Stock Option Plan, at a weighted average price of $3.08 for a total expense of approximately $208,700, expensed ratably over the respective subsequent six-month period. There were no other grants of stock options to directors during the quarter ended September 30, 2010.


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

     Total revenues were $1,223,000 for the quarter ended September 30, 2010 compared to $1,132,000 for the same period of 2009. The net increase in revenue is due primarily to an increase in service fee revenue for the management of alkaline admixture. Our cost of revenues increased to $1,019,000 in 2010 from $959,000 for the same period in 2009, but the gross profit margin increased to 17% for the quarter ended September 30, 2010, from 15% for the same period in 2009. This increase in gross profit margin is due primarily to the increase in the overall percentage of revenue derived from service fees for the management of alkaline admixture, which had an associated lower cost of operation than other types of revenue. Operating expenses decreased substantially for the quarter ended September 30, 2010 over the comparative prior year period, and was the single biggest factor for the decreased loss for 2010 compared to 2009. These changes collectively resulted in a net loss of $270,000 for the quarter ended September 30, 2010 compared to a net loss of $1,853,000 for the same period in 2009, a decrease in the loss of $1,583,000.

Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and principal (debt) repayments, resulted in an "adjusted cash loss" (non-GAAP) of $128,000 for the quarter ended September 30, 2010.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2010 WITH THREE MONTHS ENDED SEPTEMBER 30, 2009

     Our overall revenue increased $91,000, or 8%, to $1,223,000 for the quarter ended September 30, 2010 from $1,132,000 for the quarter ended September 30, 2009. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $20,000 from the same period ended in 2009 - this increase was primarily the result of an increase in demand with our Ohio-area customers;

     b) Revenue from the service fees for the management of alkaline admixture increased $101,000 from the same period ended in 2009 - this increase was attributed primarily to the Florida-area customers, which increased $95,000 compared to the same period in 2009; and

     c) Our processing revenue, including facility management revenue, showed a net decrease of $30,000 over the same period ended in 2009. Of the decrease, the Toledo facility's management revenue decreased $100,000 but was partially offset by an increase in N-Viro Soil sales by a total of $11,000, all attributable to the Toledo facility as a higher sales price for the product was realized compared to the comparable period. Facility management revenue at our Florida operation showed an increase of $69,000 over 2009. We expect the decrease in facility management revenue from the City of Toledo to continue into the third and fourth quarters of 2010 when compared to previous periods in 2009, as the amount of sludge available from the City to process is expected to be less than in 2009. See Note 5 to the Financial Statements for more details.

     Our gross profit increased $31,000, or 18%, to $204,000 for the quarter ended September 30, 2010 from $173,000 for the quarter ended September 30, 2009, and the gross profit margin increased to 17% from 15% for the same periods. The increase in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from service fees for the management of alkaline admixture. Our Toledo operation contributed $87,000 of gross profit on overall revenue of $318,000, which was a decrease of $40,000 of gross profit over the same period in 2009. Our Florida operation contributed $107,000 of gross profit on overall revenue of $853,000, which was an increase of $76,000 of gross profit over the same period in 2009. A majority of this increase in Florida's gross profit was from the increased revenue from service fees for the management of alkaline admixture.

     Our operating expenses decreased $1,427,000, or 69%, to $647,000 for the quarter ended September 30, 2010 from $2,074,000 for the quarter ended September 30, 2009. The decrease was primarily due to decreases of $1,063,000 in payroll and related costs and $320,000 in consulting fees and expenses. Of the total decrease of $1,383,000 in payroll and consulting costs, $1,329,000 were non-cash costs relating to the issuances of stock and stock options. Therefore, for the third quarter 2010 actual cash outlays in these categories decreased by a total of $54,000 over the same period in 2009.

     As a result of the foregoing factors, we recorded an operating loss of $443,000 for the quarter ended September 30, 2010 compared to an operating loss of $1,901,000 for the quarter ended September 30, 2009, a decrease in the loss of $1,458,000.

     Our net nonoperating income (expense) increased by $126,000 to net nonoperating income of $173,000 for the quarter ended September 30, 2010 from net nonoperating income of $47,000 for the similar quarter in 2009. The increase in net nonoperating income was primarily due to an increase of $203,000 from the gain recorded on derivative securities issued whose value decreased from the issuance date, offset by $49,000 in the extinguishment of certain liabilities no longer due during 2010 and $27,000 on the increase in amortization cost for debentures issued.

     We recorded a net loss of $270,000 for the quarter ended September 30, 2010 compared to a net loss of $1,853,000 for the same period ended in 2009, a decrease in the loss of $1,583,000. Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $128,000 for the quarter ended in 2010. Similar non-cash expenses, cash out and debt repayments for the same period in 2009 resulted in an adjusted cash loss (non-GAAP) of $198,000, a decrease in the adjusted cash loss (non-GAAP) of $70,000 in the third quarter 2010 versus 2009.

     For the quarters ended September 30, 2010 and 2009, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses. Accordingly, our effective tax rate for each period was zero.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2010 WITH NINE MONTHS ENDED SEPTEMBER 30, 2009

     Our overall revenue decreased $41,000, or 1%, to $3,834,000 for the nine months ended September 30, 2010 from $3,875,000 for the nine months ended September 30, 2009. The net decrease in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $36,000 from the same period ended in 2009 - this increase was primarily the result of an increase in demand with our Ohio-area customers;

     b) Revenue from the service fees for the management of alkaline admixture increased $278,000 from the same period ended in 2009 - this increase was attributed primarily to our Florida-area customers, which increased $326,000 compared to the same period in 2009; and

     c) Our processing revenue, including facility management revenue, showed a net decrease of $324,000 over the same period ended in 2009. Of the decrease, our Toledo facility's management revenue decreased $214,000, and, N-Viro Soil sales decreased by a total of $193,000, primarily attributable to the Toledo facility as less product was available for sale from current and prior period carryover production. Facility management revenue at our Florida operation for the nine months ended showed an increase of $107,000 over 2009. We expect the decrease in facility management revenue from the City of Toledo to continue into the fourth quarter of 2010 when compared to the previous period in 2009, as the amount of sludge available from the City to process is expected to be less than in 2009. See Note 5 to the Financial Statements for more details; and

     d) Our license fee revenue showed a net decrease of $30,000 over the same period ended in 2009.

     Our gross profit decreased $235,000, or 26%, to $667,000 for the nine months ended September 30, 2010 from $902,000 for the same period in 2009, and the gross profit margin decreased to 17% from 23% for the same periods. The decrease in gross profit margin is primarily due to the decrease in the overall percentage of revenue derived from facility management revenue, as well as higher costs of trucking the N-Viro Soil product. The Toledo operation contributed $251,000 of gross profit on overall revenue of $913,000, which was a decrease of $207,000 of gross profit over the same period in 2009. The Florida operation contributed $412,000 of gross profit on overall revenue of $2,756,000, which was an increase of $25,000 of gross profit over the same period in 2009. Gross profit on the sale of the N-Viro Soil product also contributed materially to the decrease in gross profit margin, as the Company realized a decrease in gross profit contributed by product sales of $208,000 from 2009 to 2010, $162,000 of it from the Florida operation.

     Our operating expenses increased $403,000, or 14%, to $3,210,000 for the nine months ended September 30, 2010 from $2,807,000 for the nine months ended September 30, 2009. The increase was primarily due to increases of $710,000 in consulting fees and expenses and $59,000 in director costs, offset by a decrease of $400,000 in payroll and related costs. Of the total net increase of $369,000 in consulting, director and payroll costs, $396,000 were non-cash costs relating to the issuances of stock and stock options. Therefore, for the nine months ended September 30, 2010 actual cash outlays in these categories decreased by a total of $27,000 over the same period in 2009.

     As a result of the foregoing factors, we recorded an operating loss of $2,544,000 for the nine months ended September 30, 2010 compared to an operating loss of $1,905,000 for the nine months ended September 30, 2009, an increase in the loss of $639,000.

     Our net nonoperating income (expense) increased by $163,000 to net nonoperating income of $198,000 for the nine months ended September 30, 2010 from net nonoperating income of $35,000 for the similar quarter in 2009. The increase in net nonoperating income was primarily due to an increase of $203,000 from the gain recorded on derivative securities issued whose value decreased from the issuance date, an increase of $57,000 in the extinguishment of certain liabilities no longer due during 2010 and offset by $80,000 on the increase in amortization cost for debentures issued and $16,000 in increased interest expense.

     We recorded a net loss of $2,346,000 for the nine months ended September 30, 2010 compared to a net loss of $1,870,000 for the same period ended in 2009, an increase in the loss of $476,000. Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $365,000 for the nine months ended in 2010. Similar non-cash expenses, cash out and debt repayments for the same period in 2009 resulted in an adjusted cash loss (non-GAAP) of $146,000, an increase in the adjusted cash loss (non-GAAP) of $219,000 in the nine months ended in 2010 versus 2009.

     For the nine months ended September 30, 2010 and 2009, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of $1,565,000 at September 30, 2010, compared to working capital of $57,000 at December 31, 2009, resulting in a decrease in working capital of $1,622,000. Current assets at September 30, 2010 included cash and cash equivalents of $294,000 (including restricted cash of $207,000), which is an increase of $92,000 from December 31, 2009. The net negative change in working capital from December 31, 2009 was primarily from a decrease to the net deferred current asset of $966,000 for amortization of common stock given pursuant to consulting contracts entered into during 2009 and an increase in the current liability of $640,000 for the convertible debentures to now classify the instruments due June 30, 2011 as short-term on the balance sheet.

     In the nine months ended September 30, 2010 our cash flow used by operating activities was $278,000, a decrease of $403,000 over the same period in 2009. The components of the decrease in cash flow provided by operating activities from 2009 was principally due to a $396,000 increase in stock warrants and stock options issued for fees and services, a decrease of $41,000 in trade accounts receivable, an increase of $55,000 in trade accounts payable and an increase in other non-cash items of $43,000, offset by an increase of $260,000 in deferred assets, an increase of $203,000 in the market price of derivatives issued and an increase in the net loss of $476,000.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin. From 2006 to the third quarter of 2010, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was: 2006 - 46%; 2007 - 77%; 2008 - 94%; 2009 -
95%; through third quarter 2010 - 96%. We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

     During the second quarter of 2010, we maintained a line of credit up to $400,000 at the Comerica Bank of Detroit prime rate (3.25% at September 30,
2010) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all our assets (except equipment), with Monroe Bank + Trust, or the Bank, with a maturity date of April 15, 2011. Two certificates of deposit totaling $140,724 from the Bank are held as a condition of maintaining the line of credit. In April 2010, the line of credit was renewed through April 2011, and the previous borrowing base restriction of 80% of our outstanding trade receivables not over 90 days was removed. At September 30, 2010, the Company had $70,000 of borrowing capacity under the credit facility.

     From the beginning of 2009 through the third quarter of 2010, we borrowed a total of $1,382,900 from seven lenders to purchase processing and automotive equipment. As of September 30, 2010, a total of fourteen term notes are outstanding, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $30,000 and all secured by equipment. The total amount owed on all notes as of September 30, 2010 was approximately $600,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in October 2013.

     On May 18, 2009, we approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into our unregistered common stock at $2.00 per share. The Debentures mature at June 30, 2011.
During the third quarter of 2010 we issued $25,000 of Debentures. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. We have timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009. At any time, we may redeem all or a part of the Debentures at face value plus unpaid interest. During the third quarter of 2010, two investors converted a total of $40,000 of Debentures into unregistered common stock. Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required to record a discount given for all Debentures sold to date, which totaled $184,975. The discount is then required to be amortized as a period expense over the remaining periods the Debentures are scheduled to be outstanding, which averages 20 months. For the third quarter ended September 30, 2010, amortization expense amounted to $27,006.

     For the remainder of 2010 and into 2011 we expect to improve operating results and have adequate cash or access to cash to adequately fund operations by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

     There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At September 30, 2010, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

     From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include: (i) indemnities to vendors and service providers pertaining to claims based on our negligence or willful misconduct and (ii) indemnities involving the accuracy of representations and warranties in certain contracts. Pursuant to Delaware law, we may indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. We also have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts that we may pay for indemnification purposes. We believe the applicable insurance coverage is generally adequate to cover any estimated potential liability for which we may provide indemnification. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Condensed Consolidated Balance Sheets.

CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at September 30, 2010, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                                        Payments Due By Period
                                                 Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years
                                                 -------  ----------  -----------------  ------------  ------------
Purchase obligations                                 (1)      54,600             54,600             -             -
Long-term debt obligations and related interest      (2)   1,412,804            468,833       943,971             -
Operating leases                                     (3)     215,220             91,521       123,699             -
Capital lease obligations                                          -                  -             -             -
Line of Credit obligation                                    330,000            330,000             -             -
Other long-term debt obligations                                   -                  -             -             -
                                                          ----------  -----------------  ------------  ------------
Total contractual cash obligations                        $2,012,624  $         944,954  $  1,067,670  $          -
                                                          ==========  =================  ============  ============

                                                 after 6 years
                                                 --------------
Purchase obligations                                          -
Long-term debt obligations and related interest               -
Operating leases                                              -
Capital lease obligations                                     -
Line of Credit obligation                                     -
Other long-term debt obligations                              -
                                                 --------------
Total contractual cash obligations               $            -
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

CHANGES ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the nine months ended September 30, 2010, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

Date:     November 15, 2010     /s/ Timothy R. Kasmoch
          -----------------     ----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                               (Principal Executive Officer)

Date:     November 15, 2010     /s/  James K. McHugh
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