Form 10-K
period 2010-12-31
N-VIRO INTERNATIONAL CORP
filed 2011-03-31
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-K

(MARK ONE)
    X                ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
                                       OR
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

Large  accelerated  filer
Accelerated  filer
Non-accelerated  filer
Smaller  reporting  company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter:   $13,516,000.

The number of shares of Common Stock of the registrant outstanding as of March 21, 2011 was 5,938,714.

                      DOCUMENTS INCORPORATED BY REFERENCE
None

                                    INDEX

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.     Business                                                          2

Item 1A.    Risk Factors                                                      8

Item 2.     Properties                                                       11

Item 3.     Legal Proceedings                                                12

Item 4.     (Removed and Reserved)                                           12

                                    PART II

Item 5.     Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities           13

Item 6.     Selected Financial Data                                          13

Item 7.     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     13

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       19

Item 8.     Financial Statements and Supplementary Data                      20

Item 9.     Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                                  24

Item 9A.    Controls and Procedures                                          24

Item 9B.    Other Information                                                25

                                    PART III

Item 10.     Directors, Executive Officers and Corporate Governance          26

Item 11.     Executive Compensation                                          32

Item 12.     Security Ownership of Certain Beneficial Owners
     and Management and Related Stockholder Matters                          36

Item 13.     Certain Relationships and Related Transactions, and
     Director Independence                                                   38

Item 14.     Principal Accountant Fees and Services                          38


                                    PART IV

Item 15.     Exhibits, Financial Statement Schedules                         40

                                     PART I

CAUTIONARY  STATEMENT  WITH  RESPECT  TO  FORWARD-LOOKING  STATEMENTS

     This annual report on Form 10-K contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular; (iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-K, including under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K; however, this list is not exhaustive. Many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1.     BUSINESS

GENERAL

     We were incorporated in Delaware in April 1993, and became a public company in October 1993. We own and sometimes license various N-Viro processes and patented technologies to treat and recycle wastewater and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electrical generation and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludge from municipal wastewater treatment facilities. All N-Viro products produced according to the N-Viro Process specifications, are "exceptional quality" sludge products under the 40 CFR Part 503 Sludge Regulations promulgated under the Clean Water Act of 1987 (the "Part 503 Regs").

     Our current business strategy is to market our N-Viro FuelTM technology, which produces a renewable alternative fuel product out of certain bio-organic wastes. This N-Viro Fuel process has been acknowledged by the USEPA as a fuel product that can be used to produce alternative energy. In this business strategy, the primary focus is to identify allies, public and private, which will allow the opportunity for N-Viro to build, own and operate N-Viro Fuel facilities either on its own or in concert with others.

     Presently, we operate two biosolids processing facilities located in Toledo, Ohio and Volusia County, Florida. These two facilities each produce the N-Viro SoilTM agricultural product, and have provided us with working and development capital. Our goal is to continue to operate these facilities and aggressively market our N-Viro Fuel technology. These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

THE  N-VIRO  PROCESS

     The N-Viro Soil Process involves mixing wastewater residuals (sludge) with an alkaline admixture and then subjecting the mixture to a controlled period of storage, mechanical turning and accelerated drying. The N-Viro Process stabilizes and pasteurizes the wastewater residuals, reduces odors to acceptable levels, neutralizes or immobilizes various constituents and generates N-Viro Soil , a product which has a granular appearance similar to soil and has multiple agricultural uses. N-Viro and its licensees have successfully marketed and distributed all N-Viro Soil product produced for beneficial reuse.

     The alkaline products used in all N-Viro Processes consist of by-products from the cement or lime industry and certain fly ashes from coal-fired systems used in electric power generation. The particular admixture that is used usually depends upon economics and availability in local markets. We are a distributor of alkaline admixtures for others. We also work with established by-product marketers to identify and utilize available materials. We generally charge a mark-up over our cost for alkaline admixtures sold to third parties.

     Our original N-Viro Process was enhanced in the 1990's with the addition of advanced mechanical drying known as the N-Viro BioDry process. BioDry had been successfully implemented in five plants operating in Canada.

N-VIRO  FUEL(TM)

     N-Viro Fuel is a relatively new and patented biomass alternative energy fuel process that produces a product that has physical and chemical characteristics similar to certain coals and is created from municipal biosolids, collectable animal manure, pulp and paper sludge and possibly other organic wastes. N-Viro Fuel is manufactured by blending the waste material(s) with one or more alkaline products, followed by thorough drying of the mixture using a thermal evaporative process. The resulting product can be easily blended with coal, waste coal, petroleum coke and/or other biomass-type fuels, and burned as a partial fuel substitute in combustion power plants. N-Viro Fuel has satisfied initial guidelines set forth by the U.S. Environmental Protection Agency (EPA) to qualify as an alternative energy source that may be utilized in commercial power generation subject to state permitting. The N-Viro Fuel technology, utilizing an alkaline/heat process to produce a fuel product, still satisfies all requirements of the USEPA 40 CFR part 503 regulations and is a safe product usable for agriculture as well as for energy production.

     Our N-Viro Fuel technology can convert waste products presently being landfilled or land applied into safe, beneficial and renewable long-term energy solutions as part of a renewable-energy economy. Attaining this status means that N-Viro Fuel technology is now a likely candidate to qualify for certain economic incentives that may be granted to alternative energy technologies, and a catalyst for obtaining permits more efficiently in each state. We plan to accelerate our development efforts as this designation is an important factor for our potential energy partners.

N-VIRO  PROCESS  FACILITIES

     Our first N-Viro processing facility is located in Toledo, Ohio and has been managed by us through a contract management agreement with the City of Toledo since our inception. Revenue generated from and related to the Toledo operation accounted for about 22% of our total revenue in 2010. Under this contract, we process Toledo's wastewater biosolids and sell the resulting N-Viro Soil product to the agricultural market throughout Northwest Ohio. The current contract has been extended several times, including 2004, 2009, and twice in 2010. The current extension runs until September 30, 2011, and is presently in its twenty-second year of operation. We consider our relationship with the City of Toledo to be satisfactory. However, there can be no assurances that the City will continue to extend on a short-term basis or sign a new long-term contract with us beyond September 30, 2011.

     Florida N-Viro, LP, a wholly-owned subsidiary we fully acquired effective January 1, 2007, has been in continuous operation since 1995 in Florida. The Florida facility is located in Volusia County and presently processes regional biosolids for multiple communities and maintains contracts with the City of Altamonte Springs, the City of Oviedo, Seminole County, the City of Palm Coast, the City of Port Orange, the Tohopekaliga Water Authority and Volusia County. Additionally, the company works with other regional biosolids management companies and has worked with other municipalities with short-term and interim agreements.

     Florida N-Viro derives revenue from several sources. Each municipal customer compensates N-Viro for the processing of their waste materials. Florida N-Viro also receives revenue from utilizing the alkaline products produced by regional power utilities, including Cedar Bay Generating, thru a supply agreement with Headwaters Corporation and Jacksonville Electric Authority. We have also been successful in marketing our N-Viro Soil to local agricultural markets.

     Our Volusia County facility operates under and is regulated by a permit issued by the Florida Department of Environmental Quality. We believe we have a satisfactory operating history and positive relationship with the regulatory agencies. We lease the processing facility from Volusia County and renewed our five year contract and lease agreement for the third time in 2010. Florida N-Viro represented 74% of our total revenue in 2010, and this percentage and total revenues have been escalating using N-Viro's regional processing model.

SALES  AND  MARKETING  OF  N-VIRO  PROCESS

     We market our technologies principally through internal sales efforts. All domestic sales and marketing are controlled by management. The primary focus of our marketing efforts is towards the full commercialization of our N-Viro Fuel technologies.

     The N-Viro Fuel market requires us to work within two different and unique regulatory segments. First, our N-Viro Fuel facilities must satisfy biosolids permit requirements for the 40 CFR Part 503 regulations. Second, the finished fuel product must comply with each individual power generator's emission permit requirements. To accomplish this requirement to satisfy air permitting in the power generation facilities, N-Viro has procured, permitted, constructed and now operates a mobile facility to produce N-Viro Fuel on a commercial full-scale basis. We will use this facility to demonstrate the effectiveness of our process at discrete locations with the purpose of meeting the requirements necessary to ultimately permit, build, own and operate permanent N-Viro Fuel processing facilities. We can provide no assurance in our ability to negotiate long-term arrangements from the mobile facility's performance.

INTERNATIONAL  SALES  AND  MARKETING

     In certain countries outside the United States, we sell or license the N-Viro Process through agents. In their respective territories, the agents market licenses for the N-Viro Processes, serve as distributors of alkaline admixture, oversee quality control of the installed N-Viro facilities, enforce the terms of the license agreements with licensees and market N-Viro Soil. In general, the agents have paid one-time, up-front fees to us for the rights to market or use the N-Viro Process in their respective territories. Typically, the agreements with the agents provide for us to receive a portion of the up-front license fees, ongoing royalty fees paid by the licensees, a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro Soil. Agents have total responsibility and control over the marketing and contracts for N-Viro technology, subject only to license models or minimum agreements with us.

The  following  table  sets  forth our Agents and the territorial rights of each
Agent:

Agent                                Territory
-------------------                  --------------------------------
VC  Energy  I,  LLC                  China,  Indiana  and  Texas
CRM  Technologies                    Israel,  Greece  and  Eastern  Europe


EARNINGS VARIATION DUE TO BUSINESS CYCLES AND SEASONAL FACTORS. Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors. During the last fiscal quarter of 2010, approximately 97% of our revenue was from management-run operations, 3% from other domestic third party agreements and 0% from foreign agreements or research and development grants. Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors.

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

RESEARCH  AND  DEVELOPMENT

     We continue to investigate methods to shorten drying time, improve the N-Viro Fuel process, substitute various other materials for use as alkaline admixtures, and improve the quality and attractiveness of N-Viro Fuel to a variety of end-users. We see opportunities to improve the efficiency of our process through the utilization of alterative heat sources such as methane, waste heat solid fuel and gasification technologies, as viable alternatives to the use of natural gas for process drying.

     In 2007 we performed a full scale test of the N-Viro Fuel product at the T.B. Simon Power Plant located on the campus of Michigan State University. The successful results of this first full test encouraged us to focus primarily on the development of the N-Viro Fuel technology.

PATENTS  AND  PROPRIETARY  RIGHTS

     We have several patents and licenses relating to the treatment and processing of biosolids. While there is no one single patent that is alone material to our business, we believe that our aggregate patents are important to our prospects for future success. However, we cannot be certain that future patent applications will successfully be issued as patents, or that any already issued patents will give us a competitive advantage. It is also possible that our patents could be successfully challenged or circumvented by competitors or other parties. In addition, we cannot assure that our treatment processes do not infringe on patents held by third-parties or their proprietary rights. We are aware of no such infringement, however.

     We hold several patents relating to N-Viro Fuel. In the N-Viro Fuel process, waste products, which can include domestic sewage sludge, manures and other materials, are treated with mineral by-products, dried by a mechanical dryer, and converted into a renewable fuel that can be used as a substitute for coal in coal-fired boilers and kilns. We are actively marketing the N-Viro Fuel process in response to the national policy encouraging both alternative energy generation as well as attaining the highest and best reuse of waste materials.

     Some early N-Viro patents were developed jointly with the former Medical College of Ohio, now under the name of the University of Toledo ("UT"). Because of the joint development of early N-Viro patents with UT, we agreed the licensing of these early patents would generate a royalty payable by us to UT. We also agreed with UT that claims to the traditional N-Viro Soil process was one-quarter of one percent (1/4%) of technical revenues until expiration of those patents. UT rights to BioBlend and certain other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies. Cumulative royalties paid to UT through December 31, 2010 were approximately $65,000, and no amount was expensed during 2010, 2009 or 2008. UT has no claim to the N-Viro Fuel technologies or process.

     In addition, we make use of our trade secrets or "know-how" developed in the course of our experience in the marketing of our services. To the extent that we rely upon trade secrets, unpatented know-how and the development of improvements in establishing and maintaining a competitive advantage in the market for our services, we can provide no assurance that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technologies to compete with our services.

INDUSTRY  OVERVIEW

     Under the Part 503 Regulations, landfills, surface disposal and incineration remain permissible sludge management alternatives. However, these conventional disposal options have become subject to more stringent regulatory standards. The vast majority of states have enacted site restrictions and/or other management practices governing the disposal of sludge in landfills or surface disposal. Amendments to the Clean Air Act governing incineration and disposal of residual ash also impose stricter air emission standards for incineration in general, and the Part 503 Regulations impose additional specific pollutant limits for sludge to be incinerated and for the resulting air emissions.

     Surface disposal of sludge involves the placement of sludge on the land, often at a dedicated site for disposal purposes. The Part 503 Regulations subject surface disposal to increased regulation by requiring, among other things, run-off and leachate collection systems, methane monitoring systems and monitoring of, and limits on, pollutant levels. In addition, sludge placed in a surface disposal site are often required to meet certain standards with respect to pathogen levels relating to coliform or salmonella bacteria counts ("Class B" pathogen levels), levels of various pollutants, including metals, and elimination of attractiveness to pests, such as insects and rodents.

     Land application for beneficial use involves the application of sludge or sludge-based products, for non-disposal purposes, including agricultural, silvicultural and horticultural uses and for land reclamation. Under the Part 503 Regulations, N-Viro Soil is a product that meets certain stringent standards. "Class A" pathogen levels", levels of various pollutants, including metals, and elimination of attractiveness to pests, such as insects and rodents, are considered by the EPA to be "exceptional quality" products. The Class A pathogen levels are significantly more stringent than the Class B pathogen levels.

     "Exceptional quality" products are treated by the USEPA as safe products, thereby exempting these products from many federal restrictions on their use. All N-Viro products that are produced according to N-Viro Process specifications meet the pollutant concentration limits and other standards set forth in the
Part 503 Regulations, and therefore qualify as an "exceptional quality" product that exceeds the USEPA's standards for unrestricted use.

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

     We compete against companies in a highly competitive market and have fewer resources than many of those companies. Our business competes within and outside the United States principally on the basis of pricing, reliability of our services provided, product quality, specifications and technical support. Competitive pressures and other factors could cause us to lose market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operation.

ENVIRONMENTAL  REGULATION

     Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. Our operations and those of our licensees are subject to these evolving laws and the implementing regulations. The primary United States environmental laws which we believe may be applicable to the N-Viro Process and the land application of N-Viro SoilTM include Resource Conservation and Recovery Act ("RCRA"), the Federal Water Pollution Control Act of 1972 ("Clean Water Act"), the Comprehensive Environmental Response, Compensation, and Liability Act, ("CERCLA") and the Pollution Prevention Act of 1990 ("PPA"). These laws regulate the management and disposal of wastes, control the discharge of pollutants into the water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. In addition, various states have implemented environmental protection laws that are similar to the applicable federal laws. States also may require, among other things, permits to construct N-Viro facilities and to sell and/or use N-Viro SoilTM. There can be no assurance that any such permits will be issued.

     The Part 503 Regulations. Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use. Sewage sludge and the use and disposal thereof are regulated under the Clean Water Act. In 1993, the U.S. Environmental Protection Agency ("EPA") published the Part 503 Regulations under the Clean Water Act, implementing the EPA's "exceptional quality" program. These regulations establish sludge use and disposal standards applicable to public and privately-owned wastewater treatment plants in the United States, including publicly-owned treatment works, or POTWs. Under the Part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" ("Class A") products and are not subject to any federal restrictions on agricultural use or land application. N-Viro Soil is an "exceptional quality" product. Lower quality sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants. Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit. Agricultural and land applications of all sludge and sludge products, including N-Viro Soil and other "exceptional quality" products, are typically subject to state and local regulation and, in most cases, require a permit.

     In order to ensure compliance with the Part 503 Regs, we review the results of regular testing of sludge required by the EPA to be conducted by wastewater treatment plants, and it tests N-Viro Soil produced at N-Viro facilities on a regular basis. In general, we do not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product. Although N-Viro Soil exceeds the current federal standards imposed by the EPA for unrestricted agricultural use and land application, state and local authorities are authorized under the Clean Water Act to impose more stringent requirements than those promulgated by the EPA. Most states require permits for land application of sludge and sludge based products and several states have regulations for certain pollutants that impose more stringent numerical concentration limits than the federal rules.

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

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980. CERCLA imposes strict, joint and several liability upon owners and operators of facilities where a release of hazardous substances has occurred, upon parties who generated hazardous substances into the environment that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to such facilities. We believe the N-Viro Process poses little risk of releasing hazardous substances into the environment that presently could result in liability under CERCLA.

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

EMPLOYEES

     As of December 31, 2010, we had 34 employees. Six of our employees were engaged in sales and marketing; three were in finance and administration and twenty-five were in operations. We consider our relationship with our employees to be satisfactory.

     We are a party to a collective bargaining agreement (the "Labor Agreement") covering two employees of National N-Viro Tech, Inc., our wholly-owned subsidiary. The employees that are covered by the Labor Agreement work at the Toledo, Ohio N-Viro facility, which is operated by us for the City of Toledo on a contract management basis. These employees are members of the International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers Local Union No. 20, and we consider our relationship with the organization to be satisfactory.

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

     In response to the City of Toledo's 2010 Request for Qualifications (RFQ) issued to identify the waste process to use for the next 10-20 years, our N-Viro Fuel process was "short listed" and the City of Toledo issued a Request for Proposals (RFP). In response to the RFP, we have joined with two strategic partners for this project and formally proposed a long-term arrangement to process all of Toledo sludge into N-Viro Fuel.

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

     We maintain a corporate Web site at www.nviro.com, on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC. In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request to James
K. McHugh, our Chief Financial Officer, at (419) 535-6374 or via e-mail to jmchugh@nviro.com.

ITEM 1A.     RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND THERE CAN BE NO ASSURANCES REGARDING IF AND WHEN WE WILL ACHIEVE PROFITABILITY. IF WE ARE UNABLE TO ACHIEVE PROFITABLE OPERATIONS, WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS, WHICH MAY NOT BE AVAILABLE ON COMMERCIALLY REASONABLE TERMS OR AT ALL, AND WHICH MAY DILUTE OUR STOCKHOLDERS.

     Since 2000, we have experienced net losses and we have not been consistently profitable on an annual basis. For the years ended December 31, 2010 and 2009, we incurred net losses of $3.0 million and $2.4 million, respectively. We believe our history of net losses is primarily due to our inability to add enough new sources of revenue to replace decreasing business from existing sources of revenue and, more recently, through a shift of our business toward lower margin products and services. Further, for the years ended December 31, 2010 and 2009, we experienced much higher than expected expenditures for stock-related fees and compensation in excess of our increase in gross revenue. To achieve profitability, we must accomplish numerous objectives, including growth in our business, the development of new products and commercial relationships, and decreasing our costs. We can not foresee with any certainty whether we will be able to achieve these objectives in the future. Accordingly, we may not generate sufficient net revenue to achieve profitability.

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

A SIGNIFICANT AMOUNT OF OUR BUSINESS COMES FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUE AND PROFITS COULD DECREASE SIGNIFICANTLY IF WE LOST ONE OR MORE OF THEM AS CUSTOMERS. FURTHER, THE AGREEMENT WITH OUR MOST SIGNIFICANT CUSTOMER EXPIRES IN SEPTEMBER 2011, AND OUR FAILURE TO RENEW THAT AGREEMENT ON FAVORABLE TERMS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     Our business depends on providing services to a limited number of customers. One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them. Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition. For the years ended December 31, 2010 and 2009, our single largest customer accounted for approximately 22% and 32%, respectively, of our revenues and our top three customers accounted for approximately 60% and 65%, respectively, of our revenues. Our agreement with our largest customer - which represented approximately 22% of our revenues in 2010 - is due to expire at the end of September 2011. We are attempting to negotiate either a renewal of that agreement or the issuance of a new contract for a new facility, but we cannot assure you that we will be able to secure such a renewal/new agreement at all or on terms that are as favorable as the current agreement. Our failure to renew that agreement on favorable terms would likely have a material adverse effect on our business, financial conditions and results of operations.

THE CURRENT ECONOMIC DOWNTURN MAY CAUSE US TO EXPERIENCE DELAYS OF PAYMENT FROM OUR CUSTOMERS.

     Our accounts receivable are derived primarily from municipal or local governments. Although our collection history has been good, from time to time a customer may not pay us on a timely basis because of adverse market conditions. In light of the current economic downturn, we may experience larger than expected delays in receiving payments on our accounts receivable. Given our history of losses and our limited cash resources, any significant payment delay by one of our customers, may force us to delay payment to our creditors, which may have a material and adverse effect on our business, financial condition and results of operations.

WE  ARE  AFFECTED  BY  UNUSUALLY  ADVERSE  WEATHER  CONDITIONS.

     Our present business is adversely affected by unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to our operations. In addition, revenues and operational results are adversely affected during months of inclement weather which limits the amount of land application that can be performed. Long periods of adverse weather could have a material negative effect on our business and financial condition. For example, our Toledo, Ohio operation is affected by unusually adverse weather conditions by lowering the demand for N-Viro Soil(TM) distribution to the local agricultural community.

FUEL  COST  VARIATION COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND EXPENSES.

     The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including demand for oil and gas, actions by OPEC and other oil and gas producers, and war in oil producing countries. Because fuel is needed for the trucks that transport the processing materials and supplies for our operations and customers, price escalations or reductions in the supply of fuel could increase our operating expenses and have a negative impact on the results of operations. We are not always able to pass through all or part of the increased fuel costs due to the terms of certain customers' contracts and the inability to negotiate such pass through costs in a timely manner.

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

OUR INTELLECTUAL PROPERTY MAY BE MISAPPROPRIATED OR SUBJECT TO CLAIMS OF INFRINGEMENT.

     We attempt to protect our intellectual property rights through a combination of patent, trademark, and trade secret laws, as well as the use of non-disclosure and licensing agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business and financial condition.

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

THERE IS ONLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK, AND IT IS POSSIBLE THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES EASILY.

     There is currently only a limited trading market for our common stock. Our common stock trades on the OTCQB, which is one of the quotation services for SEC-registered and reporting companies that trade over the counter ("OTC Markets"), under the symbol "NVIC", with limited trading volume. We cannot assure you that a trading market will exist for our common stock.

WE HAVE NEVER PAID DIVIDENDS ON OUR SHARES OF COMMON STOCK.

     We have not paid any cash dividends on our common stock heretofore, and we have no present intention of paying any cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors.

VOLATILITY IN THE TRADING PRICE OF OUR COMMON STOCK COULD NEGATIVELY IMPACT THE PRICE OF OUR COMMON STOCK, AND MAY ELIMINATE A SOURCE OF OUR POTENTIAL REVENUE FROM EXERCISES OF STOCK OPTIONS AND STOCK PURCHASE WARRANTS.

     During the period from January 1, 2009 through March 21, 2011, our common stock closing price fluctuated between a high of $3.85 and a low of $1.20. The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions, the thinly-traded nature of our common stock and the outlook of analysts and investors on our industry. Further, significant market fluctuations, such as over the past six months, may adversely affect the trading price of our common stock. Over the past several years, we have relied on, in part, exercises of stock options by current and former officers and directors and stock purchase warrants by investors for operating cash. Wide fluctuations in the price of our common stock or a stock price that is not significantly above the exercise price of outstanding stock options or warrants, would likely reduce future exercises of stock options or warrants, and which would reduce or eliminate a historic source of cash for our operations.

ITEM 2.     PROPERTIES

     Through April 2011, our executive and administrative offices are located in Toledo, Ohio, under a month to month lease. We believe our relationship with our lessor is satisfactory. The total rental expense for this location included in the statements of operations for each of the years ended December 31, 2010 and 2009 is approximately $38,500 and $37,600, respectively. We also lease various equipment on a month-to-month basis. In March 2011, we signed a 68 month lease with a new lessor in Toledo. The total minimum rental commitment for the year ending December 31, 2011 is approximately $15,600, for 2012 is $37,400, for 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.

     In October 2010, the Company began to lease the property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year. The total minimum rental commitment for the year ended December 31, 2011 is $18,000. The total rental expense included in the statements of operations for the twelve months ended December 31, 2010 is $6,000.

     In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year, which was extended for a one-year term through May 2011. The total minimum rental commitment for the year ended December 31, 2011 is $12,500. The total rental expense included in the statements of operations for the twelve months ended December 31, 2010 and 2009 is $30,000 and $17,500, respectively.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years. The total minimum rental commitment for the years ending December 31, 2011 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2010 and 2009 is $48,000.

     The Company also leased other processing equipment at its Florida location which began in February 2008 under a three-year lease. The total minimum rental commitment for the year ending December 31, 2011 is $4,000. The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2010 and 2009 is approximately $46,200. In February 2011, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

     Through January 2010, the Company also leased processing equipment at the Florida location which began in 2006 under a four year contract. The total rental expense included in the statements of operations for the twelve months ended December 31, 2010 and 2009 was approximately $3,000 and $31,000, respectively. In February 2010, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

     Management believes that all of our properties are adequately covered by insurance.

ITEM 3.     LEGAL PROCEEDINGS

     The Company's facility in Toledo, Ohio, utilizes patented technologies to stabilize and disinfect municipal bio-solids pursuant to a permit to install from the Ohio EPA that requires emissions be vented to a scrubber. In July of 2008, an inspection of the facility by local regulatory officials revealed that the scrubber was not in operation. In February of 2009, the Company agreed to enter into an administrative consent decree with the Ohio Environmental Protection Agency ("Ohio EPA") that resolved, without any admission of fact, violation, or liability, Ohio EPA's claims that the Company operated the scrubber, an air contaminant source, in violation of its permit to install. Pursuant to the terms of the consent decree, the Company agreed to pay a civil penalty in the amount of $20,000. The entire penalty was paid, in timely installments from April 2009 to April 2010.

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


ITEM  4.     (REMOVED  AND  RESERVED)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Our shares of Common Stock are quoted on the OTCQB, which is one of the quotation services for SEC-registered and reporting companies that trade over the counter ("OTC Markets"), under the symbol "NVIC". The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The closing price range per share of the Common Stock since January 1, 2009, was as follows:


Quarter      High    Low
------------ -----   ----
First 2009   $2.85  $1.20
Second 2009  $2.70  $1.65
Third 2009   $2.75  $1.91
Fourth 2009  $2.80  $1.95
First 2010   $2.39  $3.85
Second 2010  $2.70  $3.30
Third 2010   $1.95  $3.10
Fourth 2010  $1.51  $3.25



Our  stock  price  closed  at  $1.53  per  share  on  March  21,  2011.

HOLDERS

     As of March 21, 2011, the number of holders of record of our Common Stock was approximately 173.

DIVIDENDS

     We have never paid dividends with respect to our Common Stock. Payment of dividends is within the discretion of our Board of Directors and would depend, among other factors, on our earnings, capital requirements and our operating and financial condition.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     None


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

     The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:

               For the Year Ended December 31,
                        2010    2009
                       ------  ------
Technology fees          0.1%    1.1%
Facility management     66.2%   68.4%
Products and services   33.7%   30.5%
                       ------  ------
Totals                 100.0%  100.0%
                       ======  ======

     Technology fee revenue is defined as: royalty revenue, which represent ongoing amounts received from licensees for continued use of the N-Viro Process and are typically based on volumes of sludge processed; license and territory fees, which represent non-recurring payments for the right to use the N-Viro Process in a specified geographic area or at a particular N-Viro facility; and research and development revenue, which represent payments from federal and state agencies awarded to us to fund ongoing site-specific research utilizing the N-Viro technology.

     Facility management revenues are recognized under contracts where we manage the N-Viro Process ourselves to treat sludge, pursuant to a fixed price contract.

     Product and service revenue is defined as: alkaline admixture revenue, which represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by us to N-Viro facilities; service fee revenue for the management of alkaline admixture, which represent fees charged by us to manage and sell the alkaline admixture on behalf of a third party customer; N-Viro SoilTM sales, which represent revenue received from sales of N-Viro Soil sold by us; commissions earned on sales of equipment to an N-Viro facility; and rental of equipment to a licensee or agent; equipment sales, which represent the price charged for equipment held for subsequent sale.

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


                                       Year Ended        Period to Period     Year Ended
                                       December 31,       Percentage         December 31,
                                         2010                Change              2009
                                       ----------         -------------      -----------

(Dollars in thousands)
-------------------------------------
COMBINED STATEMENT OF
    OPERATIONS DATA:

Revenues. . . . . . . . . . . . . . .  $5,222              4.0%               $5,021

Cost of revenues. . . . . . . . . . .   4,218              7.8%                3,912
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   1,004             (9.4%)               1,109

Operating expenses. . . . . . . . . .   3,767              5.1%                3,583
                                       ------                                --------

                                       (2,763)                *               (2,474)

Other income (expense). . . . . . . .  (  206)                *                   60
                                       ------                                --------

Loss before income tax expense. . . .  (2,969)                *               (2,414)

Federal and state income tax expense.       0                 *                    0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . . $(2,969)                *              $(2,414)
                                       =======                                =======





PERCENTAGE OF REVENUES:
Revenues. . . . . . . . . . . . . . .  100.0%                                  100.0%

Cost of revenues. . . . . . . . . . .   80.8                                    77.9
                                       ------                                --------

Gross profit. . . . . . . . . . . . .   19.2                                    22.1

Operating expenses. . . . . . . . . .   72.2                                    71.4
                                       ------                                --------

                                       (53.0)                                  (49.3)

Other income (expense). . . . . . . .  ( 3.9)                                    1.2
                                       ------                                --------

Loss before income tax expense. . . .  (56.9)                                  (48.1)

Federal and state income tax expense.    0.0                                     0.0
                                       ------                                --------

Net loss. . . . . . . . . . . . . . .  (56.9%)                                 (48.1%)
                                       =======                                 ======


* Period to period percentage change comparisons have only been calculated for positive numbers.

COMPARISON  OF  YEAR  ENDED  DECEMBER 31, 2010 WITH YEAR ENDED DECEMBER 31, 2009

     Our overall revenue increased $201,000, or 4%, to $5,222,000 for the year ended December 31, 2010 from $5,021,000 for the year ended December 31, 2009. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture increased $39,000 from the same period ended in 2009 - this increase was primarily the result of an increase in demand with our Ohio-area customers;

     b) Revenue from the service fees for the management of alkaline admixture increased $438,000 from the same period ended in 2009 - this increase was attributed primarily to our Florida-area customers, which increased $464,000 compared to the same period in 2009; and

     c) Our processing revenue, including facility management revenue, showed a net decrease of $245,000 over the same period ended in 2009. Of the decrease, our Toledo facility's management revenue decreased $315,000, and, N-Viro Soil sales decreased by a total of $249,000, primarily attributable to the Toledo facility as less product was available for sale from current and prior period carryover production. Facility management revenue at our Florida operation for the year ended showed an increase of $342,000 over 2009; and

     d) Our license fee revenue showed a net decrease of $30,000 over the same period ended in 2009.

     Our gross profit decreased $105,000, or 9%, to $1,004,000 for the year ended December 31, 2010 from $1,109,000 for the same period in 2009, and the gross profit margin decreased to 19% from 22% for the same periods. The decrease in gross profit margin is primarily due to the decrease in the overall percentage of revenue derived from facility management revenue, as well as higher costs of trucking the N-Viro Soil product. The Toledo operation contributed $338,000 of gross profit on overall revenue of $1,150,000, which was a decrease of $238,000 of gross profit over the same period in 2009. The Florida operation contributed $646,000 of gross profit on overall revenue of $3,859,000, which was an increase of $140,000 of gross profit over the same period in 2009. Gross profit on the sale of the N-Viro Soil product also contributed materially to the decrease in gross profit margin, as the Company realized a decrease in gross profit contributed by product sales of $281,000 from 2009 to 2010, $211,000 of it from the Florida operation.

     Our operating expenses increased $184,000, or 5%, to $3,767,000 for the year ended December 31, 2010 from $3,583,000 for the year ended December 31, 2009. The increase was primarily due to increases of $312,000 in consulting fees and expenses, $57,000 in director costs, $28,000 in office-related expenses and $25,000 in litigation settlement expense, offset by a decrease of $235,000 in payroll and related costs. Of the total net increase of $134,000 in consulting, director and payroll costs, $121,000 were non-cash costs relating to the issuances of stock and stock options. Therefore, for the year ended December 31, 2010 actual cash outlays in these categories increased by a total of $13,000 over the same period in 2009.

     As a result of the foregoing factors, we recorded an operating loss of $2,763,000 for the year ended December 31, 2010 compared to an operating loss of $2,474,000 for the year ended December 31, 2009, an increase in the loss of $289,000.

     Our net nonoperating income (expense) decreased by $266,000 to net nonoperating expense of $206,000 for the year ended December 31, 2010 from net nonoperating income of $60,000 for the year ended in 2009. The decrease in net nonoperating income (expense) was primarily due to an increase of $140,000 from the loss recorded on derivative securities issued whose value decreased from the issuance date, a decrease of $23,000 in expense for the extinguishment of certain liabilities no longer due during 2010, an increase of $84,000 on the amortization expense for debentures issued and $19,000 in increased interest expense.

     We recorded a net loss of $2,969,000 for the year ended December 31, 2010 compared to a net loss of $2,414,000 for the same period ended in 2009, an increase in the loss of $555,000. Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $445,000 for the year ended in 2010. Similar non-cash expenses, cash out and debt repayments for the same period in 2009 resulted in an adjusted cash loss (non-GAAP) of $206,000, an increase in the adjusted cash loss (non-GAAP) of $238,000 in the year ended in 2010 versus 2009.

     For the year ended December 31, 2010 and 2009, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of $932,000 at December 31, 2010, compared to working capital of $57,000 at December 31, 2009, resulting in a decrease in working capital of $989,000. Current assets at December 31, 2010 included cash and cash equivalents of $245,000 (including restricted cash of $207,000), which is an increase of $44,000 from December 31, 2009. The net negative change in working capital from December 31, 2009 to 2010 was primarily from a decrease to the net deferred current asset of $344,000 for amortization of common stock given pursuant to consulting contracts entered into during 2009 and 2010 and an increase in the current liability of $668,000 for the convertible debentures to now classify the instruments due June 30, 2011 as short-term on the balance sheet.

     In 2010 our cash flow provided by operating activities was $4,000, a decrease of $22,000 over the same period in 2009. The components of the decrease from 2009 in cash flow provided by operating activities was principally due to an increase of $101,000 in trade accounts receivable and an increase in the net loss of $555,000, offset by a decrease of $89,000 in prepaid assets, an increase of $221,000 in trade accounts payable, a decrease of $140,000 in the market price of derivatives issued, an increase of $121,000 in stock warrants and stock options issued for fees and services and an increase in other non-cash items of $62,000.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin. From 2006 to 2010, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was: 2006 - 46%; 2007 - 77%; 2008 - 94%; 2009 - 95%; 2010 - 96%. We
believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

     The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers. This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing. For 2009 and throughout 2010, our customers slowed the overall payment rate on our outstanding receivables, which in turn contributed to us extending payment times to our vendors on our payables. We make no assurances that payments from our customers or payments to our vendors will become shorter and this may have an adverse impact on our continuing operations.

     During 2010, we maintained a line of credit up to $400,000 at Comerica Bank's prime rate (3.25% at December 31, 2010) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all our assets (except equipment), with Monroe Bank + Trust (the "Bank"), with a maturity date of April 15, 2011. Two certificates of deposit totaling $140,893 from the Bank are held as a condition of maintaining the line of credit. In April 2010, the line of credit was renewed through April 2011, and the previous borrowing base restriction of 80% of our outstanding trade receivables not over 90 days was removed. At December 31, 2010, we had $36,000 of borrowing capacity under the credit facility.

     During 2009 and 2010, we borrowed a total of $1,382,900 from seven lenders to purchase processing and automotive equipment. As of December 31, 2010, a total of fourteen term notes are outstanding, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $30,000 and all secured by equipment. The total amount owed on all notes as of December 31, 2010 was approximately $521,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in October 2013.

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

     During 2010 we issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock. The Debentures mature at June 30, 2011, and as of December 31, 2010 we held $720,000 of Debentures exercisable at $2.00 per share, or 360,000 shares.

     In July 2010, we executed a Purchase Agreement, License and Development Agreement and Registration Rights Agreement (the "Agreements"), with VC Energy I, LLC, or VC Energy. Concurrently, we sold VC Energy 200,000 shares of our unregistered common stock at a price of $2.50 per share, issued VC Energy 200,000 warrants exercisable at $2.75 per share, and granted them an option to acquire another 400,000 shares of our unregistered common stock at a price of $2.50 per share, and 400,000 warrants exercisable at $2.75 per share. In September 2010, we executed Amendment Number 1, effective September 15, 2010 (the "Amendment") to the Purchase Agreement. The purpose of the Amendment was to modify certain of the purchase terms in the Purchase Agreement, and VC Energy exercised its option to purchase 200,000 shares of our common stock for $500,000 which VC Energy paid for by delivering its unsecured promissory note to us for $500,000, payable in installments over a 12 month period, with the first $200,000 of such installments due bi-weekly between September 30, 2010 and December 30, 2010 and the final $300,000 due September 15, 2011. We also delivered 200,000 warrants to purchase shares of our common stock at an exercise price of $2.50 per share. Under the Amendment, we transferred all 200,000 shares and 200,000 warrants to an Escrow Agent, and the shares and warrants are released ratably to VC Energy as installments payments due us are received. VC Energy paid all installments on time through December 2010 and the escrow agent delivered 80,000 shares and 80,000 warrants to VC Energy, with the remaining shares and warrants continuing to be held by the escrow agent. In addition, VC Energy's option to purchase the remaining 200,000 shares of our common stock was extended to December 31, 2010, and then a second time to March 1, 2011, on the same terms as the original Purchase Agreement. VC Energy did not exercise the purchase option for the additional 200,000 shares on or before March 1, 2011. More details were provided on Form 8-K filings during 2010 and 2011.

     For 2011 we expect to improve operating results and have adequate cash or access to cash to adequately fund operations and debt service by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

     There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company. Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

OFF-BALANCE  SHEET  ARRANGEMENTS

     At December 31, 2010, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

          Allowance for Doubtful Accounts - We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable. The balance of the allowance at December 31, 2010 and 2009 is $70,000 and $50,000, respectively.

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

          New Accounting Standards - The Financial Accounting Standards Board, or FASB, has issued the following new accounting and interpretations, which may be applicable in the future to us:

               There are no Accounting Standards Updates expected to have a significant effect on the Company's consolidated financial position or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
N-Viro International Corporation


We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/  UHY LLP
------------
UHY LLP
Southfield, Michigan
March 31, 2011


                        N-VIRO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2010 and 2009
                           --------------------------




                                               2010        2009
                                            ----------  ----------
ASSETS
------------------------------------------

CURRENT ASSETS
 Cash and cash equivalents:
   Unrestricted                             $   37,112  $   61,380
   Restricted                                  207,465     140,161
 Receivables, net:
   Trade                                       780,844     597,035
   Related party - Mahoning Valley N-Viro       24,325      15,325
 Deferred costs - stock issued for services    622,086     966,354
 Prepaid expenses and other assets              80,994     108,138
                                            ----------  ----------
Total current assets                         1,752,826   1,888,393

PROPERTY AND EQUIPMENT, NET                  1,490,865   1,363,476

INTANGIBLE AND OTHER ASSETS, NET               159,304     211,457
                                            ----------  ----------


                                            $3,402,995  $3,463,326
                                            ==========  ==========














   The accompanying notes are an integral part of these financial statements.


                              N-VIRO INTERNATIONAL CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                                 December 31, 2010 and 2009
                                 --------------------------





                                                                     2010           2009
                                                                 -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------

CURRENT LIABILITIES
 Current maturities of long-term debt                            $    337,799   $    353,800
 Convertible debentures, net of discount                              667,674              -
 Line-of-credit                                                       364,000        325,000
 Accounts payable                                                   1,089,513        932,831
 Accrued liabilities                                                  226,062        219,910
                                                                 -------------  -------------
Total current liabilities                                           2,685,048      1,831,541

Long-term debt, less current maturities                               230,931        500,808
Fair value of warrant liability                                       744,476              -
Convertible debentures, net of discount                                     -        610,840
                                                                 -------------  -------------

Total liabilities                                                   3,660,455      2,943,189

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.01 par value, Authorized - 2,000,000 shares
   Issued - -0- shares in 2010 and 2009                                     -              -
 Common stock, $.01 par value
   Authorized - 35,000,000 shares in 2010 and 25,000,000 in 2009
    Issued - 6,062,214 shares in 2010 and 5,269,553 shares in 2009     60,622         52,696
 Note receivable for common stock                                    (300,000)             -
 Additional paid-in capital                                        24,548,644     21,453,168
 Accumulated deficit                                              (23,881,836)   (20,300,837)
                                                                 -------------  -------------
                                                                      427,430      1,205,027

Less treasury stock, at cost, 123,500 shares                          684,890        684,890
                                                                 -------------  -------------
Total stockholders' equity (deficit)                                 (257,460)       520,137
                                                                 -------------  -------------

                                                                 $  3,402,995   $  3,463,326
                                                                 =============  =============




   The accompanying notes are an integral part of these financial statements.


                             N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                          Years Ended December 31, 2010 and 2009
                          --------------------------------------


                                                                     2010          2009
                                                                 ------------  ------------
REVENUES                                                         $ 5,222,146   $ 5,021,169

COST OF REVENUES                                                   4,217,773     3,912,310
                                                                 ------------  ------------

GROSS PROFIT                                                       1,004,373     1,108,859

OPERATING EXPENSES
   Selling, general and administrative                             3,767,262     3,582,979
                                                                 ------------  ------------

OPERATING LOSS                                                    (2,762,889)   (2,474,120)

OTHER INCOME (EXPENSE)
   Interest income                                                     1,110         1,354
   Gain on extinguishment of liabilities                             124,233       147,201
   Amortization of discount on convertible debentures               (108,335)      (24,315)
   Loss on market price increase of warrants issued                 (140,326)            -
   Interest expense                                                  (82,938)      (64,313)
                                                                 ------------  ------------
                                                                    (206,256)       59,927
                                                                 ------------  ------------

LOSS BEFORE INCOME TAXES                                          (2,969,145)   (2,414,193)

Federal and state income taxes                                             -             -
                                                                 ------------  ------------

NET LOSS                                                         $(2,969,145)  $(2,414,193)
                                                                 ============  ============


Basic and diluted loss per share                                 $     (0.55)  $     (0.51)
                                                                 ============  ============

Weighted average common shares outstanding - basic and diluted     5,396,018     4,688,928
                                                                 ============  ============






   The accompanying notes are an integral part of these financial statements.


                                                N-VIRO INTERNATIONAL CORPORATION

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             Years Ended December 31, 2010 and 2009

                                                                               Note        Additional
                                                      Shares of    Common  Receivable for    Paid-in     Accumulated    Treasury
                                                    Common Stock   Stock    Common Stock     Capital       Deficit       Stock
                                                    ------------  -------  --------------  -----------  -------------  ----------
BALANCE JANUARY 1, 2009                                4,468,025  $44,680  $           -   $17,822,744  $(17,634,417)  $(684,890)

 Net loss                                                      -        -                            -    (2,414,193)          -
 Deemed dividend on extension of stock warrants                -        -                      252,227      (252,227)          -
 Share-based compensation expense                              -        -                    1,371,921             -           -
 Exercise of stock options                                21,400      214                       29,823             -           -
 Exercise of stock warrants                               13,672      137                       29,015             -           -
 Conversion of debentures to stock                         5,024       50                        9,999             -           -
 Discount on convertible debentures issued                     -        -                      183,897             -           -
 Issuance of common stock                                761,432    7,615                    1,753,542             -           -
                                                    ------------  -------                  -----------  -------------  ----------

BALANCE DECEMBER 31, 2009                              5,269,553   52,696              -    21,453,168   (20,300,837)   (684,890)

 Net loss                                                      -        -                            -    (2,969,145)          -
 Deemed dividend on extension of stock warrants                -        -                      611,854      (611,854)          -
 Issuance of common stock for cash and
                              Note Receivable - net      400,000    4,000       (300,000)      996,000             -           -
 Share-based compensation expense                              -        -                    1,031,770             -           -
 Exercise of stock options                                54,125      541                      101,306             -           -
 Exercise of stock warrants                               15,050      150                       27,640             -           -
 Conversion of debentures to stock                        45,136      451                       89,725             -           -
 Discount on convertible debentures issued                 2,750       28                       21,958             -           -
 Issuance of common stock                                275,600    2,756                      215,223             -           -
                                                    ------------  -------                  -----------  -------------  ----------

BALANCE DECEMBER 31, 2010                              6,062,214  $60,622  $    (300,000)  $24,548,644  $(23,881,836)  $(684,890)
                                                    ============  =======  ==============  ===========  =============  ==========

                                                       Total
                                                    ------------
BALANCE JANUARY 1, 2009                             $  (451,883)

 Net loss                                            (2,414,193)
 Deemed dividend on extension of stock warrants               -
 Share-based compensation expense                     1,371,921
 Exercise of stock options                               30,037
 Exercise of stock warrants                              29,152
 Conversion of debentures to stock                       10,049
 Discount on convertible debentures issued              183,897
 Issuance of common stock                             1,761,157
                                                    ------------

BALANCE DECEMBER 31, 2009                               520,137

 Net loss                                            (2,969,145)
 Deemed dividend on extension of stock warrants               -
 Issuance of common stock for Note Receivable - net     700,000
 Share-based compensation expense                     1,031,770
 Exercise of stock options                              101,847
 Exercise of stock warrants                              27,790
 Conversion of debentures to stock                       90,176
 Discount on convertible debentures issued               21,986
 Issuance of common stock                               217,979
                                                    ------------

BALANCE DECEMBER 31, 2010                           $  (257,460)
                                                    ============




   The accompanying notes are an integral part of these financial statements.


                             N-VIRO INTERNATIONAL CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Years Ended December 31, 2010 and 2009


                                                                     2010          2009
                                                                 ------------  ------------

Cash Flows From Operating Activities
 Net loss                                                        $(2,969,145)  $(2,414,193)
  Adjustments to reconcile net loss to net
   cash from operating activities:
    Depreciation and amortization                                    449,122       467,990
    Amortization of discount and costs of debentures                 108,334        37,345
    Provision (reduction) for bad debts                               20,000             -
    Issuance of stock for debt and services                        1,103,153       793,646
    Issuance of stock options and warrants for services            1,183,270     1,371,962
    (Gain) loss on the sale of fixed assets                           (8,741)        1,161
    Increase in market price of warrants issued                      140,326             -
 Changes in Operating Assets and Liabilities
  Increase in trade receivables                                     (203,809)     (102,894)
  Decrease (increase) in prepaid expenses and other assets            33,148       (55,693)
  Increase (decrease) in accounts payable and accrued liabilities    148,263       (73,050)
                                                                 ------------  ------------
Net cash provided by (used in) operating activities                    3,921        26,274

Cash Flows From Investing Activities
  Proceeds from sale of property and equipment                        10,834         3,006
  Increases from restricted cash and cash equivalents                (67,305)       (1,348)
  Advances to related parties                                         (9,000)      (15,300)
  Purchases of property and equipment                               (532,454)      (17,360)
                                                                 ------------  ------------
Net cash used in investing activities                               (597,925)      (31,002)

Cash Flows From Financing Activities
  Private placements of stock                                        611,994             -
  Proceeds from convertible debentures issued                         55,000       765,000
  Issuance costs of convertible debentures issued                       (135)      (58,666)
  Borrowings under long-term obligations                             196,869       139,848
  Stock options exercised                                            101,873        30,037
  Stock warrants exercised                                            27,735        29,152
  Net borrowings (repayments) on line-of-credit                       39,000       (73,000)
  Principal payments on long-term obligations                       (462,600)     (781,132)
                                                                 ------------  ------------
Net cash provided by financing activities                            569,736        51,239
                                                                 ------------  ------------

Net Increase (Decrease) in Cash and Cash Equivalents                 (24,268)       46,511

Cash and Cash Equivalents - Beginning                                 61,380        14,869
                                                                 ------------  ------------

Cash and Cash Equivalents - Ending                               $    37,112   $    61,380
                                                                 ============  ============

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                         $   138,477   $   125,460
                                                                 ============  ============



   The accompanying notes are an integral part of these financial statements.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

D. Cash and Cash Equivalents - The Company has cash on deposit primarily in one financial institution which, at times, may be in excess of FDIC insurance limits.

For purposes of the statements of cash flows, the Company considers all certificates of deposit with initial maturities of 90 days or less to be cash equivalents.

Restricted cash consists of: two certificates of deposit and corresponding accrued interest which are held as collateral against the Company's line-of-credit; one certificate of deposit and corresponding accrued interest which is held as collateral with a performance bond on behalf of one of the Company's licensees; one certificate of deposit and corresponding accrued interest which is held as collateral on behalf of the Florida Department of Agriculture for the Company's soil distribution license.

E. Accounts Receivable - The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days. Accounts greater than 90 days past due amounted to $61,698 and $30,979 of receivables for the years ended December 31, 2010 and 2009, respectively. The Company's policy is not to accrue and record interest income on past due trade receivables. The Company does bill the customer finance charges on past due accounts and records the interest income when collected. Credit is generally granted on an unsecured basis. Periodic credit evaluations of customers are conducted and appropriate allowances are established.

Management estimates an allowance for doubtful accounts, which was $70,000 and $50,000 as of December 31, 2010 and 2009, respectively. The estimate is based upon management's review of delinquent accounts and an assessment of the Company's historical evidence of collections.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

F. Property and Equipment - Property, machinery and equipment are stated at cost less accumulated depreciation. Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets. Generally, useful lives are five to fifteen years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Depreciation expense amounted to $416,172 and $431,007 in 2010 and 2009, respectively. Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable. Management believes the carrying amount is not impaired based upon estimated future cash flows.

G. Intangible Assets - Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from one and one-half to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were 15.8 and 16.0 years at December 31, 2010 and 2009, respectively). Amortization expense amounted to $26,691 and $30,369 in 2010 and 2009, respectively. Estimated amortization expense, based on these patent costs and territory rights at December 31, 2010, for each of the ensuing five years is as follows: 2011 - $26,000; 2012 - $20,000; 2013 - $17,000; 2014 - $14,000;
2015 - $13,000. Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.

The Company has capitalized the cost of acquiring certain customer licenses and contracts as part of the acquisition of Florida N-Viro on December 31, 2006. Amortization expense amounted to $6,259 in 2010 and $6,613 in 2009. Estimated amortization expense, based on these capitalized license and contracts at December 31, 2010, for each of the ensuing five years is as follows: 2011 -
$2,000;  2012  -  $2,000;  2013  -  $2,000;  2014  -  $2,000;  2015  -  $1,000.

H. Revenue Recognition - Facility management revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed. Revenue is recognized as services are performed.

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

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE  1.     OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(CONTINUED)

I. Loss Per Common Share - Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented. For the years ended December 31, 2010 and 2009, the effects of 2,273,300 and 1,279,825 stock options outstanding, respectively, 1,147,350 and 724,950 warrants to purchase common stock, respectively, and, debentures that are convertible to 360,000 and 377,500 shares of common stock, respectively, are excluded from the diluted per share calculation because they would be antidilutive.

J. Stock Options - The Company records share-based compensation expense using a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation to employees. Compensation costs are recognized over the requisite period or periods that services are rendered.

K. New Accounting Standards - There are no Accounting Standards Updates expected to have a significant effect on the Company's consolidated financial position or results of operations.

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

The accounting for uncertain tax positions requires the Company to evaluate each income tax position using a two step process which includes a determination as to whether it is more likely than not that the income tax position will be sustained, based upon technical merit and upon examination by the taxing authorities. At December 31, 2010 and 2009, there were no uncertain tax positions that required accrual. None of the Company's federal or state income tax returns are currently under examination by the Internal Revenue Service ("IRS") or state authorities. However, fiscal years 2008 and later remain subject to examination by the IRS and respective states.

M.     Supplemental  Disclosure  of  Non-Cash  Activity:

                                                                   2010       2009
                                                                ----------  --------
Common Stock issued for commissions on debentures               $    5,500  $ 15,500
VC Energy - issuance of common stock warrants                      604,150         -
Dividend deemed on extension of outstanding stock warrants         611,854   252,227
SLD Consulting - value of stock issued on consulting agreement     334,400         -
SAMI - value of stock issued on public relations agreement         304,500         -
Conversion of debentures to Common Stock                            90,204     9,974
                                                                ----------  --------
                                                                $1,950,608  $277,701
                                                                ==========  ========

N. Segment Information - During 2010, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources. The chief operating decision maker is the Chief Executive Officer.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE  2.     BALANCE  SHEET  DATA

PROPERTY  AND  EQUIPMENT  (AT  COST):

                                      2010        2009
                                   ----------  ----------
Leasehold improvements             $  121,411  $  122,979
Equipment                           3,296,751   2,763,211
Furniture, fixtures and computers      50,089      54,275
                                   ----------  ----------
                                    3,468,251   2,940,465
Less accumulated depreciation       1,977,386   1,576,989
                                   ----------  ----------

                                   $1,490,865  $1,363,476
                                   ==========  ==========


DEFERRED  COSTS:

In July 2009, the Company executed a Consulting Agreement, or the Agreement, effective July 14, 2009, with Investor Relations Services, Inc. of New Smyrna Beach, FL, or IRSI. The Company appointed IRSI as its non-exclusive stock promotion and strategic communications counsel for a term of one year from the date of the Agreement. For its services, the Company issued IRSI 500,000 shares of the Company's unregistered common stock. Pursuant to the Agreement, the Company entered into a Designation and Appointment agreement with Summit Trading Limited of New Smyrna Beach, FL, to designate Summit Trading as the third party appointee to be paid the shares of stock under the Consulting Agreement with IRSI. The Company accounted for this transaction by recording a deferred current asset of $1,135,000 that was amortized ratably over the 12 month period the services are to be rendered. The cost amortized for the years ended December 31, 2010 and 2009 was $704,800 and $520,200, respectively. The amount deferred at December 31, 2010 was $-0-.

In July 2009, the Company executed a Finder's Fee and Non-Circumvention Agreement with Summit Trading to locate possible merger and acquisition candidates as well as sources of financing for the Company for a period of one year, effective July 20, 2009. For its services, the Company issued Summit Trading 250,000 shares of the Company's unregistered common stock. The Company accounted for this transaction by recording a deferred current asset of $625,000 that was amortized ratably over the 12 month period the services are to be rendered. The cost amortized for the year ended December 31, 2010 and 2009 was $351,600 and $273,400, respectively. The amount deferred at December 31, 2010 was $-0-.

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI. The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years. For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock. The Company expects to record a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.

In December 2010, the Company executed a Consulting Agreement, with SLD Capital Corporation, or SLD. The Company engaged SLD to provide business consulting services for a term of eighteen months. For its services, the Company issued SLD 110,000 shares of the Company's unregistered common stock. The Company expects to record a non-cash charge to earnings of approximately $330,000 ratably over an 18-month period starting in December 2010.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)


The following is a summary of Deferred Costs - capitalized stock value on contracts, net as of December 31:


                                                            2010      2009
                                                          --------  --------
Deferred costs - Investor Relations, less accumulated
  amortization (2010 - $1,225,000;  2009 - $520,208)      $      -  $614,792

Deferred costs - Summit Trading, Ltd., less accumulated
  amortization (2010 - $625,000;  2009 - $273,438)               -   351,562

Deferred costs - SAMI, less accumulated
  amortization (2010 - $6,333;  2009 - $-0-)               449,667         -

Deferred costs - SLD Capital, less accumulated
  amortization (2010 - $12,585;  2009 - $-0-)              321,815         -
                                                          --------  --------

                                                          $771,482  $966,354
                                                          ========  ========



INTANGIBLE  AND  OTHER  ASSETS:

The  following  is  a summary of intangible and other assets, net as of December
31:



                                                            2010      2009
                                                          --------  --------
Patents and related intangibles, less accumulated
  amortization (2010 - $294,327;  2009 - $320,905)        $ 99,926  $125,952

Territory rights, less accumulated amortization
  (2010 - $6,470;  2009 - $5,882)                            3,530     4,118

Customer list, less accumulated amortization
  (2010 - $53,646;  2009 - $47,975)                          9,109    14,780

Debenture issuance costs, less accumulated amortization
  (2010 - $44,925;  2009 - $13,031)                         16,742    43,136

Other                                                       29,997    23,471
                                                          --------  --------

                                                          $159,304  $211,457
                                                          ========  ========

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009


NOTE  2.     BALANCE  SHEET  DATA  (CONTINUED)

ACCRUED  LIABILITIES:


                                         2010      2009
                                       --------  --------
Accrued payroll and employee benefits  $ 32,192  $ 26,768
Sales tax payable                       177,421   177,470
Interest payable                         16,449    15,672
                                       --------  --------

                                       $226,062  $219,910
                                       ========  ========



NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT

During 2010, the Company maintained a line of credit up to $400,000 at Comerica Bank's prime rate (3.25% at December 31, 2010) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all the Company's assets (except equipment), with Monroe Bank + Trust (the "Bank"), with a maturity date of April 15, 2011. Two certificates of deposit totaling $140,893 from the Bank are held as a condition of maintaining the line of credit. In April 2010, the line of credit was renewed through April 2011, and the previous borrowing base restriction of 80% of the Company's outstanding trade receivables not over 90 days was removed. At December 31, 2010, the Company had $36,000 of borrowing capacity under the credit facility.

Long-term debt at December 31, 2010 and 2009 is as follows:


                                                2010        2009
                                             ----------  ----------
Notes payable - banks                        $  365,703  $  704,384
Notes payable - equipment vendors               203,027     150,224
Convertible debentures, net of discount of
  52,326 in 2010 and $144,160 in 2009           667,674     610,840
                                             ----------  ----------
                                              1,236,404   1,465,448
Less current maturities                       1,005,473     353,800
                                             ----------  ----------

                                             $  230,931  $1,111,648
                                             ==========  ==========


During 2010, the Company borrowed a total of $159,542 from two lenders to purchase insurance policies for general, property and directors & officers' insurance coverage during the year. A total of two term notes were issued, ranging from 5.75% to 6.25% interest for a term not more than one year, monthly payments totaling $16,383 and each are unsecured. The total amount owed on these notes as of December 31, 2010 was approximately $47,400 and these notes are expected to be paid in full on the applicable maturity date, the last of which is August 2011.

During 2009 and 2010, the Company borrowed a total of $1,382,900 from seven lenders to purchase processing and automotive equipment. As of December 31, 2010, a total of fourteen term notes are outstanding, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $30,000 and all secured by equipment. The total amount owed on all notes as of December 31, 2010 was approximately $521,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in October 2013.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE  3.     PLEDGED  ASSETS,  LINE-OF-CREDIT  AND  LONG-TERM  DEBT  (CONTINUED)

In 2009 the Company approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into the Company's unregistered common stock at $2.00 per share. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. The Company has timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009. At any time, the Company may redeem all or a part of the Debentures at face value plus unpaid interest.

During 2009 the Company issued $765,000 of Debentures to a total of twenty three accredited investors, and one investor redeemed $10,000 of Debentures into unregistered common stock. During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock. The Debentures mature at June 30, 2011 and as of December 31, 2010, the Company held $720,000 of Debentures.

Because the fair market value of the Company's common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain Debentures sold to date, which totaled $184,975. The discount is then required to be amortized as a period expense over the periods the Debentures are scheduled to be outstanding, which averages 20 months. For the years ended December 31, 2010 and 2009, amortization expense amounted to $108,000 and $24,300, respectively.

Approximate aggregate maturities of long-term debt for the years ending December 31 are as follows: 2011 - $1,058,000; 2012 - $173,000; 2013 - $59,000; 2014
and  after  -  $1,000.


NOTE 4.     RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company advanced funds for start-up and beginning operating capital of $9,000 and $15,325, respectively, to their joint venture limited liability company, Mahoning Valley N-Viro. Mahoning Valley N-Viro is owned 50% by the Company and 50% by SouthSide Environmental Group of Struthers, Ohio.

Also during 2010 and 2009, the Company paid Terri Kasmoch, the spouse of President and Chief Executive Officer Timothy Kasmoch, outside consulting fees for business development, web site and company media marketing and stock promotion efforts for the Company, and as an employee with the same duties starting in the 4th quarter of 2010.

During the year ended December 31, 2010, the Company paid Thomas L. Kovacik, a member of the Board of Directors, a fee for consulting services. The fee was paid with 10,000 stock options at an exercise price of $3.53, which vest immediately and are exercisable over 10 years. To reflect the value of the options, the Company recorded an expense of $31,421. The fee was exclusive of director fees and expenses paid for with cash and stock options.

The following table summarizes these payments for 2010 and 2009 and the balance to each of any monies owed as of December 31, 2010:



  Payee              Year  Consulting fees   Gross Payroll    Total   Account payable balance at December 31
  -----------------  ----  ----------------  --------------  -------  --------------------------------------
  Terri Kasmoch      2010  $         10,685  $       10,833  $21,518                                       -
  Terri Kasmoch      2009            11,000               -   11,000
  Thomas L. Kovacik  2010            31,421               -   31,421                                       -

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5.     EQUITY TRANSACTIONS

In January 2010, the Company executed a Placement Agent Agreement, or the Agreement, with Burnham Hill Partners of New York, NY, or BHP. The Company has engaged BHP as its placement agent in connection with the issuance of debt or equity securities through a transaction exempt from registration for a term of six months from the date of the Agreement. For its services, the Company issued BHP 10,000 shares of the Company's unregistered common stock. The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933. In the event the Company secures a financing placement through BHP, the Company will issue common stock placement warrants equal to 8% of the number of common stock shares issued in the financing, for a term of seven years and be exercisable at 120% of the price paid per share by the investors. The Company accounted for this transaction by recording a deferred current asset of $30,000 that was amortized ratably over the subsequent six month period the services were rendered in 2010.

During 2010 we issued an additional $55,000 of Convertible Debentures, and three investors converted a total of $90,000 of existing Debentures into unregistered common stock. The amount of Debentures outstanding at the end of 2010 was $720,000, convertible at $2.00 per share or 360,000 shares.

In July 2010, the Company executed a Purchase Agreement, License and Development Agreement and Registration Rights Agreement (the "Agreements"), with VC Energy I, LLC of Las Vegas, NV, or VC Energy. Concurrently, the Company sold VC Energy 200,000 shares of the Company's unregistered common stock at a price of $2.50 per share, issued VC Energy 200,000 warrants exercisable at $2.75 per share, and also granted VC Energy an option to acquire another 400,000 shares of the Company's unregistered common stock at a price of $2.50 per share, and 400,000 warrants exercisable at $2.75 per share.

In September 2010, the Company executed Amendment Number 1, effective September 15, 2010 (the "Amendment") to the Purchase Agreement with VC Energy. The purpose of the Amendment was to modify certain of the purchase terms in the Purchase Agreement, and VC Energy exercised its option to purchase 200,000 shares of the Company's common stock for $500,000 which VC Energy paid for by delivering its unsecured promissory note to the Company for $500,000, payable in installments over a 12 month period, with the first $200,000 of such installments due bi-weekly between September 30, 2010 and December 30, 2010 and the final $300,000 due September 15, 2011. The promissory note provides for acceleration in the event of default and a default interest rate of 8% per annum. The Company also delivered 200,000 warrants to purchase shares of its common stock at an exercise price of $2.50 per share. Under the Amendment, the Company will transfer all 200,000 shares and 200,000 warrants to an Escrow Agent, and the shares and warrants will be released ratably to VC Energy as installments payments due the Company are received. VC Energy made all installment payments due through December 2010, and the escrow agent delivered 80,000 shares and 80,000 warrants to VC Energy, with the remaining shares and warrants continuing to be held by the escrow agent. In addition, VC Energy's option to purchase the remaining 200,000 shares of the Company's common stock was extended to December 31, 2010 and then a second time to March 1, 2011, on the same terms as the original Purchase Agreement. VC Energy did not exercise the purchase option for the additional 200,000 shares on or before March 1, 2011. At each extension date, the Company recorded the difference in the fair market value of the Company's common stock and the recorded price of the stock warrants as a reduction to Accumulated Deficit and an increase to the Additional Paid In Capital accounts, totaling $611,854 in 2010.

In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price ("down-round" provisions) as a derivative security at fair value with future changes in fair value recorded in earnings. As of December 31, 2010, the Company has recorded a liability of $744,476 to reflect the fair value of the warrants. The Company will be periodically required to re-measure the fair value of the warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss. During the year ended December 31, 2010, the Company recorded a loss of $140,326 on the revaluation from the two issuances of the warrants to the end of the period.

On December 21, 2010, the Company issued 110,000 shares of unregistered Common Stock to SLD Capital Corporation ("SLD"), as compensation for services rendered by SLD to the Company under a Consulting Agreement, effective as of December 10, 2010. The agreement is for a term of eighteen months from the effective date. More details of this Agreement are contained in Note 2.

Also on December 21, 2010, the Company issued 150,000 shares of unregistered Common Stock to Strategic Asset Management, Inc., ("SAMI"), as compensation for services rendered by SAMI to the Company under a Financial Public Relations Agreement, effective as of December 15, 2010. The agreement is for a term of two years from the effective date. More details of this Agreement are contained in Note 2.

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the "2004 Plan"), for directors and key employees under which 2,500,000 shares of common stock may be issued. The Company also has a stock option plan approved in July 2010 (the "2010 Plan"), for directors and key employees under which 5,000,000 shares of common stock may be issued. Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant. Options were granted in 2010 and 2009 from the 2004 Plan at the approximate market value of the stock at date of grant, as defined in the plan.

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company. Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant. These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options. To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014. For the year ended December 31, 2010, this charge was $844,840. More information on these equity transactions is contained in this Form 10-K under Item 11, "Executive Compensation".

During the year ended December 31, 2010, the Company granted additional stock options totaling 175,000 shares, exclusive of the officers: 90,000 options to outside directors, 10,000 options to an outside director acting in his capacity as a consultant and 75,000 options to three employees. All options granted are for a period of ten years.

The options granted to the directors became fully vested six months after the date of grant, and were priced, pursuant to the 2004 Plan, at a weighted average price of $3.08 for a total expense of approximately $209,000, expensed ratably over the subsequent six-month periods. The options granted to the consultant vested immediately and were priced, pursuant to the 2004 Plan, at $3.53 for a total expense of approximately $31,400, expensed immediately. More information on these equity transactions is contained in this Form 10-K under Item 10, "Directors, Executive Officers and Corporate Governance".

The options granted to the three employees vested twenty percent on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant. All of the options are exercisable at $1.89 per share and were granted pursuant to the 2004 Plan and are intended as Incentive Stock Options.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5.     EQUITY TRANSACTIONS (CONTINUED)

The following summarizes the stock options activity for the years ended December 31, 2010 and 2009:

                                                             2010                    2009
                                                    ----------------------  ----------------------
                                                                 Weighted                Weighted
                                                                  Average                 Average
                                                                 Exercise                Exercise
                                                      Shares       Price      Shares       Price
                                                    -----------  ---------  -----------  ---------
Outstanding, beginning of year                       1,279,825   $    2.24     746,025   $    2.28
Granted                                              1,065,000   $    3.16     634,000   $    2.18
Exercised                                              (54,125)  $    1.91     (21,400)  $    1.43
Expired during the year                                (17,400)  $    3.75     (78,800)  $    2.36
                                                    -----------  ---------  -----------  ---------
Outstanding, end of year                             2,273,300   $    2.67   1,279,825   $    2.24
                                                    ===========  =========  ===========  =========

Eligible for exercise at end of year                 1,501,300   $    2.41   1,222,325   $    2.24
                                                    ===========  =========  ===========  =========

Weighted average fair value per option for
  options granted during the year                   $     3.16              $     2.09
                                                    ===========             ===========

Options expected to vest over the life of the Plan   2,273,300               1,279,825
                                                    ===========             ===========

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

The following assumptions were used to estimate the fair value of options granted:


                             Year Ended December 31,
                              ----------------------
                                 2010        2009
                              ----------  ----------
Expected dividend yield            0.00%       0.00%
Weighted average volatility        73.7%       79.4%
Risk free interest rate       2.5 - 3.6%  2.9 - 3.5%
Expected term (in years)              7          10

In October 2009, the Company approved a plan to extend to all holders of N-Viro International Corporation warrants, a choice to extend their respective exercise periods if they complete the transaction by December 31, 2009, by either (1) exercising at least 1% of the existing number of warrants and receive the balance of warrants with a 1-year extended date at the original exercise price and date based on the original agreement, or, (2) choosing a 1:1 exercise of any warrants held and receive a new warrant for a 5-year term at a new "strike price" of $2.52 per share on the new warrants issued, whereby the holders of such warrants will also receive the balance of their unexercised original warrants with their expiration date extended for one additional year. The incremental fair value associated with the extension of the warrant

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE  5.     EQUITY  TRANSACTIONS  (CONTINUED)

expiration dates and issuance of replacement warrants has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the accompanying Statement of Stockholders' Equity (Deficit). On two more occasions during 2010, an automatic extension of time to exercise their respective warrants was granted to all warrant holders of record, in March and in September. All other terms of the warrant remained in place, other than the expiration date.


NOTE  6.     REVENUE  AND  MAJOR  CUSTOMERS

Revenues for the years ended December 31, 2010 and 2009 include revenues from one major customer, the City of Toledo, Ohio (included in the facility management, and, products and services classifications), which represented approximately 22% for 2010 and 32% for 2009 of total consolidated revenue. The accounts receivable balance due (which is unsecured) from this customer at December 31, 2010 and 2009 was approximately $68,000 and $188,000, respectively. The contract with this customer is due to expire at the end of September 2011. The Company is attempting to negotiate either a renewal of that agreement or the issuance of a new contract for a new facility, but no assurance can be given the Company will be able to secure such a renewal/new agreement at all or on terms that are as favorable as the current agreement. The Company's failure to renew this agreement on favorable terms would likely have a material adverse effect on the Company's business, financial conditions and results of operations.

The Company's six largest customers billed through Florida N-Viro each represent between 5% - 20% of the consolidated revenue for the Company, or a collective total of approximately 63% for these six customers for 2010 and 57% for 2009. Florida operations accounted for approximately 74% and 63% of consolidated revenue during the years ended December 31, 2010 and 2009, respectively. The accounts receivable balance due (which are unsecured) for these six Florida N-Viro customers at December 31, 2010 and 2009 was approximately $328,000 and $314,000, respectively.

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

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Through April 2011, the Company's executive and administrative offices are located in Toledo, Ohio, under a month to month lease, and believe our relationship with the lessor is satisfactory. The total rental expense for this location included in the statements of operations for each of the years ended December 31, 2010 and 2009 is approximately $38,500 and $37,600, respectively. The Company also leases various equipment on a month-to-month basis. In March 2011, the Company signed a 68 month lease with a new lessor in Toledo. The total minimum rental commitment for the year ending December 31, 2011 is approximately $15,600, for 2012 is $37,400, for 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year. The total minimum rental commitment for the year ended December 31, 2011 is $18,000. The total rental expense included in the statements of operations for the twelve months ended December 31, 2010 is $6,000.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year, which was extended for a one-year term through May 2011. The total minimum rental commitment for the year ended December 31, 2011 is $12,500. The total rental expense included in the statements of operations for the twelve months ended December 31, 2010 and 2009 is $30,000 and $17,500, respectively.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years. The total minimum rental commitment for the years ending December 31, 2011 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2010 and 2009 is $48,000.

The Company also leased other processing equipment at its Florida location which began in February 2008 under a three-year lease. The total minimum rental commitment for the year ending December 31, 2011 is $4,000. The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2010 and 2009 is approximately $46,200. In February 2011, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

Through January 2010, the Company also leased processing equipment at the Florida location which began in 2006 under a four year contract. The total rental expense included in the statements of operations for the twelve months ended December 31, 2010 and 2009 was approximately $3,000 and $31,000, respectively. In February 2010, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

Management believes that all of the Company's properties are adequately covered by insurance.

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

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8.     INCOME TAX MATTERS

The composition of the deferred tax assets and liabilities at December 31, 2010 and 2009 is as follows:


                                                      2010          2009
                                                  ------------  ------------
Gross deferred tax liabilities:
 Property and equipment and intangible assets     $   (72,800)  $   (99,800)
Gross deferred tax assets:
 Loss carryforwards                                 4,214,800     4,084,400
 Section 754 basis step up                            128,500       149,900
 Allowance for doubtful accounts                       23,800        17,000
 Other                                                    500         3,100

Less valuation allowance                           (4,294,800)   (4,154,600)
                                                  ------------  ------------

                                                  $         -   $         -
                                                  ============  ============


The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2010 and 2009 and are as follows:


                                                    2010          2009
                                                ------------  ------------
Computed "expected" tax expense (credit)        $(1,009,500)  $  (820,800)
State taxes, net of federal tax benefit                   -             -
(Decrease) increase in income taxes resulting
  from:
    Change in valuation allowance                   140,200    (1,701,200)
    Net operating loss carryfoward expiration       520,300     2,082,200
    Nondeductible stock options and warrants        351,800       440,000
    Other                                            (2,800)         (200)
                                                ------------  ------------

                                                $         -   $         -
                                                ============  ============

The net operating losses available at December 31, 2010 to offset future taxable income total approximately $12,400,000 and expire principally in years 2012 - 2030. Approximately $685,000 will expire if not used to offset taxable income for the 2012 tax year.

                        N-VIRO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 9.     401(K) PLAN

     Until 2009, the Company had a 401(k) plan covering substantially all employees which provided for contributions in such amounts as the Board of Directors would determine annually. Participating employees could also contribute a portion of their annual compensation. There were no employer contributions for the years ended December 31, 2010 and 2009. In 2009, the Company terminated the plan and distributed all plan assets to the participants.

NOTE 10.

     The Company has adopted the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820") related to nonfinancial assets and liabilities on a prospective basis. ASC820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement. The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

- Level 1 - Inputs are unadjusted quoted prices in active markets for indentical assets or liabilities.

- Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable for assets or liabilities, either directly or indirectly, through market corroboration.

- Level 3 - Inputs are unobservable inputs based on the Company's own assumptions.

     The following table summarizes the basis used to measure assets and liabilities at fair value on a recurring basis in the balance sheet:



                            as of December 31, 2010
          ----------------------------------------------------------
                  Level 1           Level 2    Level 3      Total
          ------------------------  --------  ----------  ----------
Warrants  $                      -  $      -  ($744,476)  ($744,476)



NOTE 11.     SUBSEQUENT EVENTS

     The Company has performed a review of events subsequent to the balance sheet date and no matters required disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


ITEM  9A.     CONTROLS  AND  PROCEDURES

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2010 for the reasons described below.

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

     During the quarter ended December 31, 2010, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting because the attestation report requirement has been removed for "smaller reporting companies" under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.


ITEM  9B.     OTHER  INFORMATION

     None

                                    PART III

ITEM  10.     DIRECTORS,  EXECUTIVE  OFFICERS  AND  CORPORATE  GOVERNANCE

                            DIRECTORS OF THE COMPANY

     The Board is currently composed of four Class I Directors: Carl Richard, Joseph H. Scheib, Mark D. Hagans and Joan B. Wills; and three Class II
Directors: James H. Hartung, Timothy R. Kasmoch and Thomas L. Kovacik (whose terms will expire upon the election and qualification of directors at the annual meetings of stockholders to be held in 2011 and 2012, respectively). At each annual meeting of stockholders, directors will be elected for a full term of two years to succeed those directors whose terms are expiring.

     The  following  table  sets  forth  the  names  and  ages of our directors.


Name                Age                         Position
------------------  ---  --------------------------------------------------------
Mark D. Hagans       44  Class I Director*
James H. Hartung     68  Class II Director, Chairman of the Board
Timothy R. Kasmoch   49  Class II Director, President and Chief Executive Officer
Thomas L. Kovacik    63  Class II Director
Carl Richard         84  Class I Director*
Joseph H. Scheib     54  Class I Director*
Joan B. Wills        58  Class I Director*

_____________
* Directors currently nominated for re-election.

MARK D. HAGANS is an attorney and partner with the law firm of Plassman, Rupp, Short & Hagans, of Archbold, Ohio, and his practice focuses on corporation, taxation and banking law. Mr. Hagans serves on numerous Boards of directors, including the Fulton County Health Center, where he is presently chair of the Finance Committee. Mr. Hagans earned his law degree from the University of Toledo. Mr. Hagans has served as our director since December 2006 and is a member of the Board's Audit, Finance and Technology Committees. Mr. Hagans's experience as a lawyer and businessman enables him to bring valuable resources to the Board.

JAMES H. HARTUNG is the former President and Chief Executive Officer of the Toledo-Lucas County (Ohio) Port Authority, a position he held from 1994 until 2008. Mr. Hartung has served as our Director since January 2006 and is a member of the Board's Compensation and Nominating Committees. Mr. Hartung presently also serves as the Chairman of the Board/Executive Vice-President at Seasnake World Wide Marketing LLC, a marketing concern commercializing the Seasnake shipping system for the marine transportation of liquid, dry bulk, break-bulk and inter-modal container cargo; and Senior Associate at James A. Poure & Associates, which provides diverse management consultant services to small to medium size business, family owned business and entrepreneurial start-ups. Mr. Hartung's qualifications to serve as a director and our Chairman of the Board consist of several years experience as a businessman, as an organizational leader and community organizer, and in dealings with local government and related agencies that enable him to bring valuable insights to the Board.

TIMOTHY R. KASMOCH has been our President and Chief Executive Officer since February 2006 and a director since January 2006. Until April 1, 2007, Mr.
Kasmoch was also President and CEO of Tri-State Garden Supply, d/b/a Gardenscape, a bagger and distributor of lawn and garden products, which has provided trucking services to our Company. Mr. Kasmoch is a graduate of Penn State University. Mr. Kasmoch is a member of the Board's Finance and Technology Committees. Mr. Kasmoch's qualifications to serve as a director of the Company consist of his experience in the soil and distribution business as well as an extensive knowledge of the transportation and trucking industry. Mr. Kasmoch's strength is in strategic planning and he possesses a broad, fundamental understanding of the business drivers affecting us. He is the only "insider" on the Board.

THOMAS L. KOVACIK is the Executive Director of Transportation Advocacy Group of Northwest Ohio ("TAGNO"), a strategic planning organization working with local and Ohio transportation and economic development officials, and the President of Kovacik Consulting, a business consulting company. Mr. Kovacik was previously employed by us from 1992 to 1995 as President of Great Lakes N-Viro, at the time one of our divisions. Mr. Kovacik has also held various positions with local government, utilities and environmental companies, and earned a masters degree from Bowling Green State University in Geochemistry. Mr. Kovacik has served as our Director since December 2006, and is a member of the Board's Compensation and Technology Committees. Mr. Kovacik's qualifications to serve as a director of the Company consist of his experience in the environmental, government and utilities industries, and his prior position with us as a divisional president. His strength in strategic planning and transactional experience offers a unique perspective to the Board.

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

JOSEPH H. SCHEIB is a Certified Public Accountant and was the Chief Financial Officer of Broad Street Software Group, a comprehensive software technology company located in Edenton, North Carolina, a position he held until 2010. From May 2000 until February 2003, Mr. Scheib was the Financial Operation
Principal/Compliance  Officer  of  Triangle  Securities,  LLC  of Raleigh, North
Carolina, an asset management, brokerage and investment banking firm. Mr. Scheib is a graduate of East Carolina University with a degree in accounting. Mr. Scheib has served as our Director since December 2004, and is a member of the Board's Audit, Finance and Nominating Committees. Mr. Scheib's qualifications to serve as a director of the Company consist of his strong financial and asset management experience and serving the Company in a financial oversight role as the Chair of the Audit Committee. Given his extensive knowledge and experience in finance, Mr. Scheib has been determined to be an audit committee financial expert by the board.

JOAN B. WILLS is currently legal counsel for The Narragansett Bay Commission, a regional sewer authority located in Providence, Rhode Island, a position she has held since 2008. Also, Ms. Wills is currently Co-Trustee of the Cooke Family Trust, an owner of more than 5% of N-Viro International Corporation common stock. From 2006 until 2008, Ms. Wills provided legal counsel to the Rhode
Island Office of Legislative Counsel, an agency involved in drafting new legislation and amendments to the State of Rhode Island. Ms. Wills has been a practicing attorney at various points in her career, and holds a Bachelor of Arts degree from the University of Rhode Island and a Juris Doctorate from Suffolk University Law School in Boston. Ms. Wills has served as our Director since August 2009 and is a member of the Compensation Committee. Ms. Wills' qualifications to serve as a director of the Company consist of her experience as an attorney in the utilities industry.

KEY  RELATIONSHIPS

     Joan Wills is currently Co-Trustee of the Cooke Family Trust, an owner of more than 5% of our common stock.


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

MEETINGS  OF  THE  BOARD  OF  DIRECTORS

     Our Board held eight meetings during 2010, consisting of one regular meeting and seven special meetings. Each director attended 100% of the aggregate number of meetings held by the Board of Directors and the Committees of the Board of Directors on which he served. It is the policy of the Company that the members of the Board attend our annual stockholder meeting. Failure to attend annual meetings without good reason is a factor the Nominating Committee and Board will consider in determining whether or not to renominate a current Board member. All members of the Board serving at the time attended the 2010 Annual Meeting, except Mr. Scheib.

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

CODE  OF  ETHICS

     We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board. A copy of the Code of Ethics is attached as Exhibit
14.1 to this Annual Report on Form 10-K for the year ended December 31, 2010, and is posted on our web site at www.nviro.com.
                                         -------------

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The Board has the following standing committees: the Audit Committee, the Compensation Committee, the Finance Committee, the Nominating Committee and the Technology Committee. The composition and function of each Committee is set forth below:


DIRECTOR            AUDIT  COMPENSATION  NOMINATING  FINANCE  TECHNOLOGY
------------------  -----  ------------  ----------  -------  ----------
Mark D. Hagans         X                                 X*        X
James H. Hartung                X             X
Timothy R. Kasmoch                                        X        X*
Thomas L. Kovacik               X*                                 X
Carl Richard                                  X
Joseph H. Scheib       X*                     X*          X
Joan B. Wills                   X


*  Committee Chair

AUDIT  COMMITTEE

     Our Audit Committee consisted of Messrs. Scheib and Hagans. In accordance with our Audit Committee Charter, each of the Audit Committee members must be "independent" as determined under the NASDAQ rules. The Audit Committee currently is not subject to, and does not follow, the independence criteria set forth in Section 10A of the Securities Exchange Act 1934, as amended. The Board has determined that each of the directors who serve on the Audit Committee are "independent" under the NASDAQ rules, meaning that none of them has a relationship with us that may interfere with their independence from us and our management. Further, the Board has determined that Mr. Scheib qualifies as a "financial expert" as defined by the Securities and Exchange Commission (the "SEC").

     The Audit Committee recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities. During 2010, the Audit Committee met three times. The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2011. The Audit committee is governed by a written charter, a copy of which was attached to the Proxy Statement for our annual meeting held on June 8, 2007.

COMPENSATION COMMITTEE

     The Compensation Committee determines officers' salaries and bonuses and administers the grant of stock options pursuant to our stock option plans. The Compensation Committee does not have a written charter. The Compensation Committee consisted of Messrs. Kovacik and Hartung and Ms. Wills. The Compensation Committee met three times during 2010.

     The Board has determined that all of the members of the committee are "independent" as determined under the NASDAQ standards.

FINANCE COMMITTEE

     The Finance Committee, consisting of Messrs. Hagans, Kasmoch and Scheib, assists in monitoring our cash flow requirements and approves any internal or external financing or leasing arrangements. The Finance Committee does not have a written charter. The Finance Committee met two times during 2010.

NOMINATING COMMITTEE

     The Nominating Committee, consisting of Messrs. Scheib, Richard and Hartung, considers and recommends to the Board qualified candidates for election as Board members, and establishes and periodically reviews criteria for selection of directors. The Nominating Committee does not have a written charter. The Nominating Committee met one time during 2010.

     The Board has determined that all of the members of the committee are "independent" as determined under the NASDAQ standards.

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

     The Nominating Committee will consider all stockholder recommendations of proposed director nominees, if such recommendations are timely received under applicable SEC regulations and include all of the information required to be included as set forth in the By-Laws. To be considered "timely received," recommendations must be received in writing at our principal executive offices, at N-Viro International Corporation, 3450 W. Central Avenue, Suite 328, Toledo, Ohio 43606, Attention: Chairman, Nominating Committee, c/o James K. McHugh, Corporate Secretary, no later than February 25, 2012.

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

     Under both our current stock option plans (the N-Viro International Corporation Second Amended and Restated 2004 Stock Option Plan ["2004 Plan"] and the N-Viro International Corporation 2010 Stock Option Plan ["2010 Plan"]), each non-employee Director automatically receives a grant of options to purchase 2,500 or 5,000 shares, respectively, of Common Stock for each regular meeting attended, and an option to purchase 1,250 or 2,500 shares, respectively, of Common Stock for each special meeting attended, subject to a maximum of 15,000 or 30,000 options, respectively, in any calendar year.

     Directors who are our employees do not receive any additional compensation for serving as Directors. Directors who are our consultants do not receive any additional cash compensation for serving as Directors, but do receive stock options per the provisions of either the 2004 Plan or the 2010 Plan.

     See "Certain Relationships and Related Transactions" for additional compensation to directors.

                             DIRECTOR COMPENSATION


                       Fees                         Non-Equity    Non-Qualified   Non-Qualified
                    Earned or                        Incentive      Incentive        Deferred            All
                     Paid in     Stock    Option       Plan            Plan        Compensation         Other
Name                   Cash     Awards    Awards   Compensation    Compensation      Earnings     Compensation (1)    TOTAL
------------------  ----------  -------  --------  -------------  --------------  --------------  -----------------  --------
Joseph H. Scheib    $    3,000        -  $ 34,785              -               -               -                  -  $ 37,785
Carl Richard        $    3,000        -  $ 34,785              -               -               -                  -  $ 37,785
James H. Hartung    $    3,000        -  $ 34,785              -               -               -                  -  $ 37,785
Mark D. Hagans      $    3,000        -  $ 34,785              -               -               -                  -  $ 37,785
Thomas L. Kovacik   $    3,000        -  $ 34,785              -               -               -  $          31,421  $ 69,206
Joan B. Wills       $    3,000        -  $ 34,785              -               -               -                  -  $ 37,785
Timothy R. Kasmoch           -        -         -              -               -               -                  -  $      0
                    ----------  -------  --------  -------------  --------------  --------------  -----------------  --------
                    $   18,000  $     0  $208,710  $           0  $            0  $            0  $          31,421  $258,131
                    ==========  =======  ========  =============  ==============  ==============  =================  ========


(1)     represents a consulting fee paid to Mr. Kovacik in 2010 with 10,000 stock options.



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


Name                Age                      Position
------------------  ---  ------------------------------------------------

Timothy R. Kasmoch   49  President and Chief Executive Officer
Robert W. Bohmer     41  Executive Vice-President and General Counsel
James K. McHugh      52  Chief Financial Officer, Secretary and Treasurer


ROBERT W. BOHMER has been our Executive Vice-President and General Counsel since July 2007. From 1996 until joining the Company, Mr. Bohmer had been a partner with the law firm of Watkins, Bates and Carey, LLP, Toledo, Ohio. From 2005 through June 2007, Mr. Bohmer had served as general outside counsel to the Company.

JAMES K. MCHUGH has served as our Chief Financial Officer, Secretary and Treasurer since January 1997. Prior to that date, Mr. McHugh served the Company in various financial positions since April 1992, and was a key member of the team that took the Company public in 1993.


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2010, with the following exceptions:

          Carl Richard was late filing a Form 4 (Statement of Changes of Beneficial Ownership of Securities) in connection with a purchase of Common Stock on the open market that occurred on October 18, 2010. The Form 4 was filed on October 27, 2010.

          Carl Richard was late filing a Form 4 in connection with six separate purchases of Common Stock on the open market that occurred between November 7 and November 19, 2010. The Form 4 was filed on November 19, 2010.

          Joseph R. Scheib was late filing a Form 4 for an exercise of stock options and concurrent acquisition of Common Stock that occurred on April 2, 2010. The Form 4 was filed on May 11, 2010.


ITEM  11.     EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

     The following table presents the total compensation paid to our Chief Executive Officer, Executive Vice President and Chief Financial Officer during 2010 and 2009. There were no other executive officers who were serving at the end of 2010 or 2009 and whose total compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                           Non-Equity   Nonqualified
                                                                           Incentive      Deferred
Name and Principal                                   Stock     Option         Plan      Compensation    All Other
Position                     Year   Salary   Bonus   Awards  Awards (4)   Compensation    Earnings    Compensation    TOTAL
---------------------------  ----  --------  ------  ------  -----------  ------------  ------------  -------------  --------
TIMOTHY R. KASMOCH           2010  $150,000       -       -  $   446,152             -             -  $      21,518  $617,670
President and Chief          2009  $150,000       -       -  $   570,376             -             -  $      11,000  $731,376
   Executive Officer (1)

ROBERT W. BOHMER             2010  $150,000       -       -  $   373,763             -             -  $           0  $523,763
Executive Vice-President +   2009  $150,000       -       -  $   454,344             -             -  $           0  $604,344
   General Counsel (2)

JAMES K. MCHUGH              2010  $125,000  $7,810       -  $    94,926             -             -  $         399  $228,135
Chief Financial Officer,     2009  $116,688       -       -  $   190,746             -             -  $         399  $307,833
   Secretary + Treasurer (3)


(1) For the "All Other Compensation" column, Mr. Kasmoch's spouse was compensated for outside consulting services rendered to the Company at various times during 2009 and 2010, in addition to employee wages paid in the last quarter of 2010. All compensation was in cash.

(2) Mr. Bohmer's value of the 2009 Option Award includes the 2007 Option Award recorded as an expense in the amount of $46,667. The value of the 2010 Option Award includes the 2007 Option Award recorded as an expense in the amount of $70,000.

(3) For the "All Other Compensation" column, Mr. McHugh is taxed on the imputed benefit of a life insurance policy that benefits his personal beneficiary for one-half the face value of the policy and N-Viro International Corporation for the other one-half.

(4) The amounts included in the Option Awards column include the aggregate grant date fair value of options granted in the fiscal year computed in accordance with FASB ASC Topic 718. We continue to use the Black-Scholes model to measure the grant date fair value of stock options. For a discussion of the valuation assumptions used to value the options, see Note 5 to our Consolidated Financial Statements included in this annual report on Form 10-K for the fiscal year ended December 31, 2010.



                        2010 GRANTS OF PLAN BASED AWARDS


                                                         Estimated Future Payouts Under
                                                        Non-Equity Incentive Plan Awards
                      Grant    Approval   ----------------------------------------------------------
Name                  Date       Date               Threshold ($)            Target ($)  Maximum ($)
------------------  ---------  ---------  ---------------------------------  ----------  -----------
Timothy R. Kasmoch  3/17/2010  3/17/2010                                  -           -            -

Robert W. Bohmer    3/17/2010  3/17/2010                                  -           -            -

James K. McHugh     3/17/2010  3/17/2010                                  -           -            -


                                  Estimated Future Payouts Under
                                   Equity Incentive Plan Awards                Full Grant    Base Price
                    --------------------------------------------------------   Date Fair     of Option
Name                         Threshold (#)           Target (#)  Maximum (#)   Value ($)   Awards ($/shr.)
------------------  -------------------------------  ----------  -----------  -----------  ---------------
Timothy R. Kasmoch                                -           -      470,000         2.65             3.27

Robert W. Bohmer                                  -           -      320,000         2.65             3.27

James K. McHugh                                   -           -      100,000         2.65             3.27



                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


                                            OPTION AWARDS                                        STOCK AWARDS
                    ---------------------------------------------------------------------  --------------------------
                                                       Equity
                                                      Incentive
                                                        Plan                                                Market
                         # of            # of          Awards:                                 # of        Value of
                      Securities      Securities    # Securities                             Shares or     Shares or
                      Underlying      Underlying     Underlying                              Units of      Units of
                     Unexercised     Unexercised     Unexercised     Option      Option     Stock That    Stock That
                     Options (#)     Options (#)      Unearned      Exercise   Expiration    Have Not      Have Not
Name                 Exercisable    Unexercisable    Options (#)   Price (#)      Date      Vested (#)    Vested ($)
------------------  --------------  --------------  -------------  ----------  ----------  -------------  -----------
Timothy R. Kasmoch         250,000               -              -  $     2.00    12/31/11              -            -
Timothy R. Kasmoch           2,500               -              -  $     1.70     2/15/16              -            -
Timothy R. Kasmoch          25,000               -              -  $     1.94     7/11/19              -            -
Timothy R. Kasmoch         243,000               -              -  $     2.23     7/22/19              -            -
Timothy R. Kasmoch         188,000         282,000              -  $     3.27     3/18/20              -            -

Robert W. Bohmer           100,000               -              -  $     2.80     6/13/17              -            -
Robert W. Bohmer            25,000               -              -  $     1.94     7/11/19              -            -
Robert W. Bohmer           168,000               -              -  $     2.23     7/22/19              -            -
Robert W. Bohmer           128,000         192,000              -  $     3.27     3/18/20              -            -

James K. McHugh             10,000               -              -  $     1.50     12/7/11              -            -
James K. McHugh             12,000               -              -  $     2.10    11/11/14              -            -
James K. McHugh             50,000               -              -  $     2.00    12/31/16              -            -
James K. McHugh             25,000               -              -  $     1.94     7/11/19              -            -
James K. McHugh             68,000               -              -  $     2.23     7/22/19              -            -
James K. McHugh             40,000          60,000              -  $     3.27     3/18/20              -            -


                       Equity           Equity
                      Incentive       Incentive
                    Plan Awards:     Plan Awards:
                     # Unearned       Market or
                       Shares,       Payout Value
                      Units or       of Unearned
                    Other Rights    Shares, Units
                      That Have    or Other Rights
                         Not          That Have
Name                 Vested (#)     Not Vested (#)
------------------  -------------  ----------------
Timothy R. Kasmoch              -                 -
Timothy R. Kasmoch              -                 -
Timothy R. Kasmoch              -                 -
Timothy R. Kasmoch              -                 -
Timothy R. Kasmoch              -                 -

Robert W. Bohmer                -                 -
Robert W. Bohmer                -                 -
Robert W. Bohmer                -                 -
Robert W. Bohmer                -                 -

James K. McHugh                 -                 -
James K. McHugh                 -                 -
James K. McHugh                 -                 -
James K. McHugh                 -                 -
James K. McHugh                 -                 -
James K. McHugh                 -                 -



     All options awards were made granted under the Company's current stock option plan described under the caption "Equity Compensation Plan Information."


EMPLOYMENT AGREEMENTS
---------------------

     On February 13, 2007, we entered into an employment agreement with Mr. Timothy R. Kasmoch as our President and Chief Executive Officer. Mr. Kasmoch's employment agreement was for a two-year term commencing on February 13, 2007 and provided for automatic renewal of successive one-year terms unless notice was provided ninety (90) days prior to the expiration of the then current term. The agreement provided that Mr. Kasmoch was to receive an annual base salary of $150,000, subject to an annual increase at the discretion of the Board. In addition, Mr. Kasmoch was eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of, the Board. Generally, Mr. Kasmoch's employment agreement may have been terminated by us with or without cause or by the Employee for any reason. If the agreement was terminated by us without cause (other than by reason of the death or disability of Mr. Kasmoch), Mr. Kasmoch would have continued to receive his base salary then in effect for the period between the termination date and the expiration date of the agreement. If the agreement was terminated for any other reason by either party, Mr. Kasmoch was entitled to receive his base salary through the effective date of the termination plus any bonus or incentive compensation which had been earned or payable through the termination date, as provided for in the agreement. A copy of Mr. Kasmoch's employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 12, 2007.

Effective April 2, 2008, we entered into a first amendment to the employment agreement with Mr. Kasmoch. The amendment extended the term of Mr. Kasmoch's employment agreement for an additional two years. As a result, the term of Mr. Kasmoch's employment agreement was set to expire on February 12, 2011, instead of February 12, 2009 as provided for in the original employment agreement. A copy of the amendment to Mr. Kasmoch's employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on April 7, 2008.

Effective March 17, 2010, we entered into a new Employment Agreement (the "Agreement") with Mr. Kasmoch commencing February 26, 2010. The Agreement is for a five-year term commencing on February 26, 2010 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. Kasmoch is to receive an annual base salary of $150,000, subject to annual increase at the discretion of our Board of Directors. In addition, Mr. Kasmoch is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of the Board of Directors. Under the agreement, this determination is to be based upon the Board of Directors review of Mr. Kasmoch's performance. The Agreement also provides for a stock option grant of 470,000 options that vest over a five year period, pursuant to the Second Amended and Restated 2004 Stock Option Plan. While employed with the Company, the Agreement allows Mr. Kasmoch to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company's Audit Committee. The Employment Agreement permits Mr. Kasmoch to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company. A copy of this employment agreement was attached to a Form 8-K as
Exhibit  10.1,  filed  by  us  on  March  19,  2010.

In June 2007, we executed an employment agreement with Robert W. Bohmer as our Vice-President of Business Development and General Counsel, which commenced July 1, 2007. Mr. Bohmer's agreement was for a two-year term at $150,000 per year plus a stock option grant of 100,000 shares. In addition, Mr. Bohmer was eligible for an annual cash bonus in an amount to be determined. Generally, the agreement may have been terminated by us with or without cause or by the Employee for any reason. A copy of Mr. Bohmer's employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on June 20, 2007.

Effective June 19, 2008, we entered into a first amendment to the employment agreement with Mr. Bohmer. The amendment extended the term of Mr. Bohmer's employment agreement for an additional two years. As a result, the term of Mr. Bohmer's employment agreement was set to expire on July 1, 2011, instead of July 1, 2009 as provided for in the original employment agreement. Except for the extension of the term, there were no other changes to Mr. Bohmer's employment agreement. A copy of the amendment to Mr. Bohmer's employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on June 20, 2008.

Effective March 17, 2010, we entered into a new Employment Agreement (the "Agreement") with Mr. Bohmer as our Executive Vice President and General Counsel, commencing February 26, 2010. The Agreement is for a five-year term commencing on February 26, 2010 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The Agreement provides that Mr. Bohmer is to receive an annual base salary of $150,000, subject to an annual increase at the discretion of our Board of Directors. In addition, Mr. Bohmer is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of the Board of Directors. Under the agreement, this determination is to be based upon the President/Chief Executive Officer's and Board of Directors review of Mr. Bohmer's performance. The Agreement also provides for a stock option grant of 320,000 options that vest over a five year period, pursuant to the Second Amended and Restated 2004 Stock Option Plan. While employed with the Company, the Agreement allows Mr. Bohmer to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company's Audit Committee. The Employment Agreement permits Mr. Bohmer to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company. A copy of this employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 19, 2010.

Effective March 17, 2010, we entered into an Employment Agreement (the "Agreement") with James K. McHugh to serve as the Company's Chief Financial Officer commencing February 26, 2010. The Agreement is for a five-year term commencing on February 26, 2010 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term. The agreement provides that Mr. McHugh is to receive an annual base salary of $125,000, subject to annual increase at the discretion of the Board of Directors of the Company. In addition, Mr. McHugh is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of, the Board of Directors. Under the agreement, this determination is to be based upon the President/Chief Executive Officer's and Board of Directors review of Mr. McHugh's performance. The Agreement also provides for a stock option grant of 100,000 shares that vest over a five year period, pursuant to the Second Amended and Restated 2004 Stock Option Plan. While employed with the Company, the Agreement allows Mr. McHugh to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company's Audit Committee. The Employment Agreement permits Mr. McHugh to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company. A copy of this employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 19, 2010.

EQUITY  COMPENSATION  PLAN  INFORMATION

     We maintain three stock option plans (two are able to issue new grants) for directors, executive officers and key employees. The most recent plan ("2010 Plan") was approved by the stockholders in August 2010. The 2010 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options for up to a maximum of 5,000,000 shares of Common Stock. For all of the plans, the total number of options granted and outstanding as of March 21, 2011 was 2,273,300, and the number of options available for future issuance was 5,004,075. Currently, all of the plans are administered by the Board of Directors via a committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We had outstanding 5,938,714 shares of Common Stock, $.01 par value per share, or the Common Stock, on March 21, 2011, which constitutes the only class of our outstanding voting securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                   (a)                   (b)                       (c)
                                                                                            Number of securities
                                          Number of securities                            remaining available for
                                              to be issued         Weighted-average        future issuance under
                                            upon exercise of       exercise price of        equity compensation
                                          outstanding options,   outstanding options,   plans (excluding securities
Plan category                             warrants and rights     warrants and rights     reflected in column (a))
---------------------------------------   --------------------   ---------------------  ----------------------------

Equity compensation plans
    approved by security holders . . . .             1,679,300   $              $2.50                     5,004,075 2

Equity compensation plans not
    approved by security holders                       258,270 1 $              $1.95                           -0-
                                        ----------------------   ---------------------   ---------------------------
Total                                                1,937,570   $              $2.43                     5,004,075


1. Represents 120,000 warrants to purchase our Common Stock, issued to Strategic Asset Management, Inc., in 2005 as part of an agreement to provide consulting services, issued at $1.84 per share, and, 138,270 warrants to purchase our Common Stock, issued to certain members of the Board of Directors in December 2006 in payment for services rendered, issued at a weighted average of $2.04 per share.

2. The available number of shares to issue is combined under our N-Viro International Corporation 2010 Stock Option Plan as approved by the stockholders on July 22, 2010 and the Second Amended and Restated 2004 Stock Option Plan.



FIVE PERCENT STOCKHOLDERS

     As of March 21, 2011, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:


                                   Name                                   Amount and          Percentage of
Title of                      and Address of                              Nature of        Outstanding Shares
Class                        Beneficial Owner                        Beneficial Ownership    of Common Stock
------------  -----------------------------------------------------  --------------------  -------------------
              Cooke Family Trust
              90 Grande Brook Circle, #1526
Common Stock  Wakefield, Rhode Island 02879                                    627,717 (1)               10.6%
------------  -----------------------------------------------------  --------------------  -------------------
              VC Energy I, LLC
              3900 Paradise Road, Suite U
Common Stock  Las Vegas, NV  89169                                             800,000 (2)               12.6%
------------  -----------------------------------------------------  --------------------  -------------------


1.     The  shares  attributed  to  the  Cooke  Family  Trust  include  627,267  shares  owned beneficially  and  450  in Common Stock warrants exercisable to purchase an equal number of shares  of Common Stock.  This information was derived from the Schedule 13D Amendment #5 filed on  May 10, 2010.

2.     The  shares  attributed  to VC Energy I, LLC include 400,000 shares owned beneficially and  400,000  in  Common Stock warrants exercisable to purchase an equal  number  of shares of
Common Stock.  This information was derived from the Schedule  13G  filed  on  July  8,  2010.



SECURITY  OWNERSHIP  OF  MANAGEMENT

     The following table sets forth, as of March 21, 2011, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group. Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 5,938,714 shares of Common Stock outstanding on the record date. Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.


                                          Name of                            Amount and Nature of        Percent
Title of Class                       Beneficial Owner                        Beneficial Ownership   1   of Class
--------------  -----------------------------------------------------------  --------------------  --   ---------
Common Stock    Mark D. Hagans                                                             44,150    2      0.74%
Common Stock    James H. Hartung                                                           62,250    3      1.04%
Common Stock    Timothy R. Kasmoch                                                        866,500    4     12.94%
Common Stock    Thomas L. Kovacik                                                          52,500    5      0.88%
Common Stock    Carl Richard                                                              179,040    6      2.96%
Common Stock    Joseph H. Scheib                                                          241,072    7      3.98%
Common Stock    Joan B. Wills                                                             653,967    8     10.98%
Common Stock    Robert W. Bohmer                                                          423,600    9      6.66%
Common Stock    James K. McHugh                                                           218,920   10      3.56%
Common Stock    All directors and executive officers as a group (9 persons)             2,741,999   11     35.50%


1. Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

2. Represents 4,450 shares of Common Stock owned by Mr. Hagans and 39,700 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.94 to $3.90 per share.

3. Represents 2,610 shares of Common Stock owned by Mr. Hartung, 48,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.42 to $3.90 per share and 10,890 unregistered shares issuable upon exercise of warrants which are currently exercisable at $2.00 per share.

4. Represents 100,000 unregistered shares and 8,000 registered shares of Common Stock owned by Mr. Kasmoch, 50,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at $1.85 per share and 708,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.70 to $3.27 per share.

5. Represents 1,000 shares of Common Stock owned by Mr. Kovacik and 51,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.82 to $3.90 per share.

6. Represents 61,601 shares of Common Stock owned by Mr. Richard, 60,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 57,439 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.00 per share.

7. Represents 124,922 shares of Common Stock owned by Mr. Scheib, 61,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share, 600 shares owned by a family member over which Mr. Scheib acts as custodian and 54,300 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.52 per share.

8. Represents 10,000 shares of Common Stock owned by Ms. Wills, 16,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $2.66 to $3.53 per share and 627,717 shares of Common Stock owned beneficially by the Cooke Family Trust, a more than 5% stockholder of which Ms. Wills is the trustee. See further information in the section "Five Percent Stockholders".

9. Represents 2,600 shares of Common Stock owned by Mr. Bohmer and 421,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.94 to $3.27 per share.

10. Represents 13,920 shares of Common Stock owned by Mr. McHugh and a total of 205,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.50 to $3.27 per share.

11. Represents 329,103 shares of Common Stock owned by the directors and officers, 628,317 shares owned indirectly, 1,611,950 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and a total of 172,629 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.85 to $2.52 per share.




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


ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES

     Audit services of UHY LLP ("UHY") included the audit of our annual financial statements for 2010 and 2009, and services related to quarterly filings with the SEC through the reporting period ended September 30 in each of those years. Fees for these services totaled approximately $73,500 for 2010 and $72,000 for 2009.

AUDIT  RELATED  FEES

     There were no fees billed for the years ended December 31, 2010 and December 31, 2009 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

TAX  FEES

     There were no fees billed for the years ended December 31, 2010 and December 31, 2009 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

ALL  OTHER  FEES

     There were no fees billed for the years ended December 31, 2010 and December 31, 2009 for assistance on accounting related matters.

     Although the Audit Committee Charter does not explicitly require it, the Audit Committee approves all engagements of outside auditors before any work is begun on the engagement.

     UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

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

10.7 Employment Agreement, dated March 17, 2010 between Timothy R. Kasmoch and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2010)

10.8 Employment Agreement, dated March 17, 2010 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 19, 2010)

10.9 Employment Agreement, dated March 17, 2010 between James K. McHugh and N-Viro International Corporation (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 19, 2010)

10.10 The Amended and Restated N-Viro International Corporation Stock Option Plan (incorporated by reference to Form S-8 filed May 9, 2000).*

10.11 The N-Viro International Corporation 2004 Stock Option Plan (incorporated by reference to Form S-8 filed December 20, 2004).*

10.12 The N-Viro International Corporation Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed May 14, 2008).*

10.13 The N-Viro International Corporation Second Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed July 13, 2009).*

10.14 The N-Viro International Corporation 2010 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed June 23, 2010).*

21.1     List  of  subsidiaries  of  the  Company.#

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

     N-VIRO  INTERNATIONAL  CORPORATION

Dated:  March  31,  2011

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

Dated:  March  31,  2011

/s/  Timothy  R.  Kasmoch                           /s/  James  K.  McHugh
-------------------------                           ----------------------
Timothy  R.  Kasmoch,  Chief  Executive  Officer,   James  K.  McHugh
   President and Director                          Chief Financial Officer,
   (Principal  Executive  Officer)                    Secretary and Treasurer
                                                 (Principal  Financial  Officer)


/s/  James  H.  Hartung*                          /s/  Mark  D.  Hagans  *
----------------------                            ------------------------
James  H.  Hartung,  Director                     Mark D. Hagans, Director
   and  Chairman  of  the  Board


/s/  Joseph H.Scheib,  Director  *                /s/  Thomas  L.  Kovacik*
---------------------------------                --------------------------
Joseph  H.  Scheib,  Director                    Thomas  L.  Kovacik,  Director


/s/  Carl  Richard*                               /s/  Joan  B.  Wills*
-------------------                               ---------------------
Carl  Richard,  Director                          Joan  B.  Wills,  Director


*  by  James  K.  McHugh,  Attorney-In-Fact