Form 10-Q
period 2011-03-31
N-VIRO INTERNATIONAL CORP
filed 2011-05-16
CIK 904896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

  X        QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  or  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2011

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

     Large  accelerated  filer                Accelerated  filer
     Non-accelerated  filer                   Smaller  reporting  company  X

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).                    Yes      No X

          As of May 10, 2011, 5,967,928 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                             N-VIRO INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (unaudited)

                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                    2011          2010
                                                                 -----------  ------------
REVENUES                                                         $1,952,401   $ 1,372,012

COST OF REVENUES                                                  1,296,547       997,994
                                                                 -----------  ------------

GROSS PROFIT                                                        655,854       374,018

OPERATING EXPENSES
  Selling, general and administrative                               563,393     1,521,293
                                                                 -----------  ------------

OPERATING INCOME (LOSS)                                              92,461    (1,147,275)

OTHER INCOME (EXPENSE)
  Gain on market price decrease of warrants issued                  512,699             -
  Gain on extinguishment of liabilities                               4,008        52,798
  Interest income                                                       314           224
  Interest expense                                                  (20,275)      (21,940)
  Amortization of discount on convertible debentures                (28,006)      (26,661)
                                                                 -----------  ------------
                                                                    468,740         4,421
                                                                 -----------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                                   561,201    (1,142,854)

Federal and state income taxes                                            -             -
                                                                 -----------  ------------

NET INCOME (LOSS)                                                $  561,201   $(1,142,854)
                                                                 ===========  ============


Basic and diluted income (loss) per share                        $     0.09   $     (0.22)
                                                                 ===========  ============

Weighted average common shares outstanding - basic and diluted    6,445,794     5,176,146
                                                                 ===========  ============





            See Notes to Condensed Consolidated Financial Statements


                            N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                                   March 31, 2011    December 31, 2010
                                                                  ----------------  -------------------
ASSETS
----------------------------------------------------------------
CURRENT ASSETS
 Cash and cash equivalents:
   Unrestricted                                                   $        92,427   $           37,112
   Restricted                                                             207,752              207,465
 Receivables, net:
   Trade, net of allowance for doubtful accounts of
    70,000 at March 31, 2011 and December 31, 2010                        802,410              780,844
   Related party - Mahoning Valley N-Viro                                  24,325               24,325
 Prepaid expenses and other assets                                         46,845               80,994
 Deferred costs - stock issued for services                               540,978              622,086
                                                                  ----------------  -------------------
Total current assets                                                    1,714,737            1,752,826

PROPERTY AND EQUIPMENT, NET                                             1,680,478            1,490,865

INTANGIBLE AND OTHER ASSETS, NET                                          137,387              159,304
                                                                  ----------------  -------------------

                                                                  $     3,532,602   $        3,402,995
                                                                  ================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------
CURRENT LIABILITIES
 Current maturities of long-term debt                             $       321,488   $          337,799
 Convertible debentures, net of discount                                  695,681              667,674
 Line of credit                                                           175,000              364,000
 Accounts payable                                                       1,086,070            1,089,513
 Accrued liabilities                                                      237,512              226,062
                                                                  ----------------  -------------------
Total current liabilities                                               2,515,751            2,685,048

Long-term debt, less current maturities                                   357,424              230,931
Fair value of warrant liability                                           231,777              744,476
                                                                  ----------------  -------------------

Total liabilities                                                       3,104,952            3,660,455

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $0.01 par value, authorized 2,000,000 shares;
  issued -0- shares in 2011 and 2010                                            -                    -
 Common stock, $.01 par value; authorized 35,000,000 shares;
  issued 6,062,214 in 2011 and 2010                                        60,622               60,622
 Note receivable for common stock                                        (300,000)            (300,000)
 Additional paid-in capital                                            24,672,553           24,548,644
 Accumulated deficit                                                  (23,320,635)         (23,881,836)
                                                                  ----------------  -------------------
                                                                        1,112,540              427,430
Less treasury stock, at cost, 123,500 shares                              684,890              684,890
                                                                  ----------------  -------------------
Total stockholders' equity (deficit)                                      427,650             (257,460)
                                                                  ----------------  -------------------

                                                                  $     3,532,602   $        3,402,995
                                                                  ================  ===================



            See Notes to Condensed Consolidated Financial Statements


                     N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                       2011        2010
                                                                    ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 433,516   $ 156,184

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change to restricted cash and cash equivalents                     (286)       (223)
  Advances to related parties                                               -      (3,000)
  Purchases of property and equipment                                (299,096)    (37,327)
                                                                    ----------  ----------
Net cash used in investing activities                                (299,382)    (40,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock warrants exercised                                    -       2,405
  Net repayments on line of credit                                   (189,000)     (5,000)
  Principal payments on long-term obligations                        (121,624)   (128,641)
  Proceeds from stock options exercised                                     -      69,261
  Proceeds from convertible debentures issued, net of issuance costs        -      29,960
  Borrowings under long-term obligations                              231,805      37,327
                                                                    ----------  ----------
Net cash (used) provided by financing activities                      (78,819)      5,312
                                                                    ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              55,315     120,946

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        37,112      61,380
                                                                    ----------  ----------

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD                        $  92,427   $ 182,326
                                                                    ==========  ==========


Supplemental disclosure of cash flows information:
     Cash paid during the three months ended for interest           $  31,975   $  37,580
                                                                    ==========  ==========

















            See Notes to Condensed Consolidated Financial Statements

               N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

     The accompanying consolidated financial statements of N-Viro International Corporation (the "Company") are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated. The results of operations for the three months ended March 31, 2011 may not be indicative of the results of operations for the year ending December 31, 2011. Since the accompanying consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2010.

     The financial statements are consolidated as of March 31, 2011, December 31, 2010 and March 31, 2010 for the Company. All intercompany transactions were eliminated.

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no changes in the selection and application of critical accounting policies and estimates disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2010.


NOTE  2.     LONG-TERM  DEBT  AND  LINE  OF  CREDIT

     During the first quarter of 2011, the Company had a line of credit up to $400,000 at the Comerica Bank, N.A. prime rate (3.25% at March 31, 2011) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all assets (except equipment) of the Company, with Monroe Bank + Trust, or the Bank, with a maturity date of April 15, 2011. Two certificates of deposit totaling $141,000 from the Bank are held as a condition of maintaining the line of credit. In April 2011, the renewal date of the line of credit was extended to June 15, 2011. At March 31, 2011, the Company had $225,000 of borrowing capacity under the credit facility.

     From the beginning of 2009 through the first quarter of 2011, the Company has borrowed a total of $1,587,626 from nine lenders to purchase processing and automotive equipment. As of March 31, 2011, a total of sixteen term notes are outstanding, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $33,000 and all secured by equipment. The total amount owed on all notes as of March 31, 2011 was approximately $670,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

     During 2009 the Company issued $765,000 of Debentures to a total of twenty three accredited investors, and one investor redeemed $10,000 of Debentures into unregistered common stock. During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock. The Debentures mature at June 30, 2011 and as of March 31, 2011, the Company held $720,000 of Debentures.

     Because the fair market value of the Company's common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain Debentures sold to date, which totaled $184,975. The discount is then required to be amortized as a period expense over the periods the Debentures are scheduled to be outstanding, which averages 20 months. For the first quarter ended March 31, 2011 and 2010, amortization expense amounted to $27,006 and $26,661, respectively.


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

     The Company's executive and administrative offices are located in Toledo, Ohio. Through April 2011, the Company operated under under a month to month lease and the relationship with the lessor was satisfactory. The total rental expense for this location included in the statements of operations for each of the three months ended March 31, 2011 and 2010 is approximately $38,500. In April 2011, the Company signed a 68 month lease with a new lessor in Toledo. The total minimum rental commitment for the year ending December 31, 2011 is approximately $15,600, for 2012 is $37,400, for 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year. The Company also leases various equipment on a month-to-month basis.

     In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year. The total minimum rental commitment for the year ended December 31, 2011 is $18,000. The total rental expense included in the statements of operations for the three months ended March 31, 2011 is $6,000.

     In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year. In June 2010, the Company renewed the lease for an additional year through May 31, 2011. The total minimum rental commitment for the year ending December 31, 2011 is $12,500. The total rental expense included in the statements of operations for each of the three months ended March 31, 2011 and 2010 is $7,500.

     The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in March 2009 for five years. The total minimum rental commitment for the years ending December 31, 2011 through 2013 is $48,000 each year, and for 2014 is $12,000. The total rental expense included in the statements of operations for each of the three months ended March 31, 2011 and 2010 is $36,000.

     The Company leased processing equipment at its Florida location which began in 2006 under a four year contract. The total minimum rental commitment for the year ended December 31, 2010 was $3,000. The total rental expense included in the statements of operations for each of the three months ended March 31, 2011 and 2010 is approximately $-0- and $3,000, respectively. In February 2010, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

     The Company also leased other processing equipment at its Florida location which began in February 2008 under a three-year lease. The total minimum rental commitment for the year ending December 31, 2011 is $3,900. The total rental expense included in the statements of operations for each of the three months ended March 31, 2011 and 2010 is approximately $3,900 and $11,600, respectively. In February 2011, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

     The Company operates in an environment with many financial risks, including, but not limited to, major customer concentrations, customer contract termination provisions, competing technologies, infringement and/or misappropriation of intellectual property rights, the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company

     From time to time the Company is involved in legal proceedings and subject to claims which may arise in the ordinary course of business. The Company is not aware of any legal proceedings or material claims at this time.


NOTE  4.     NEW  ACCOUNTING  STANDARDS

     Accounting Standards Updates not effective until after March 31, 2011 are not expected to have a significant effect on the Company's consolidated financial position or results of operations.


NOTE  5.     SEGMENT  INFORMATION

     During 2010, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources. The chief operating decision maker is the Chief Executive Officer.


NOTE 6.     BASIC AND DILUTED INCOME (LOSS) PER SHARE

     Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants. For the three months ended March 31, 2011, 1,637,200 outstanding stock options and warrants have been excluded from the computation of diluted income per share because the exercise prices of the equivalents were higher than the average market price of the Company's common stock during that period and are anti-dilutive. For the three months ended March 31, 2010, the Company incurred a net loss. Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.


NOTE 7.     COMMON STOCK

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

     In September 2010, the Company executed Amendment Number 1, effective September 15, 2010 (the "Amendment") to the Purchase Agreement with VC Energy. The purpose of the Amendment was to modify certain of the purchase terms in the Purchase Agreement, and VC Energy exercised its option to purchase 200,000 shares of the Company's common stock for $500,000 which VC Energy paid for by delivering its unsecured promissory note to the Company for $500,000, payable in installments over a 12 month period, with the first $200,000 of such installments due bi-weekly between September 30, 2010 and December 30, 2010 and the final $300,000 due September 15, 2011. The promissory note provides for acceleration in the event of default and a default interest rate of 8% per annum. The Company also delivered 200,000 warrants to purchase shares of its common stock at an exercise price of $2.50 per share. Under the Amendment, the Company will transfer all 200,000 shares and 200,000 warrants to an Escrow Agent, and the shares and warrants will be released ratably to VC Energy as installments payments due the Company are received. VC Energy made all installment payments due through December 2010, and the escrow agent delivered 80,000 shares and 80,000 warrants to VC Energy, with the remaining shares and warrants continuing to be held by the escrow agent. In addition, VC Energy's option to purchase the remaining 200,000 shares of the Company's common stock was extended to December 31, 2010 and then a second time to March 1, 2011, on the same terms as the original Purchase Agreement. VC Energy did not exercise the purchase option for the additional 200,000 shares on or before March 1, 2011. At each extension date, the Company recorded the difference in the fair market value of the Company's common stock and the recorded price of the stock warrants as a reduction to Accumulated Deficit and an increase to the Additional Paid In Capital accounts.

     In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price ("down-round" provisions) as a derivative security at fair value with future changes in fair value recorded in earnings. As of March 31, 2011, the Company has recorded a liability of $231,777 to reflect the fair value of the warrants. The Company will be periodically required to re-measure the fair value of the warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss. During the three months ended March 31, 2011, the Company recorded a gain of $512,699 on the revaluation from the two issuances of the warrants to the end of the period.


NOTE 8.     SUBSEQUENT EVENTS

     None

     The Company has performed a review of events subsequent to the balance sheet date.


NOTE 9.     STOCK OPTIONS

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

     Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company. Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant. These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options. To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014. For the three months ended March 31, 2011, this charge was $118,000.

     On October 15, 2010, the Company granted a total of 75,000 stock options to three employees. All of the options granted are for a period of ten years, are exercisable at $1.89 per share and vest ratably over a period of four years from the date of grant. These options were granted under the N-Viro International Second Amended and Restated 2004 Stock Option Plan and are intended as Incentive Stock Options. To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $121,300 through October 2014. For the three months ended March 31, 2011, this charge was $6,100.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENTS

     This 10-Q contains statements that are forward-looking. We caution that words used in this document such as "expects," "anticipates," "believes," "may," and "optimistic," as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future. These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from the results described in those statements. There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including: (i) a deterioration in economic conditions in general; (ii) a decrease in demand for our products or services in particular;
(iii) our loss of a key employee or employees; (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services; (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2010 under the caption "Risk Factors." This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Although we believe that the forward-looking statements contained in this Form10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved. All forward-looking statements in this Form10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

     We were incorporated in Delaware in April 1993, and became a public company in October 1993. We own and sometimes license various N-Viro processes and patented technologies to treat and recycle wastewater and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electrical generation and other industries. To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludge from municipal wastewater treatment facilities. All N-Viro products produced according to the N-Viro Process specifications, are "exceptional quality" sludge products under the 40 CFR Part 503 Sludge Regulations promulgated under the Clean Water Act of 1987.

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

     Total revenues were $1,952,000 for the quarter ended March 31, 2011 compared to $1,372,000 for the same period of 2010. The net increase in revenue is due primarily to an increase in processing revenue, specifically sludge management fees. Our cost of revenues increased to $1,297,000 in 2011 from $998,000 for the same period in 2010, and the gross profit margin increased to 34% for the quarter ended March 31, 2011, from 27% for the same period in 2010. This increase in gross profit margin is due primarily to the increase in the overall percentage of revenue derived from sludge management fees at our Florida operation, which had an associated lower cost on this additional revenue because of economies of scale. Operating expenses decreased substantially for the quarter ended March 31, 2011 over the comparative prior year period, and was the single biggest factor for the increase in net income for 2011 compared to 2010. These changes collectively resulted in net income of $561,000 for the quarter ended March 31, 2011 compared to a net loss of $1,143,000 for the same period in 2010, a decrease in the loss of $1,704,000.

     Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and principal (debt) repayments, resulted in an "adjusted cash income" (non-GAAP) of $253,000 for the quarter ended March 31, 2011. The reconciliation between GAAP net income and "adjusted cash income (non-GAAP)" is as follows:


  GAAP net income                         $ 561,201
  Depreciation + Amortization               116,300
  Cash out for fixed assets capitalized     (25,001)
  Stock and stock options expensed          205,000
  Stock discount on debentures expensed      28,000
  Gain on market value of stock warrants   (513,000)
  Debt service payments                    (119,500)
                                          ----------

  "Adjusted cash income (non-GAAP)"       $ 253,000
                                          ==========


     We feel this measure of our operating results is material as we historically have a large amount of our results affected by non-cash events.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2011 WITH THREE MONTHS ENDED MARCH 31, 2010

     Our overall revenue increased $580,000, or 42%, to $1,952,000 for the quarter ended March 31, 2011 from $1,372,000 for the quarter ended March 31, 2010. The net increase in revenue was due primarily to the following:

     a) Sales of alkaline admixture decreased $6,000 from the same period ended in 2010 - this decrease was primarily the result of a decrease in demand with our Ohio-area customers;

     b) Revenue from the service fees for the management of alkaline admixture increased $111,000 from the same period ended in 2010 - this increase was attributed primarily to the Florida-area customers, which increased $98,000 compared to the same period in 2010; and

     c) Our processing revenue, including facility management revenue, showed a net increase of $472,000 over the same period ended in 2010. This was primarily from our Florida operation, which showed an increase of $526,000 in facility management fees over 2010. Offsetting the increase was facility management revenue from the Toledo operation which decreased by $54,000 over 2010.

     Our gross profit increased $282,000, or 75%, to $656,000 for the quarter ended March 31, 2011 from $374,000 for the quarter ended March 31, 2010, and the gross profit margin increased to 34% from 27% for the same periods. The increase in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from sludge management fees at our Florida operation, which had an associated lower cost on this additional revenue because of economies of scale. Our Toledo operation contributed $140,000 of gross profit on overall revenue of $284,000, which was an increase of $16,000 of gross profit over the same period in 2010. Our Florida operation contributed $527,000 of gross profit on overall revenue of $1,622,000, which was an increase of $271,000 of gross profit over the same period in 2010. A majority of this increase in Florida's gross profit was from the increased revenue from sludge management fees, which were realized at a lower cost percentage as a result of economies of scale and increased efficiency in sludge handled at the facility. The increased sludge management fees were the result of our agreement with Orange County Utilities that began in December 2010 and ended in early March 2011. We do not expect Orange County to resume that agreement in the near future.

     Our operating expenses decreased $958,000, or 63%, to $564,000 for the quarter ended March 31, 2011 from $1,521,000 for the quarter ended March 31, 2010. The decrease was primarily due to decreases of $486,000 in consulting fees and expenses, $422,000 in payroll and related costs and $28,000 in legal fees. Of the total decrease of $908,000 in combined payroll and consulting costs, $912,000 were non-cash costs relating to the issuances of stock and stock options. Therefore, for the first quarter 2011 actual cash outlays in these combined categories decreased by a total of $4,000 over the same period in 2010.

     As a result of the foregoing factors, we recorded operating income of $92,000 for the quarter ended March 31, 2011 compared to an operating loss of $1,147,000 for the quarter ended March 31, 2010, a decrease in the loss of $1,239,000.

     Our net nonoperating income (expense) increased by $464,000 to net nonoperating income of $468,000 for the quarter ended March 31, 2011 from net nonoperating income of $4,000 for the similar quarter in 2010. The increase in net nonoperating income was primarily due to an increase of $513,000 from the gain recorded on warrants issued whose value decreased from the issuance date, offset by a decrease of $49,000 from 2010 to 2011 in the extinguishment of certain liabilities no longer due.

     We recorded net income of $561,000 for the quarter ended March 31, 2011 compared to a net loss of $1,143,000 for the same period ended in 2010, a decrease in the loss of $1,704,000. Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in adjusted cash income (non-GAAP) of $253,000 for the quarter ended in 2011. Similar non-cash expenses, cash out and debt repayments for the same period in 2010 resulted in adjusted cash income (non-GAAP) of $7,000, an increase in adjusted cash income (non-GAAP) of $246,000 in the first quarter 2011 versus 2010.

     For the quarters ended March 31, 2011 and 2010, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses. Accordingly, our effective tax rate for each period was zero.


LIQUIDITY  AND  CAPITAL  RESOURCES

     We had a working capital deficit of $801,000 at March 31, 2011, compared to a working capital deficit of $932,000 at December 31, 2010, resulting in an increase in working capital of $131,000. Current assets at March 31, 2011 included cash and cash equivalents of $300,000 (including restricted cash of $208,000), which is an increase of $55,000 from December 31, 2010. The net positive change in working capital from December 31, 2010 was primarily from a decrease to the line of credit of $189,000, offset by a decrease to the net deferred current asset of $81,000 for amortization of common stock given pursuant to consulting contracts entered into during 2009.

     In the three months ended March 31, 2011 our cash flow provided by operating activities was $364,000, an increase of $208,000 over the same period in 2010. The components of the increase in cash flow provided by operating activities from 2010 was principally due to an increase in net income of $1,728,000 and a decrease of $98,000 in trade accounts payable, offset by a $912,000 decrease in stock warrants and stock options issued for fees and services, a decrease of $537,000 in the market price of derivatives issued, an increase of $126,000 in trade accounts receivable and an increase of $48,000 in deferred assets.

     We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin. From 2006 to the first quarter of 2010, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was: 2006 - 46%; 2007 - 77%; 2008 - 94%; 2009 -
95%; 2010 - 96%; through first quarter 2011 - 97%. We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

     During the first quarter of 2011, we had a line of credit up to $400,000 at the Comerica Bank, N.A. prime rate (3.25% at March 31, 2011) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all our assets (except equipment), with Monroe Bank + Trust, or the Bank, with a maturity date of April 15, 2011. Two certificates of deposit totaling $141,000 from the Bank are held as a condition of maintaining the line of credit. In April 2011, the renewal date of the line of credit was extended to June 15, 2011. At March 31, 2011, we had $225,000 of borrowing capacity under the credit facility.

     From the beginning of 2009 through the first quarter of 2011, we borrowed a total of $1,587,626 from nine lenders to purchase processing and automotive equipment. As of March 31, 2011, a total of sixteen term notes are outstanding, ranging from 3.8% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $33,000 and all secured by equipment. The total amount owed on all notes as of March 31, 2011 was approximately
$670,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

     In 2009 we approved an offering of up to $1,000,000 of Convertible Debentures (the "Debentures"), convertible at any time into our unregistered common stock at $2.00 per share. The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record. We have timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009. At any time, we may redeem all or a part of the Debentures at face value plus unpaid interest.

     During 2009 we issued $765,000 of Debentures to a total of twenty three accredited investors, and one investor redeemed $10,000 of Debentures into unregistered common stock. During 2010 we issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock. The Debentures mature at June 30, 2011 and as of March 31, 2011 we held $720,000 of Debentures.

     Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain Debentures sold to date, which totaled $184,975. The discount is then required to be amortized as a period expense over the periods the Debentures are scheduled to be outstanding, which averages 20 months. For the first quarter ended March 31, 2011 and 2010, amortization expense amounted to $27,006 and $26,661, respectively.

     Because the Debentures mature at June 30, 2011, we expect to either raise or generate enough cash to satisfy some or all of the liability, extend the maturity date with some or all of the debenture holders, convert some or all of the debentures to equity or a combination of the three. Any of these possiblities may involve issuing additional common stock or common stock equivalents.

     For the remainder of 2011 we expect to improve operating results and have adequate cash or access to cash to adequately fund operations by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options. We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations. We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology. In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

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


OFF-BALANCE  SHEET  ARRANGEMENTS

     At March 31, 2011, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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


CONTRACTUAL OBLIGATIONS

     The following table summarizes our contractual cash obligations at March 31, 2011, and the effect these obligations are expected to have on liquidity and cash flow in future periods:


                                                      Payments Due By Period

                                                 Note #     Total     Less than 1 year   2 - 4 years   5 - 6 years   after 6 years
                                                 -------  ----------  -----------------  ------------  ------------  -------------
Purchase obligations                                 (1)      18,200             18,200             -             -              -
Long-term debt obligations and related interest      (2)   1,457,581          1,070,020       362,543        25,018              -
Operating leases                                     (3)     345,593             98,043       206,786        40,764              -
Capital lease obligations                                          -                  -             -             -              -
Line of Credit obligation                                    175,000            175,000                           -              -
Other long-term debt obligations                                   -                  -             -             -              -
                                                          ----------  -----------------  ------------  ------------  -------------
Total contractual cash obligations                        $1,996,374  $       1,361,263  $    569,329  $     65,782  $           -
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

CHANGES ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the three months ended March 31, 2011, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.


ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     In April 2011, we sold a total of 29,214 shares of unregistered restricted stock to two individuals, Wayne M. McDowell (16,556 shares at $1.51 per share) and Arthur J. Rodrigues (12,658 shares at $1.58 per share) for total gross cash proceeds of approximately $45,000. These proceeds were used for operating expenses. Simultaneously and subject to the same terms and conditions, we issued a total of 29,214 warrants to the two purchasers to acquire shares of our common stock at a price of 30% above the respective purchase price each of them paid for our common stock. The shares and the warrants were issued and sold in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.


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

          N-VIRO INTERNATIONAL CORPORATION

Date:       May 16, 2011        /s/ Timothy R. Kasmoch
          --------------        ----------------------
                                Timothy R. Kasmoch
                                Chief Executive Officer and President
                                (Principal Executive Officer)

Date:       May 16, 2011        /s/  James K. McHugh
          --------------        --------------------
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