Form 10-Q
period 2011-06-30
N-VIRO INTERNATIONAL CORP
filed 2011-08-15
CIK 904896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number:  0-21802

N-VIRO INTERNATIONAL CORPORATION

(Exact name of small business issuer as specified in its charter)

             Delaware                                                                                                 34-1741211
        (State or other jurisdiction of                                                                                            (IRS Employer Identification No.)
         incorporation or organization)

2254 Centennial Road
Toledo, Ohio                                                                                  43617
      (Address of principal executive offices)                                                                                         (Zip Code)

Registrant's telephone number, including area code:    (419) 535-6374

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer                                                                                      Accelerated filer

Non-accelerated filer                                                                                        Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes         No  ☒

As of August 8, 2011, 6,001,556 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

REVENUES	$1,432,389	$1,238,610	$3,384,790	$2,610,623

COST OF REVENUES	1,318,589	1,150,235	2,615,137	2,148,229

GROSS PROFIT	113,800	88,375	769,653	462,394

OPERATING EXPENSES
Selling, general and administrative	640,659	1,042,140	1,204,052	2,563,433

OPERATING LOSS	(526,859)	(953,765)	(434,399)	(2,101,039)

OTHER INCOME (EXPENSE)
Gain (loss) on market price changes of warrants issued	(159,715)	-	352,984	-
Interest income	274	319	589	543
Amortization of discount on convertible debentures	(24,319)	(26,661)	(52,326)	(53,322)
Interest expense	(19,430)	(20,672)	(39,705)	(42,611)
Gain on debt modification	32,737	-	32,737	-
Gain on extinguishment of liabilities	36,000	67,724	40,008	120,521
	(134,453)	20,710	334,287	25,131

LOSS BEFORE INCOME TAXES	(661,312)	(933,055)	(100,112)	(2,075,908)

Federal and state income taxes	-	-	-	-

NET LOSS	$(661,312)	$(933,055)	$(100,112)	$(2,075,908)

Basic and diluted loss per share	$(0.11)	$(0.18)	$(0.02)	$(0.40)

Weighted average common shares outstanding - basic and diluted	5,964,773	5,226,605	5,951,815	5,201,515

See Notes to Condensed Consolidated Financial Statements

N-Viro International Corporation & Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$50,470	$37,112
Restricted	208,026	207,465
Receivables, net:
Trade, net of allowance for doubtful accounts of
$70,000 at June 30, 2011 and December 31, 2010	545,331	780,844
Related party - Mahoning Valley N-Viro	24,325	24,325
Prepaid expenses and other assets	193,159	80,994
Deferred costs - stock issued for services	459,869	622,086
Total current assets	1,481,180	1,752,826

PROPERTY AND EQUIPMENT, NET	1,569,156	1,490,865

INTANGIBLE AND OTHER ASSETS, NET	121,307	159,304

	$3,171,643	$3,402,995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$401,920	$337,799
Convertible debentures, net of discount	305,000	667,674
Line of credit	243,000	364,000
Accounts payable	860,784	1,089,513
Accrued liabilities	232,315	226,062
Total current liabilities	2,043,019	2,685,048

Long-term debt, less current maturities	311,749	230,931
Convertible debentures - long-term, net of discount	332,263	-
Fair value of warrant liability	391,492	744,476

Total liabilities	3,078,523	3,660,455

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2011 and 2010	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 6,125,056 in 2011 and 6,062,214 in 2010	61,251	60,622
Note receivable for common stock	-	(300,000)
Additional paid-in capital	24,858,470	24,548,644
Accumulated deficit	(24,141,711)	(23,881,836)
	778,010	427,430
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' equity (deficit)	93,120	(257,460)

	$3,171,643	$3,402,995

See Notes to Condensed Consolidated Financial Statements

N-Viro International Corporation & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30
	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$280,303	$11,127

CASH FLOWS FROM INVESTING ACTIVITIES
Net change to restricted cash and cash equivalents	(561)	(66,748)
Advances to related parties	-	(9,000)
Purchases of property and equipment	(354,982)	(54,561)
Net cash used in investing activities	(355,543)	(130,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock warrants exercised	59,880	9,315
Net advances (repayments) on line of credit	(121,000)	55,000
Principal payments on long-term obligations	(251,808)	(222,571)
Proceeds from stock options exercised	-	79,707
Repayments of convertible debentures	(50,000)	-
Proceeds from convertible debentures issued, net of issuance costs	-	29,960
Private placement of stock, net of expenditures	54,780	(23,100)
Borrowings under long-term debt	396,746	175,578
Net cash provided by financing activities	88,598	103,889

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,358	(15,293)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	37,112	61,380

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$50,470	$46,087

Supplemental disclosure of cash flows information:
Cash paid during the six months ended for interest	$63,062	$74,281

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the six months ended June 30, 2011 may not be indicative of the results of operations for the year ending December 31, 2011.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2010.

The financial statements are consolidated as of June 30, 2011, December 31, 2010 and June 30, 2010 for the Company.  All intercompany transactions were eliminated.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  There have been no changes in the selection and application of critical accounting policies and estimates disclosed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2.                      Long-Term Debt and Line of Credit

During the second quarter of 2011, the Company had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Comerica Bank, N.A. prime rate (3.25% at June 30, 2011) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all assets (except equipment) of the Company, with a maturity date of June 15, 2011.  Two certificates of deposit totaling $141,100 from the Bank are held as a condition of maintaining the line of credit.  In June 2011, the renewal date of the line of credit was extended to August 15, 2011, and in August 2011 the line of credit was extended to August 2012.  At June 30, 2011, the Company had $157,000 of borrowing capacity under the credit facility.

From the beginning of 2006 through the second quarter of 2011, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of June 30, 2011, a total of sixteen term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $36,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of June 30, 2011 was approximately $596,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

In 2009 the Company approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into the Company’s unregistered common stock at $2.00 per share.  The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  The Company has timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009.  At any time, the Company may redeem all or a part of the Debentures at face value plus unpaid interest.

During 2009 the Company issued $765,000 of Debentures to a total of twenty three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013.  All other features of the expired Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of June 30, 2011, the Company held $670,000 of Debentures.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain Debentures sold to date, which totaled $184,975.  The discount is then required to be amortized as a period expense over the periods the Debentures are scheduled to be outstanding, which averages 20 months.  For the second quarter ended June 30, 2011 and 2010, amortization expense amounted to $24,319 and $26,661, respectively.

For periods subsequent to June 30, 2011, the Company is required under GAAP to record a discount for certain Debentures replaced, which totals $32,737.  The discount will be required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.

Note 3.                      Commitments and Contingencies

The Company’s executive and administrative offices are located in Toledo, Ohio.  Through April 2011, the Company operated under under a month to month lease at its former location.  The total rental expense for this location included in the statements of operations for the six months ended June 30, 2011 and 2010 is approximately $12,850 and $19,300, respectively.  In April 2011, the Company signed a 68 month lease with a new lessor in Toledo.  The total minimum rental commitment for the year ending December 31, 2011 is approximately $15,600, for 2012 is $37,400, for 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The Company also leases various equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  The total minimum rental commitment for the year ended December 31, 2011 is $18,000.  The total rental expense included in the statements of operations for the six months ended June 30, 2011 and 2010 is $12,000 and $-0-, respectively, and for the three months ended June 30, 2011 and 2010 is $6,000 and $-0-, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The Company considers its relationship with D&B Colon Leasing to be satisfactory.  The total minimum rental commitment for the year ending December 31, 2011 is $12,500.  The total rental expense included in the statements of operations for each of the six months ended June 30, 2011 and 2010 is $15,000, and for each of the three months ended June 30, 2011 and 2010 is $7,500.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in March 2009 for five years.  The total minimum rental commitment for the years ending December 31, 2011 through 2013 is $48,000 each year, and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the six months ended June 30, 2011 and 2010 is $24,000, and for each of the three months ended June 30, 2011 and 2010 is $12,000.

The Company leased processing equipment at its Florida location which began in February 2008 under a three-year lease.  The total minimum rental commitment for the year ending December 31, 2011 is $3,900.  The total rental expense included in the statements of operations for each of the six months ended June 30, 2011 and 2010 is approximately $3,900 and $23,100, respectively and for the three months ended June 30, 2011 and 2010 is $-0- and $11,500, respectively.  In February 2011, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

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

Note 4.                      New Accounting Standards

Accounting Standards Updates not effective until after June 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 5.                      Segment Information

During 2010, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 6.                      Basic and diluted loss per share

Basic and diluted loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the quarter and six months ended June 30, 2011 and 2010, the Company incurred a net loss.  Accordingly, 90,406 common stock equivalents for outstanding stock options and warrants have not been included in the computation of diluted loss per share for the quarter ended June 30, 2011, as the impact would be anti-dilutive.

Note 7.                      Common Stock

In July 2010, the Company executed a Purchase Agreement, License and Development Agreement and Registration Rights Agreement (the “Agreements”), with VC Energy I, LLC of Las Vegas, NV, or VC Energy.  Concurrently, the Company sold VC Energy 200,000 shares of the Company's unregistered common stock at a price of $2.50 per share, issued VC Energy 200,000 warrants exercisable at $2.75 per share, and also granted VC Energy an option to acquire another 400,000 shares of the Company’s unregistered common stock at a price of $2.50 per share, and 400,000 warrants exercisable at $2.75 per share.

In September 2010, the Company executed Amendment Number 1, effective September 15, 2010 (the “Amendment”) to the Purchase Agreement with VC Energy.  The purpose of the Amendment was to modify certain of the purchase terms in the Purchase Agreement, and VC Energy exercised its option to purchase 200,000 shares of the Company’s common stock for $500,000 which VC Energy paid for by delivering its unsecured promissory note to the Company for $500,000, payable in installments over a 12 month period, with the first $200,000 of such installments due bi-weekly between September 30, 2010 and December 30, 2010 and the final $300,000 due September 15, 2011.  The promissory note provides for acceleration in the event of default and a default interest rate of 8% per annum.  The Company also delivered 200,000 warrants to purchase shares of its common stock at an exercise price of $2.50 per share.  Under the Amendment, the Company will transfer all 200,000 shares and 200,000 warrants to an Escrow Agent, and the shares and warrants will be released ratably to VC Energy as installments payments due the Company are received.  VC Energy made all installment payments due through December 2010, and the escrow agent delivered 80,000 shares and 80,000 warrants to VC Energy, with the remaining shares and warrants continuing to be held by the escrow agent.  In addition, VC Energy’s option to purchase the remaining 200,000 shares of the Company’s common stock was extended to December 31, 2010 and then a second time to March 1, 2011, on the same terms as the original Purchase Agreement.  VC Energy did not exercise the purchase option for the additional 200,000 shares on or before March 1, 2011.  At each extension date, the Company recorded a deemed dividend for the increase in value of the purchase option as a reduction to Accumulated Deficit and an increase to the Additional Paid In Capital accounts.

In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of June 30, 2011, the Company has recorded a liability of $391,492 to reflect the fair value of the warrants.  The Company will be periodically required to re-measure the fair value of the warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the six months ended June 30, 2011, the Company recorded a gain of $352,984 on the revaluation from the two issuances of the warrants to the end of the period.

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

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock may be issued.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2010 and 2009 from the 2004 Plan at the approximate market value of the stock at date of grant, as defined in the plan.

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For the six months ended June 30, 2011 and 2010 this charge was $236,000 and $609,000, respectively, and for the quarter ended June 30, 2011 and 2010 this charge was $118,000 and $491,000, respectively.

In October 2010, the Company granted a total of 75,000 stock options to three employees.  All of the options granted are for a period of ten years, are exercisable at $1.89 per share and vest ratably over a period of four years from the date of grant.  These options were granted pursuant to the 2004 Plan and are intended as Incentive Stock Options.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $121,300 through October 2014.  For the six months and quarter ended June 30, 2011 this charge was $12,100 and $6,000, respectively.

In May 2011, the Company also granted stock options totaling 180,000 options to directors.  All of the options granted are for a period of ten years , are pursuant to the 2010 Plan, are exercisable at $1.78 and do not vest until November 2011.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $321,400 ratably over the subsequent six-month period.  For the quarter ended June 30, 2011, the Company recorded an expense of approximately $88,100.

Note 9.                      Subsequent Events

None

The Company has performed a review of events subsequent to the balance sheet date.

Item 2.                      Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This 10-Q contains statements that are forward-looking.  We caution that words used in this document such as “expects,” “anticipates,” “believes,” “may,” and “optimistic,” as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.  These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from the results described in those statements.  There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including:  (i) a deterioration in economic conditions in general;  (ii) a decrease in demand for our products or services in particular;  (iii) our loss of a key employee or employees;  (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services;  (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2010 under the caption "Risk Factors."  This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved.  All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

In April 2011, we started operating the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  Once completed, we expect the initial test to evolve into long-term agreements for the N-Viro Fuel product.  This mobile system will thereafter be available for use at various locations to demonstrate the N-Viro Fuel process to other municipalities and provide required test fuel quantities for power companies throughout the United States.  This mobile system is expected to be a key component to developing N-Viro Fuel™ facilities for several years to come.

Results of Operations

The dollar amounts in the following sections are stated as approximations, rounded to the nearest $1,000.

Total revenues were $1,432,000 for the quarter ended June 30, 2011 compared to $1,239,000 for the same period of 2010.  The net increase in revenue is due primarily to an increase in processing revenue, specifically sludge management fees, and service fee revenue for the management of alkaline admixture.  Our cost of revenues increased to $1,319,000 in 2011 from $1,150,000 for the same period in 2010, and the gross profit margin increased to 8% for the quarter ended June 30, 2011, from 7% for the same period in 2010.  This increase in gross profit margin was the result of two factors: an increase in the overall percentage of revenue derived from sludge management fees and revenue for the management of alkaline admixture at our Florida operation, which both had an associated higher profit margin on this additional revenue because of economies of scale, offset negatively by the startup in April 2011 of our Pennsylvania fuel pilot plant, which sustained losses for the quarter.  Operating expenses decreased substantially for the quarter ended June 30, 2011 over the comparative prior year period, and was the single biggest factor for the decrease in net loss for 2011 compared to 2010.  Nonoperating income (expense) also showed a large decrease from the second quarter of 2010 to 2011.  These changes collectively resulted in a net loss of $661,000 for the quarter ended June 30, 2011 compared to a net loss of $933,000 for the same period in 2010, a decrease in the loss of $272,000.

Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and principal (debt) repayments, resulted in an “adjusted cash loss” (non-GAAP) of $274,000 for the quarter ended June 30, 2011.  The reconciliation between GAAP net loss and “adjusted cash loss (non-GAAP)” is as follows:

GAAP net loss	$(661,000)
Depreciation + Amortization	164,000
Cash out for fixed assets capitalized	(92,000)
Stock and stock options expense	293,000
Amortization of discount on debentures	24,000
Gain on debt modification	(33,000)
Loss on market value of stock warrants	160,000
Debt service payments	(129,000)

"Adjusted cash loss (non-GAAP)"	$(274,000)

We feel this measure of our operating results is relevant to management and investors as we historically have a large amount of our results affected by non-cash events.

Comparison of Three Months Ended June 30, 2011 with Three Months Ended June 30, 2010

Our overall revenue increased $194,000, or 16%, to $1,432,000 for the quarter ended June 30, 2011 from $1,239,000 for the quarter ended June 30, 2010.  The net increase in revenue was due primarily to the following:

a)  Sales of alkaline admixture increased $7,000 from the same period ended in 2010 – this increase was primarily the result of an increase in demand with our Ohio-area customers;

b)  Revenue from the service fees for the management of alkaline admixture increased $87,000 from the same period ended in 2010 – this increase was attributed primarily to the Florida-area customers, which increased $49,000 compared to the same period in 2010; and

c)  Our processing revenue, including facility management revenue, showed a net increase of $99,000 over the same period ended in 2010.  This was primarily from our Florida operation, which showed an increase of $77,000 in facility management fees over 2010.

Our gross profit increased $25,000, or 29%, to $114,000 for the quarter ended June 30, 2011 from $88,000 for the quarter ended June 30, 2010, and the gross profit margin increased to 8% from 7% for the same periods.  The increase in gross profit margin was the result of two factors: an increase in the overall percentage of revenue derived from sludge management fees and revenue for the management of alkaline admixture at our Florida operation, which both had an associated higher profit margin on this additional revenue because of economies of scale, offset negatively by the startup in April 2011 of our Pennsylvania fuel pilot plant, which sustained losses of $117,000 for the quarter.  Our Toledo operation contributed approximately $146,000 of gross profit on overall revenue of $311,000, which was an increase of $117,000 of gross profit over the same period in 2010.  Our Florida operation contributed $60,000 of gross profit on overall revenue of $1,043,000, which was an increase of $11,000 of gross profit over the same period in 2010.

Our operating expenses decreased $401,000, or 39%, to $641,000 for the quarter ended June 30, 2011 from $1,042,000 for the quarter ended June 30, 2010.  The decrease was primarily due to a decrease of $401,000 in consulting fees and expenses.  Of the decrease in consulting costs, $374,000 were non-cash costs relating to the issuances of stock and stock options.  Therefore, for the second quarter 2011 actual cash outlays for consulting expenses  decreased by a total of $27,000 over the same period in 2010.

As a result of the foregoing factors, we recorded an operating loss of $527,000 for the quarter ended June 30, 2011 compared to an operating loss of $954,000 for the quarter ended June 30, 2010, a decrease in the loss of $427,000.

Our net nonoperating income (expense) decreased by $155,000 to net nonoperating expense of $134,000 for the quarter ended June 30, 2011 from net nonoperating income of $21,000 for the similar quarter in 2010.  The decrease in net nonoperating income was primarily due to an increase of $160,000 from the loss recorded on warrants issued whose value increased from the issuance date, further increased by a decrease of $33,000 in the gain on a modification of certain debt and a decrease of $32,000 in the gain on extinguishment of certain liabilities no longer due.

We recorded a net loss of $661,000 for the quarter ended June 30, 2011 compared to a net loss of $933,000 for the same period ended in 2010, a decrease in the loss of $272,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $274,000 for the quarter ended in 2011.  Similar non-cash expenses, cash out and debt repayments for the same period in 2010 resulted in adjusted cash income (non-GAAP) of $244,000, an increase in the adjusted cash loss (non-GAAP) of $30,000 in the second quarter 2011 versus 2010.

For the quarters ended June 30, 2011 and 2010, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Six Months Ended June 30, 2011 with Six Months Ended June 30, 2010

Our overall revenue increased $774,000, or 30%, to $3,385,000 for the six months ended June 30, 2011 from $2,611,000 for the six months ended June 30, 2010.  The net increase in revenue was due primarily to the following:

a)  Sales of alkaline admixture increased $1,000 from the same period ended in 2010 – this increase was primarily the result of an increase in demand with our Ohio-area customers;

b)  Revenue from the service fees for the management of alkaline admixture increased $199,000 from the same period ended in 2010 – this increase was attributed primarily to the Florida-area customers, which increased $147,000 compared to the same period in 2010; and

c)  Our processing revenue, including facility management revenue, showed a net increase of $570,000 over the same period ended in 2010.  This was primarily from our Florida operation, which showed an increase of $604,000 in facility management fees over 2010.  Offsetting the increase was facility management revenue from the Toledo operation, which decreased by $34,000 over 2010.

Our gross profit increased $307,000, or 66%, to $770,000 for the six months ended June 30, 2011 from $462,000 for the six months ended June 30, 2010, and the gross profit margin increased to 23% from 18% for the same periods.  The increase in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from sludge management fees at our Florida operation, which had an associated lower cost on this additional revenue because of economies of scale, but was offset negatively by the startup in April 2011 of our Pennsylvania fuel pilot plant, which sustained losses of $117,000 for the year to date.  Our Toledo operation contributed $269,000 of gross profit on overall revenue of $595,000, which was an increase of $129,000 of gross profit over the same period in 2010.  Our Florida operation contributed $588,000 of gross profit on overall revenue of $2,665,000, which was an increase of $282,000 of gross profit over the same period in 2010.  A majority of this increase in Florida’s gross profit was from the increased revenue from sludge management fees, which were realized at a lower cost percentage as a result of economies of scale and increased efficiency in sludge handled at the facility.  The increased sludge management fees were primarily the result of our agreement with Orange County Utilities that began in December 2010 and ended in early March 2011.  We do not expect Orange County to resume that agreement in the near future.

Our operating expenses decreased $1,359,000, or 53%, to $1,204,000 for the six months ended June 30, 2011 from $2,563,000 for the six months ended June 30, 2010.  The decrease was primarily due to decreases of $885,000 in consulting fees and expenses, $401,000 in payroll and related costs and $31,000 in legal fees.  Of the total decrease of $1,286,000 in combined payroll and consulting costs, $1,296,000 were non-cash costs relating to the issuances of stock and stock options.  Therefore, for the six months ended June 30, 2011, actual cash outlays in these combined categories increased by a total of $10,000 over the same period in 2010.

As a result of the foregoing factors, we recorded an operating loss of $434,000 for the six months ended June 30, 2011 compared to an operating loss of $2,101,000 for the six months ended June 30, 2010, a decrease in the loss of $1,667,000.

Our net nonoperating income (expense) increased by $310,000 to net nonoperating income of $335,000 for the six months ended June 30, 2011 from net nonoperating income of $25,000 for the similar quarter in 2010.  The increase in net nonoperating income was primarily due to an increase of $353,000 from the gain recorded on warrants issued whose value decreased from the issuance date, offset by a decrease of $81,000 from 2010 to 2011 in the gain on extinguishment of certain liabilities no longer due and a decrease of $33,000 from 2010 to 2011 in the gain on the modification of certain debt.

We recorded a net loss of $100,000 for the six months ended June 30, 2011 compared to a net loss of $2,076,000 for the same period ended in 2010, a decrease in the loss of $1,976,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $20,000 for the six months ended in 2011.  Similar non-cash expenses, cash out and debt repayments for the same period in 2010 resulted in an adjusted cash loss (non-GAAP) of $237,000, a decrease in the adjusted cash loss (non-GAAP) of $217,000 in the six months ended June 30, 2011 versus the same period in 2010.

For the six months ended June 30, 2011 and 2010, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

           We had a working capital deficit of $562,000 at June 30, 2011, compared to a working capital deficit of $932,000 at December 31, 2010, resulting in an increase in working capital of $370,000.  Current assets at June 30, 2011 included cash and cash equivalents of $258,000 (including restricted cash of $208,000), which is an increase of $13,000 from December 31, 2010.  The net positive change in working capital from December 31, 2010 was primarily from an increase in prepaid expenses of $113,000 and a reclassification of $363,000 of debentures to long-term debt, offset by a decrease to the net deferred current asset of $162,000 for amortization of common stock given pursuant to consulting contracts entered into during 2009 and an increase of $64,000 in current maturities of long-term debt.

In the six months ended June 30, 2011 our cash flow provided by operating activities was $280,000, an increase of $269,000 over the same period in 2010.  The components of the increase in cash flow provided by operating activities from 2010 was principally due to an increase in net income of $1,943,000 and a decrease of $139,000 in trade accounts receivable and an increase of $54,000 in depreciation and amortization, offset by a $1,296,000 decrease in stock warrants and stock options issued for fees and services, a decrease of $353,000 in the market price of derivatives issued and a decrease of $218,000 in trade accounts payable.

We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin.  From 2006 to the second quarter of 2010, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was:  2006 – 46%;  2007 – 77%;  2008 – 94%; 2009 – 95%; 2010 – 96%; through second quarter 2011 – 96%.  We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

During the second quarter of 2011, we had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Comerica Bank, N.A. prime rate (3.25% at June 30, 2011) plus 0.75%, but in no event less than 5.75%, and secured by a first lien on all our assets (except equipment), with a maturity date of June 15, 2011.  Two certificates of deposit totaling $141,100 from the Bank are held as a condition of maintaining the line of credit.  In June 2011, the renewal date of the line of credit was extended to August 15, 2011, and in August 2011 the line of credit was extended to August 2012.  At June 30, 2011, we had $157,000 of borrowing capacity under the credit facility.

From the beginning of 2006 through the second quarter of 2011, we borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of June 30, 2011, a total of sixteen term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $36,000 and all secured by equipment.  The total amount owed on all notes as of June 30, 2011 was approximately $596,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

In 2009 we approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures are issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  We have timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009.  At any time, we may redeem all or a part of the Debentures at face value plus unpaid interest.

During 2009 we issued $765,000 of Debentures to a total of twenty three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 we issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013.  All other features of the expired Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of June 30, 2011, we held $670,000 of Debentures.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain Debentures sold to date, which totaled $184,975.  The discount is then required to be amortized as a period expense over the periods the Debentures are scheduled to be outstanding, which averages 20 months.  For the second quarter ended June 30, 2011 and 2010, amortization expense amounted to $24,319 and $26,661, respectively.

        For periods subsequent to June 30, 2011, we are required under GAAP to record a discount for certain Debentures replaced, which totals $32,737.  The discount will be required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.

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

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the six months ended June 30, 2011, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2011, we issued 100,000 stock warrants to the Cooke Family Trust for a cash payment to us of $10,000, exercisable over five years at $1.85 per share.  The proceeds were used for general operating expenses.

In June 2011, we issued a total of 6,600 shares of unregistered restricted stock to three individuals at $1.50 per shares, for a total of $9,900, in lieu of payment on furniture we purchased.

Also, on June 30, 2011, we issued 27,028 shares to a company for the exercise of $50,000 of stock warrants exercisable at $1.85 per share.  The proceeds were used to retire $50,000 of Convertible Debentures.

On August 5, 2011, we issued 20,000 stock warrants to each member of our Board of Directors and each of our officers, a total of 180,000 warrants, exercisable over five years at $1.53 per share.

All of the shares and the warrants were issued and sold in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

           As of the date of this filing, we are in default on $90,000 of Convertible Debentures to one investor.  We are in negotiation with the investor and expect to resolve this default in the third quarter of 2011.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

Exhibits:
See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N-VIRO INTERNATIONAL CORPORATION

Date:                 August 15, 2011                                                  /s/  Timothy R. Kasmoch
Timothy R. Kasmoch
Chief Executive Officer and President
(Principal Executive Officer)

Date:                 August 15, 2011                                                  /s/  James K. McHugh
James K. McHugh
Chief Financial Officer, Secretary and Treasurer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

                                 Document

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.