Form 10-Q/A
period 2011-06-30
N-VIRO INTERNATIONAL CORP
filed 2011-09-08
CIK 904896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number:  0-21802

N-VIRO INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware                                                                 34-1741211
(State or other jurisdiction of incorporation or registration                   (IRS Employer Identification No.)

2254 Centennial Road
                            Toledo, Ohio                                                                        43617
                                            (Address of principal executive offices)                                           (Zip Code)

Registrant's telephone number, including area code:    (419) 535-6374

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒     No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐                                                                                     Accelerated filer   o

Non-accelerated filer   o                                                                                      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes o      No  ☒

As of August 8, 2011, 6,001,556 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to N-Viro International Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.    Exhibits

Exhibit No.                   Description
101.INS*                      XBRL Instance Document
101.SCH*                     XBRL Taxonomy Extension Schema
101.CAL*                     XBRL Taxonomy Extension Calculation Linkbase
101.LAB*                     XBRL Taxonomy Extension Label Linkbase
101.PRE*                      XBRL Taxonomy Extension Presentation Linkbase

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N-VIRO INTERNATIONAL CORPORATION

Date:                 September 8, 2011                                              /s/  Timothy R. Kasmoch
Timothy R. Kasmoch
Chief Executive Officer and President
(Principal Executive Officer)

Date:                 September 8, 2011                                              /s/  James K. McHugh
James K. McHugh
Chief Financial Officer, Secretary and Treasurer
(Principal Financial & Accounting Officer)