Form 10-Q
period 2011-09-30
N-VIRO INTERNATIONAL CORP
filed 2011-11-14
CIK 904896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒      No  ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer      o                                                                            Accelerated filer      o

Non-accelerated filer        o                                                                            Smaller reporting company   x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  o      No  x

As of October 19, 2011, 5,994,992 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

N-VIRO INTERNATIONAL CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010

REVENUES	$1,194,721	$1,223,129	$4,579,511	$3,833,751

COST OF REVENUES	1,074,805	1,018,749	3,689,942	3,166,978

GROSS PROFIT	119,916	204,380	889,569	666,773

OPERATING EXPENSES
Selling, general and administrative	1,741,321	647,067	2,945,373	3,210,500

OPERATING LOSS	(1,621,405)	(442,687)	(2,055,804)	(2,543,727)

OTHER INCOME (EXPENSE)
Gain on market price changes of warrants issued	316,463	202,863	669,447	202,863
Interest income	278	209	868	752
Amortization of discount on convertible debentures	(4,092)	(27,006)	(56,418)	(80,328)
Interest expense	(19,175)	(19,415)	(58,880)	(62,026)
Gain on debt modification	-	-	32,737	-
Gain on extinguishment of liabilities	-	16,011	40,008	136,533
	293,474	172,662	627,762	197,794

LOSS BEFORE INCOME TAXES	(1,327,931)	(270,025)	(1,428,042)	(2,345,933)

Federal and state income taxes	-	-	-	-

NET LOSS	$(1,327,931)	$(270,025)	$(1,428,042)	$(2,345,933)

Basic and diluted loss per share	$(0.22)	$(0.05)	$(0.24)	$(0.44)

Weighted average common shares outstanding - basic and diluted	6,021,219	5,479,681	5,975,204	5,293,852

See Notes to Condensed Consolidated Financial Statements

N-Viro International Corporation & Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)
	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$14,133	$37,112
Restricted	208,304	207,465
Receivables, net:
Trade, net of allowance for doubtful accounts of
$70,000 at September 30, 2011 and December 31, 2010	455,035	780,844
Related party - Mahoning Valley N-Viro	24,325	24,325
Prepaid expenses and other assets	158,429	80,994
Deferred costs - stock and warrants issued for services	589,068	622,086
Total current assets	1,449,294	1,752,826

PROPERTY AND EQUIPMENT, NET	1,426,307	1,490,865

INTANGIBLE AND OTHER ASSETS, NET	114,866	159,304

	$2,990,467	$3,402,995

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$320,283	$337,799
Note Payable - related party	200,000	-
Convertible debentures, net of discount	90,000	667,674
Line of credit	362,000	364,000
Accounts payable	772,608	1,089,513
Accrued liabilities	208,232	226,062
Total current liabilities	1,953,123	2,685,048

Long-term debt, less current maturities	261,499	230,931
Convertible debentures - long-term, net of discount	336,355	-
Fair value of warrant liability	75,029	744,476

Total liabilities	2,626,006	3,660,455

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2011 and 2010	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 6,118,492 in 2011 and 6,062,214 in 2010	61,185	60,622
Note receivable for common stock	-	(300,000)
Additional paid-in capital	26,590,451	24,548,644
Accumulated deficit	(25,602,285)	(23,881,836)
	1,049,351	427,430
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' equity (deficit)	364,461	(257,460)

	$2,990,467	$3,402,995

See Notes to Condensed Consolidated Financial Statements

N-Viro International Corporation & Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended Sept. 30
	2011	2010

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$228,911	$(278,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change to restricted cash and cash equivalents	(838)	(66,957)
Advances to related parties	-	(9,000)
Proceeds from the sale of property and equipment	5	11,001
Purchases of property and equipment	(357,384)	(55,555)
Net cash used in investing activities	(358,217)	(120,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock warrant transactions	87,021	27,735
Net advances (repayments) on line of credit	(2,000)	5,000
Principal payments on long-term obligations	(383,694)	(340,422)
Proceeds from stock options exercised	984	89,115
Repayments of convertible debentures	(265,000)	-
Proceeds from convertible debentures issued, net of issuance costs	-	54,865
Net proceeds from issuance of common stock in private placement	72,270	412,615
Borrowings from related party - short-term	200,000	-
Borrowings under long-term debt	396,746	175,578
Net cash provided by financing activities	106,327	424,486

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,979)	25,539

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	37,112	61,380

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$14,133	$86,919

Supplemental disclosure of cash flows information:
Cash paid during the nine months ended for interest	$100,001	$106,423

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the nine months ended September 30, 2011 may not be indicative of the results of operations for the year ending December 31, 2011.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2010.

The financial statements are consolidated as of September 30, 2011, December 31, 2010 and September 30, 2010 for the Company.  All intercompany transactions were eliminated.

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

Note 2.                      Long-Term Debt and Line of Credit

During the third quarter of 2011, the Company renewed its line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at September 30, 2011) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all assets (except equipment) of the Company, with a new maturity date of August 15, 2012.  Two certificates of deposit totaling $141,302 from the Bank are held as a condition of maintaining the line of credit.  At September 30, 2011, the Company had $38,000 of borrowing capacity under the credit facility.

On August 1, 2011, the Company borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on October 30, 2011 and it is now due January 30, 2012.  The Company expects to pay the Note on or before the due date.

From the beginning of 2006 through the third quarter of 2011, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of September 30, 2011, a total of thirteen term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $26,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of September 30, 2011 was approximately $510,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 the Company issued $765,000 of Debentures to a total of twenty three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (on June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of September 30, 2011, the Company held $455,000 of Debentures.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  For the third quarter ended September 30, 2011 and 2010, amortization expense on these “expired” Debentures amounted to $-0- and $27,006, respectively.

For periods subsequent to June 30, 2011, the Company is required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  For the three months ended September 30, 2011, amortization expense amounted to $4,092.

Note 3.                      Commitments and Contingencies

The Company’s executive and administrative offices are located in Toledo, Ohio.  Through April 2011, the Company operated under a month to month lease at its former location.  The total rental expense for this former location included in the statements of operations for the three months ended September 30, 2011 and 2010 is approximately $-0- and $9,600, respectively, and for the nine months ended September 30, 2011 and 2010 is approximately $12,850 and $28,900, respectively.  In April 2011, the Company signed a 68 month lease with a new lessor in Toledo.  The total minimum rental commitment for the year ending December 31, 2011 is approximately $15,600, for 2012 is $37,400, for 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense for this current location included in the statements of operations for the three months and nine months ended September 30, 2011 is approximately $9,300 and $15,600, respectively.  The Company also leases various equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  The total minimum rental commitment for the year ended December 31, 2011 is $18,000.  The total rental expense included in the statements of operations for the nine months ended September 30, 2011 and 2010 is $18,000 and $-0-, respectively, and for the three months ended September 30, 2011 and 2010 is $6,000 and $-0-, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total minimum rental commitment for the year ending December 31, 2011 is $12,500.  The total rental expense included in the statements of operations for each of the nine months ended September 30, 2011 and 2010 is $22,500, and for each of the three months ended September 30, 2011 and 2010 is $7,500.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida which was renewed in March 2009 for five years.  The total minimum rental commitment for the years ending December 31, 2011 through 2013 is $48,000 each year, and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the nine months ended September 30, 2011 and 2010 is $36,000, and for each of the three months ended September 30, 2011 and 2010 is $12,000.

The Company leased processing equipment at its Florida location which began in February 2008 under a three-year lease.  The total minimum rental commitment for the year ending December 31, 2011 is $3,900.  The total rental expense included in the statements of operations for each of the nine months ended September 30, 2011 and 2010 is approximately $3,900 and $35,000, respectively and for the three months ended September 30, 2011 and 2010 is $-0- and $11,500, respectively.  In February 2011, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

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

Note 4.                      New Accounting Standards

Accounting Standards Updates not effective until after September 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 5.                      Segment Information

During 2010, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 6.                      Basic and diluted loss per share

Basic and diluted loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the quarter and nine months ended September 30, 2011 and 2010, the Company incurred a net loss.  Accordingly, common stock equivalents for outstanding stock options and warrants have not been included in the computation of diluted loss per share for any periods presented, as the impact would be anti-dilutive.

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

In September 2010, the Company executed Amendment Number 1, effective September 15, 2010 (the “Amendment”) to the Purchase Agreement with VC Energy.  The purpose of the Amendment was to modify certain of the purchase terms in the Purchase Agreement, and VC Energy exercised its option to purchase 200,000 shares of the Company’s common stock for $500,000 which VC Energy paid for by delivering its unsecured promissory note to the Company for $500,000, payable in installments over a 12 month period, with the first $200,000 of such installments due bi-weekly between September 30, 2010 and December 30, 2010 and the final $300,000 due September 15, 2011.  The promissory note provided for acceleration in the event of default and a default interest rate of 8% per annum.  The Company also delivered 200,000 warrants to purchase shares of its common stock at an exercise price of $2.50 per share.  Under the Amendment, the Company transferred all 200,000 shares and 200,000 warrants to an Escrow Agent, and the shares and warrants were to be released ratably to VC Energy as installments payments due the Company were received.  VC Energy made all installment payments due through December 2010, and the escrow agent delivered 80,000 shares and 80,000 warrants to VC Energy, with the remaining shares and warrants continuing to be held by the escrow agent.  In addition, VC Energy’s option to purchase the remaining 200,000 shares of the Company’s common stock was extended to December 31, 2010 and then a second time to March 1, 2011, on the same terms as the original Purchase Agreement.  VC Energy did not exercise the purchase option for the additional 200,000 shares on or before March 1, 2011.  At each extension date, the Company recorded a deemed dividend for the increase in value of the purchase option as a reduction to Accumulated Deficit and an increase to the Additional Paid In Capital accounts.

In August 2011, the Company and VC Energy signed a Termination Agreement and terminated the License and Development Agreement dated June 29, 2010, the Promissory Note dated September 15, 2010 and the Escrow Agreement dated September 15, 2010.  Included in these agreements was VC Energy’s option to purchase the unpaid balance of 120,000 shares of the Company’s common stock for $300,000.  All other agreements between the Company and VC Energy remain in force, except to the extent the provisions contained in them are inconsistent with the terms and conditions of the Termination Agreement.  In September 2011, the Company cancelled the 120,000 shares of common stock that were returned by operation of the Termination Agreement.  Additional information is available in the Form 8-K filed by the Company on September 12, 2011.

In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of September 30, 2011, the Company has recorded a liability of $75,029 to reflect the fair value of the outstanding warrants.  The Company will be periodically required to re-measure the fair value of the remaining warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the nine months ended September 30, 2011, the Company recorded a gain of $669,447 on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period, which includes the gain from the cancellation of 120,000 warrants as a result of the Termination Agreement.

In August 2011, the Company issued 100,000 shares of common stock to Strategic Asset Management, Inc. (SAMI), for additional services performed in connection with a December 2010 consulting agreement between SAMI and the Company.  To reflect the entire value of the stock issued, the Company is taking a charge to earnings of $150,000 through December 2013, the ending date of the consulting agreement.  For the third quarter ended September 30, 2011, the charge to earnings was approximately $31,000.  The Company also granted stock warrants in connection with this transaction – see Note 9 below.

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

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For the nine months ended September 30, 2011 and 2010 this charge was $354,000 and $727,000, respectively, and for both quarters ended September 30, 2011 and 2010 this charge was $118,000.

In October 2010, the Company granted a total of 75,000 stock options to three employees.  All of the options granted are for a period of ten years, are exercisable at $1.89 per share and vest ratably over a period of four years from the date of grant.  These options were granted pursuant to the 2004 Plan and are intended as Incentive Stock Options.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $121,000 through October 2014.  For the nine months and quarter ended September 30, 2011 this charge was $18,200 and $6,100, respectively.

In May 2011, the Company granted stock options totaling 180,000 options to directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.78 and do not vest until November 2011.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $321,000 ratably over the subsequent six-month period.  For the quarter and nine months ended September 30, 2011, the Company recorded an expense of approximately $161,000 and $249,000, respectively.

In August 2011, the Company granted 500,000 stock options to its Chief Executive Officer, Timothy Kasmoch.  The options are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.63 and vest immediately.  To reflect the value of the stock options granted, the Company took an immediate charge to earnings during the quarter ended September 30, 2011 totaling approximately $720,000.

Note 9.                      Stock Warrants

The Company records compensation expense for stock warrants based on the estimated fair value of the warrants on the date of grant using the Black-Scholes valuation model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected warrant term and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant.

In August 2011, the Company granted warrants to purchase unregistered common stock to all members of the Board of Directors and all Officers.  All the warrants are exercisable over a five year term, vest immediately and were priced using the average of the high and low trading price on the date of the grant.  A total of 180,000 warrants were granted at $1.53 per warrant.  To reflect the entire value of the stock warrants granted, the Company took an immediate charge to earnings during the third quarter 2011 totaling approximately $245,000.

Also in August 2011, the Company granted 100,000 warrants to purchase unregistered common stock to Strategic Asset Management, Inc. (SAMI), for additional services performed in connection with a December 2010 consulting agreement between SAMI and the Company.  All the warrants are exercisable over a five year term, vest immediately and were priced at a premium over the fair market value of the Company’s common stock as of the date of the grant, or $1.65 per warrant.  To reflect the entire value of the stock warrants granted, the Company is taking a charge to earnings totaling approximately $136,000 through December 2013, the ending date of the consulting agreement.  For the third quarter ended September 30, 2011, the charge to earnings was approximately $28,000.

Note 10.                      Subsequent Events

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

Through October 2011, we operated two biosolids processing facilities located in Toledo, Ohio and Volusia County, Florida.  These two facilities each produced the N-Viro SoilTM agricultural product, and have provided us with working and development capital.  After October 2011, we expect to no longer be operating the Toledo facility as a result of the City of Toledo not renewing our biosolids treatment contract and supplying another company with all of their biosolids.  Our goal is to continue to operate the Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

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

Total revenues were $1,195,000 for the quarter ended September 30, 2011 compared to $1,223,000 for the same period of 2010.  The net decrease in revenue is due primarily to a decrease in alkaline admixture sales.  Our cost of revenues increased to $1,075,000 in 2011 from $1,019,000 for the same period in 2010, and the gross profit margin decreased to 10% for the quarter ended September 30, 2011, from 17% for the same period in 2010.  This decrease in gross profit margin was primarily the result of the startup in April 2011 of our Pennsylvania fuel pilot plant, which sustained losses into the quarter.  Operating expenses increased substantially for the quarter ended September 30, 2011 over the comparative prior year period, and was the single biggest factor for the decrease in net loss for 2011 compared to 2010.  Nonoperating income (expense) also showed an increase from the third quarter of 2010 to 2011.  These changes collectively resulted in a net loss of $1,328,000 for the quarter ended September 30, 2011 compared to a net loss of $270,000 for the same period in 2010, an increase in the loss of $1,058,000.

Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and principal (debt) repayments, resulted in an “adjusted cash loss” (non-GAAP) of $205,000 for the quarter ended September 30, 2011.  The reconciliation between GAAP net loss and “adjusted cash loss (non-GAAP)” is as follows:

GAAP net loss	$(1,328,000)
Depreciation + Amortization	152,000
Cash out for fixed assets capitalized	(2,000)
Stock and stock options expense	1,418,000
Amortization of discount on debentures	4,000
Gain on market value of stock warrants	(316,000)
Debt service payments	(133,000)

"Adjusted cash loss (non-GAAP)"	$(205,000)

We feel this measure of our operating results is relevant to management and investors as we historically have a large amount of our results affected by non-cash events.

Comparison of Three Months Ended September 30, 2011 with Three Months Ended September 30, 2010

Our overall revenue decreased $28,000, or 2%, to $1,195,000 for the quarter ended September 30, 2011 from $1,223,000 for the quarter ended September 30, 2010.  The net decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $24,000 from the same period ended in 2010 – this increase was primarily the result of a decrease in demand from our Ohio-area customers;

b)  Revenue from the service fees for the management of alkaline admixture decreased $7,000 from the same period ended in 2010 – this decrease was attributed primarily to the Ohio-area customers; and

c)  Our processing revenue, including facility management revenue, showed a net increase of $2,000 over the same period ended in 2010.  This was primarily from our Florida operation, which showed an increase of $25,000 in facility management fees over 2010.

Our gross profit decreased $84,000, or 41%, to $120,000 for the quarter ended September 30, 2011 from $204,000 for the quarter ended September 30, 2010, and the gross profit margin decreased to 10% from 17% for the same periods.  The decrease in gross profit margin was the result of the startup in April 2011 of our Pennsylvania fuel pilot plant, which sustained losses of $89,000 for the quarter.  Our Toledo operation contributed approximately $79,000 of gross profit on overall revenue of $263,000, which was an increase of $5,000 of gross profit over the same period in 2010.  Our Florida operation contributed $111,000 of gross profit on overall revenue of $881,000, which was an increase of $4,000 of gross profit over the same period in 2010.

Our operating expenses increased $1,094,000, or 169%, to $1,741,000 for the quarter ended September 30, 2011 from $647,000 for the quarter ended September 30, 2010.  The increase was primarily due to an increase of $808,000 in employee stock options and warrants expenses, $228,000 in directors’ stock options and warrants expense and $40,000 in consulting expenses paid with stock and warrants, a total of $1,076,000 of the operating expense increase were for non-cash costs.

As a result of the foregoing factors, we recorded an operating loss of $1,621,000 for the quarter ended September 30, 2011 compared to an operating loss of $443,000 for the quarter ended September 30, 2010, an increase in the loss of $1,178,000.

Our net nonoperating income (expense) increased by $120,000 to net nonoperating income of $293,000 for the quarter ended September 30, 2011 from net nonoperating income of $173,000 for the similar quarter in 2010.  The increase in net nonoperating income was primarily due to an increase of $114,000 from the gain recorded on warrants issued whose value and number of shares outstanding had decreased from the issuance date, further increased by $23,000 for the reduction in amortization cost for debentures issued.

We recorded a net loss of $1,328,000 for the quarter ended September 30, 2011 compared to a net loss of $270,000 for the same period ended in 2010, an increase in the loss of $1,058,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $205,000 for the quarter ended in 2011.  Similar non-cash expenses, cash out and debt repayments for the same period in 2010 resulted in adjusted cash income (non-GAAP) of $128,000, an increase in the adjusted cash loss (non-GAAP) of $77,000 in the third quarter 2011 versus 2010.

For the quarters ended September 30, 2011 and 2010, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Nine Months Ended September 30, 2011 with Nine Months Ended September 30, 2010

Our overall revenue increased $746,000, or 19%, to $4,580,000 for the nine months ended September 30, 2011 from $3,834,000 for the nine months ended September 30, 2010.  The net increase in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $23,000 from the same period ended in 2010 – this decrease was primarily the result of a decrease in demand with our Ohio-area customers;

b)  Revenue from the service fees for the management of alkaline admixture increased $192,000 from the same period ended in 2010 – this increase was attributed primarily to the Florida-area customers, which increased $146,000 compared to the same period in 2010; and

c)  Our processing revenue, including facility management revenue, showed a net increase of $572,000 over the same period ended in 2010.  This was primarily from our Florida operation, which showed an increase of $629,000 in facility management fees over 2010, which was primarily the result of our agreement with Orange County Utilities that began in December 2010 and ended in March 2011.  We do not expect Orange County to resume that agreement in the near future.  Offsetting the increase was a decrease in both facility management and product revenue from the Toledo operation, a decrease of $83,000 from 2010.

Our gross profit increased $223,000, or 33%, to $890,000 for the nine months ended September 30, 2011 from $667,000 for the nine months ended September 30, 2010, and the gross profit margin increased to 19% from 17% for the same periods.  The increase in gross profit margin is primarily due to the increase in the overall percentage of revenue derived from sludge management fees at our Florida operation, which had an associated lower cost on this additional revenue because of economies of scale, but was offset negatively by the startup in April 2011 of our Pennsylvania fuel pilot plant, which sustained losses of $207,000 for the year to date.  Our Toledo operation contributed $348,000 of gross profit on overall revenue of $858,000, which was an increase of $133,000 of gross profit over the same period in 2010.  Our Florida operation contributed $699,000 of gross profit on overall revenue of $3,547,000, which was an increase of $286,000 of gross profit over the same period in 2010.  A majority of this increase in Florida’s gross profit was from the increased revenue from sludge management fees, which were realized at a lower cost percentage as a result of economies of scale and increased efficiency in sludge handled at the facility.

Our operating expenses decreased $265,000, or 8%, to $2,945,000 for the nine months ended September 30, 2011 from $3,210,000 for the nine months ended September 30, 2010.  The decrease was primarily due to a decrease of $845,000 in consulting fees and expenses, offset by an increase of $377,000 in employee stock options and warrants expense and $204,000 in directors’ stock options and warrants expense.  Of the total net decrease of $264,000 in consulting, employee and directors’ stock options and warrants cost, $206,000 were non-cash costs.  Therefore, for the nine months ended September 30, 2011, actual cash outlays in these combined categories decreased by a total of $58,000 over the same period in 2010.

As a result of the foregoing factors, we recorded an operating loss of $2,056,000 for the nine months ended September 30, 2011 compared to an operating loss of $2,544,000 for the nine months ended September 30, 2010, a decrease in the loss of $488,000.

Our net nonoperating income (expense) increased by $430,000 to net nonoperating income of $628,000 for the nine months ended September 30, 2011 from net nonoperating income of $198,000 for the similar period in 2010.  The increase in net nonoperating income was primarily due to an increase of $467,000 from the gain recorded on warrants issued whose value and number of shares outstanding had decreased from the issuance date and a decrease of $33,000 from 2010 to 2011 in the gain on the modification of certain debt, offset by a decrease of $97,000 from 2010 to 2011 in the gain on extinguishment of certain liabilities no longer due.

We recorded a net loss of $1,428,000 for the nine months ended September 30, 2011 compared to a net loss of $2,346,000 for the same period ended in 2010, a decrease in the loss of $918,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $225,000 for the nine months ended in 2011.  Similar non-cash expenses, cash out and debt repayments for the same period in 2010 resulted in an adjusted cash loss (non-GAAP) of $365,000, a decrease in the adjusted cash loss (non-GAAP) of $140,000 in the nine months ended September 30, 2011 versus the same period in 2010.

For the nine months ended September 30, 2011 and 2010, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

           We had a working capital deficit of $504,000 at September 30, 2011, compared to a working capital deficit of $932,000 at December 31, 2010, resulting in an increase in working capital of $428,000.  Current assets at September 30, 2011 included cash and cash equivalents of $222,000 (including restricted cash of $208,000), which is a decrease of $23,000 from December 31, 2010.  The net positive change in working capital from December 31, 2010 was primarily from an increase in prepaid expenses of $78,000 and a reclassification of $578,000 of debentures to long-term debt, offset by a $200,000 increase in notes payable to a related party and a decrease to the net deferred current asset of $33,000 for amortization of common stock and warrants given pursuant to consulting contracts entered into during December 2010.

In the nine months ended September 30, 2011 our cash flow provided by operating activities was $229,000, an increase of $507,000 over the same period in 2010.  The components of the increase in cash flow provided by operating activities from 2010 was principally due to a decrease in the net loss of $973,000, a decrease of $516,000 in trade accounts receivable and an increase of $95,000 in depreciation and amortization, offset by a $261,000 decrease in stock warrants and stock options issued for fees and services, a decrease of $338,000 in the market price of derivatives issued, a decrease of $239,000 in trade accounts payable and a increase in prepaid and other assets of $193,000.

We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin.  From 2006 to the third quarter of 2011, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was:  2006 – 46%;  2007 – 77%;  2008 – 94%; 2009 – 95%; 2010 – 96%; through third quarter 2011 – 96%.  We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

During the third quarter of 2011, we renewed our line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at September 30, 2011) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all our assets (except equipment), with a new maturity date of August 15, 2012.  Two certificates of deposit totaling $141,302 from the Bank are held as a condition of maintaining the line of credit.  At September 30, 2011, we had $38,000 of borrowing capacity under the credit facility.

On August 1, 2011, we borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on October 30, 2011 and it is now due January 30, 2012.  We expect to pay the Note on or before the due date.

From the beginning of 2006 through the third quarter of 2011, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of September 30, 2011, a total of thirteen term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $26,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of September 30, 2011 was approximately $510,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 we issued $765,000 of Debentures to a total of twenty three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 we issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of September 30, 2011, we held $455,000 of Debentures.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  For the third quarter ended September 30, 2011 and 2010, amortization expense on the “expired” Debentures amounted to $-0- and $27,006, respectively.

For periods subsequent to June 30, 2011, we are required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  For the three months ended September 30, 2011, amortization expense amounted to $4,092.

           For the remainder of 2011 we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the nine months ended September 30, 2011, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2011, we sold a total of 12,121 shares of unregistered restricted stock to a non-beneficial owner for total gross cash proceeds of approximately $20,000.  These proceeds were used for operating expenses.  Simultaneously and subject to the same terms and conditions, we issued a total of 12,121 warrants to acquire shares of our common stock at a price above the purchase price he paid for our common stock, which was the fair market value of the stock on the date of the transaction.  The shares and the warrants were issued and sold in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

           As of the date of this filing, we are in default on $90,000 of Convertible Debentures to one investor.  We are in negotiation with the investor and expect to resolve this default in the fourth quarter of 2011.

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

N-VIRO INTERNATIONAL CORPORATION

Date:                 November 14, 2011                                             /s/  Timothy R. Kasmoch
Timothy R. Kasmoch
Chief Executive Officer and President
(Principal Executive Officer)

Date:                 November 14, 2011                                             /s/  James K. McHugh
James K. McHugh
Chief Financial Officer, Secretary and Treasurer
(Principal Financial & Accounting Officer)