Form 10-K
period 2011-12-31
N-VIRO INTERNATIONAL CORP
filed 2012-03-30
CIK 904896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]     No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  [  ]     No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  [ X ]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ X ]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

       Large accelerated filer                                                                         Accelerated filer
       Non-accelerated filer                                                                           Smaller reporting company  [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]     No  [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   $11,519,000.

The number of shares of Common Stock of the registrant outstanding as of March 5, 2012 was 6,083,624.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDEX

PART I

Item 1.	Business	2

Item 1A	Risk Factors	8

Item 2.	Properties	12

Item 3.	Legal Proceedings	12

Item 4.	Mine Safety Disclosures	12

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities 13

Item 6.	Selected Financial Data	13

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations 14

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk 20

Item 8.	Financial Statements and Supplementary Data	21

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 22

Item 9A	Controls and Procedures 22

Item 9B	Other Information 23

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	24

Item 11.	Executive Compensation	30

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 32

Item 13.	Certain Relationships and Related Transactions and Director Independence	34

Item 14.	Principal Accountant Fees and Services	34

PART IV

Item 15.	Exhibits, Financial Statement Schedules	36

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

In 2011, we operated two biosolids processing facilities located in Toledo, Ohio and Volusia County, Florida.  These two facilities each produce the N-Viro SoilTM agricultural product, and have provided us with working and development capital.  In late 2011 we effectively ceased operations at the Toledo facility, and our goal is to continue to operate thethe Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

The N-Viro Process

The N-Viro Soil Process involves mixing wastewater residuals (sludge) with an alkaline admixture and then subjecting the mixture to a controlled period of storage, mechanical turning and accelerated drying.  The N-Viro Process stabilizes and pasteurizes the wastewater residuals, reduces odors to acceptable levels, neutralizes or immobilizes various constituents and generates N-Viro Soil™, a product which has a granular appearance similar to soil and has multiple agricultural uses.  N-Viro and its licensees have successfully marketed and distributed all N-Viro Soil product produced for beneficial reuse.

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

Our original N-Viro Process was enhanced in the 1990’s with the addition of advanced mechanical drying known as the N-Viro BioDry process.  BioDry had been successfully implemented in five plants operating in Canada.

N-Viro FuelTM

N-Viro Fuel™ is a relatively new and patented biomass alternative energy fuel process that produces a product that has physical and chemical characteristics similar to certain coals and is created from municipal biosolids, collectable animal manure, pulp and paper sludge and possibly other organic wastes.  N-Viro Fuel is manufactured by blending the waste material(s) with one or more alkaline products, followed by thorough drying of the mixture using a thermal evaporative process.  The resulting product can be easily blended with coal, waste coal, petroleum coke and/or other biomass-type fuels, and burned as a partial fuel substitute in combustion power plants.  N-Viro Fuel has satisfied initial guidelines set forth by the U.S. Environmental Protection Agency (EPA) to qualify as an alternative energy source that may be utilized in commercial power generation subject to state permitting.  The N-Viro Fuel technology, utilizing an alkaline/heat process to produce a fuel product, still satisfies all requirements of the USEPA 40 CFR part 503 regulations and is a safe product usable for agriculture as well as for energy production.

Our N-Viro Fuel technology can convert waste products presently being landfilled or land applied into safe, beneficial and renewable long-term energy solutions as part of a renewable-energy economy.  Attaining and maintaining this status means that N-Viro Fuel technology is now a likely candidate to qualify for certain economic incentives that may be granted to alternative energy technologies, and a catalyst for obtaining permits more efficiently in each state.  We plan to accelerate our development efforts as this designation is an important factor for our potential energy partners.

N-Viro Process Facilities

Our first N-Viro processing facility was located in Toledo, Ohio and was managed by us through a contract management agreement with the City of Toledo since our inception through November 2011.  Revenue generated from and related to the Toledo operation accounted for about 17% of our total revenue in 2011.  Under this contract, we processed Toledo's wastewater biosolids and sold the resulting N-Viro Soil product to the agricultural market throughout Northwest Ohio.  The contract we operated under during most of 2011 had been extended several times, including 2004, 2009, and twice in 2010.  The current extension scheduled to conclude in September 2011 was officially not renewed in October 2011, and we ceased taking Toledo’s sludge in November 2011, at the end of our twenty-second year of operation.

Florida N-Viro, LP, a wholly-owned subsidiary we fully acquired effective January 1, 2007, has been in continuous operation since 1995 in Florida.  The Florida facility is located in Volusia County and presently processes regional biosolids for multiple communities and maintains contracts with the City of Altamonte Springs, the City of Oviedo, the City of Palm Coast, the City of Port Orange, the Tohopekaliga Water Authority and Volusia County.  Additionally, the company works with other regional biosolids management companies and has worked with other municipalities with short-term and interim agreements.  In December 2011, we received notice from Seminole County they were terminating their agreement for wastewater residuals processing at our Florida facility, effective January 2012.

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

Our Volusia County facility operates under and is regulated by a permit issued by the Florida Department of Environmental Protection.  We believe we have a satisfactory operating history and positive relationship with the regulatory agencies.  We lease the processing facility from Volusia County and renewed our five year contract and lease agreement for the third time in 2010.  Florida N-Viro represented 79% of our total revenue in 2011, and this percentage and total revenues have been escalating using N-Viro’s regional processing model.

Sales and Marketing of N-Viro Process

We market our technologies principally through internal sales efforts.  All domestic sales and marketing are controlled by management.  The primary focus of our marketing efforts is towards the full commercialization of our N-Viro Fuel™ technologies.

The N-Viro Fuel market requires us to work within two different and unique regulatory segments.  First, our N-Viro Fuel facilities must satisfy biosolids permit requirements for the 40 CFR Part 503 regulations.  Second, the finished fuel product must comply with each individual power generator’s emission permit requirements.  To accomplish this requirement to satisfy air permitting in the power generation facilities, N-Viro has procured, permitted, constructed and has operated a mobile facility to produce N-Viro Fuel on a commercial full-scale basis.  We will continue to use this facility to demonstrate the effectiveness of our process at discrete locations with the purpose of meeting the requirements necessary to ultimately permit, build, own and operate permanent N-Viro Fuel processing facilities.  We can provide no assurance in our ability to negotiate long-term arrangements from the mobile facility’s performance.

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

The following table sets forth our Agent and the territorial rights of that Agent:

Agent                                         Territory
          CRM Technologies                                                     Israel, Greece and Eastern Europe

Earnings Variation Due to Business Cycles and Seasonal Factors.  Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors.  During the last fiscal quarter of 2011, approximately 98% of our revenue was from management-run operations, 2% from other domestic third party agreements and 0% from foreign agreements or research and development grants.  Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors.

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

Research and Development

We continue to investigate methods to shorten drying time, improve the N-Viro Fuel process, substitute various other materials for use as alkaline admixtures and improve the quality and attractiveness of N-Viro Fuel to a variety of end-users.  We see opportunities to improve the efficiency of our process through the utilization of alterative heat sources such as methane, waste heat solid fuel and gasification technologies, as viable alternatives to the use of natural gas for process drying.

In 2007 we performed a full scale test of the N-Viro Fuel product at the T.B. Simon Power Plant located on the campus of Michigan State University.  The successful results of this first full test encouraged us to focus primarily on the development of the N-Viro Fuel technology.  In September 2011, we performed a multiple day 10% N-Viro Fuel test with a Pennsylvania power producer, utilizing our mobile facility for the production of the test fuel.  This test was successful as it demonstrated that N-Viro Fuel had no adverse effects on the boiler operation, no negative impacts on resulting ash and no exceedences in stack air emissions.  This successful test is expected to be followed by a 20% test with full stack monitoring to allow for full permitting at that site for the use of N-Viro Fuel.

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

Some early N-Viro patents were developed jointly with the former Medical College of Ohio, now under the name of the University of Toledo ("UT").  Because of the joint development of early N-Viro patents with UT, we agreed the licensing of these early patents would generate a royalty payable by us to UT.  We also agreed with UT that claims to the traditional N-Viro Soil process was one-quarter of one percent (1/4%) of technical revenues until expiration of those patents.  UT rights to BioBlend and certain other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies.  Cumulative royalties paid to UT through December 31, 2011 were approximately $65,000, and no amount was expensed during any of the years 2008 through 2011.  UT has no claim to the N-Viro Fuel technologies or process.

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

Land application for beneficial use involves the application of sludge or sludge-based products, for non-disposal purposes, including agricultural, silvicultural and horticultural uses and for land reclamation.  Under the Part 503 Regulations, N-Viro Soil is a product that meets certain stringent standards.  "Class A" pathogen levels”, levels of various pollutants, including metals, and elimination of attractiveness to pests, such as insects and rodents, are considered by the EPA to be "exceptional quality" products.  The Class A pathogen levels are significantly more stringent than the Class B pathogen levels.

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

Environmental Regulation

           Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment.  Our operations and those of our licensees are subject to these evolving laws and the implementing regulations.  The primary United States environmental laws which we believe may be applicable to the N-Viro Process and the land application of N-Viro SoilTM include Resource Conservation and Recovery Act (“RCRA”), the Federal Water Pollution Control Act of 1972 (“Clean Water Act”), the Comprehensive Environmental Response, Compensation, and Liability Act, (“CERCLA”) and the Pollution Prevention Act of 1990 (“PPA”).  These laws regulate the management and disposal of wastes, control the discharge of pollutants into the water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program.  In addition, various states have implemented environmental protection laws that are similar to the applicable federal laws.  States also may require, among other things, permits to construct N-Viro facilities and to sell and/or use N-Viro SoilTM.  There can be no assurance that any such permits will be issued.

The Part 503 Regulations.  Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use.  Sewage sludge and the use and disposal thereof are regulated under the Clean Water Act.  In 1993, the U.S. Environmental Protection Agency (“EPA”) published the Part 503 Regulations under the Clean Water Act, implementing the EPA's "exceptional quality" program.  These regulations establish sludge use and disposal standards applicable to public and privately-owned wastewater treatment plants in the United States, including publicly-owned treatment works, or POTWs.  Under the Part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" (“Class A”) products and are not subject to any federal restrictions on agricultural use or land application.  N-Viro Soil™ is an "exceptional quality" product.  Lower quality sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants.  Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit.  Agricultural and land applications of all sludge and sludge products, including N-Viro Soil™ and other "exceptional quality" products, are typically subject to state and local regulation and, in most cases, require a permit.

In order to ensure compliance with the Part 503 Regs, we review the results of regular testing of sludge required by the EPA to be conducted by wastewater treatment plants, and it tests N-Viro Soil™ produced at N-Viro facilities on a regular basis.  In general, we do not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product.  Although N-Viro Soil™ exceeds the current federal standards imposed by the EPA for unrestricted agricultural use and land application, state and local authorities are authorized under the Clean Water Act to impose more stringent requirements than those promulgated by the EPA.  Most states require permits for land application of sludge and sludge based products and several states have regulations for certain pollutants that impose more stringent numerical concentration limits than the federal rules.

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

Other Environmental Laws.  The Pollution Prevention Act of 1990 establishes pollution prevention as a national objective, naming it a primary goal wherever feasible.  The act states that where pollution cannot be prevented, materials should be recycled in an environmentally safe manner.  Additional laws or regulations impacting use or negatively classifiying products like those produced by N-Viro are also a possibility.  We believe that the N-Viro Process contributes to pollution prevention by providing an alternative to disposal.

State Regulations.  State regulations typically require an N-Viro facility to obtain a permit for the sale of N-Viro Soil™ for agricultural use, and may require a site-specific permit by the user of N-Viro Soil™.  In addition, in some jurisdictions, state and/or local authorities have imposed permit requirements for, or have prohibited, the land application or agricultural use of sludge products, including "exceptional quality" sludge products.  Certain of our licensees operate in jurisdictions that require permits and have been able to obtain them for the N-Viro product.  There can be no assurance that any such permits will be issued or that any further attempts to require permits for, or to prohibit, the land application or agricultural use of sludge products will not be successful.

In addition, many states enforce landfill restrictions for non-hazardous sludge.  These regulations typically require a permit to sell or use sludge products as landfill cover material.  There can be no assurance that N-Viro facilities or landfill operators will be able to obtain required permits.

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

Employees

As of December 31, 2011, we had 28 employees.  Five of our employees were engaged in sales and marketing; three were in finance and administration and twenty were in operations.  We consider our relationship with our employees to be satisfactory.

Throughout 2011 we were a party to a collective bargaining agreement (the "Labor Agreement") covering three employees of National N-Viro Tech, Inc., our wholly-owned subsidiary.  The employees that were covered by the Labor Agreement worked at the Toledo, Ohio N-Viro facility, which was operated by us for the City of Toledo on a contract management basis and was terminated at the end of 2011.  See Part I, “N-Viro Process Facilities” for additional explanation.  These employees were members of the International Brotherhood of Teamsters, Chauffeurs, Warehouseman and Helpers Local Union No. 20, and we consider our relationship with the organization to be satisfactory.  As of the filing of this Form 10-K, we no longer have any employees of National N-Viro Tech, Inc., and have ceased all work at the City of Toledo under the contract that was not renewed in 2011.

Current Developments

We are currently in discussions with several companies in the cement and fuel/power generation industries for the development and commercialization of the patented N-Viro Fuel™ technology.  There can be no assurance that these discussions will be successful.  We continue to focus on the development of regional biosolids processing facilities.  Currently we are in negotiations with several privatization firms to permit and develop independent, regional facilities.

Securities and Exchange Commission

As a public company, we are required to file periodic reports, as well as other information, with the Securities and Exchange Commission (SEC) within established deadlines.  Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330.  Our SEC filings are also available to the public through the SEC’s web site located at www.sec.gov.

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

Since 2000, we have experienced net losses and we have not been consistently profitable on an annual basis.  For the years ended December 31, 2011 and 2010, we incurred net losses of $1.6 million and $3.0 million, respectively.  We believe our history of net losses is primarily due to our inability to add enough new sources of revenue to replace decreasing business from existing sources of revenue and, more recently, through a shift of our business toward lower margin products and services.  Further, for the years ended December 31, 2011 and 2010, we experienced much higher than expected expenditures for stock-related fees and compensation in excess of our increase in gross revenue.  To achieve profitability, we must accomplish numerous objectives, including growth in our business, the development of new products and commercial relationships, and decreasing our costs.  We can not foresee with any certainty whether we will be able to achieve these objectives in the future.  Accordingly, we may not generate sufficient net revenue to achieve profitability.

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting.  We have previously identified a material weakness in our internal controls over financial reporting due to a lack of personnel to sufficiently monitor and process transactions.  Due to our continuing lack of financial resources to hire and train accounting and financial personnel, we have not yet remedied this material weakness.  At the beginning of 2012, as part of continued cost-cutting measures, we laid off one of our financial personnel that reported directly to the Chief Financial Officer.  While we are not aware of any material errors to date, our inability to maintain the adequate internal controls may result in a material error in our financial statements.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we experience a material error in our financial statements or if we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Compliance with environmental laws and regulations may reduce, delay or prevent our realization of license revenues and/or facility revenue.

Our operations and our licensees and their operations are subject to increasingly strict environmental laws and regulations, including laws and regulations governing the emission, discharge, disposal and transportation of certain substances and related odor.  Wastewater treatment plants and other plants at which our biosolids products or processes may be implemented are usually required to have permits, registrations and/or approvals from state and/or local governments for the operation of such facilities.  Some facilities using our processes require air, wastewater, storm water, biosolids processing, use or siting permits, registrations or approvals.  These licensees may not be able to maintain or renew their current permits or registrations or to obtain new permits or registrations.  The process of obtaining a required permit or registration can be lengthy and expensive.  They may not be able to meet applicable regulatory or permit requirements, and therefore may be subject to related legal or judicial proceedings that could have a materially adverse effect on our income derived from these facilities.

Any of the permits, registrations or approvals noted above, or related applications may be subject to denial, revocation or modification, or challenge by a third party, under various circumstances.  In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, these facilities may be required to obtain additional, or modify existing, operating permits, registrations or approvals.

Maintaining, modifying or renewing current permits or registrations or obtaining new permits or registrations after new environmental legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently may be subject to public opposition or challenge.  Much of this public opposition and challenge, as well as related complaints, relates to odor issues, even when a facility is operated in compliance with odor requirements and even though they have worked hard to minimize odor from their operations.  Public misperceptions about the business and any related odor could influence the governmental process for issuing such permits or registrations or for responding to any such public opposition or challenge.  Community groups could pressure local municipalities or state governments to implement laws and regulations which could increase our  costs of their operations that in turn could have a material and adverse effect on our business and financial condition.

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

We derive a substantial portion of our revenue from services provided under municipal contracts, and many of these are subject to competitive bidding.  We also intend to bid on additional municipal contracts, however, and may not be the successful bidder.  In addition, some of our contracts will expire in the future and those contracts may not be renewed or may be renewed on less attractive terms.  In 2011, we experienced just this possibility with respect to existing contracts in Toledo, Ohio and Seminole County, Florida, both of which were not renewed albeit for different reasons.  If we are not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on our business, financial condition and results of operation.

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

A significant amount of our business comes from a limited number of customers and our revenue and profits could decrease significantly if we lost one or more of them as customers.  Further, the agreement with our second largest customer expired in November 2011, and our failure to renew that agreement has, in the short-term, had a material adverse effect on our business, financial conditions and results of operations.

Our business depends on providing services to a limited number of customers.  One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them.  Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition.  For the years ended December 31, 2011 and 2010, one of our largest customers accounted for approximately 17% and 22%, respectively, of our revenues and our top three customers accounted for approximately 55% and 60%, respectively, of our revenues.  Our sludge processing agreement with the City of Toledo, Ohio, who was our largest customer for many years through 2010 and represented approximately 17% of our revenues in 2011, was not renewed at the end of 2011.  Our failure to renew that agreement has had a material adverse effect on our business, financial conditions and results of operations.  Also at the end of 2011, we were notified by a Florida customer, Seminole County, that represented gross revenue of $353,000 and $402,000 in 2011 and 2010, respectively, was terminating our services effective January 2012.  This was approximately 6% and 8% of 2011 and 2010 gross revenue, respectively.  Additionally, economic considerations have made the supply of admixtures used in our processes more difficult to acquire due to coal-burning facilities operating less or not at all.

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

Our present business is adversely affected by unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to our operations.  In addition, revenues and operational results are adversely affected during months of inclement weather which limits the amount of land application that can be performed.  Long periods of adverse weather could have a material negative effect on our business and financial condition.  For example, our Daytona Florida operation is sometimes affected by unusually adverse weather conditions by lowering the demand for N-Viro Soil(TM) distribution to the local agricultural community.

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

In 2010 we entered into employment agreements with our Chief Executive Officer, Timothy Kasmoch, our Executive Vice President and Chief Counsel, Robert Bohmer and our Chief Financial Officer, James McHugh, each of which contains non-compete and other provisions.  The laws of each state differ concerning the enforceability of non-competition agreements.  We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time.  If one of our key executive officers were to leave our employ and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could have a material and adverse effect on our business and financial condition.

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

There is currently only a limited trading market for our common stock.  Our common stock trades on the OTCQB, which is one of the quotation services for SEC-registered and reporting companies that trade over the counter ("OTC Markets"), under the symbol “NVIC”, with limited trading volume.  We cannot assure you that a trading market will exist for our common stock.

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

During the period from January 1, 2010 through March 2, 2012, our common stock closing price fluctuated between a high of $3.85 and a low of $1.00.  The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions, the thinly-traded nature of our common stock and the outlook of analysts and investors on our industry.  Further, significant market fluctuations, such as over the past six months, may adversely affect the trading price of our common stock.  Over the past several years, we have relied on, in part, exercises of stock options by current and former officers and directors and stock purchase warrants by investors for operating cash.  Wide fluctuations in the price of our common stock or a stock price that is not significantly above the exercise price of outstanding stock options or warrants, would likely reduce future exercises of stock options or warrants, and which would reduce or eliminate a historic source of cash for our operations.

Item 2.                      Properties

Our executive and administrative offices are located in Toledo, Ohio.  Through April 2011, we operated under a month to month lease at our former location.  The total rental expense for this former location included in the statements of operations for the twelve months ended December 31, 2011 and 2010 is approximately $12,850 and $38,500, respectively.  In April 2011, we signed a 68 month lease with a new lessor in Toledo, Deerpoint Development Company, Ltd.  The total minimum rental commitment for the year ending December 31, 2011 is approximately $15,600, for 2012 is $37,400, for 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense for the new, current location included in the statements of operations for the twelve months ended December 31, 2011 is approximately $15,600.  We also lease various equipment on a month-to-month basis.

In October 2010, we began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  The total rental expense included in the statements of operations for the twelve months ended December 31, 2011 and 2010 is $23,000 and $6,000, respectively.  Currently we are operating under a month-to-month lease at this location for one-half the rate under the original lease agreement.

In June 2009, we began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, we renewed the lease for an additional year through May 31, 2011, and are currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2011 and 2010 is $30,000.

We maintain an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March 2009 for five years.  The total minimum rental commitment for the years ending December 31, 2012 through 2013 is $48,000 each year, and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2011 and 2010 is $48,000.

We also leased other processing equipment at our Florida location which began in February 2008 under a three-year lease.  The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2011 and 2010 is approximately $3,900 and $46,200, respectively.  In February 2011, we purchased the equipment through a financing arrangement with an equipment leasing company.

Management believes that all of our properties are adequately covered by insurance.

Item 3.                      Legal Proceedings

           None

Item 4.                      Mine Safety Disclosures

None.

PART II

Item 5.                      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Common Stock are quoted on the OTCQB, which is one of the quotation services for SEC-registered and reporting companies that trade over the counter ("OTC Markets"), under the symbol “NVIC”.  The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The closing price range per share of the Common Stock since January 1, 2010, was as follows:

Quarter	High	Low
First 2010	$3.85	$2.39
Second 2010	$3.30	$2.70
Third 2010	$3.10	$1.95
Fourth 2010	$3.25	$1.51
First 2011	$3.25	$1.50
Second 2011	$2.75	$1.45
Third 2011	$2.45	$1.50
Fourth 2011	$2.00	$1.01

Our stock price closed at $1.10 per share on March 5, 2012.

Holders

As of March 5, 2012, the number of holders of record of our Common Stock was approximately 177.

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

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following is a discussion of our results of operations and financial position for the periods described below, and should be read in conjunction with our Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.  The discussion includes various forward-looking statements about our markets, products, services and our results.  These statements are based on certain assumptions that we consider reasonable.  Our actual results may differ materially from these indicated forward-looking statements.  Please see “Cautionary Statement with Respect to Forward-Looking Comments” and “Risk Factors” elsewhere in this annual report on Form 10-K.

The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:

                                     For the Year Ended December 31,
	2011	2010
Technology fees	0.1%	0.1%
Facility management	68.3%	66.2%
Products and services	31.6%	33.7%
Totals	100.0%	100.0%

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

Product and service revenue is defined as:  alkaline admixture revenue, which represent ongoing payments from licensees arising from the sale and distribution of alkaline admixture by us to N-Viro facilities;  service fee revenue for the management of alkaline admixture, which represent fees charged by us to manage and sell the alkaline admixture on behalf of a third party customer;  N-Viro SoilTM sales, which represent revenue received from sales of N-Viro Soil sold by us;  commissions earned on sales of equipment to an N-Viro facility;  rental of equipment to a licensee or agent;  and equipment sales, which represent the price charged for equipment held for subsequent sale.

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

(Dollars in thousands)	Year Ended December 31, 2011	Period to Period Percentage Change	Year Ended December 31, 2010
Combined Statement of
Operations Data:

Revenues	$ 5,594	7.1%	$ 5,222

Cost of revenues	4,561	8.1%	4,218

Gross profit	1,033	2.8%	1,004

Operating expenses	3,516	(8.6%)	3,767

	(2,483)	*	(2,763)

Other income (expense)	843	*	(206)

Loss before income tax expense	(1,640)	*	(2,969)

Federal and state income tax expense	-	*	-

Net loss	$ (1,640)	*	$ (2,969)

Percentage of Revenues:

Revenues	100.0%	100.0%

Cost of revenues	81.5	80.8

Gross profit	18.5	19.2

Operating expenses	62.8	72.1

	(44.3)	(52.9)

Other income (expense)	15.1	(4.0)

Loss before income tax expense	(29.2)	(56.9)

Federal and state income tax expense	-	-

Net loss	(29.2%)	(56.9%)

*      Period to period percentage change comparisons have only been calculated for positive numbers.

Comparison of Year Ended December 31, 2011 with Year Ended December 31, 2010

Our overall revenue increased $372,000, or 7%, to $5,594,000 for the year ended December 31, 2011 from $5,222,000 for the year ended December 31, 2010.  The net increase in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $40,000 from the same period ended in 2010 – this decrease was primarily the result of a decrease in demand with our Ohio-area customers, approximately $19,000 directly from the Toledo operation;

b)  Revenue from the service fees for the management of alkaline admixture increased $93,000 from the same period ended in 2010 – this increase was attributed primarily to our Florida-area customers, which increased $89,000 compared to the same period in 2010; and

c)  Our processing revenue, including facility management revenue, showed a net increase of $314,000 over the same period ended in 2010.  This was primarily from our Florida operation, which showed an increase of $491,000 in facility management fees over 2010, of which $221,000 was from our agreement with Orange County Utilities that began in December 2010 and ended in March 2011.  Orange County has not nor do we expect them to renew that agreement in the near future.  The start up in April 2011 of the Pennsylvania fuel pilot plant contributed approximately $18,000 to the increase in facility management fee revenue.  Offsetting the increase was a decrease in both facility management and product revenue from the Toledo operation, a decrease of $192,000 from 2010, as contracted operations ceased in November 2011; and

d)  Our license fee revenue showed no net change over the same period ended in 2010 – both years revenue was $-0-.

Our gross profit increased $28,000, or 3%, to $1,033,000 for the year ended December 31, 2011 from $1,004,000 for the year ended December 31, 2010, and the gross profit margin decreased to 18.5% from 19.2% for the same periods.  The minor overall movements from the prior year in gross profit and gross profit margin are due primarily to three sources of operations in 2011:

1.
An increase in total revenue and gross margin from our Florida operation.  The total revenue attributable to Florida in 2011 was $4,442,000, an increase of $583,000 from 2010.  This revenue was generated at a gross margin of 20%, up from 17% in 2010.  Florida contributed $869,000 of gross profit, an increase of $223,000 over the same period in 2010.  A majority of this increase in Florida’s gross profit was from the increased revenue from sludge management fees, which were realized at a lower cost percentage as a result of economies of scale and increased efficiency in sludge handled at the facility.

2.	An increase in total revenue of $18,000 from our Pennsylvania fuel pilot start up in April 2011, but which sustained a gross loss of $231,000 for the year.

3.
A decrease in total revenue and a small increase in gross profit from our Toledo operation.  The total revenue attributable to Toledo in 2011 was $949,000, a decrease of $201,000 from 2010.  This revenue was generated at a gross margin of approximately 36%.  The Toledo operation contributed $339,000 of gross profit, which was an increase of $40,000 of gross profit over the same period in 2010.  The Toledo operation was more efficient in 2011 due primarily to re-priced alkaline admixture supply contracts at the end of 2010 and a decrease in labor costs.

Our operating expenses decreased $252,000, or 7%, to $3,516,000 for the year ended December 31, 2011 from $3,767,000 for the year ended December 31, 2010.  The decrease was primarily due to decreases of $799,000 in consulting fees and expenses, $56,000 in office and miscellaneous expenses, $35,000 in legal and related fees and $15,000 of gain on the disposal of assets, offset by an increase of $386,000 in payroll and related costs and $267,000 in director costs.  Of the total net decrease of $146,000 in consulting, director and payroll costs, $71,000 were non-cash costs relating to the issuances of stock and stock options.  Therefore, for the year ended December 31, 2011 actual cash outlays in these categories decreased by a total of $75,000 over the same period in 2010.

As a result of the foregoing factors, we recorded an operating loss of $2,483,000 for the year ended December 31, 2011 compared to an operating loss of $2,763,000 for the year ended December 31, 2010, a decrease in the loss of $280,000.

Our net nonoperating income (expense) increased by $1,049,000 to net nonoperating income of $843,000 for the year ended December 31, 2011 from net nonoperating expense of $206,000 for the similar period in 2010.  The increase in net nonoperating income was primarily due to an increase of $873,000 from the gain recorded on warrants issued whose value and number of shares outstanding had decreased from the issuance date, an increase of $93,000 in the gain on extinguishment of certain liabilities no longer due, a decrease of $48,000 in amortization of the stock discount on convertible debentures issued and a decrease of $33,000 from 2010 to 2011 in the gain on the modification of certain debt.  Included in the increase in the gain on extinguishment of certain liabilities no longer due is $174,000 of gain recognized for the reversal of a recorded sales tax liability management determined in the fourth quarter 2011 is no longer due.

We recorded a net loss of $1,640,000 for the year ended December 31, 2011 compared to a net loss of $2,969,000 for the same period ended in 2010, a decrease in the loss of $1,401,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $329,000 for the year ended in 2011.  Similar non-cash expenses, cash out and debt repayments for the same period in 2010 resulted in an adjusted cash loss (non-GAAP) of $445,000, a decrease in the adjusted cash loss (non-GAAP) of $116,000 for the year ended in 2011 versus 2010, as follows:

	2011	2010
GAAP net loss	$(1,640,000)	$(2,969,000)
Depreciation + Amortization	540,000	449,000
Net cash out for fixed assets capitalized or sold	(71,000)	(15,000)
Stock, stock options and warrants expense	2,216,000	2,286,000
Amortization of discount on debentures	28,000	108,000
Loss (gain) on market price change of stock warrants issued	(732,000)	140,000
Loss (gain) on bad debts recovered or liabilities written off	(174,000)	20,000
Debt service payments	(496,000)	(464,000)

"Adjusted cash loss (non-GAAP)"	$(329,000)	$(445,000)

For the years ended December 31, 2011 and 2010, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $409,000 at December 31, 2011, compared to a working capital deficit of $932,000 at December 31, 2010, resulting in an increase in working capital of $524,000.  Current assets at December 31, 2011 included cash and cash equivalents of $253,000 (including restricted cash of $209,000), which is an increase of $8,000 from December 31, 2010.  The net positive change in working capital from December 31, 2010 was primarily from a reclassification of $578,000 of debentures to long-term debt as a result of the replacement debentures issued in August 2011, a reduction of $186,000 in accrued liabilities and a reduction of $125,000 in the short-term debt due banks and financing entities, offset by a $200,000 increase in notes payable to a related party, a net decrease of $90,000 in trade receivables decreasing more than trade payables, and, a decrease to the net deferred current asset of $75,000 for amortization of common stock and warrants given pursuant to consulting contracts entered into in 2010.

In 2011 our cash flow provided by operating activities was $333,000, an increase of $329,000 over 2010.  The components of the increase in cash flow provided by operating activities from 2010 was principally due to a decrease in the net loss of $1,329,000 and a decrease of $556,000 in trade accounts receivable, offset by a decrease of $873,000 in the market price of derivatives issued, a decrease of $575,000 in trade accounts payable and accrued liabilities, a $71,000 decrease in stock warrants and stock options issued for fees and services, a net decrease of $1,000 in fixed asset and investment gains and losses, and, a decrease in prepaid and other assets of $36,000.

We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin.  From 2006 to 2011, the percentage of combined revenues generated from our owned and operated facilities in Toledo and Volusia County was:  2006 – 46%;  2007 – 77%;  2008 – 94%;  2009 – 95%;  2010 – 96%;  2011 – 96%.  We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

The normal collection period for accounts receivable is approximately 30-45 days for the majority of customers.  This is a result of the nature of the license contracts, type of customer and the amount of time required to obtain the information to prepare the billing.  For 2009 and throughout 2010, our customers slowed the overall payment rate on our outstanding receivables, which in turn contributed to us extending payment times to our vendors on our payables.  We make no assurances that payments from our customers or payments to our vendors will become shorter and this may have an adverse impact on our continuing operations.

During 2011 we renewed our line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at December 31, 2011) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all our assets (except equipment), with a new maturity date of August 15, 2012.  Two certificates of deposit totaling $141,430 from the Bank are held as a condition of maintaining the line of credit.  At December 31, 2011, we had $100,000 of borrowing capacity under the credit facility.

On August 1, 2011, we borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on October 30, 2011 and again on January 30, 2012, and it is now due April 30, 2012.  We expect to extend the Note on or before the due date but pay the Note in full during 2012.

From the beginning of 2006 through 2011, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of December 31, 2011, a total of thirteen term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $26,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of December 31, 2011 was approximately $442,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 we issued $765,000 of Debentures to a total of twenty three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 we issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of December 31, 2011, we held $455,000 of Debentures.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  For the year ended December 31, 2011 and 2010, amortization expense on the “expired” Debentures amounted to $52,326 and $108,334, respectively.

For periods subsequent to June 30, 2011, we are required under GAAP to record a discount totaling $32,737 for certain Debentures replaced, and a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  For the six months ended December 31, 2011 these “replacement” debentures have been outstanding, amortization expense amounted to $8,184.

For 2012, we expect to improve operating results and have adequate cash or access to cash to adequately fund operations and debt service by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Non-domestic license and territory fees – We do not recognize revenue on any non-domestic license or territory fee contracts until the cash is received, assuming all other tests of revenue recognition are met.  Canada is excluded from this definition of non-domestic.

Allowance for Doubtful Accounts – We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable.  The balance of the allowance at December 31, 2011 and 2010 is $70,000.

Property and Equipment/Long-Lived Assets – Property and equipment is reviewed for impairment.  The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.  Property, machinery and equipment are stated at cost less accumulated depreciation.  We believe the carrying amount is not impaired based upon estimated future cash flows.

Intangible Assets – Intangible assets deemed to have indefinite lives are tested for impairment by comparing the fair value with its carrying value.  Significant estimates used in the determination of fair value include estimates of future cash flows.  As required under current accounting standards, we test for impairment when events and circumstances indicate that the assets might be impaired and the carrying value of those assets may not be recoverable.

Income Taxes – We assume the deductibility of certain costs in income tax filings and estimate the recovery of deferred income tax assets, all of which is fully reserved.

New Accounting Standards – The Financial Accounting Standards Board, or FASB, has issued the following new accounting and interpretations, which may be applicable in the future to us:

There are no Accounting Standards Updates expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)               F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                        F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
N-Viro International Corporation

We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  UHY LLP
UHY LLP
Farmington Hills, Michigan
March 30, 2012

F- 1

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$44,498	$37,112
Restricted	208,510	207,465
Receivables, net:
Trade	416,192	780,844
Related party - Mahoning Valley N-Viro	-	24,325
Other	18,073	-
Deferred costs - stock and warrants issued for services	547,012	622,086
Prepaid expenses and other assets	97,155	80,994
Total current assets	1,331,440	1,752,826

PROPERTY AND EQUIPMENT, NET	1,327,320	1,490,865

INTANGIBLE AND OTHER ASSETS, NET	91,800	159,304

	$2,750,560	$3,402,995

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current maturities of long-term debt	$277,190	$337,799
Note Payable - related party	200,000	-
Convertible debentures, net of discount	90,000	667,674
Line of credit	300,000	364,000
Accounts payable	833,068	1,089,513
Accrued liabilities	39,798	226,062
Total current liabilities	1,740,056	2,685,048

Long-term debt, less current maturities	211,716	230,931
Fair value of warrant liability	12,196	744,476
Convertible debentures - long-term, net of discount	340,447	-

Total liabilities	2,304,415	3,660,455

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, Authorized - 2,000,000 shares
Issued - -0- shares in 2011 and 2010	-	-
Common stock, $.01 par value
Authorized - 35,000,000 shares
Issued - 6,191,420 shares in 2011 and 6,062,214 shares in 2010	61,914	60,622
Note receivable for common stock	-	(300,000)
Additional paid-in capital	26,883,156	24,548,644
Accumulated deficit	(25,814,035)	(23,881,836)
	1,131,035	427,430

Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' equity (deficit)	446,145	(257,460)

	$2,750,560	$3,402,995

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2010

	2011	2010
REVENUES	$5,593,665	$5,222,146

COST OF REVENUES	4,560,852	4,217,773

GROSS PROFIT	1,032,813	1,004,373

OPERATING EXPENSES
Selling, general and administrative	3,515,617	3,767,262

OPERATING LOSS	(2,482,804)	(2,762,889)

OTHER INCOME (EXPENSE)
Interest income	1,073	1,110
Gain on extinguishment of liabilities	217,342	124,233
Amortization of discount on convertible debentures	(60,510)	(108,335)
Gain on debt modification (debentures)	32,737	-
Gain (loss) on market price change of warrants issued	732,280	(140,326)
Interest expense	(79,911)	(82,938)
	843,011	(206,256)

LOSS BEFORE INCOME TAXES	(1,639,793)	(2,969,145)

Federal and state income taxes	-	-

NET LOSS	$(1,639,793)	$(2,969,145)

Basic and diluted loss per share	$(0.27)	$(0.55)

Weighted average common shares outstanding - basic and diluted	5,988,077	5,396,018

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2011 and 2010

			Note	Additional
	Shares of	Common	Receivable for	Paid-in	Accumulated	Treasury
	Common Stock	Stock	Common Stock	Capital	Deficit	Stock	Total

BALANCE – JANUARY 1, 2010	5,269,553	$52,696	$ -	$21,453,168	$(20,300,837)	$(684,890)	$520,137

Net loss	-	-	-	-	(2,969,145)	-	(2,969,145)
Deemed dividend on extension of stock warrants	-	-	-	611,854	(611,854)	-	-
Issuance of common stock for cash and Note Receivable - net	400,000	4,000	(300,000)	996,000	-	-	700,000
Share-based compensation expense	-	-	-	1,031,770	-	-	1,031,770
Exercise of stock options	54,125	541	-	101,306	-	-	101,847
Exercise of stock warrants	15,050	150	-	27,640	-	-	27,790
Conversion of debentures to stock	45,136	451	-	89,725	-	-	90,176
Discount on convertible debentures issued	2,750	28	-	21,958	-	-	21,986
Issuance of common stock	275,600	2,756	-	215,223	-	-	217,979

BALANCE – DECEMBER 31, 2010	6,062,214	60,622	(300,000)	24,548,644	(23,881,836)	(684,890)	(257,460)

Net loss	-	-	-	-	(1,639,793)	-	(1,639,793)
Deemed dividend on extension of stock warrants	-	-	-	132,642	(132,642)	-	-
Cancellation of common stock and Note Receivable on Agreement termination - net	(120,000)	(1,200)	300,000	(282,310)	-	-	16,490
Extension of stock warrants	-	-	-	26,236	-	-	26,236
Share-based compensation expense	-	-	-	1,781,842	-	-	1,781,842
Exercise of stock options	515	5	-	979	-	-	984
Exercise of stock warrants	800	8	-	7	-	-	15
Purchase of stock warrants	-	-	-	169,765	(159,764)	-	10,001
Conversion of debentures to stock	27,028	270	-	49,690	-	-	49,960
Issuance of common stock	220,863	2,209	-	455,661	-	-	457,870

BALANCE – DECEMBER 31, 2011	6,191,420	$61,914	$ -	$26,883,156	$(25,814,035)	$(684,890)	$446,145

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows From Operating Activities
Net loss	$(1,639,793)	$(2,969,145)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	539,744	449,122
Amortization of debenture stock discount	60,510	108,334
Debenture stock discount	(32,737)	-
Issuance of stock options and warrants for services	1,794,642	1,183,270
Issuance of stock for debt and services	420,973	1,103,153
Loss on investment in Mahoning Valley N-Viro	24,279	-
Provision (reduction) for bad debts	-	20,000
(Gain) loss on the sale of fixed assets	(23,978)	(8,741)
(Increase) decrease in market price of warrants issued	(732,280)	140,326
Changes in Operating Assets and Liabilities
Decrease (increase) in trade receivables	351,852	(203,809)
Decrease (increase) in prepaid expenses and other assets	(3,437)	33,148
Increase (decrease) in accounts payable and accrued liabilities	(426,396)	148,263
Net cash provided by operating activities	333,379	3,921

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	56,405	10,834
Advances to related parties	-	(9,000)
Increases from restricted cash and cash equivalents	(1,045)	(67,305)
Purchases of property and equipment	(357,384)	(532,454)
Net cash used in investing activities	(302,024)	(597,925)

Cash Flows From Financing Activities
Borrowings under long-term debt	418,037	196,869
Borrowings from related party - short-term	200,000	-
Net proceeds from issuance of common stock in private placement	96,850	611,994
Proceeds from stock warrant transactions	87,021	27,735
Proceeds from stock options exercised	984	101,873
Proceeds from convertible debentures issued, net of issuance costs	-	54,865
Net advances (repayments) on line-of-credit	(64,000)	39,000
Repayments of convertible debentures	(265,000)	-
Principal payments on long-term obligations	(497,861)	(462,600)
Net cash provided (used) by financing activities	(23,969)	569,736

Net Increase (Decrease) in Cash and Cash Equivalents	7,386	(24,268)

Cash and Cash Equivalents - Beginning	37,112	61,380

Cash and Cash Equivalents - Ending	$44,498	$37,112

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$129,818	$138,477

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1.                  Operations and Summary of Significant Accounting Policies

The following is a summary of certain accounting policies followed in the preparation of these financial statements.  The policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements:

A.     Nature of Business – The Company owns and licenses the N-Viro Process, a patented technology to treat and recycle wastewater sludges and other bio-organic wastes, utilizing certain alkaline by-products produced by the cement, lime, electric utilities and other industries.  Revenue and the related accounts receivable are due from companies acting as independent agents or licensees, principally municipalities.

B.     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

C.     Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

D.     Cash and Cash Equivalents – The Company has cash on deposit primarily in one financial institution which, at times, may be in excess of FDIC insurance limits.

For purposes of the statements of cash flows, the Company considers all certificates of deposit with initial maturities of 90 days or less to be cash equivalents.

Restricted cash consists of:  two certificates of deposit and corresponding accrued interest which are held as collateral against the Company's line-of-credit; one certificate of deposit and corresponding accrued interest which is held as collateral with a performance bond on behalf of one of the Company’s licensees; one certificate of deposit and corresponding accrued interest which is held as collateral on behalf of the Florida Department of Agriculture for the Company’s soil distribution license.

E.     Accounts Receivable – The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days.  Accounts greater than 90 days past due amounted to $67,344 and $61,698 of receivables for the years ended December 31, 2011 and 2010, respectively.  The Company's policy is not to accrue and record interest income on past due trade receivables.  The Company does bill the customer finance charges on past due accounts and records the interest income when collected.  Credit is generally granted on an unsecured basis.  Periodic credit evaluations of customers are conducted and appropriate allowances are established.

Management estimates an allowance for doubtful accounts, which was $70,000 as of both December 31, 2011 and 2010.  The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1.                  Operations and Summary of Significant Accounting Policies (Continued)

F.     Property and Equipment – Property, machinery and equipment are stated at cost less accumulated depreciation.  Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets.  Generally, useful lives are five to fifteen years.  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.  Depreciation expense amounted to $514,748 and $416,172 in 2011 and 2010, respectively.  Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.  Management believes the carrying amount is not impaired based upon estimated future cash flows.

G.     Intangible Assets – Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from one and one-half to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were 14.2 and 15.8 years at December 31, 2011 and 2010, respectively).  Amortization expense amounted to $23,276 and $26,691 in 2011 and 2010, respectively.  Estimated amortization expense, based on these patent costs and territory rights at December 31, 2011, for each of the ensuing five years is as follows:  2012 - $13,000;  2013 - $13,000;  2014 - $13,000;  2015 - $12,000; 2016 - $9,000.  Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.

The Company has capitalized the cost of acquiring certain customer licenses and contracts as part of the acquisition of Florida N-Viro on December 31, 2006.  Amortization expense amounted to $1,719 in 2011 and $6,259 in 2010.  Estimated amortization expense, based on these capitalized license and contracts at December 31, 2011, for each of the ensuing five years is as follows:  2012 - $1,700;  2013 - $1,700;  2014 - $1,700;  2015 - $1,700; 2016 - $500.

H.     Revenue Recognition – Facility management revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed.  Revenue is recognized as services are performed.

Alkaline admixture sales, alkaline admixture management service revenue and N-Viro SoilTM revenue are recognized upon shipment.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1.                  Operations and Summary of Significant Accounting Policies (Continued)

I.     Loss Per Common Share – Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented.  For the years ended December 31, 2011 and 2010, the effects of 2,924,985 and 2,273,300 stock options outstanding, respectively, 1,444,585 and 1,147,350 warrants to purchase common stock, respectively, and, debentures that are convertible to 227,500 and 360,000 shares of common stock, respectively, are excluded from the diluted per share calculation because they would be antidilutive.

J.     Stock Options – The Company records share-based compensation expense using a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation to employees.  Compensation costs are recognized over the requisite period or periods that services are rendered.

K.     New Accounting Standards – There are no Accounting Standards Updates expected to have a significant effect on the Company’s consolidated financial position or results of operations.

L.     Income Taxes – Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

The accounting for uncertain tax positions requires the Company to evaluate each income tax position using a two step process which includes a determination as to whether it is more likely than not that the income tax position will be sustained, based upon technical merit and upon examination by the taxing authorities. At December 31, 2011 and 2010, there were no uncertain tax positions that required accrual.  None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2008 and later remain subject to examination by the IRS and respective states.

M.                Supplemental Disclosure of Non-Cash Activity:

	2011	2010
Common Stock issued for commissions on debentures	$ -	$5,500
Burnham Hill Consulting - commission not due on cancellation of license of VC Energy agreement	18,000	-
VC Energy - issuance of common stock warrants	-	604,150
Deemed dividend on extension of outstanding stock warrants	132,642	611,854
SLD Consulting - value of stock issued on consulting agreement	-	334,400
SAMI - value of stock issued on public relations agreement	210,307	304,500
Rakgear - value of stock issued on consulting agreement	73,000	-
Conversion of debentures to Common Stock	-	90,204
	$433,949	$1,950,608

N.     Segment Information – During 2011, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 2.                 Balance Sheet Data

Property and equipment (at cost):

	2011	2010
Buildings and leasehold improvements	$290,129	$121,411
Equipment	3,169,055	3,296,751
Furniture, fixtures and computers	63,838	50,089
	3,523,022	3,468,251
Less accumulated depreciation	2,195,702	1,977,386

	$1,327,320	$1,490,865

Deferred costs:

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company is recording a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For the year ended December 31, 2011, the charge to earnings was approximately $101,500.

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company is taking a charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For the year ended December 31, 2011, the charge to earnings was approximately $99,200.

In December 2010, the Company executed a Consulting Agreement, with SLD Capital Corporation, or SLD.  The Company engaged SLD to provide business consulting services for a term of eighteen months.  For its services, the Company issued SLD 110,000 shares of the Company's unregistered common stock.  The Company is recording a non-cash charge to earnings of approximately $334,000 ratably over an 18-month period starting in December 2010.  For the year ended December 31, 2011, the charge to earnings was approximately $223,000.

In November, 2011, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide business consulting services for a term of one year.  For its services, the Company issued Rakgear 50,000 shares of the Company's unregistered common stock.  The Company is recording a non-cash charge to earnings of $73,000 ratably over a 12-month period starting in November 2011.  For the year ended December 31, 2011, the charge to earnings was approximately $10,000.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 2.                  Balance Sheet Data (Continued)

The following is a summary of Deferred Costs – capitalized stock value on contracts, net as of December 31:

	2011	2010
Deferred costs - Rakgear, Inc., less accumulated
amortization (2011 - $10,139; 2010 - $-0-)	$62,861	$ -

Deferred costs - SAMI, less accumulated
amortization (2011 - $204,931; 2010 - $4,229)	385,269	300,271

Deferred costs - SLD Capital, less accumulated
amortization (2011 - $235,518; 2010 - $12,585)	98,882	321,815

	$547,012	$622,086

Intangible and other assets:

The following is a summary of intangible and other assets, net as of December 31:

	2011	2010
Patents and related intangibles, less accumulated
amortization (2011 - $103,908; 2010 - $294,327)	$64,581	$99,926

Territory rights, less accumulated amortization
(2011 - $-0-; 2010 - $6,470)	-	3,530

Customer list, less accumulated amortization
(2011 - $55,365; 2010 - $53,646)	7,390	9,109

Debenture issuance costs, less accumulated amortization
(2011 - $61,667; 2010 - $44,925)	-	16,742

Other	19,829	29,997

	$91,800	$159,304

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 2.                  Balance Sheet Data (Continued)

Accrued liabilities:

	2011	2010
Accrued payroll and employee benefits	$29,062	$32,192
Sales tax payable	-	177,421
Interest payable	10,735	16,449

	$39,797	$226,062

During the fourth quarter of 2011, the Company recognized $174,000 of gain for the reversal of a recorded sales tax liability management determined is no longer due.

Note 3.                  Pledged Assets, Line-of-Credit and Long-Term Debt

During 2011, the Company maintained a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at December 31, 2011) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all our assets (except equipment), with a new maturity date of August 15, 2012.  Two certificates of deposit totaling $141,430 from the Bank are held as a condition of maintaining the line of credit.  At December 31, 2011, we had $100,000 of borrowing capacity under the credit facility.

Long-term debt at December 31, 2011 and 2010 is as follows:

	2011	2010
Notes payable - banks	$209,527	$365,703
Notes payable - equipment vendors	279,379	203,027
Convertible debentures, net of discount of $24,553 in 2011 and $52,326 in 2010	430,447	667,674
	919,353	1,236,404
Less current maturities	367,190	1,005,473

	$552,163	$230,931

During 2011, the Company borrowed a total of $163,853 from two lenders to purchase insurance policies for general, property and directors & officers’ insurance coverage during the year.  A total of two term notes were issued, ranging from 6% to 6.6% interest for a term not more than one year, monthly payments totaling $16,844 and each are unsecured.  The total amount owed on these notes as of December 31, 2011 was approximately $46,200 and these notes are expected to be paid in full on the applicable maturity date, the last of which is August 2012.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 3.                  Pledged Assets, Line-of-Credit and Long-Term Debt (Continued)

From the beginning of 2006 through 2011, the Company borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of December 31, 2011, a total of thirteen term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $26,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of December 31, 2011 was approximately $442,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 the Company issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of December 31, 2011, the Company held $455,000 of Debentures.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  For the year ended December 31, 2011 and 2010, amortization expense on the “expired” Debentures amounted to $52,326 and $108,334, respectively.

For periods subsequent to June 30, 2011, the Company is required under GAAP to record a discount totaling $32,737 for certain Debentures replaced, and a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  For the six months ended December 31, 2011 these “replacement” debentures have been outstanding, amortization expense amounted to $8,184.

Approximate aggregate maturities of long-term debt for the years ending December 31 are as follows:  2012 - $567,000;  2013 - $460,000;  2014 - $59,000;  2015 - $27,000;  2016 - $6,000.

Note 4.                  Related Party Transactions

On August 1, 2011, the Company borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on October 30, 2011 and again on January 30, 2012, and is now due April 30, 2012.  The Company expects to extend the Note on or before the due date but pay the Note in full during 2012.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 4.                  Related Party Transactions (Continued)

During the year ended December 31, 2010 the Company advanced funds for operating capital of $9,000 to its joint venture limited liability company, Mahoning Valley N-Viro.  Mahoning Valley N-Viro is owned 50% by the Company and 50% by SouthSide Environmental Group of Struthers, Ohio.  As no financial activity occurred in Mahoning Valley N-Viro during 2010 and 2011 and the outlook unlikely of having future operations, the Company determined that the total $24,325 loaned by the Company to date would not be repaid and wrote down the investment to a net realizable value of zero as of December 31, 2011.

Also during 2011 and 2010, the Company paid Terri Kasmoch, the spouse of President and Chief Executive Officer Timothy Kasmoch, outside consulting fees for business development, web site and company media marketing and stock promotion efforts for the Company, and as an employee with the same duties starting in the 4th quarter of 2010.

During the year ended December 31, 2011, the Company rented and purchased equipment, and contracted for repair services with Tri-State Garden Supply dba Gardenscape, a company owned and managed by the extended family of the Company’s Chief Executive Officer, Timothy Kasmoch.

During the year ended December 31, 2010, the Company paid Thomas L. Kovacik, a member of the Board of Directors, a fee for consulting services.  The fee was paid with 10,000 stock options at an exercise price of $3.53, which vested immediately and are exercisable over 10 years.  To reflect the value of the options, the Company recorded an expense of $31,421.  The fee was exclusive of director fees and expenses paid for with cash and stock options.

The following table summarizes these payments for 2011 and 2010 and the balance to each of any monies owed as of December 31, 2011:

Payee	Year	Consulting fees	Gross Payroll	Rental, Equipment and Repairs	Total	Account payable balance at December 31
Terri Kasmoch	2011	$ -	$52,000	$ -	$52,000	$ -
Terri Kasmoch	2010	10,685	10,833	-	21,518	-
Gardenscape	2011	-	-	15,214	15,214	12,500
Thomas L. Kovacik	2010	31,421	-	-	31,421	-

Note 5.                  Equity Transactions

In January 2010, the Company executed a Placement Agent Agreement, or the Agreement, with Burnham Hill Partners of New York, NY, or BHP.  The Company engaged BHP as its placement agent in connection with the issuance of debt or equity securities through a transaction exempt from registration for a term of six months from the date of the Agreement.  For its services, the Company issued BHP 10,000 shares of the Company's unregistered common stock.  The shares were issued in a private transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933.  If the Company had secured a financing placement through BHP, the Company would have issued common stock placement warrants equal to 8% of the number of common stock shares issued in the financing, for a term of seven years and would have been exercisable at 120% of the price paid per share by the investors.  The Company accounted for this transaction by recording a deferred current asset of $30,000 that was amortized ratably over the subsequent six month period the services were rendered in 2010.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 5.                  Equity Transactions (continued)

In December 2010, the Company issued 110,000 shares of unregistered Common Stock to SLD Capital Corporation (“SLD”), as compensation for services rendered by SLD to the Company under a Consulting Agreement, effective as of December 10, 2010.  The agreement is for a term of eighteen months from the effective date.  More details of this Agreement are contained in Note 2.

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

In September 2010, the Company executed Amendment Number 1, effective September 15, 2010 (the “Amendment”) to the Purchase Agreement with VC Energy.  The purpose of the Amendment was to modify certain of the purchase terms in the Purchase Agreement, and VC Energy exercised its option to purchase 200,000 shares of the Company’s common stock for $500,000 which VC Energy paid for by delivering its unsecured promissory note to the Company for $500,000, payable in installments over a 12 month period, with the first $200,000 of such installments due bi-weekly between September 30, 2010 and December 30, 2010 and the final $300,000 due September 15, 2011.  The promissory note provided for acceleration in the event of default and a default interest rate of 8% per annum.  The Company also delivered 200,000 warrants to purchase shares of its common stock at an exercise price of $2.50 per share.  Under the Amendment, the Company transferred all 200,000 shares and 200,000 warrants to an Escrow Agent, and the shares and warrants were to be released ratably to VC Energy as installments payments due the Company were received.  VC Energy made all installment payments due through December 2010, and the escrow agent delivered 80,000 shares and 80,000 warrants to VC Energy, with the remaining shares and warrants continuing to be held by the escrow agent.  In addition, VC Energy’s option to purchase the remaining 200,000 shares of the Company’s common stock was extended to December 31, 2010 and then a second time to March 1, 2011, on the same terms as the original Purchase Agreement.  VC Energy did not exercise the purchase option for the additional 200,000 shares on or before March 1, 2011.  At each extension date, the Company recorded a deemed dividend for the increase in value of the purchase option as a reduction to Accumulated Deficit and an increase to the Additional Paid In Capital accounts, totaling $150,387 in 2010.

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

In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of December 31, 2011, the Company has recorded a liability of $12,196 to reflect the fair value of the outstanding warrants.  The Company will be periodically required to re-measure the fair value of the remaining warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the twelve months ended December 31, 2011 and 2010, the Company recorded a gain of $732,280 and a loss of $140,326, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period, which includes the gain in 2011 from the cancellation of 120,000 warrants as a result of the Termination Agreement.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 5.                  Equity Transactions (continued)

In December 2010, the Company issued 150,000 shares of unregistered Common Stock to Strategic Asset Management, Inc., (“SAMI”), as compensation for services rendered by SAMI to the Company under a Financial Public Relations Agreement, effective as of December 15, 2010.  The agreement is for a term of two years from the effective date.  More details of this Agreement are contained in Note 2.

In August 2011, the Company issued 100,000 shares of common stock to SAMI for additional services performed in connection with the December 2010 consulting agreement.  To reflect the entire value of the stock issued, the Company is taking a charge to earnings of $150,000 through December 2013, the ending date of the consulting agreement.  For the twelve months ended December 31, 2011, the charge to earnings was $52,100.  The Company also granted 100,000 stock warrants in connection with this transaction.  All the warrants are exercisable over a five year term, vest immediately and were priced at a premium over the fair market value of the Company’s common stock as of the date of the grant, or $1.65 per warrant.  To reflect the entire value of the stock warrants granted, the Company is taking a charge to earnings totaling approximately $136,000 through December 2013.  For the twelve months ended December 31, 2011, the charge to earnings was approximately $47,100.

In November 2011, the Company issued 50,000 shares of unregistered common stock to Rakgear, Inc. for business consulting services.  To reflect the entire value of the stock issued, the Company is taking a non-cash charge to earnings of $73,000 ratably through December 2013, the ending date of the agreement.  For the twelve months ended December 31, 2011, the charge to earnings was approximately $10,000.

During 2011, we sold a total of 70,863 shares of unregistered restricted stock to five non-beneficial owners for total gross cash proceeds of $112,400.  These proceeds were all used for operating expenses.  Simultaneously and subject to the same terms and conditions, we issued a total of 64,263 warrants to two non-beneficial owners to acquire shares of our common stock at a price above the purchase price each owner paid for our common stock, which was the fair market value of the stock on the date of each transaction.  In all instances the shares and the warrants issued and sold were in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Also during 2011, the Convertible Debentures matured, fifteen investors elected to replace their Debentures with new ones, two investors had theirs repaid and one investor converted $50,000 into 25,000 shares of unregistered common stock.  The amount of Debentures outstanding at the end of 2011 was $455,000, convertible at $2.00 per share or 227,500 shares.  More details on these transactions can be found in Note 3.

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock may be issued.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2011 from the 2010 Plan and in 2010 from the 2004 Plan at the approximate market value of the stock at date of grant, as defined in each of the plans.

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 5.                  Equity Transactions (continued)

earnings totaling approximately $2,358,000 through March 2014.  For the years ended December 31, 2011 and 2010, this charge was $471,539 and $844,840, respectively.

In August 2011, the Company granted 500,000 stock options to its Chief Executive Officer, Timothy Kasmoch.  The options are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.63 and vest immediately.  To reflect the value of the stock options granted, the Company took an immediate charge to earnings during the third quarter of 2011 totaling approximately $720,000.

More information on these equity transactions is contained in this Form 10-K under Item 11, “Executive Compensation”.

During the year ended December 31, 2011, the Company granted stock options totaling 180,000 shares, exclusive of the officers, to all outside directors.  All options granted are for a period of ten years.  The options became fully vested six months after the date of grant, and were priced, pursuant to the 2010 Plan, at $1.78 for a total expense of approximately $321,000, expensed ratably and fully in 2011 over the subsequent six-month period.  More information on these equity transactions is contained in this Form 10-K under Item 10, “Directors, Executive Officers and Corporate Governance”.

During the year ended December 31, 2010, the Company granted additional stock options totaling 175,000 shares, exclusive of the officers:  90,000 options to outside directors, 10,000 options to an outside director acting in his capacity as a consultant and 75,000 options to three employees.  All options granted are for a period of ten years.  The options granted in 2010 to the directors became fully vested six months after the date of grant, and were priced, pursuant to the 2004 Plan, at a weighted average price of $3.08 for a total expense of approximately $209,000, expensed ratably over the subsequent six-month period.  The options granted to the consultant vested immediately and were priced, pursuant to the 2004 Plan, at $3.53 for a total expense of approximately $31,400, expensed immediately.  More information on these equity transactions is contained in this Form 10-K under Item 10, “Directors, Executive Officers and Corporate Governance”.

The options granted in 2010 to the three employees vested twenty percent on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  All of the options are exercisable at $1.89 per share and were granted pursuant to the 2004 Plan and are intended as Incentive Stock Options.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 5.                  Equity Transactions (continued)

The following summarizes the stock options activity for the years ended December 31, 2011 and 2010:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,273,300	$2.67	1,279,825	$2.24
Granted	680,000	$1.67	1,065,000	$3.16
Exercised	(515)	$1.94	(54,125)	$1.91
Expired/forfeited during the year	(27,800)	$1.71	(17,400)	$3.75
Outstanding, end of year	2,924,985	$2.44	2,273,300	$2.67

Eligible for exercise at end of year	2,360,985	$2.26	1,501,300	$2.41

Weighted average fair value per option for options granted during the year	$1.67		$3.16

Options expected to vest over the life of the Plan	2,924,985		2,273,300

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

The following assumptions were used to estimate the fair value of options granted:

	Year Ended December 31,
	2011	2010
Expected dividend yield	0.00%	0.00%
Weighted average volatility	203.4%	73.7%
Risk free interest rate	2.1 - 3.2%	2.5 - 3.6%
Expected term (in years)	5	7

On two occasions during 2010, all holders of N-Viro International Corporation warrants were granted an automatic extension of time to exercise their respective warrants.  On one more occasion in August 2011, an automatic extension of time was granted to certain warrant holders of record to exercise their respective warrants.  For all of the extensions, all other terms of the warrant remained in place, other than the expiration date.  The incremental fair value associated with the extension of the warrant expiration dates has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the accompanying Statement of Stockholders’ Equity (Deficit).  For the years ended December 31, 2011 and 2010, the deemed dividend was $132,642 and $461,467 respectively.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 6.                      Revenue and Major Customers

Revenues for the years ended December 31, 2011 and 2010 billed through N-Viro International Corporation include revenues from one major customer, the City of Toledo, Ohio (included in the facility management, and, products and services classifications), which represented approximately 17% for 2011 and 22% for 2010 of total consolidated revenue.  The accounts receivable balance due (which is unsecured) from this customer at December 31, 2011 and 2010 was approximately $1,000 and $68,000, respectively.  The Company’s agreement with the City of Toledo, our largest customer for many years through 2010, was not renewed at the end of 2011.  The City of Toledo’s failure to renew that agreement has had a material adverse effect on the Company’s business, financial conditions and results of operations.

The Company’s six largest customers billed through Florida N-Viro each represent between 5% - 22% of the consolidated revenue for the Company, or a collective total of approximately 62% for these six customers for 2011 and 63% for 2010.  Florida operations accounted for approximately 80% and 74% of consolidated revenue during the years ended December 31, 2011 and 2010, respectively.  The accounts receivable balance due (which are unsecured) for these six Florida N-Viro customers at December 31, 2011 and 2010 was approximately $286,000 and $328,000, respectively.  A seventh Florida customer, Orange County Utilities, provided approximately $367,000 or 7% of the consolidated revenue in 2011, but the agreement began December 2010 and ended March 2011.  The Company does not expect Orange County to resume that agreement in the near future.  At the end of 2011, the Company was notified that a Florida customer, Seminole County, who represented gross revenue of $353,000 and $402,000 in 2011 and 2010, respectively, was terminating services for the Company effective January 2012.  This was approximately 6% and 8% of 2011 and 2010 gross revenue, respectively.

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

Note 7.                  Commitments and Contingencies

On March 17, 2010, the Company and Timothy R. Kasmoch, the President and Chief Executive Officer, entered into an Employment Agreement for a five-year term.  Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Kasmoch is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.

On March 17, 2010, the Company and Robert W. Bohmer, the Executive Vice President and General Counsel, entered into an Employment Agreement for a five-year term.  Mr. Bohmer is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Bohmer is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.

On March 17, 2010, the Company and James K. McHugh, the Chief Financial Officer, Secretary and Treasurer, entered into an Employment Agreement for a five-year term.  Mr. McHugh is to receive an annual base salary of $125,000, subject to an annual discretionary increase.  In addition, Mr. McHugh is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 7.                  Commitments and Contingencies (continued)

Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.

The Company’s executive and administrative offices are located in Toledo, Ohio.  Through April 2011, the Company operated under a month to month lease at its former location.  The total rental expense for this former location included in the statements of operations for the years ended December 31, 2011 and 2010 is approximately $12,800 and $38,500, respectively.  In April 2011, the Company signed a 68 month lease with a new lessor in Toledo.  The total minimum rental commitment for the year ending December 31, 2012 is approximately $37,400, for 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense for this current location included in the statements of operations for the year ended December 31, 2011 is approximately $15,600.  The Company also leases various equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011, the Company operated under a month to month lease agreement.  The total rental expense included in the statements of operations for the years ended December 31, 2011 and 2010 is $23,000 and $6,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2011 and 2010 is $30,000.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the years ending December 31, 2012 through 2013 is $48,000 each year, and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the years ended December 31, 2011 and 2010 is $48,000.

The Company also leased processing equipment at its Florida location which began in February 2008 under a three-year lease.  The total rental expense included in the statements of operations for the years ended December 31, 2011 and 2010 is approximately $3,900 and $46,200, respectively.  In February 2011, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

Management believes that all of the Company’s properties are adequately covered by insurance.

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

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 8.                  Income Tax Matters

The composition of the deferred tax assets and liabilities at December 31, 2011 and 2010 is as follows:

	2011	2010
Gross deferred tax liabilities:
Property and equipment and intangible assets	$(19,200)	$(72,800)
Gross deferred tax assets:
Loss carryforwards	4,350,300	4,167,100
Loss on market price of derivatives	4,100	47,700
Section 754 basis step up	107,100	128,500
Allowance for doubtful accounts	23,800	23,800
Other	500	500

Less valuation allowance	(4,466,600)	(4,294,800)

	$ -	$ -

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2011 and 2010 and are as follows:

	2011	2010
Computed "expected" tax expense (credit)	$(557,500)	$(1,009,500)
State taxes, net of federal tax benefit	-	-
(Decrease) increase in income taxes resulting from:
Change in valuation allowance	171,800	140,200
Net operating loss carryfoward expiration	-	520,300
Nondeductible stock options and warrants	568,400	351,800
Derivative adjustment - permanent	(205,400)	-
Other	22,700	(2,800)

	$ -	$ -

The net operating losses available at December 31, 2011 to offset future taxable income total approximately $12,800,000 and expire principally in years 2018 - 2031.  Approximately $685,000 will expire if not used to offset taxable income for the 2012 tax year.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 9.                  Fair Value Measurements and Disclosures

The Company has adopted the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to nonfinancial assets and liabilities on a prospective basis.  ASC820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value and expands the required disclosures about fair value measurement.  The valuation techniques required by ASC 820 are based on observable and unobservable inputs using the following three-tier hierarchy:

•	Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable for assets or liabilities, either directly or indirectly, through market corroboration.

•	Level 3 – Inputs are unobservable inputs based on the Company’s own assumptions.

The following table summarizes the basis used to measure assets and liabilities at fair value on a recurring basis in the balance sheet:

	Level 1	Level 2	Level 3	Total

	as of December 31, 2011
Warrants	$0	$0	($12,196)	($12,196)

	as of December 31, 2010
Warrants	$0	$0	($744,476)	($744,476)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 assets for the year ended December 31, 2011:

Balance, beginning of year                                                                 ($744,476)
           Gain on market price change of warrants issued                               732,280

Balance, end of year                                                                           ($   12,196)

Note 10.                  Subsequent Events

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2011 for the reasons described below.

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

During the quarter ended December 31, 2011, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B.                      Other Information

           None

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

Currently the Board is currently composed of three Class I Directors: Carl Richard, Joseph H. Scheib and Mark D. Hagans; and three Class II Directors: James H. Hartung, Timothy R. Kasmoch and Thomas L. Kovacik (whose terms will expire upon the election and qualification of directors at the annual meetings of stockholders to be held in 2011 and 2012, respectively).  At each annual meeting of stockholders, directors will be elected for a full term of two years to succeed those directors whose terms are expiring.  During 2011 Joan B. Wills was a director until her resignation in December 2011.  See the Form 8-K filed on December 7, 2011 for more details.

The following table sets forth the names and ages of our directors.

Name	Age	Position
Mark D. Hagans	45	Class I Director
James H. Hartung	69	Class II Director, Chairman of the Board*
Timothy R. Kasmoch	50	Class II Director, President and Chief Executive Officer*
Thomas L. Kovacik	64	Class II Director*
Carl Richard	85	Class I Director
Joseph H. Scheib	55	Class I Director
_____________
* Directors currently nominated for re-election.

Mark D. Hagans is an attorney and partner with the law firm of Plassman, Rupp, Hagans & Newton, of Archbold, Ohio, and his practice focuses on corporation, taxation and banking law.  Mr. Hagans serves on numerous Boards of directors, including the Fulton County Health Center, where he is presently chair of the Finance Committee.  Mr. Hagans earned his law degree from the University of Toledo.  Mr. Hagans has served as our director since December 2006 and is a member of the Board's Audit, Finance and Technology Committees.  Mr. Hagans’ experience as a lawyer and businessman enables him to bring valuable resources to the Board.

James H. Hartung is the former President and Chief Executive Officer of the Toledo-Lucas County (Ohio) Port Authority, a position he held from 1994 until 2008.  Mr. Hartung has served as our Director since January 2006 and is a member of the Board's Compensation and Nominating Committees.  Mr. Hartung presently also serves as the Chairman of the Board/Executive Vice-President at Seasnake World Wide Marketing LLC, a marketing concern commercializing the Seasnake shipping system for the marine transportation of liquid, dry bulk, break-bulk and inter-modal container cargo; and is actively engaged in maritime/economic development consulting in domestic and international markets for Development Solutions, LLC, where he serves as a Senior Associate/Partner.  Mr. Hartung’s qualifications to serve as a director and our Chairman of the Board consist of several years experience as a businessman, as an organizational leader and community organizer, and in dealings with local government and related agencies that enable him to bring valuable insights to the Board.

Timothy R. Kasmoch has been our President and Chief Executive Officer since February 2006 and a director since January 2006.  Until April 1, 2007, Mr. Kasmoch was also President and CEO of Tri-State Garden Supply, d/b/a Gardenscape, a bagger and distributor of lawn and garden products, which has provided trucking and equipment services to our Company.  Mr. Kasmoch is a graduate of Penn State University.  Mr. Kasmoch is a member of the Board’s Finance and Technology Committees.  Mr. Kasmoch’s qualifications to serve as a director of the Company consist of his experience in the soil and distribution business as well as an extensive knowledge of the transportation and trucking industry.  Mr. Kasmoch’s strength is in strategic planning and he possesses a broad, fundamental understanding of the business drivers affecting us.  He is the only “insider” on the Board.

Thomas L. Kovacik is the Executive Director of Transportation Advocacy Group of Northwest Ohio (“TAGNO”), a strategic planning organization working with local and Ohio transportation and economic development officials, and the President of Kovacik Consulting, a business consulting company.  Mr. Kovacik was previously employed by us from 1992 to 1995 as President of Great Lakes N-Viro, at the time one of our divisions.  Mr. Kovacik has also held various positions with local government, utilities and environmental companies, and earned a masters degree from Bowling Green State University in Geochemistry.  Mr. Kovacik has served as our Director since December 2006, and is a member of the Board’s Compensation and Technology Committees.  Mr. Kovacik’s qualifications to serve as a director of the Company consist of his experience in the environmental, government and utilities industries, and his prior position with us as a divisional president.  His strength in strategic planning and transactional experience offers a unique perspective to the Board.

Carl Richard is the former Executive Vice-President of P.R. Transportation, a trucking company that was located in Toledo, Ohio, and was a consultant to us from January 2006 to April 2007.  Mr. Richard served as Vice-President of C.A. Transportation from 1988 through 2000 and as Vice-President of R.O.S.S. Investments, a real estate holding company, from 1980 through 2000.  Mr. Richard has served as our director since December 2004 and is a member of the Board’s Nominating Committee.  Mr. Richard’s qualifications to serve as a director of the Company consist of his extensive experience in the transportation and trucking industry.

Joseph H. Scheib is the Controller for Verity Financial Group, Inc., a holding company for Verity Asset Management, Inc. and Verity Investments, Inc., a Registered Investment Advisor and a Registered Broker-Dealer, respectively.  He has held this position since June 2011.  Mr. Scheib was the Chief Financial Officer of Broad Street Software Group, a comprehensive software technology company located in Edenton, North Carolina, a position he held until 2010.  From May 2000 until February 2003, Mr. Scheib was the Financial Operation Principal/Compliance Officer of Triangle Securities, LLC of Raleigh, North Carolina, an asset management, brokerage and investment banking firm.  Mr. Scheib is a graduate of East Carolina University with a degree in accounting.  Mr. Scheib has served as our Director since December 2004, and is a member of the Board’s Audit, Finance and Nominating Committees.  Mr. Scheib’s qualifications to serve as a director of the Company consist of his strong financial and asset management experience and serving the Company in a financial oversight role as the Chair of the Audit Committee.  Given his extensive knowledge and experience in finance, Mr. Scheib has been determined to be an audit committee financial expert by the board.

Key Relationships

None

CORPORATE GOVERNANCE AND BOARD MATTERS

Our Board of Directors

Our business, property and affairs are managed under the direction of our Board.  We have determined that the Company’s interests are best served by having a Chairman of the Board who is independent of the management of the Company because it is our view this inherently strengthens board independence in dealing with issues that closely involve management.  Our Chief Executive Officer has responsibility for setting our strategic direction and the day-to-day leadership and performance, while the Chairman of the Board has a greater focus on long-range Company goals and plans and governance of our Board of Directors.  This balance between the two positions enables Mr. Kasmoch to focus on the operational and strategic challenges we presently face, with Mr. Hartung providing board leadership on matters of governance and management oversight.

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

Management is responsible for N-Viro’s day-to-day risk management, and the entire Board’s role is to engage in informed oversight.  Our Chief Executive Officer is a member of the Board of Directors, and our Chief Financial Officer and Executive Vice President/General Counsel regularly attend Board meetings, which helps facilitate discussions regarding risk between the Board and our senior management, as well as the exchange of risk-related information or concerns between the Board and the senior management.  The Board believes Mr. Kasmoch’s service as Chief Executive Officer and on the Board is appropriate because it bridges a critical gap between our management and the Board, enabling the Board to benefit from management’s perspective on our business while the Board performs its oversight function.

The Company’s philosophy about diversity among its Board members is discussed below under “Nominating Committee.”

Meetings of the Board of Directors

Our Board held six meetings during 2011, consisting of two regular meeting and four special meetings.  Each director attended 100% of the aggregate number of meetings held by the Board of Directors and the Committees of the Board of Directors on which he served.  It is the policy of the Company that the members of the Board attend our annual stockholder meeting.  Failure to attend annual meetings without good reason is a factor the Nominating Committee and Board will consider in determining whether or not to renominate a current Board member.  All members of the Board serving at the time attended the 2011 Annual Meeting, except Mr. Scheib and Ms. Wills.

Shareholder Communications with the Board

We encourage stockholder communications with directors.  Stockholders may communicate with a particular director, all directors or the Chairman of the Board by mail or courier addressed to him or the entire Board in care of James K. McHugh, Corporate Secretary, N-Viro International Corporation, 2254 Centennial Road, Toledo, OH  43617.  All correspondence should be in a sealed envelope marked “Confidential” and will be forwarded unopened to the director as appropriate.

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

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board.  A copy of the Code of Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K for the year ended December 31, 2011, and is posted on our web site at www.nviro.com.

Committees of the Board of Directors

The Board has the following standing committees:  the Audit Committee, the Compensation Committee, the Finance Committee, the Nominating Committee and the Technology Committee.  The composition and function of each Committee is set forth below:

Director	Audit	Compensation	Nominating	Finance	Technology
Mark D. Hagans	X			X*	X
James H. Hartung		X	X
Timothy R. Kasmoch				X	X*
Thomas L. Kovacik		X*			X
Carl Richard			X
Joseph H. Scheib	X*		X*	X
Joan B. Wills**		X

*  Committee Chair
**  Until Ms. Wills’ retirement from the Board in December 2011.

Audit Committee

Our Audit Committee consisted of Messrs. Scheib and Hagans.  In accordance with our Audit Committee Charter, each of the Audit Committee members must be “independent” as determined under the NASDAQ rules.  The Audit Committee currently is not subject to, and does not follow, the independence criteria set forth in Section 10A of the Securities Exchange Act 1934, as amended.  The Board has determined that each of the directors who serve on the Audit Committee are “independent” under the NASDAQ rules, meaning that none of them has a relationship with us that may interfere with their independence from us and our management.  Further, the Board has determined that Mr. Scheib qualifies as a “financial expert” as defined by the Securities and Exchange Commission (the "SEC").

The Audit Committee recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities.  During 2011, the Audit Committee met two times.  The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2012.  The Audit committee is governed by a written charter, a copy of which was attached to the Proxy Statement for our annual meeting held on June 8, 2007.

Compensation Committee

The Compensation Committee determines officers’ salaries and bonuses and administers the grant of stock options pursuant to our stock option plans.  The Compensation Committee does not have a written charter.  The Compensation Committee consisted of Messrs. Kovacik and Hartung and Ms. Wills until her retirement from the Board in December 2011.  The Compensation Committee met three times during 2011.

The Board has determined that all of the members of the committee are “independent” as determined under the NASDAQ standards.

Finance Committee

The Finance Committee, consisting of Messrs. Hagans, Kasmoch and Scheib, assists in monitoring our cash flow requirements and approves any internal or external financing or leasing arrangements.  The Finance Committee does not have a written charter.  The Finance Committee met one time during 2011.

Nominating Committee

The Nominating Committee, consisting of Messrs. Scheib, Richard and Hartung, considers and recommends to the Board qualified candidates for election as Board members, and establishes and periodically reviews criteria for selection of directors.  The Nominating Committee does not have a written charter.  The Nominating Committee met one time during 2011.

The Board has determined that all of the members of the committee are “independent” as determined under the NASDAQ standards.

The Nominating Committee will consider candidates recommended by stockholders, directors, officers, third-party search firms and other sources for nomination as a director.  The Committee considers the needs of the Board and evaluates each director candidate in light of, among other things, the candidate’s qualifications.  Recommended candidates must be of the highest character and integrity, free of any conflicts of interest and possess the ability to work collaboratively with others, and have the time to devote to Board activities.  All candidates will be reviewed in the same manner, regardless of the source of the recommendation.  Presently, the Nominating Committee does not consider diversity as a characteristic in its selection of candidates except to the extent that the Nominating Committee seeks to expand the range of categories of experience and relationships in different aspects of the waste management process the Company requires for the different foci of its business and potential contacts with sources of business opportunity for the Company.

The Nominating Committee will consider all stockholder recommendations of proposed director nominees, if such recommendations are timely received under applicable SEC regulations and include all of the information required to be included as set forth in the By-Laws.  To be considered “timely received,” recommendations must be received in writing at our principal executive offices, at N-Viro International Corporation, 2254 Centennial Road, Toledo, OH  43617, Attention: Chairman, Nominating Committee, c/o James K. McHugh, Corporate Secretary, no later than March 1, 2013

All candidates recommended by stockholders should be independent and possess substantial and significant experience which would be of value to us in the performance of the duties of a director.  In addition, any stockholder director nominee recommendation must include, at a minimum, the following information:  the stockholder’s name; address; the number and class of shares owned; the candidate’s biographical information, including name, residential and business address, telephone number, age, education, accomplishments, employment history (including positions held and current position), and current and former directorships; and the stockholder’s opinion as to whether the stockholder recommended candidate meets the definitions of “independent” under the NASDAQ standards.  In addition, the recommendation letter must provide the information that would be required to be disclosed in the solicitation of proxies for election of directors under federal securities laws.  The stockholder must include the candidate’s statement that he/she meets these requirements; is willing to promptly complete the Questionnaire required of all officers, directors and candidates for nomination to the Board; will provide such other information as the Committee may reasonably request; consents to serve on the Board if elected; and a statement whether such candidate, if elected, intends to tender, promptly following such person’s election or re-election, an irrevocable resignation effective upon such person’s failure to receive the required vote for re-election at the next meeting at which such person would face re-election.

Compensation of Directors

Our Board of Directors has approved the payment of cash compensation to non-employee directors in exchange for their service on the Board.  The amount of cash compensation to be received by each non-employee director is $1,000 per regular meeting attended during each calendar year, and $500 per special meeting attended.  Our Board of Directors generally has four meetings per calendar year.  The Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees thereof.  During 2011, the Board voluntarily waived the cash compensation for the special meetings.

Under our current stock option plan, the N-Viro International Corporation 2010 Stock Option Plan (“2010 Plan”), each non-employee Director automatically receives a grant of options to purchase 5,000 shares of Common Stock for each regular meeting attended, and an option to purchase 2,500 shares of Common Stock for each special meeting attended, subject to a maximum of 30,000 options in any calendar year.

Directors who are our employees do not receive any additional compensation for serving as Directors.  Directors who are our consultants do not receive any additional cash compensation for serving as Directors, but do receive stock options per the provisions of the 2010 Plan.

See “Certain Relationships and Related Transactions” for additional compensation to directors.

DIRECTOR COMPENSATION

	Fees			Non-Equity	Non-Qualified	Non-Qualified
	Earned or			Incentive	Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Plan	Compensation	Other
Name	Cash	Awards (1)	Awards	Compensation	Compensation	Earnings	Compensation	Total
Joseph Scheib	$2,000	$27,250	$53,570	-	-	-	-	$82,820
Carl Richard	$2,000	$27,250	$53,570	-	-	-	-	$82,820
James Hartung	$2,000	$27,250	$53,570	-	-	-	-	$82,820
Mark Hagans	$2,000	$27,250	$53,570	-	-	-	-	$82,820
Thomas Kovacik	$2,000	$27,250	$53,570	-	-	-	-	$82,820
Joan Wills *	$1,000	$27,250	$53,570	-	-	-	-	$81,820
Timothy Kasmoch	-	-	-	-	-	-	-	$0
	$11,000	$163,500	$321,420	$0	$0	$0	$0	$495,920

*	No longer a director effective December 2011

(1)	Represents 20,000 stock warrants issued to each board member in August 2011

EXECUTIVE OFFICERS OF THE COMPANY

Executive officers of the Company are appointed by the Board of Directors and hold office at the pleasure of the Board.  Set forth below is biographical and other information on the current executive officers of the Company.  Mr. Kasmoch also serves as a member of the Board and his biographical information is set forth above under the caption “Directors of the Company.”

Name	Age	Position
Timothy R. Kasmoch	50	President and Chief Executive Officer
Robert W. Bohmer	42	Executive Vice-President and General Counsel
James K. McHugh	53	Chief Financial Officer, Secretary and Treasurer

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC.  Copies of all filed reports are required to be furnished to us pursuant to Section 16(a).  Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2011.

Item 11.                                Executive Compensation

Compensation of Executive Officers

The following table presents the total compensation paid to our Chief Executive Officer, Executive Vice President and Chief Financial Officer during 2011 and 2010.  There were no other executive officers who were serving at the end of 2011 or 2010 and whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards (4)	Awards (5)	Compensation	Earnings	Compensation	Total
Timothy R. Kasmoch	2011	$150,000	-	$27,233	$969,115	-	-	$52,000	$1,198,348
President and Chief	2010	$150,000	-	-	$446,152	-	-	$21,518	$617,670
Executive Officer (1)

Robert W. Bohmer	2011	$150,000	-	$27,233	$169,542	-	-	-	$346,775
Executive Vice-President +	2010	$150,000	-	-	$373,763	-	-	-	$523,763
General Counsel (2)

James K. McHugh	2011	$125,000	-	$27,233	$52,982	-	-	$399	$205,614
Chief Financial Officer,	2010	$125,000	$7,810	-	$94,926	-	-	$399	$228,135
Secretary + Treasurer (3)

(1)
For the “All Other Compensation” column, Mr. Kasmoch’s spouse was compensated for outside consulting services rendered to the Company during 2010, in addition to employee wages paid starting the fourth quarter of 2010 into 2011.  All compensation was in cash.

(2)	For Mr. Bohmer, the value of the Option Award includes the 2007 Option Award recorded as an expense in 2010 in the amount of $70,000.

(3)
For the “All Other Compensation” column, Mr. McHugh is taxed on the imputed benefit of a life insurance policy that benefits his personal beneficiary for one-half the face value of the policy and N-Viro International Corporation for the other one-half.

(4)
The amounts included in the Stock Awards column include the aggregate fair value of stock warrants granted in the fiscal year computed in accordance with FASB ASC Topic 718.  We use the Black-Scholes model to measure the grant date fair value of stock warrants.

(5)
The amounts included in the Option Awards column include the aggregate fair value of options granted and/or expensed in the fiscal year computed in accordance with FASB ASC Topic 718.  We continue to use the Black-Scholes model to measure the grant date fair value of stock options.  For a discussion of the valuation assumptions used to value the options, see Note 5 to our Consolidated Financial Statements included in this annual report on Form 10-K for the fiscal year ended December 31, 2011.

2011 GRANTS OF PLAN BASED AWARDS

			Estimated Future Payouts Under			Estimated Future Payouts Under			Full Grant	Base Price
	Grant	Approval	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Date Fair	of Option
Name	Date	Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Value ($)	Awards ($/shr.)
Timothy R. Kasmoch	8/10/2011	8/10/2011	-	-	-	-	-	500,000	1.50	1.63

Robert W. Bohmer	none		-	-	-	-	-	-	-	-

James K. McHugh	none		-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
								Equity	Equity
			Equity					Incentive	Incentive
			Incentive					Plan Awards:	Plan Awards:
			Plan				Market	# Unearned	Market or
	# of	# of	Awards:			# of	Value of	Shares,	Payout Value
	Securities	Securities	# Securities			Shares or	Shares or	Units or	of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	Other Rights	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	or Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not	That Have
Name	Exercisable	Unexercisable	Options (#)	Price (#)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested (#)
Timothy R. Kasmoch	250,000	-	-	$2.00	12/30/16	-	-	-	-
Timothy R. Kasmoch	2,500	-	-	$1.70	2/15/16	-	-	-	-
Timothy R. Kasmoch	25,000	-	-	$1.94	7/11/19	-	-	-	-
Timothy R. Kasmoch	243,000	-	-	$2.23	7/22/19	-	-	-	-
Timothy R. Kasmoch	282,000	188,000	-	$3.27	3/18/20	-	-	-	-
Timothy R. Kasmoch	500,000	-	-	$1.63	8/10/21

Robert W. Bohmer	100,000	-	-	$2.80	6/13/17	-	-	-	-
Robert W. Bohmer	25,000	-	-	$1.94	7/11/19	-	-	-	-
Robert W. Bohmer	168,000	-	-	$2.23	7/22/19	-	-	-	-
Robert W. Bohmer	192,000	128,000	-	$3.27	3/18/20	-	-	-	-

James K. McHugh	12,000	-	-	$2.10	11/11/14	-	-	-	-
James K. McHugh	50,000	-	-	$2.00	12/31/16	-	-	-	-
James K. McHugh	25,000	-	-	$1.94	7/11/19	-	-	-	-
James K. McHugh	68,000	-	-	$2.23	7/22/19	-	-	-	-
James K. McHugh	60,000	40,000	-	$3.27	3/18/20	-	-	-	-

       All options awards were made granted under the Company's current stock option plan described under the caption "Equity Compensation Plan Information."

Employment Agreements

Effective March 17, 2010, we entered into an Employment Agreement (the “Agreement”) with Mr. Timothy R. Kasmoch as our President and Chief Executive Officer, commencing February 26, 2010.  The Agreement is for a five-year term commencing on February 26, 2010 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term.  The agreement provides that Mr. Kasmoch is to receive an annual base salary of $150,000, subject to annual increase at the discretion of our Board of Directors.  In addition, Mr. Kasmoch is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of the Board of Directors.  Under the agreement, this determination is to be based upon the Board of Directors review of Mr. Kasmoch's performance.  The Agreement also provides for a stock option grant of 470,000 options that vest over a five year period, pursuant to the Second Amended and Restated 2004 Stock Option Plan.  While employed with the Company, the Agreement allows Mr. Kasmoch to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company’s Audit Committee.  The Employment Agreement permits Mr. Kasmoch to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.  A copy of this employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 19, 2010.

Effective March 17, 2010, we entered into an Employment Agreement (the “Agreement”) with Mr. Robert W. Bohmer as our Executive Vice President and General Counsel, commencing February 26, 2010.  The Agreement is for a five-year term commencing on February 26, 2010 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term.  The Agreement provides that Mr. Bohmer is to receive an annual base salary of $150,000, subject to an annual increase at the discretion of our Board of Directors.  In addition, Mr. Bohmer is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of the Board of Directors.  Under the agreement, this determination is to be based upon the President/Chief Executive Officer’s and Board of Directors review of Mr. Bohmer's performance.  The Agreement also provides for a stock option grant of 320,000 options that vest over a five year period, pursuant to the Second Amended and Restated 2004 Stock Option Plan.  While employed with the Company, the Agreement allows Mr. Bohmer to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company’s Audit Committee.  The Employment Agreement permits Mr. Bohmer to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.  A copy of this employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 19, 2010.

Effective March 17, 2010, we entered into an Employment Agreement (the “Agreement”) with James K. McHugh to serve as the Company’s Chief Financial Officer commencing February 26, 2010.  The Agreement is for a five-year term commencing on February 26, 2010 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term.  The agreement provides that Mr. McHugh is to receive an annual base salary of $125,000, subject to annual increase at the discretion of the Board of Directors of the Company.  In addition, Mr. McHugh is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of, the Board of Directors.  Under the agreement, this determination is to be based upon the President/Chief Executive Officer’s and Board of Directors review of Mr. McHugh's performance.  The Agreement also provides for a stock option grant of 100,000 shares that vest over a five year period, pursuant to the Second Amended and Restated 2004 Stock Option Plan.  While employed with the Company, the Agreement allows Mr. McHugh to engage in other limited business activities that are not competitive with and do not involve the Company, subject to the prior disclosure to the Company’s Audit Committee.  The Employment Agreement permits Mr. McHugh to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.  A copy of this employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 19, 2010.

Equity Compensation Plan Information

We maintain three stock option plans (two are able to issue new grants) for directors, executive officers and key employees or outside subcontractors.  The most recent plan (“2010 Plan”) was approved by the stockholders in August 2010.  The 2010 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options for up to a maximum of 5,000,000 shares of Common Stock.  For all of the plans, the total number of options granted and outstanding as of March 5, 2012 was 2,924,281, and the number of options available for future issuance was 4,339,075.  Currently, all of the plans are administered by the Board of Directors via a committee.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We had outstanding 6,083,624 shares of Common Stock, $.01 par value per share, or the Common Stock, on March 5, 2012, which constitutes the only class of our outstanding voting securities.

Five Percent Stockholders

As of March 5, 2012, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock
Common Stock	Cooke Family Trust 90 Grande Brook Circle, #1526 Wakefield, Rhode Island 02879	627,717 (1)	10.3%

Common Stock	VC Energy I, LLC 3900 Paradise Road, Suite U Las Vegas, NV 89169	800,000 (2)	12.3%

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

Security Ownership of Management

The following table sets forth, as of March 5, 2012, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group.  Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 6,083,624 shares of Common Stock outstanding on the record date.  Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock warrants or stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	1	Percent of Class
Common Stock	Mark D. Hagans	94,130	2	1.52%
Common Stock	James H. Hartung	112,250	3	1.81%
Common Stock	Timothy R. Kasmoch	1,480,500	4	19.86%
Common Stock	Thomas L. Kovacik	102,500	5	1.66%
Common Stock	Carl Richard	242,790	6	3.88%
Common Stock	Joseph H. Scheib	291,872	7	4.67%
Common Stock	Robert W. Bohmer	507,600	8	7.70%
Common Stock	James K. McHugh	248,920	9	3.94%
Common Stock	All directors and executive officers as a group (8 persons)	3,080,562	10	34.89%

1.	Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

2.
Represents 4,965 shares of Common Stock owned by Mr. Hagans, 69,165 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.78 to $3.90 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.53 per share.

3.
Represents 3,314 shares of Common Stock owned by Mr. Hartung, 78,046 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.42 to $3.90 per share and 30,890 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.53 to $2.00 per share.

4.
Represents 100,000 unregistered shares and 8,000 registered shares of Common Stock owned by Mr. Kasmoch, 70,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.53 to $1.85 per share and 1,302,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.63 to $3.27 per share.

5.
Represents 1,000 shares of Common Stock owned by Mr. Kovacik, 81,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.78 to $3.90 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.53 per share.

6.
Represents 75,351 shares of Common Stock owned by Mr. Richard, 90,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 77,439 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.53 to $2.00 per share.

7.
Represents 125,722 shares of Common Stock owned by Mr. Scheib, 91,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share, 600 shares owned by a family member over which Mr. Scheib acts as custodian and 74,300 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.53 to $2.52 per share.

8.
Represents 2,600 shares of Common Stock owned by Mr. Bohmer, 485,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.94 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.53 per share.

9.
Represents 13,920 shares of Common Stock owned by Mr. McHugh, 215,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.94 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.53 per share.

10.
Represents 334,872 shares of Common Stock owned by the directors and officers, 600 shares owned indirectly, 2,412,461 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and a total of 332,629 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.53 to $2.52 per share.

Item 13.                      Certain Relationships and Related Transactions and Director Independence

During 2011 and 2010, we paid Terri Kasmoch, the spouse of President and Chief Executive Officer Timothy Kasmoch, outside consulting fees for business development, web site and company media marketing and stock promotion efforts for the Company, and as an employee with the same duties starting in the fourth quarter of 2010.

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

Item 14.                      Principal Accountant Fees and Services

Audit Fees

Audit services of UHY LLP (“UHY”) included the audit of our annual financial statements for 2011 and 2010, and services related to quarterly filings with the SEC through the reporting period ended September 30 in each of those years.  Fees for these services totaled approximately $68,500 for 2011 and $73,500 for 2010.

Audit Related Fees

There were no fees billed for the years ended December 31, 2011 and December 31, 2010 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

There were no fees billed for the years ended December 31, 2011 and December 31, 2010 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ended December 31, 2011 and December 31, 2010 for assistance on accounting related matters.

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

10.2	Employment Agreement, dated March 17, 2010 between Timothy R. Kasmoch and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2010)

10.3	Employment Agreement, dated March 17, 2010 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 19, 2010)

10.4	Employment Agreement, dated March 17, 2010 between James K. McHugh and N-Viro International Corporation (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 19, 2010)

10.5	The N-Viro International Corporation 2004 Stock Option Plan (incorporated by reference to Form S-8 filed December 20, 2004).*

10.6	The N-Viro International Corporation Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed May 14, 2008).*

10.7	The N-Viro International Corporation Second Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed July 13, 2009).*

10.8	The N-Viro International Corporation 2010 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed June 23, 2010).*

21.1	List of subsidiaries of the Company.#

23.1	Consent of UHY LLP.

24.1	Power(s) of Attorney.#

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS      XBRL Instance Document #

101.SCH     XBRL Taxonomy Extension Schema #

101.CAL     XBRL Taxonomy Extension Calculation Linkbase #

101.LAB     XBRL Taxonomy Extension Label Linkbase #

101.PRE      XBRL Taxonomy Extension Presentation Linkbase #

101.DEF      XBRL Taxonomy Definition Linkbase Document #

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
Dated: March 30, 2012

By: /s/  Timothy R. Kasmoch
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

Dated: March 30, 2012

/s/  Timothy R. Kasmoch                                                          /s/  James K. McHugh
Timothy R. Kasmoch, Chief Executive Officer,                                       James K. McHugh
President and Director                                                                                Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)                                                                       (Principal Financial Officer)

/s/  James H. Hartung*                                                             /s/  Mark D. Hagans*
James H. Hartung, Director & Chairman of the Board                           Mark D. Hagans, Director

/s/  Joseph H. Scheib*                                                              /s/  Thomas L. Kovacik*
Joseph H. Scheib, Director                                                                        Thomas L. Kovacik, Director

/s/  Carl Richard*
Carl Richard, Director

* by James K. McHugh, Attorney-In-Fact