Form 10-Q
period 2012-03-31
N-VIRO INTERNATIONAL CORP
filed 2012-05-15
CIK 904896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
  ☒
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

    Large accelerated filer  ☐                                                                                Accelerated filer  ☐

    Non-accelerated filer   ☐                                                                                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐       No ☒

    As of May 7, 2012, 6,168,089 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2012	2011

REVENUES	$988,835	$1,952,401

COST OF REVENUES	850,019	1,296,547

GROSS PROFIT	138,816	655,854

OPERATING EXPENSES
Selling, general and administrative	488,552	563,393

OPERATING INCOME (LOSS)	(349,736)	92,461

OTHER INCOME (EXPENSE)
Gain on market price changes of warrants issued	4,821	512,699
Gain on extinguishment of liabilities	-	4,008
Interest income	195	314
Interest expense	(20,309)	(20,275)
Amortization of discount on convertible debentures	(4,092)	(28,006)
	(19,385)	468,740

INCOME (LOSS) BEFORE INCOME TAXES	(369,121)	561,201

Federal and state income taxes	-	-

NET INCOME (LOSS)	$(369,121)	$561,201

Basic and diluted income (loss) per share	$(0.06)	$0.09

Weighted average common shares outstanding - basic and diluted	6,090,145	6,445,794

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$14,369	$44,498
Restricted	208,697	208,510
Receivables, net:
Trade, net of allowance for doubtful accounts of
$70,000 at March 31, 2012 and December 31, 2011	386,414	416,192
Other	14,073	18,073
Prepaid expenses and other assets	76,571	97,155
Deferred costs - stock and warrants issued for services	423,846	547,012
Total current assets	1,123,970	1,331,440

PROPERTY AND EQUIPMENT, NET	1,219,417	1,327,320

INTANGIBLE AND OTHER ASSETS, NET	101,505	91,800

	$2,444,892	$2,750,560

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$214,872	$277,190
Note Payable - related party	200,000	200,000
Convertible debentures, net of discount	90,000	90,000
Line of credit	300,000	300,000
Accounts payable	804,814	833,068
Accrued liabilities	56,959	39,798
Total current liabilities	1,666,645	1,740,056

Long-term debt, less current maturities	165,403	211,716
Convertible debentures - long-term, net of discount	344,539	340,447
Fair value of warrant liability	7,375	12,196

Total liabilities	2,183,962	2,304,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2012 and 2011	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 6,287,124 in 2012 and 6,191,420 in 2011	62,871	61,914
Additional paid-in capital	27,171,434	26,883,156
Accumulated deficit	(26,288,485)	(25,814,035)
	945,820	1,131,035
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' equity	260,930	446,145

	$2,444,892	$2,750,560

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2012	2011

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(3,550)	$433,516

CASH FLOWS FROM INVESTING ACTIVITIES
Net change to restricted cash and cash equivalents	(187)	(286)
Proceeds from the sale of property and equipment	91,211	-
Expenditures for intangibles and other assets	(7,500)	-
Purchases of property and equipment	(2,500)	(299,096)
Net cash provided (used) in investing activities	81,024	(299,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on line of credit	-	(189,000)
Principal payments on long-term obligations	(108,588)	(121,624)
Proceeds from stock options exercised	985	-
Borrowings under long-term debt	-	231,805
Net cash used by financing activities	(107,603)	(78,819)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,129)	55,315

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	44,498	37,112

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$14,369	$92,427

Supplemental disclosure of cash flows information:
Cash paid during the three months ended for interest	$27,843	$31,975

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the three months ended March 31, 2012 may not be indicative of the results of operations for the year ending December 31, 2012.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2011.

The financial statements are consolidated as of March 31, 2012, December 31, 2011 and March 31, 2011 for the Company.  All intercompany transactions were eliminated.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  There have been no changes in the selection and application of critical accounting policies and estimates disclosed in “Item 8 – Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2.                      Long-Term Debt and Line of Credit

During the first quarter of 2012, the Company had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at March 31, 2012) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all assets (except equipment) of the Company, with a maturity date of August 15, 2012.  Two certificates of deposit totaling $141,538 from the Bank are held as a condition of maintaining the line of credit.  At March 31, 2012, the Company had $100,000 of borrowing capacity under the credit facility.

In 2011 the Company borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on January 30, 2012 and again on April 30, 2012.  It is now due July 30, 2012.  The Company expects to extend the Note on or before the due date but pay the Note in full during 2012.

From the beginning of 2006 through the first quarter of 2012, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of March 31, 2012, a total of ten term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $21,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of March 31, 2012 was approximately $369,500 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 the Company issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of March 31, 2012, the Company held $455,000 of Debentures.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  For the first quarter ended March 31, 2012 and 2011, amortization expense on these “expired” Debentures amounted to $-0- and $28,006, respectively.

For periods subsequent to June 30, 2011, the Company is required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  For the three months ended March 31, 2012 and 2011, amortization expense amounted to $4,092 and $-0-, respectively.

Note 3.                      Commitments and Contingencies

The Company’s executive and administrative offices are located in Toledo, Ohio.  Through April 2011, the Company operated under a month to month lease at its former location.  The total rental expense for this former location included in the statements of operations for the three months ended March 31, 2012 and 2011 is approximately $-0- and $9,600, respectively.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the year ending December 31, 2012 is approximately $37,400, for 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense for this current location included in the statements of operations for the three months ended March 31, 2012 is approximately $9,300.  The Company also leases various equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011, the Company operated under a month to month lease agreement.  The total rental expense included in the statements of operations for the three months ended March 31, 2012 and 2011 is $3,000 and $6,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2012 and 2011 is $7,500.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the years ending December 31, 2012 through 2013 is $48,000 each year, and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2012 and 2011 is $12,000.

The Company also leased processing equipment at its Florida location which began in February 2008 under a three-year lease.  The total rental expense included in the statements of operations for the three months ended March 31, 2012 and 2011 is approximately $-0- and $3,900, respectively.  In February 2011, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

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

Note 4.                      New Accounting Standards

Accounting Standards Updates not effective until after March 31, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Note 6.                      Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For the three months ended March 31, 2012, the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.  For the three months ended March 31, 2011, 1,637,200 outstanding stock options and warrants have been excluded from the computation of diluted income per share because the exercise prices of the equivalents were higher than the average market price of the Company’s common stock during that period and are anti-dilutive.

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

In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of March 31, 2012, the Company has recorded a liability of $7,375 to reflect the fair value of the outstanding warrants.  Through the second quarter of 2012, the Company will be periodically required to re-measure the fair value of the remaining warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the three months ended March 31, 2012 and 2011, the Company recorded a gain of $4,800 and $512,700, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period, which includes the gain from the cancellation of 120,000 warrants as a result of the Termination Agreement.

In April 2012, the Company and VC Energy terminated the remaining agreements in effect, and VC Energy waived certain provisions regarding the remaining warrants held, including the removal of the “down-round” provision, and subsequently assigned those warrants to other, non-VC Energy holders.  As a result, the Company will no longer be required to account for the future changes in the Company’s stock price after the second quarter of 2012, with regards to the warrants previously held by VC Energy.

In February 2012, the Company issued 15,000 shares of unregistered common stock to Financial Insights, for investor relations services for a three month period.  The Company recorded a non-cash charge to earnings of $19,500 during the quarter for these shares.

In March 2012, the Company issued 80,000 shares of unregistered common stock to Newport Coast Securities for financial and investor relations services.  To reflect the entire value of the stock issued, the Company is taking a non-cash charge to earnings of $104,000 ratably through May 2012, the ending date of the agreement.  For the three months ended March 31, 2012, the charge to earnings was approximately $34,700.

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

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock may be issued.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2011 from the 2010 Plan at the approximate market value of the stock at date of grant, as defined in the plan.

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For each of the three months ended March 31, 2012 and 2011 this charge was $118,000.

Note 9.                         Stock Warrants

The Company accounts for stock warrants based on the estimated fair value of the warrants on the date of grant using the Black-Scholes valuation model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected warrant term and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant.

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

Also in August 2011, the Company granted 100,000 warrants to purchase unregistered common stock to Strategic Asset Management, Inc. (SAMI), for additional services performed in connection with a December 2010 consulting agreement between SAMI and the Company.  All the warrants are exercisable over a five year term, vest immediately and were priced at a premium over the fair market value of the Company’s common stock as of the date of the grant, or $1.65 per warrant.  To reflect the entire value of the stock warrants granted, the Company is taking a charge to earnings totaling approximately $136,000 through December 2013, the ending date of the consulting agreement.  For the three months ended March 31, 2012 and 2011, the charge to earnings was approximately $11,300 and $-0-, respectively.

In March 2012, the Board of Directors approved a plan to automatically extend to two holders of Company warrants the expiration date of the warrants by one (1) year.  All other terms and conditions of each warrant remain unchanged.  The two holders are Timothy R. Kasmoch, President and CEO of the Company, and, Strategic Asset Management Co, Inc., holders of 50,000 and 120,000 warrants, respectively, and extended to March 22, 2013 and March 26, 2013, respectively.  The incremental fair value associated with the extension of the warrant expiration dates has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the Statement of Stockholders’ Equity.  For the three months ended March 31, 2012 and 2011, the deemed dividend was $105,329 and -0-, respectively.

Note 10.                      Subsequent Events

In April 2012, the Company approved a plan to modify all Company warrants whose expiration date was before December 31, 2015, by extending that expiration date to December 31, 2015, and to modify all Company warrants, regardless of their expiration date, by reducing the exercise price to $1.00.  All other terms and conditions of each class of warrant remain unchanged.  In total, 977,122 of the total 1,444,585 warrants were affected by the expiration date extension and all 1,444,585 warrants by the price reduction.  Before the reduction, the weighted average exercise price for all warrants was $2.00.  Additional information is available in the Form 8-K filed by the Company on April 19, 2012.

     In April 2012, the Company extended the $200,000 Promissory Note payable to a related party of Timothy Kasmoch, the Company's President and Chief Executive Officer, for an additional three months by the prepayment of additional interest, and is now due July 30, 2012.  Additional details of this Note are provided in the Liquidity and Capital Resources section In Item 2, Management’s Discussion and Analysis or Plan of Operation.

Item 2.                      Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This 10-Q contains statements that are forward-looking.  We caution that words used in this document such as “expects,” “anticipates,” “believes,” “may,” and “optimistic,” as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.  These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from the results described in those statements.  There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including:  (i) a deterioration in economic conditions in general;  (ii) a decrease in demand for our products or services in particular;  (iii) our loss of a key employee or employees;  (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services;  (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2011 under the caption "Risk Factors."  This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved.  All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

Through early November 2011, we operated two biosolids processing facilities located in Toledo, Ohio and Volusia County, Florida.  These two facilities each produced the N-Viro SoilTM agricultural product, and have provided us with working and development capital.  In late 2011, the City of Toledo awarded the contract to process all of its biosolids with another company, and we effectively ceased operations at that facility.  Our goal is to continue to operate the Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

From the start-up in April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  Once completed, we expect the initial test to evolve into long-term agreements for the N-Viro Fuel product.  This mobile system will thereafter be available for use at various locations to demonstrate the N-Viro Fuel process to other municipalities and provide required test fuel quantities for power companies throughout the United States.  This mobile system is expected to be a key component to developing N-Viro Fuel™ facilities for several years to come.

Results of Operations

The dollar amounts in the following sections are stated as approximations, rounded to the nearest $1,000.

Total revenues were $989,000 for the quarter ended March 31, 2012 compared to $1,952,000 for the same period of 2011.  The net decrease in revenue is due primarily to a decrease in facility management revenue and a reduction of service fees for the management of alkaline admixture.  Our cost of revenues decreased to $850,000 in 2012 from $1,297,000 for the same period in 2011, and the gross profit margin decreased to 14% for the quarter ended March 31, 2012, from 34% for the same period in 2011.  This decrease in gross profit margin was primarily the result of the loss of our Toledo operations in late 2011 and not deriving any revenue from the Orange County, Florida contract after March 2011.  Operating expenses decreased for the quarter ended March 31, 2012 over the comparative prior year period, and Nonoperating income (expense) showed a large decrease from the first quarter of 2011 to 2012.  These changes collectively resulted in a net loss of $369,000 for the quarter ended March 31, 2012 compared to net income of $561,000 for the same period in 2011, an increase in the loss of $930,000.

Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and principal (debt) repayments, resulted in an “adjusted cash loss” (non-GAAP) of $60,000 for the quarter ended March 31, 2012.  The reconciliation between GAAP net loss and “adjusted cash loss (non-GAAP)” is as follows:

GAAP net loss	$(369,000)
Depreciation + Amortization	92,000
Net cash in (out) for assets purchased/sold	11,000
Stock and stock options expense	306,000
Deferred salaries	9,000
Amortization of discount on debentures	4,000
Gain on market value of stock warrants	(5,000)
Debt service payments	(108,000)

"Adjusted cash loss (non-GAAP)"	$(60,000)

We feel this measure of our operating results is relevant to management and investors as we historically have a material part of our financial results affected by non-cash events.

Comparison of Three Months Ended March 31, 2012 with Three Months Ended March 31, 2011

Our overall revenue decreased $963,000, or 49%, to $989,000 for the three months ended March 31, 2012 from $1,952,000 for the three months ended March 31, 2011.  The net decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $2,000 from the same period ended in 2011;

b)  Revenue from the service fees for the management of alkaline admixture decreased $217,000 from the same period ended in 2011 – this decrease was attributed primarily to the Florida-area customers, which decreased $148,000 compared to the same period in 2011 and secondarily to the loss of the Toledo operation for the balance of the decrease; and

c)  Our processing revenue, including facility management revenue, showed a net decrease of $742,000 over the same period ended in 2011.  This was primarily from our Florida operation, which showed a decrease of $541,000 in facility management and product revenue from 2011.  This decrease was mainly the loss of the Orange County Utilities contract that began in December 2010 and ended in March 2011, and to a lesser extent the loss of the Seminole County contract at the end of 2011.  These two licensees are $465,000 of the processing revenue decrease.  Secondarily, the loss of the Toledo operation accounted for a decrease of $200,000 in facility management and product revenue for the first quarter 2012 from 2011.

Our gross profit decreased $517,000, or 79%, to $139,000 for the three months ended March 31, 2012 from $656,000 for the three months ended March 31, 2011, and the gross profit margin decreased to 14% from 34% for the same periods.  The decrease in gross profit margin is primarily due to the loss of our Toledo operation in late 2011 and not deriving any revenue from the Orange County, Florida contract after March 2011.  The Toledo operation had contributed $140,000 of gross profit on revenue of $284,000 in 2011.  Our Florida operation contributed $169,000 of gross profit on overall revenue of $929,000, which was a decrease of $358,000 of gross profit over the same period in 2011.  This decrease in Florida’s gross profit was from decreased revenue from sludge management fees for contracts no longer in force in 2012.

Our operating expenses decreased $75,000, or 13%, to $488,000 for the three months ended March 31, 2012 from $563,000 for the three months ended March 31, 2011.  The decrease was primarily due to an increase in the gain on the sale of fixed assets of $65,000, a decrease of $41,000 in payroll and related costs and $30,000 in legal and auditing costs, offset by an increase of $83,000 in consulting fees and expenses.  Of the total net increase of $42,000 in consulting and employee related costs, $101,000 were non-cash costs.  Therefore, for the three months ended March 31, 2012, actual cash outlays in these combined categories decreased by a total of $59,000 over the same period in 2011.

As a result of the foregoing factors, we recorded an operating loss of $350,000 for the three months ended March 31, 2012 compared to operating income of $92,000 for the three months ended March 31, 2011, an increase in the loss of $442,000.

Our net nonoperating income (expense) decreased by $488,000 to net nonoperating expense of $19,000 for the three months ended March 31, 2012 from net nonoperating income of $469,000 for the similar period in 2011.  The decrease in net nonoperating income was primarily due to a decrease of $508,000 from the gain recorded on warrants issued whose value and number of shares outstanding had decreased from the issuance date, offset by an increase of $24,000 from 2011 to 2012 in amortization of the stock discount on convertible debentures issued.

We recorded a net loss of $369,000 for the three months ended March 31, 2012 compared to net income of $561,000 for the same period ended in 2011, an increase in the loss of $930,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $59,000 for the three months ended in 2012.  Similar non-cash expenses, cash out and debt repayments for the same period in 2011 resulted in adjusted cash income (non-GAAP) of $253,000, an increase in the adjusted cash loss (non-GAAP) of $313,000 in the three months ended March 31, 2012 versus the same period in 2011.

For the three months ended March 31, 2012 and 2011, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

           We had a working capital deficit of $543,000 at March 31, 2012, compared to a working capital deficit of $409,000 at December 31, 2011, resulting in a decrease in working capital of $134,000.  Current assets at March 31, 2012 included cash and cash equivalents of $223,000 (including restricted cash of $209,000), which is a decrease of $30,000 from December 31, 2011.  The net negative change in working capital from December 31, 2011 was primarily from a decrease in the net deferred current asset of $123,000 for amortization of common stock and warrants given pursuant to consulting contracts entered into during 2010 and 2011 and a decrease in prepaid expenses and other assets of $21,000.

In the three months ended March 31, 2012, our cash flow used by operating activities was $4,000, a decrease of $437,000 over the same period in 2011.  The components of the decrease in cash flow provided by operating activities from 2011 was principally due to an increase in the net loss of $930,000, an increase of $65,000 in the gain on sale of fixed assets, a decrease of $24,000 in depreciation and amortization, a decrease of $24,000 in debenture discount amortization, a decrease of $19,000 in trade accounts payable and a increase in prepaid and other assets of $35,000, offset by a decrease of $51,000 in trade accounts receivable , a $101,000 increase in stock warrants and stock options issued for fees and services and an increase of $508,000 in the market price of derivatives issued.

We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin.  From 2006 to the first quarter of 2012, the percentage of combined revenues generated from our owned and operated facilities was:  2006 – 46%;  2007 – 77%;  2008 – 94%; 2009 – 95%; 2010 – 96%; 2011 – 96%; through first quarter 2012 – 95%.  We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

During 2011 we renewed our line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at March 31, 2012) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all our assets (except equipment), with a new maturity date of August 15, 2012.  Two certificates of deposit totaling $141,538 from the Bank are held as a condition of maintaining the line of credit.  At March 31, 2012, we had $100,000 of borrowing capacity under the credit facility.

In August 2011, we borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on January 30, 2012 and again on April 30, 2012.  It is now due July 30, 2012.  We expect to extend the Note on or before the due date but pay the Note in full during 2012.

From the beginning of 2006 through the first quarter of 2012, we borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of March 31, 2012, a total of ten term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $21,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of March 31, 2012 was approximately $369,500 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 we issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 we issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of March 31, 2012, we held $455,000 of Debentures.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  For the first quarter ended March 31, 2012 and 2011, amortization expense on these “expired” Debentures amounted to $-0- and $28,006, respectively.

For periods subsequent to June 30, 2011, we are required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  For the three months ended March 31, 2012 and 2011, amortization expense amounted to $4,092 and $-0-, respectively.

           For the remainder of 2012 we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology, and cash generated from equity issuances and exercises of outstanding warrants and options.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Off-Balance Sheet Arrangements

At March 31, 2012, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal proceedings

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

           As of the date of this filing, we are in default on $90,000 of Convertible Debentures to one investor.  We are in negotiation with the investor and expect to resolve this default in 2012.

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

N-VIRO INTERNATIONAL CORPORATION

Date:                 May 15, 2012                                         /s/  Timothy R. Kasmoch
    Timothy R. Kasmoch
    Chief Executive Officer and President
    (Principal Executive Officer)

Date:                 May 15, 2012                                         /s/  James K. McHugh
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