Form 10-Q
period 2012-09-30
N-VIRO INTERNATIONAL CORP
filed 2012-11-19
CIK 904896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012
OR
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

As of November 13, 2012, 6,513,089 shares of N-Viro International Corporation $ .01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2012	2011	2012	2011

REVENUES	$877,271	$1,194,721	$2,769,663	$4,579,511

COST OF REVENUES	687,847	1,074,805	2,288,115	3,689,942

GROSS PROFIT	189,424	119,916	481,548	889,569

OPERATING EXPENSES
Selling, general and administrative	331,487	1,741,321	1,414,575	2,945,373
Pension plan withdrawal expense	412,576	-	412,576	-
	744,063	1,741,321	1,827,151	2,945,373

OPERATING LOSS	(554,639)	(1,621,405)	(1,345,603)	(2,055,804)

OTHER INCOME (EXPENSE)
Gain on market price changes of warrants issued	-	316,463	12,196	669,447
Gain on extinguishment of liabilities	53,878	-	58,086	40,008
Gain on debt modification	-	-	-	32,737
Interest income	663	278	1,025	868
Interest expense	(22,903)	(19,175)	(64,917)	(58,880)
Amortization of discount on convertible debentures	(4,092)	(4,092)	(12,276)	(56,418)
	27,546	293,474	(5,886)	627,762

LOSS BEFORE INCOME TAXES	(527,093)	(1,327,931)	(1,351,489)	(1,428,042)

Federal and state income taxes	-	-	-	-

NET LOSS	$(527,093)	$(1,327,931)	$(1,351,489)	$(1,428,042)

Basic and diluted loss per share	$(0.09)	$(0.22)	$(0.22)	$(0.24)

Weighted average common shares outstanding - basic and diluted	6,191,567	6,021,219	6,149,825	5,975,204

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$29,894	$44,498
Restricted	209,023	208,510
Receivables, net:
Trade, net of allowance for doubtful accounts of
$80,000 at Sept. 30, 2012 and $70,000 at Dec. 31, 2011	313,168	416,192
Other	15,139	18,073
Prepaid expenses and other assets	90,561	97,155
Deferred costs - stock and warrants issued for services	309,339	547,012
Total current assets	967,124	1,331,440

PROPERTY AND EQUIPMENT, NET	1,080,678	1,327,320

INTANGIBLE AND OTHER ASSETS, NET	85,187	91,800

	$2,132,989	$2,750,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$211,247	$277,190
Note Payable - related party	200,000	200,000
Convertible debentures, net of discount	442,724	90,000
Line of credit	360,000	300,000
Accounts payable	657,142	833,068
Pension plan withdrawal liability	27,003	-
Accrued liabilities	72,889	39,798
Total current liabilities	1,971,005	1,740,056

Long-term debt, less current maturities	108,469	211,716
Convertible debentures - long-term, net of discount	-	340,447
Pension plan withdrawal liability - long-term	385,573	-
Fair value of warrant liability	-	12,196

Total liabilities	2,465,047	2,304,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2012 and 2011	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 6,336,589 in 2012 and 6,191,420 in 2011	63,366	61,914
Additional paid-in capital	28,063,601	26,883,156
Accumulated deficit	(27,774,135)	(25,814,035)
	352,832	1,131,035
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' equity (deficit)	(332,058)	446,145

	$2,132,989	$2,750,560
See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sept. 30
	2012	2011

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	$(91,457)	$228,911

CASH FLOWS FROM INVESTING ACTIVITIES
Net change to restricted cash and cash equivalents	(513)	(838)
Proceeds from the sale of property and equipment	217,051	5
Increase to note receivable	(17,774)	-
Expenditures for intangibles and other assets	(7,500)	-
Purchases of property and equipment	(6,152)	(357,384)
Net cash provided (used) in investing activities	185,112	(358,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) on line of credit	60,000	(2,000)
Principal payments on long-term obligations	(284,178)	(383,694)
Proceeds from stock warrants exercised	-	87,021
Proceeds from stock options exercised	985	984
Repayments of convertible debentures	-	(265,000)
Private placement of stock, net of expenditures	(55)	72,270
Borrowings from related party - short-term	-	200,000
Borrowings under long-term debt	114,989	396,746
Net cash provided (used) in financing activities	(108,259)	106,327

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,604)	(22,979)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	44,498	37,112

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$29,894	$14,133

Supplemental disclosure of cash flows information:
Cash paid during the nine months ended for interest	$83,526	$100,001

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the nine months ended September 30, 2012 may not be indicative of the results of operations for the year ending December 31, 2012.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2011.

The financial statements are consolidated as of September 30, 2012, December 31, 2011 and September 30, 2011 for the Company.  All intercompany transactions were eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,004,000 at September 30, 2012, and has incurred negative cash flow from operating activities for the nine months ended September 30, 2012.  Moreover, while the Company renewed its line of credit for one year until August 2013, the Company has minimal borrowing availability under the line of credit.  The Company has borrowed money from third parties and a related party and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  In April 2012, the Company modified all outstanding common stock warrants at that time to reduce their weighted average exercise price of $2.00 per share to $1.00 per share for all warrants.  In addition, the Company’s operations in Florida, which now represent approximately 93% of the Company’s revenue, could be suspended temporarily or permanently by its landlord, the County of Volusia, for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  The Company considers its relationship with the County of Volusia to be satisfactory, and is working to improve this relationship in the future.

Note 2.                      Long-Term Debt and Line of Credit

During the third quarter of 2012, the Company had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at September 30, 2012) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all assets (except equipment) of the Company.  In August 2012 it was renewed with a maturity date of August 15, 2013.  Two certificates of deposit totaling $141,716 from the Bank are held as a condition of maintaining the line of credit.  At September 30, 2012, the Company had $40,000 of borrowing capacity under the credit facility.

In November 2012, the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  The Notice demands a payment of $412,576, payable monthly over 20 years at an interest rate of approximately 2.8% at $2,250.27 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  As of the balance sheet date, the Company has accrued this liability and recognized the expense.  However, the Company is reviewing all possible options and plans to take whatever legal action is available and necessary to reduce or eliminate this liability.  It is too early in the process to give any expectations on possible outcomes or outlook.

In 2011 the Company borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on January 30, 2012, April 30, 2012, July 30, 2012 and again on October 30, 2012.  It is now due January 30, 2013.  The Company expects to extend the Note on or before the due date but pay the Note in full during 2013.

From the beginning of 2006 through the third quarter of 2012, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of September 30, 2012, a total of eight term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $18,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of September 30, 2012 was approximately $261,500 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 the Company issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013 but are not payable until the 10th business day of July.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of September 30, 2012, the Company held $455,000 of Debentures.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the three months ended September 30, 2012 and 2011 was $-0-, and for the nine months ended September 30, 2012 and 2011 was $-0- and $52,326, respectively.

For periods subsequent to June 30, 2011, the Company is required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  Amortization expense for each of the three months ended September 30, 2012 and 2011 was $4,092, and for the nine months ended September 30, 2012 and 2011 amounted to $12,276 and $4,092, respectively.

Note 3.                      Commitments and Contingencies

The Company’s executive and administrative offices are located in Toledo, Ohio.  Through April 2011, the Company operated under a month to month lease at its former location.  The total rental expense for this former location included in the statements of operations for the nine months and three months ended September 30, 2011 is approximately $12,850 and $-0-, respectively.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the year ending December 31, 2012 is approximately $37,400, for 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense for this current location included in the statements of operations for the three months and nine months ended September 30, 2012 is approximately $9,300 and $28,000, respectively.  The Company also leases various equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011, the Company operated under a month to month lease agreement.  The total rental expense included in the statements of operations for the three months ended September 30, 2012 and 2011 is $3,000 and $6,000, and for the nine months ended September 30, 2012 and 2011 is $9,000 and $18,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the three months ended September 30, 2012 and 2011 is $7,500, and for each of the nine months ended September 30, 2012 and 2011 is $22,500.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the years ending December 31, 2012 through 2013 is $48,000 each year, and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the three months ended September 30, 2012 and 2011 is $12,000, and for each of the nine months ended September 30, 2012 and 2011 is $36,000.

The Company also leased processing equipment at its Florida location which began in February 2008 under a three-year lease.  The total rental expense included in the statements of operations for the nine months ended September 30, 2012 and 2011 is approximately $-0- and $3,900, respectively.  In February 2011, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

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

Note 4.                      New Accounting Standards

Accounting Standards Updates not effective until after September 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

Note 6.                      Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the quarter and the nine months ended September 30, 2012 and 2011, the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

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

In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of September 30, 2012, the Company has recorded a liability of $-0- to reflect the fair value of the outstanding warrants, to reflect the removal of the “down-round” provision.  However, through the second quarter of 2012, the Company was periodically required to re-measure the fair value of the remaining warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the three months ended September 30, 2012 and 2011, the Company recorded a gain of $-0- and $316,500, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period.  During the nine months ended September 30, 2012 and 2011, the Company recorded a gain of $12,200 and $669,500, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period, which includes the gain from the cancellation of 120,000 warrants as a result of the Termination Agreement.

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc. (“SAMI”).  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company is recording a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For each of the three months ended September 30, 2012 and 2011, the charge to earnings was $25,400.  For each of the nine months ended September 30, 2012 and 2011, the charge to earnings was $76,100.

In August 2011, the Company issued 100,000 shares of common stock to SAMI for additional services performed in connection with the December 2010 consulting agreement.  To reflect the entire value of the stock issued, the Company is taking a charge to earnings of $150,000 through December 2013, the ending date of the consulting agreement.  For the three months ended September 30, 2012 and 2011, the charge to earnings was $24,800 and $31,200, respectively.  For the nine months ended September 30, 2012 and 2011, the charge to earnings was $71,400 and $31,200, respectively.

In December 2010, the Company executed a Consulting Agreement with SLD Capital Corporation (“SLD”).  The Company engaged SLD to provide business consulting services for a term of eighteen months.  For its services, the Company issued SLD 110,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately $334,000 ratably over an 18-month period starting in December 2010.  For the three months ended September 30, 2012 and 2011, the charge to earnings was $-0- and $55,700, respectively.  For the nine months ended September 30, 2012 and 2011, the charge to earnings was $98,900 and $167,200, respectively.

In November 2011, the Company issued 50,000 shares of unregistered common stock to Rakgear, Inc. for business consulting services.  To reflect the entire value of the stock issued, the Company is taking a non-cash charge to earnings of $73,000 ratably through November 2012, the ending date of the agreement.  For the three months and nine months ended September 30, 2012, the charge to earnings was $18,250 and $54,750, respectively.

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

In March 2012, the Company issued 80,000 shares of unregistered common stock to Newport Coast Securities for financial and investor relations services.  To reflect the entire value of the stock issued, the Company took a non-cash charge to earnings of $104,000 ratably through May 2012, the ending date of the agreement.  For the three months and nine months ended September 30, 2012, the charge to earnings was approximately $-0- and $104,000, respectively.

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services.  To reflect the entire value of the stock issued, the Company will take a non-cash charge to earnings of $75,000 ratably through January 2013, the ending date of the agreement.  For the three months ended September 30, 2012, the charge to earnings was approximately $11,500.

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

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For each of the three months ended September 30, 2012 and 2011 this charge was $117,900, and for each of the nine months ended September 30, 2012 and 2011 this charge was $353,700.

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

Also in August 2011, the Company granted 100,000 warrants to purchase unregistered common stock to Strategic Asset Management, Inc. (SAMI), for additional services performed in connection with a December 2010 consulting agreement between SAMI and the Company.  All the warrants are exercisable over a five year term, vest immediately and were priced at a premium over the fair market value of the Company’s common stock as of the date of the grant, or $1.65 per warrant.  To reflect the entire value of the stock warrants granted, the Company is taking a charge to earnings totaling approximately $136,000 through December 2013, the ending date of the consulting agreement.  For the three months ended September 30, 2012 and 2011, the charge to earnings was approximately $11,300 and $35,800, respectively.  For the nine months ended September 30, 2012 and 2011, the charge to earnings was approximately $33,900 and $35,800, respectively.

In March 2012, the Board of Directors approved a plan to automatically extend to two holders of Company warrants the expiration date of the warrants by one (1) year.  All other terms and conditions of each warrant remain unchanged.  The two holders are Timothy R. Kasmoch, President and CEO of the Company, and, Strategic Asset Management Co, Inc., holders of 50,000 and 120,000 warrants, respectively, and extended to March 22, 2013 and March 26, 2013, respectively.  The incremental fair value associated with the extension of the warrant expiration dates has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the Statement of Stockholders’ Equity.  For the three months and nine months ended September 30, 2012, the deemed dividend was $105,329.  Additional information is available in the Form 8-K filed by the Company on March 27, 2012.

In April 2012, the Board of Directors approved a plan to modify all Company warrants whose expiration date was before December 31, 2015, by extending that expiration date to December 31, 2015, and to modify all Company warrants, regardless of their expiration date, by reducing the exercise price to $1.00.  All other terms and conditions of each class of warrant remain unchanged.  The incremental fair value associated with the extension of the warrant expiration dates has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the Statement of Stockholders’ Equity.  For the three months and nine months ended September 30, 2012, the deemed dividend was $503,281.  Additional information is available in the Form 8-K filed by the Company on April 19, 2012.

Note 10.                      Subsequent Events

In October 2012, the Company extended the $200,000 Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, for an additional three months by the prepayment of additional interest, and is now due January 30, 2013.  Additional details of this Note are provided in the Liquidity and Capital Resources section In Item 2, Management’s Discussion and Analysis or Plan of Operation.

In November 2012, the Company issued 300,000 shares of unregistered common stock and 150,000 warrants to purchase unregistered common stock to SAMI for additional services performed and a two year extension of time in connection with the December 2010 consulting agreement.  To reflect the entire value of the stock and warrants issued, the Company expects to take a non-cash charge to earnings of approximately $421,000 ratably over the subsequent 24 months through December 2015, the ending date of the agreement.  The agreement has been included in this Form 10-Q as Exhibit 10.1.

In November 2012, the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  The Notice demands a payment of $412,576, payable monthly over 20 years.  See Note 2, Long-Term Debt and Line of Credit above for more details.  As of the balance sheet date, the Company has accrued this liability and recognized the expense.  However, the Company is reviewing all possible options and plans to take whatever legal action is available and necessary to reduce or eliminate this liability.  It is too early in the process to give any expectations on possible outcomes or outlook.  The letter has been included in this Form 10-Q as Exhibit 99.1.

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

Total revenues were $877,000 for the quarter ended September 30, 2012 compared to $1,195,000 for the same period of 2011.  The net decrease in revenue is due primarily to a decrease in facility management revenue and a reduction of service fees for the management of alkaline admixture.  Our cost of revenues decreased to $688,000 in 2012 from $1,075,000 for the same period in 2011, and the gross profit margin increased to 22% for the quarter ended September 30, 2012, from 10% for the same period in 2011.  This increase in gross profit margin was primarily the result of not operating the mobile fuel processing facility in Pennsylvania during the current quarter, and secondarily the Florida operation and their pricing changes for the cost of inbound alkaline admixture and outbound product costs.  Operating expenses decreased for the quarter ended September 30, 2012 over the comparative prior year period, and Nonoperating income (expense) showed a decrease from the third quarter of 2011 to 2012.  These changes collectively resulted in a net loss of $527,000 for the quarter ended September 30, 2012 compared to a net loss of $1,328,000 for the same period in 2011, a decrease in the loss of $801,000.

Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and principal (debt) repayments, resulted in an “adjusted cash loss” (non-GAAP) of $423,000 for the quarter ended September 30, 2012.  The reconciliation between GAAP net loss and “adjusted cash loss (non-GAAP)” is as follows:

GAAP net loss	$(527,000)
Depreciation + Amortization	66,000
Net cash in (out) for assets purchased/sold	14,000
Stock and stock options expense	172,000
Deferred salaries	13,000
Gain on a/p write off	(54,000)
Amortization of discount on debentures	4,000
Debt service payments	(111,000)

"Adjusted cash loss (non-GAAP)"	$(423,000)

We feel this measure of our operating results is relevant to management and investors as we historically have a material part of our financial results affected by non-cash events.

Comparison of Three Months Ended September 30, 2012 with Three Months Ended September 30, 2011

Our overall revenue decreased $317,000, or 27%, to $877,000 for the three months ended September 30, 2012 from $1,195,000 for the three months ended September 30, 2011.  The net decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $12,000 from the same period ended in 2011;

b)  Revenue from the service fees for the management of alkaline admixture decreased $84,000 from the same period ended in 2011 – this decrease was primarily due to the loss of the Toledo operation for $58,000 of the decrease and secondarily to our Florida-area customers, which decreased $26,000, and

c)  Our processing revenue, including facility management revenue, showed a net decrease of $249,000 over the same period ended in 2011.  This was primarily from the loss of the Toledo operation in late 2011, which accounted for $211,000 of the decrease and secondarily to our Florida operation, which showed a decrease of $58,000 in facility management and product revenue from 2011, primarily from the loss of the Seminole County contract at the end of 2011.  Offsetting these decreases was an increase in royalty revenue of $26,000 from 2011 to 2012, which is all attributable to the processing start up of our licensee in Israel.

d)  Revenue from license fees increased by $25,000 in 2012, from $-0- for the same period in 2011.  This was the recognition of an up-front fee received, in accordance with a letter of agreement of mutual intent with a Pennsylvania power generation company for the final phase of N-Viro Fuel testing.

Our gross profit increased $69,000, or 58%, to $189,000 for the three months ended September 30, 2012 from $120,000 for the three months ended September 30, 2011, and the gross profit margin increased to 22% from 10% for the same periods.  The increase in gross profit margin is primarily the result of not operating the mobile fuel processing facility in Pennsylvania during the current quarter, which operated at a gross loss of $89,000 on $7,000 of revenue for the quarter ended September 30, 2011, and secondarily the Florida operation and their pricing changes for the cost of inbound alkaline admixture and outbound product costs.  Our Florida operation contributed $141,000 of gross profit on overall revenue of $797,000, which was an increase of $30,000 of gross profit over the same period in 2011.  Offsetting these increases to gross profit and gross profit margin was the loss of the Toledo operation in late 2011, which contributed $79,000 of gross profit on revenues of $263,000 for the quarter ended September 30, 2011.

Our operating expenses decreased $997,000, or 57%, to $744,000 for the three months ended September 30, 2012 from $1,741,000 for the three months ended September 30, 2011.  The decrease was primarily due to a decrease of $856,000 in payroll and related costs, a decrease of $314,000 in director costs, a decrease of $145,000 in consulting fees and expenses and an increase in the gain on the sale of fixed assets of $72,000, offset by an increase in pension withdrawal expense of $413,000.  Of the total net decrease of $1,315,000 in director, employee related and consulting costs, $1,235,000 were non-cash costs.  Therefore, for the three months ended September 30, 2012, actual cash outlays in these combined categories decreased by a total of $80,000 over the same period in 2011.

As a result of the foregoing factors, we recorded an operating loss of $554,000 for the three months ended September 30, 2012 compared to an operating loss of $1,621,000 for the three months ended September 30, 2011, a decrease in the loss of $1,067,000.

Our net nonoperating income (expense) decreased by $266,000 to net nonoperating income of $28,000 for the three months ended September 30, 2012 from net nonoperating expense of $294,000 for the similar period in 2011.  The decrease in net nonoperating income was primarily due to a decrease of $316,000 from the gain recorded on warrants issued, offset by a $54,000 change in liabilities extinguished.

We recorded a net loss of $527,000 for the three months ended September 30, 2012 compared to a net loss of $1,328,000 for the same period ended in 2011, a decrease in the loss of $801,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $423,000 for the three months ended in 2012.  Similar non-cash expenses, cash out and debt repayments for the same period in 2011 resulted in an adjusted cash loss (non-GAAP) of $205,000, an increase in the adjusted cash loss (non-GAAP) of $218,000 in the three months ended September 30, 2012 versus the same period in 2011.

For the three months ended September 30, 2012 and 2011, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Nine Months Ended September 30, 2012 with Nine Months Ended September 30, 2011

Our overall revenue decreased $1,810,000, or 40%, to $2,770,000 for the nine months ended September 30, 2012 from $4,580,000 for the nine months ended September 30, 2011.  The net decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $32,000 from the same period ended in 2011;

b)  Revenue from the service fees for the management of alkaline admixture decreased $457,000 from the same period ended in 2011 – this decrease was attributed primarily to the Florida-area customers, which decreased $249,000 compared to the same period in 2011 and secondarily to the loss of the Toledo operation, which accounted for $198,000 for the first nine months; and

c)  Our processing revenue, including facility management revenue, showed a net decrease of $1,360,000 over the same period ended in 2011.  This was primarily from our Florida operation, which showed a decrease of $730,000 in facility management and product revenue from 2011, and secondarily from the loss of the Toledo operation which accounted for $645,000 of the decrease.  This decrease in the Florida operation was mainly the loss of the Orange County Utilities contract that began in December 2010 and ended in March 2011, and to a lesser extent the loss of the Seminole County contract at the end of 2011.  These two contracts accounted for $657,000 of the processing revenue decrease.  Offsetting these decreases was an increase in royalty revenue of $33,000 from 2011 to 2012, which is all attributable to the processing start up of licensee in Israel.  Also offsetting these decreases was the decrease in the loss from the mobile fuel processing facility in Pennsylvania, a decrease in the gross loss of $186,000 for the nine months ended September 30, 2012 from the same period in 2011.

d)  Revenue from license fees increased by $41,000 from $-0- for the same period in 2011.  Of this increase, $25,000 was the recognition of an up-front fee received, in accordance with a letter of agreement of mutual intent with a Pennsylvania power generation company for the final phase of N-Viro Fuel testing.  $16,000 was the final license fee received from our licensee in Israel.

Our gross profit decreased $408,000, or 46%, to $482,000 for the six months ended September 30, 2012 from $890,000 for the nine months ended September 30, 2011, and the gross profit margin decreased to 17% from 19% for the same periods.  The decrease in gross profit margin is primarily due to the loss of our Toledo operation in late 2011 and not deriving any revenue from the Orange County, Florida contract after March 2011.  The Toledo operation had contributed $348,000 of gross profit on revenue of $858,000 for the first nine months of 2011.  For the first nine months of 2012, our Florida operation contributed $431,000 of gross profit on overall revenue of $2,564,000, which was a decrease of $268,000 of gross profit over the same period in 2011.  This decrease in Florida’s gross profit was primarily from decreased revenue from sludge management fees for contracts no longer in force in 2012.

Our operating expenses decreased $1,118,000, or 38%, to $1,827,000 for the nine months ended September 30, 2012 from $2,945,000 for the nine months ended September 30, 2011.  The decrease was primarily due to a decrease of $950,000 in payroll and related costs, a decrease of $391,000 in director costs, an increase in the gain on the sale of fixed assets of $154,000, a decrease of $28,000 in office-related expense and a decrease of $29,000 in travel and sales-related costs, partially offset by an increase in pension withdrawal expense of $413,000 and an increase of $27,000 in consulting fees and expenses.  Of the total net decrease of $1,314,000 in employee related, consulting and director costs, $1,073,000 were non-cash costs.  Therefore, for the nine months ended September 30, 2012, actual cash outlays in these combined categories decreased by a total of $241,000 over the same period in 2011.

As a result of the foregoing factors, we recorded an operating loss of $1,346,000 for the nine months ended September 30, 2012 compared to an operating loss of $2,056,000 for the nine months ended September 30, 2011, a decrease in the loss of $710,000.

Our net nonoperating income (expense) decreased by $634,000 to net nonoperating expense of $6,000 for the nine months ended September 30, 2012 from net nonoperating income of $628,000 for the similar period in 2011.  The decrease in net nonoperating income was primarily due to a decrease of $657,000 from the gain recorded on warrants issued whose value and number of shares outstanding had decreased during the period, offset by a net increase of $11,000 in the gains and expenses associated with debentures issued in previous periods and an $18,000 increase in the gain from liabilities extinguished.

We recorded a net loss of $1,351,000 for the nine months ended September 30, 2012 compared to a net loss of $1,428,000 for the same period ended in 2011, a decrease in the loss of $77,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $189,000 for the nine months ended in 2012.  Similar non-cash expenses, cash out and debt repayments for the same period in 2011 resulted in an adjusted cash loss (non-GAAP) of $601,000, an increase in the adjusted cash loss (non-GAAP) of $376,000 in the nine months ended September 30, 2012 versus the same period in 2011.

For the nine months ended September 30, 2012 and 2011, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

           We had a working capital deficit of $1,004,000 at September 30, 2012, compared to a working capital deficit of $409,000 at December 31, 2011, resulting in a decrease in working capital of $595,000.  Current assets at September 30, 2012 included cash and cash equivalents of $239,000 (including restricted cash of $209,000), which is a decrease of $14,000 from December 31, 2011.  The net negative change in working capital from December 31, 2011 was primarily from a $353,000 increase to short-term liability of the convertible debenture liability payable in July 2013 and a decrease in the net deferred current asset of $238,000 for amortization of common stock and warrants given pursuant to consulting contracts entered into during 2010 and 2011.

In the nine months ended September 30, 2012, our cash flow used by operating activities was $91,000, a decrease of $320,000 over the same period in 2011.  The components of the decrease from 2011 in cash flow provided by operating activities was principally due to a $1,107,000 decrease in stock warrants and stock options issued for fees and services, a decrease of $220,000 in trade accounts receivable, a decrease of $215,000 in depreciation and amortization, a $154,000 increase in the gain on sale of fixed assets and a decrease of $11,000 in debenture discount amortization, offset by an increase of $657,000 in the market price of derivatives issued, an increase of $413,000 in pension withdrawal payable, an increase of $174,000 in trade accounts payable, a decrease in the net loss of $77,000, a decrease in prepaid and other assets of $56,000 and an increase of $10,000 in the provision for bad debt allowance.

We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin.  From 2006 to the third quarter of 2012, the percentage of combined revenues generated from our owned and operated facilities was:  2006 – 46%;  2007 – 77%;  2008 – 94%; 2009 – 95%; 2010 – 96%; 2011 – 96%; through third quarter 2012 – 93%.  We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

During the third quarter of 2012, we had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at September 30, 2012) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all our assets (except equipment).  In August 2012 it was renewed with a maturity date of August 15, 2013.  Two certificates of deposit totaling $141,716 from the Bank are held as a condition of maintaining the line of credit.  At September 30, 2012, we had $40,000 of borrowing capacity under the credit facility.

In November 2012, we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  The Notice demands a payment of $412,576, payable monthly over 20 years at an interest rate of approximately 2.8% at $2,250.27 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  As of the balance sheet date, we have accrued this liability and recognized the expense.  However, we are currently reviewing all possible options and plan to take whatever legal action is available and necessary to reduce or eliminate this liability.  It is too early in the process to give any expectations on possible outcomes or outlook.  The letter has been included in this Form 10-Q as Exhibit 99.1.

In August 2011, we borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on January 30, 2012, April 30, 2012, July 30, 2012 and again on October 30, 2012.  It is now due January 30, 2013.  We expect to extend the Note on or before the due date but pay the Note in full during 2013.

From the beginning of 2006 through the third quarter of 2012, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of September 30, 2012, a total of eight term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $18,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of September 30, 2012 was approximately $261,500 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 we issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 we issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013 but are not payable until the 10th business day of July.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of September 30, 2012, we held $455,000 of Debentures.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the three months ended September 30, 2012 and 2011 was $-0-, and for the nine months ended September 30, 2012 and 2011 was $-0- and $52,326, respectively.

For periods subsequent to June 30, 2011, we are required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  Amortization expense for each of the three months ended September 30, 2012 and 2011 was $4,092, and for the nine months ended September 30, 2012 and 2011 amounted to $12,276 and $4,092, respectively.

           For the remainder of 2012 and into 2013 we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the patented N-Viro Fuel technology.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we renewed our line of credit for one year until August 2013, we have minimal borrowing availability under the line of credit.  We have borrowed money from third parties and a related party and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  Earlier in the year we modified all outstanding common stock warrants to reduce their weighted average exercise price.  In addition, our operations in Florida, which now represent approximately 93% of our revenue, could be suspended temporarily or permanently by our landlord for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  We consider our relationship with our landlord to be satisfactory, and are working to improve this relationship in the future.

Off-Balance Sheet Arrangements

At September 30, 2012, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the three months ended September 30, 2012, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

           As of the date of this filing, we are in default on $90,000 of Convertible Debentures to one investor.  We are in negotiation with the investor and expect to resolve this default in 2012 or 2013.

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

N-VIRO INTERNATIONAL CORPORATION

Date:                 November 19, 2012                                                           /s/  Timothy R. Kasmoch
                                              Timothy R. Kasmoch
                                              Chief Executive Officer and President
                                              (Principal Executive Officer)

Date:                 November 19, 2012                                                           /s/  James K. McHugh
                                               James K. McHugh
                                              Chief Financial Officer, Secretary and Treasurer
                                              (Principal Financial & Accounting Officer)

EXHIBIT INDEX

           Exhibit No.                      Document

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

10.1	Agreement, dated October 26, 2012, between N-Viro International Corporation and Strategic Asset Management, Inc.

99.1	Letter from Central States Southeast and Southwest Areas Pension Fund dated November 7, 2012 to N-Viro International Corporation, Notice and Demand for Payment of Withdrawal Liability.