Form 10-K
period 2012-12-31
N-VIRO INTERNATIONAL CORP
filed 2013-04-16
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐     No  ☒

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

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company

  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   $7,000,000.

The number of shares of Common Stock of the registrant outstanding as of March 25, 2013 was 6,765,611.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX

PART I

Item 1.

Business

2

Item 1A.

Risk Factors

8

Item 2.

Properties

12

Item 3.

Legal Proceedings

13

Item 4.

Mine Safety Disclosures

13

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  14

Item 6.

Selected Financial Data

14

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

21

Item 8.

Financial Statements and Supplementary Data

22

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

23

Item 9A.

Controls and Procedures

23

Item 9B.

Other Information

24

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

25

Item 11.

Executive Compensation

31

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

34

Item 13.

Certain Relationships and Related Transactions and Director Independence

36

Item 14.

Principal Accountant Fees and Services

36

PART IV

Item 15.

Exhibits, Financial Statement Schedules

37

PART I

Cautionary Statement with Respect to Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking.  We caution that words used in this document such as “expects,” “anticipates,” “believes,” “may,” and “optimistic,” as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.  These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein.  There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including:  (i) a deterioration in economic conditions in general;  (ii) a decrease in demand for our products or services in particular;  (iii) our loss of a key employee or employees;  (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services;  (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-K, including under the caption "Risk Factors."   This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K; however, this list is not exhaustive. Many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved.  All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement .

Item 1.

Business

General

We were incorporated in Delaware in April 1993, and became a public company in October 1993.  Our current business focus is to market our N-Viro FuelTM technology, which produces a renewable alternative fuel product out of certain bio-organic wastes.  This N-Viro Fuel process has been acknowledged by the USEPA as a fuel product that can be used to produce alternative energy.  In this business strategy, the primary objective is to identify allies, public and private, which will allow the opportunity for N-Viro to build, own and operate N-Viro Fuel facilities either on its own or in concert with others.

We operate a biosolids processing facility located in Volusia County, Florida.  Thes facility produces the N-Viro SoilTM agricultural product, and provides us with working and development capital.  Until November 2011 we operated a similar facility for a period in excess of 20 years in Toledo, Ohio, but our 2011 contract was not renewed .  Our goal is to continue to operate the Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

From the start-up in April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  In September 2011 an intial 10% substitution for coal test was performed at a western Pennsylvania power generator.  In July 2012 the positive results of this test resulted in a letter agreement with the same power producer to perform a second and final 20% substitution test of N-Viro Fuel.  We are required to obtain permitting from the Pennsylvania DEP for the mobile facility, which is in process.  Once completed, we expect  to negotiate long-term agreements for the N-Viro Fuel product at this power generation company.

Thereafter we intend to migrate this mobile system and make it available for use todemonstrate the N-Viro Fuel process to other municipalities and provide required test fuel quantities for power companies throughout the

United States.  We expect this mobile system to be a key component in developing N-Viro Fuel™ facilities for several years to come.

We also own and sometimes license various N-Viro processes and patented technologies to treat and recycle wastewater and other bio-organic wastes, utilizing certain alkaline and mineral by-products produced by the cement, lime, electrical generation and other industries.  To date, the N-Viro Process has been commercially utilized for the recycling of wastewater sludge from municipal wastewater treatment facilities.  All N-Viro products produced according to the N-Viro Process specifications, are "exceptional quality" sludge products under the 40 CFR Part 503 Sludge Regulations promulgated under the Clean Water Act of 1987 (the "Part 503 Regs").

N-Viro FuelTM

N-Viro Fuel™ is a relatively new and patented biomass alternative energy fuel process that produces a product that has physical and chemical characteristics similar to certain coals and is created from municipal biosolids, collectable animal manure, pulp and paper sludge and possibly other organic wastes.  N-Viro Fuel is manufactured by blending the waste material(s) with one or more alkaline products, followed by thorough drying of the mixture using a thermal evaporative process.  The resulting product can be easily blended with coal, waste coal, petroleum coke and/or other biomass-type fuels, and burned as a partial fuel substitute in combustion power plants.  N-Viro Fuel satisfied initial guidelines set forth by the U.S. Environmental Protection Agency (EPA) to qualify as an alternative energy source that may be utilized in commercial power generation subject to state permitting.  Secondary and waste-derived fuel sources now also require a non-waste determination for use by power producers under applicable Federal regulations (40 CFR 241.3).  This determination requires that the resulting fuel product be managed as a valuable commodity, have a meaningful heating value, and have comparable contaminant levels to the primary fuel being supplemented.  We have and will continue to seek any required new determinations as may be necessary under this new non-waste requirement as we have in the past.  The N-Viro Fuel technology, utilizing an alkaline/heat process to produce a fuel product, still satisfies requirements of the USEPA 40 CFR part 503 regulations and is a safe product usable for agriculture as well as for energy production.

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

N-Viro Process Facilities

Florida N-Viro, LP, a processing facility and now wholly-owned subsidiary we acquired effective January 1, 2007, has been in continuous operation since 1995 in Florida.  The facility is located in Volusia County and presently processes regional biosolids for multiple communities and maintains contracts with Altamonte Springs, Bunnell, New Smyrna Beach, Palm Coast, Port Orange, the Tohopekaliga Water Authority and Volusia County.  Additionally, the company works with other regional biosolids management companies and has worked with other municipalities with short-term and interim agreements.

Florida N-Viro derives revenue from several sources.  Each municipal customer compensates N-Viro for the processing of their waste materials.  Florida N-Viro also receives revenue from utilizing the alkaline products produced by regional power utilities, including Cedar Bay Generating, through a supply agreement with Headwaters Corporation and Jacksonville Electric Authority.  We have also been successful in marketing our N-Viro Soil to local agricultural markets.

Our Volusia County facility operates under and is regulated by a permit issued by the Florida Department of Environmental Protection.  We believe we have a satisfactory operating history and positive relationship with the regulatory agencies.  We lease the processing facility from Volusia County and renewed our five year contract and lease agreement for the third time in 2010.  Florida N-Viro represented 94% of our total revenue in 2012.

Our first N-Viro processing facility was located in Toledo, Ohio and was managed by us through a series of renewals of a contract management agreement with the City of Toledo from our inception through November 2011 when the existing contract was not renewed.  Revenue generated from and related to the Toledo operation accounted for about 17% of our total revenue in 2011.  Under this contract, we processed Toledo's wastewater biosolids and sold the resulting N-Viro Soil product to the agricultural market throughout Northwest Ohio.

The N-Viro Process

The N-Viro Soil Process involves mixing wastewater residuals (sludge) proportionally with an alkaline admixture and then subjecting the mixture to a controlled period of storage, mechanical turning and/or accelerated drying.  The N-Viro Process stabilizes and pasteurizes the wastewater residuals, reduces odors to acceptable levels, neutralizes or immobilizes various constituents and generates N-Viro Soil™, a product which has a granular appearance similar to soil and has multiple agricultural uses.  N-Viro and its licensees have successfully marketed and distributed all N-Viro Soil product produced for beneficial reuse.

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

The N-Viro Fuel market requires us to work within two different and unique regulatory segments.  First, our N-Viro Fuel facilities must satisfy biosolids permit requirements for the 40 CFR Part 503 regulations.  Second, the finished fuel product must comply with each individual power generator’s emission permit requirements and must qualify as a non-waste fuel.  To satisfy the air permitting requirements in the power generation facilities, N-Viro has procured, permitted, constructed and operated a mobile facility to produce N-Viro Fuel on a commercial full-scale basis.  We will continue to introduce this mobile facility to different municipalities and power generation plants to demonstrate the regulatory and power effectiveness of our process with our ultimate goal being to permit, build, own and operate permanent N-Viro Fuel processing facilities.  We can provide no assurance of our ability to negotiate long-term arrangements from the mobile facility’s performance.

International Sales and Marketing.  In certain countries outside the United States, we have sold or licensed the N-Viro Process through agents.  In their respective territories, the agents marketed licenses for the N-Viro Processes, served as distributors of alkaline admixture, oversee quality control of the installed N-Viro facilities, enforced the terms of the license agreements with licensees and marketed N-Viro Soil.  In general, the agents have paid one-time, up-front fees to us for the rights to market or use the N-Viro Process in their respective territories.  Typically, the agreements with the agents provide for us to receive a portion of the up-front license fees, ongoing royalty fees paid by the licensees, a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro Soil.  Agents have total responsibility and control over the marketing and contracts for N-Viro technology, subject only to license models or minimum agreements with us.

The following table sets forth our Agent and the territorial rights of that Agent:

Agent

Territory

CRM Technologies

Israel, Greece and Eastern Europe

In an effort to expand facility development internationally, on November 6, 2012 we entered into a Joint Development Agreement with Hong Heng Energy (HK) Co., LTD, headquartered in Fuzhou, Fujian, China.  This agreement calls for the parties to jointly identify and develop facilities in China.  These efforts are ongoing.

Earnings Variation Due to Business Cycles and Seasonal Factors.  Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors.  During the last fiscal quarter of 2012, approximately 97% of our revenue was from management-run operations, 1% from other domestic third party agreements and 2% from foreign agreements or research and development grants.  Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors.

Risks of Doing Business in Other Countries.  We conduct a very small amount of business in markets outside the United States, and expect to continue  these endeavors as well as to expand our international presence through new development.  In addition to the risk of currency fluctuations, the risks associated with conducting business outside the United States include: social, political and economic instability; slower payment of invoices; underdeveloped infrastructure; underdeveloped legal systems; and nationalization.  We have not entered into any currency swap agreements which may reduce these risks.  We may enter into such agreements in the future if it is deemed necessary to do so.  We cannot predict the full impact of this economic instability, but it could have a material adverse effect on revenues and profits especially if international development activities result in increased international business.

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

In 2007 we performed a full scale test of the N-Viro Fuel product at the T.B. Simon Power Plant located on the campus of Michigan State University.  The successful results of this first full test encouraged us to focus primarily on the development of the N-Viro Fuel technology.  In September 2011, we performed a multiple day 10% N-Viro Fuel test with a Pennsylvania power producer, utilizing our mobile facility for the production of the test fuel.  This test was successful as it demonstrated that N-Viro Fuel did not adversely effect boiler operation, did not cause anegative impact on resulting ash and did not exceed stack air emissions.  This successful test is expected to be followed by a 20% test in 2013 with full stack monitoring to allow for full permitting at that site for the use of N-Viro Fuel.

Patents and Proprietary Rights

Processing Biosolids Patents

We have several patents and licenses relating to the treatment and processing of biosolids.  While there is no one single patent that is alone material to our business, we believe that our aggregate patents are important to our prospects for future success.  We cannot be certain, however, that future patent applications will successfully be issued as patents, or that any already issued patents will give us a competitive advantage.  It is also possible that our patents could be successfully challenged or circumvented by competitors or other parties.  In addition, we cannot assure that our treatment processes do not infringe on patents held by third-parties or their proprietary rights.  We are not aware of any such infringement.

N-Viro Fuel Patents

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

Some early N-Viro patents were developed jointly with the former Medical College of Ohio, now under the name of the University of Toledo ("UT").  Because of the joint development of early N-Viro patents with UT, we agreed the licensing of these early patents would generate a royalty payable by us to UT.  We also agreed with UT that claims to the traditional N-Viro Soil process was one-quarter of one percent (1/4%) of technical revenues until expiration of those patents.  UT rights to BioBlend and certain other N-Viro technologies range from 2% to 4% of technical revenues derived from these newer technologies.  Cumulative royalties paid to UT through December 31, 2012 were approximately $65,000, and no amount was expensed during any of the years 2008 through 2012.  UT has no claim to the N-Viro Fuel technologies or process.

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

Industry Overview

Under the Part 503 Regulations, landfills, surface disposal and incineration remain permissible sludge management alternatives, but these conventional disposal options have become subject to more stringent regulatory standards.  The vast majority of states have enacted site restrictions and/or other management practices governing the disposal of sludge in landfills or surface disposal.  Amendments to the Clean Air Act governing incineration and disposal of residual ash also impose stricter air emission standards for incineration in general, and the Part 503 Regulations impose additional specific pollutant limits for sludge to be incinerated and for the resulting air emissions.

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

The Part 503 Regulations.  Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use.  Sewage sludge and the use and disposal thereof are regulated under the Clean Water Act.  In 1993, the U.S. Environmental Protection Agency (“EPA”) published the Part 503 Regulations under the Clean Water Act, implementing the EPA's "exceptional quality" program.  These regulations establish sludge use and disposal standards applicable to public and privately-owned wastewater treatment plants in the United States, including publicly-owned treatment works, or POTWs.  Under the Part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" (“Class A”) products and are not subject to federal restrictions on agricultural use or land application.  N-Viro Soil™ is an "exceptional quality" product.  Lower quality sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants.  Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit.  Agricultural and land applications of all sludge and sludge products, including N-Viro Soil™ and other "exceptional quality" products, are typically subject to state and local regulation and, in most cases, require a permit.

In order to ensure compliance with the Part 503 Regs, we review the results of regular testing of sludge required by the EPA to be conducted by wastewater treatment plants, and it reviews tests of N-Viro Soil™ produced at N-Viro facilities on a periodic basis.  In general, we do not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product.  Although N-Viro Soil™ exceeds the current federal standards imposed by the EPA for unrestricted agricultural use and land application, state and local authorities are authorized under the Clean Water Act to impose more stringent requirements than those promulgated by the EPA.  Most states require permits for land application of sludge and sludge based products and several states have regulations for certain pollutants that impose more stringent numerical concentration limits than the federal rules.

The Resource Conservation and Recovery Act.  RCRA regulates all phases of hazardous waste generation, management and disposal.  Waste is subject to regulation as a hazardous waste under RCRA if it is a solid waste specifically listed as a hazardous waste by the EPA or exhibits a defined hazardous characteristic.  Although domestic sewage and mixtures of domestic sewage and other wastes that pass through a sewer system to a POTW are specifically exempted from the definition of solid waste, once treated by the POTW, the sewage sludge is considered a solid waste.  Although neither the alkaline admixture nor wastewater sludge used in the N-Viro Process are presently regulated as hazardous waste under RCRA, states may impose restrictions that are more stringent than federal regulations.  Accordingly, the raw materials used in the N-Viro Process may be regulated under some state hazardous waste laws as "special wastes," in which case specific storage and record keeping requirements may apply.

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

Other Environmental Laws.  The Pollution Prevention Act of 1990 establishes pollution prevention as a national objective, naming it a primary goal wherever feasible.  The act states that where pollution cannot be prevented, materials should be recycled in an environmentally safe manner.  Additional laws or regulations impacting use or negatively classifying products like those produced by N-Viro are also a possibility.  We believe that the N-Viro Process contributes to pollution prevention by providing an alternative to disposal.

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

Employees

As of December 31, 2012, we had eighteen (18) employees.  Four of our employees were engaged in sales and marketing; two were in finance and administration and twelve were in operations.  We consider our relationship with our employees to be satisfactory.

Current Developments

We are currently in discussions with several companies in the cement and fuel/power generation industries for the development and commercialization of the patented N-Viro Fuel™ technology.  There can be no assurance that these discussions will be successful.  We continue to focus on the development of regional biosolids processing facilities.  Currently we are in negotiations with several privatization firms to permit and develop independent, regional facilities and for international facility development.

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

We maintain a corporate Web site at www.nviro.com, on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC.  In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request to James K. McHugh, our Chief Financial Officer, at (419) 535-6374 or via e-mail to jmchugh@nviro.com.  We also intend to avail ourselves of the ability to use social media to communicate with the public within the guidelines announced by the SEC in a release dated April 2, 2013.

Item 1A.

Risk Factors

We have a history of losses and there can be no assurances regarding if and when we will achieve profitability.  If we are unable to achieve profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms or at all, and which may dilute our stockholders.

Since 2000, we have experienced net losses and we have not been consistently profitable on an annual basis.  For the years ended December 31, 2012 and 2011, we incurred net losses of $1.63 million and $1.64 million, respectively.  We believe our history of net losses is primarily due to our inability to add enough new sources of revenue to replace decreasing business from existing sources of revenue and, more recently, through a shift of our business toward lower margin products and services.  Further, for the years ended December 31, 2012 and 2011, we experienced higher than expected expenditures for stock-related fees and compensation in addition to a decrease in gross revenue.  Additionally, in the fourth quarter of 2012 we recorded a large expense for a withdrawal liability from a pension fund that was funded by us for the benefit of our former employees at our City of Toledo operation.  To achieve profitability, we must accomplish numerous objectives, including growth in our business, the development of new products and commercial relationships, and decreasing our costs.  We can not foresee with any certainty whether we will be able to achieve these objectives in the future.  Accordingly, we may not generate sufficient net revenue to achieve profitability.

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

We derive a substantial portion of our revenue from services provided under municipal contracts, and many of these are subject to competitive bidding.  We also intend to bid on additional municipal contracts, however, and may not be the successful bidder.  In addition, some of our contracts will expire in the future and those contracts may not be renewed or may be renewed on less attractive terms.  In 2011, we experienced just this possibility with respect to existing and material contracts in Toledo, Ohio and Seminole County, Florida, both of which were not renewed, albeit for different reasons.  If we are not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on our business, financial condition and results of operation.

Our customer contracts may be terminated prior to the expiration of their term.

A substantial portion of our revenue is derived from services provided under contracts and agreements with existing licensees and customers.  Some of these contracts, especially those contracts with large municipalities, provide for termination of the contract by the customer after giving relative short notice (in some cases as little as ten days).  In addition, some of these contracts may contain liquidated damages clauses, which may or may not be enforceable in the event of early termination of the contracts.  If one or more of these contracts are terminated prior to the expiration of its term, and we are not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on our business, financial condition and results of operations.

A significant amount of our business comes from a limited number of customers and our revenue and profits could decrease significantly if we lost one or more of them as customers.  Further, the agreement with our (then) second largest customer expired in November 2011, and our failure to renew that agreement has had a material adverse effect on our business, financial conditions and results of operations.

Our business depends on providing services to a limited number of customers.  One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them.  Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition.  For the years ended December 31, 2012 and 2011, our largest customer accounted for approximately 33% and 22% of our revenues, respectively.  For the years ended December 31, 2012 and 2011, our top three customers accounted for approximately 60% and 55%, respectively, of our revenues.  Our sludge processing agreement with the City of Toledo, Ohio, which was our largest customer for many years through 2010 and represented approximately 17% of our revenues in 2011, was not renewed at the end of 2011.  Our failure to renew that agreement has had a material adverse effect on our business, financial conditions and results of operations.  Also at the end of 2011, we were notified by a Florida customer that represented approximately 6% of our 2011 gross revenue they were ending our services, effective January 2012.  Additionally, regional economic considerations have made the supply of admixtures used in our processes more difficult to acquire due to coal-burning facilities operating less or not at all for unusually long periods of time.

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

During the period from January 1, 2011 through March 22, 2013, our common stock closing price fluctuated between a high of $3.25 and a low of $0.42.  The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions, the thinly-traded nature of our common stock and the outlook of analysts and investors on our industry.  Further, significant market fluctuations may adversely affect the trading price of our common stock.  Over the past several years, we have relied on, in part, private placements of stock, exercises of stock options by current and former officers and directors, and, exercises of stock purchase warrants by investors for operating cash.  Wide fluctuations in the price of our common stock or a stock price that is not significantly above the exercise price of outstanding stock options or warrants, would likely reduce future exercises of stock options or warrants, and which would reduce or eliminate a historic source of cash for our operations.

Item 2.

Properties

Our executive and administrative offices are located in Toledo, Ohio.  Through April 2011, we operated under a month to month lease at our former location.  The total rental expense for this former location included in the statements of operations for the twelve months ended December 31, 2011 was $12,850.  In April 2011, we signed a 68 month lease with a new lessor in Toledo, Deerpoint Development Company, Ltd (“Deerpoint”).  The total minimum rental commitment for the year ending December 31, 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense for the current location included in the statements of operations for the twelve months ended December 31, 2012 is approximately $38,600.  In late 2012 we negotiated a stock for rent deal with Deerpoint, issuing them 12,000 shares of our stock at a discounted price of $0.88 per share in exchange for three months rent, resulting in net additional expense of approximately $1,200 above the contracted amount, but saving us $9,342 of cash.  We also lease various office equipment on a month-to-month basis.

In October 2010, we began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  The total rental expense included in the statements of operations for the twelve months ended December 31, 2012 and 2011 is $12,000 and $23,000, respectively.  After September 2011 we have been operating under a month-to-month lease at this location for one-half the rate under the original lease agreement.

In June 2009, we began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, we renewed the lease for an additional year through May 31, 2011, and are currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2012 and 2011 is $30,000.

We maintain an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March 2009 for five years.  The total minimum rental commitment for the years ending December 31, 2013 and 2014 is $48,000 and $12,000, respectively.  The total rental expense included in the statements of operations for each of the twelve months ended December 31, 2012 and 2011 is $48,000.

We also leased other processing equipment at our Florida location which began in February 2008 under a three-year lease.  The total rental expense included in the statements of operations for the twelve months ended December 31, 2011 is approximately $3,900.  In February 2011, we purchased the equipment through a financing arrangement with an equipment leasing company.

Management believes that all of our properties are adequately covered by insurance.

Item 3.

Legal Proceedings

We were not a party to any legal proceedings in 2012.

In February 2013 our Board of Directors received a letter from counsel on behalf of one of our stockholders, demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the interplay between the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  The Special Committee and the Board anticipate the process of reviewing the awards will be complete in April or May 2013, and a satisfactory resolution will be reached avoiding any potential legal proceedings.  If the stockholder elects to proceed even after the Special Committee and the Board conclude the process outlined above, in that instance we would vigorously defend against such action.

Item 4.

Mine Safety Disclosures

None.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Common Stock are quoted on the OTCQB, which is one of the quotation services for SEC-registered and reporting companies that trade over the counter ("OTC Markets"), under the symbol “NVIC”.  The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The closing price range per share of the Common Stock since January 1, 2011, was as follows:

Quarter	High	Low
First 2011	$3.25	$1.50
Second 2011	$2.75	$1.45
Third 2011	$2.45	$1.50
Fourth 2011	$2.00	$1.01
First 2012	$1.69	$1.00
Second 2012	$1.44	$0.90
Third 2012	$1.45	$0.70
Fourth 2012	$1.05	$0.42

Our stock price closed at $1.55 per share on March 25, 2013.

Holders

As of March 25, 2013, the number of holders of record of our Common Stock was approximately 176.

Dividends

We have never paid dividends with respect to our Common Stock.  Payment of dividends is within the discretion of our Board of Directors and would depend, among other factors, on our earnings, capital requirements and our operating and financial condition.

Recent Sales of Unregistered Securities

None.

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

The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:

            For the Year Ended December 31,

	2012	2011
Technology fees	2.5%	0.1%
Facility management	66.5%	68.3%
Products and services	31.0%	31.6%
Totals	100.0%	100.0%

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

Our policy is to record the revenues payable to us pursuant to agency and license agreements when we have fulfilled our obligations under the relevant contract, i.e., when earned, except when it pertains to a foreign license agreement.  In the case of foreign licenses, revenue is recorded when cash is received and when we have fulfilled our obligations under the relevant foreign license agreement.  The exception to this is our current agreement with our agent, CRM Technologies, and our Israeli customer, Dan-Viro, in which we have fulfilled our obligations under the contract and record revenues when earned, as they are a proven and reliable payor.

Results of Operations

The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.

(Dollars in thousands)	Year Ended December 31, 2012	Period to Period Percentage Change	Year Ended December 31, 2011
Combined Statement of
Operations Data:

Revenues	$ 3,583	(35.9%)	$ 5,594

Cost of revenues	3,006	(34.1%)	4,561

Gross profit	577	(44.1%)	1,033

Operating expenses	2,283	(35.1%)	3,516

	(1,706)	*	(2,483)

Other income (expense)	67	(92.0%)	843

Loss before income taxes	(1,639)	*	(1,640)

Federal and state income taxes	-	*	-

Net loss	$ (1,639)	*	$ (1,640)

Percentage of Revenues:

Revenues	100.0%	100.0%

Cost of revenues	83.9	81.5

Gross profit	16.1	18.5

Operating expenses	63.7	62.8

	(47.6)	(44.3)

Other income (expense)	1.9	15.1

Loss before income taxes	(45.7)	(29.2)

Federal and state income taxes	-	-

Net loss	(45.7%)	(29.2%)

*

Period to period percentage change comparisons have only been calculated for positive numbers.

Comparison of Year Ended December 31, 2012 with Year Ended December 31, 2011

Our overall revenue decreased $2,011,000, or 36%, to $3,583,000 for the year ended December 31, 2012 from $5,594,000 for the year ended December 31, 2011.  The net decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $46,000 from the same period ended in 2011 – this decrease was the result of a decrease in demand with our Midwestern customers;

b)  Revenue from the service fees for the management of alkaline admixture decreased $540,000 from the same period ended in 2011 – this decrease was attributed primarily to our Florida-area customers, which decreased $322,000 compared to the same period in 2011 and secondarily to the loss of the Toledo operation, which had accounted for $206,000; and

c)  Our processing revenue, including facility management revenue, showed a net decrease of $1,464,000 over the same period ended in 2011.  This was primarily from our Florida operation, which showed a decrease of $764,000 in facility management and product revenue from 2011, and secondarily from the loss of the Toledo operation which accounted for $728,000 of the decrease.  This decrease in the Florida operation was mainly the loss of the Orange County Utilities contract that began in December 2010 and ended in March 2011, and the loss of the Seminole County contract at the end of 2011.  These two contracts accounted for $717,000 of the processing revenue decrease.  Offsetting these decreases was an increase in royalty revenue of $47,000 from 2011 to 2012, which is all attributable to the processing start up of our Israeli licensee Dan-Viro; and

d)  Our license fee revenue increased $41,000 over the same period ended in 2011, which was $-0-.  This increase was attributed directly from our Israeli agent, CRM Technologies.

Our gross profit decreased $456,000, or 44%, to $577,000 for the year ended December 31, 2012 from $1,033,000 for the year ended December 31, 2011, and the gross profit margin decreased to 16.1% from 18.5% for the same periods.  The decrease from the prior year in both gross profit and gross profit margin are due primarily to three sources of operations in 2012:

1.

A decrease in total revenue and gross margin from our Florida operation.  The total revenue attributable to Florida in 2012 was $3,353,000, a decrease of $1,089,000 from 2011.  This revenue was generated at a gross margin of 15%, down from 20% in 2011.  Florida contributed $526,000 of gross profit, a decrease of $343,000 over the same period in 2011.  A majority of this decrease in Florida’s gross profit was from the decreased revenue from sludge management fees, which are realized at a higher margin than other sources of revenue as a result of economies of scale on sludge handled at the facility.

2.

A decrease in total revenue and gross profit from our Toledo operation.  The total revenue attributable to Toledo was $15,000, a decrease of $935,000 from 2011.  For both years, this revenue was generated at a gross margin of approximately 36%.  The Toledo operation contributed $5,000 of gross profit, which was a decrease of $334,000 of gross profit over the same period in 2011.

3.

Offsetting the two decreases above was a reduction in the gross loss from our Pennsylvania fuel pilot facility, which sustained a gross loss of $30,000 for 2012, a decrease in the gross loss of $201,000 from 2011.

Our operating expenses decreased $1,232,000, or 35%, to $2,283,000 for the year ended December 31, 2012 from $3,516,000 for the year ended December 31, 2011.  The decrease was primarily due to a decrease of $1,002,000 in payroll and related costs, a decrease of $453,000 in director costs, an increase in the gain on the sale of fixed assets of $129,000 and a decrease of $63,000 in office and travel-related costs, partially offset by an increase in pension withdrawal expense of $413,000 and an increase of $30,000 in consulting fees and expenses.  Of the total net decrease of $1,425,000 in employee related, director and consulting costs, $1,122,000 were non-cash costs.  Therefore, for the year ended December 31, 2012, actual cash outlays in these combined categories decreased by a total of $303,000 over the same period in 2011.

As a result of the foregoing factors, we recorded an operating loss of $1,706,000 for the year ended December 31, 2012 compared to an operating loss of $2,483,000 for the year ended December 31, 2011, a decrease in the loss of $777,000.

Our net nonoperating income (expense) decreased by $776,000 to net nonoperating income of $67,000 for the year ended December 31, 2012 from net nonoperating income of $843,000 for the similar period in 2011.  The decrease in net nonoperating income was primarily due to a decrease of $720,000 from the gain recorded on warrants issued whose value and number of shares outstanding had decreased during the period, a $59,000 decrease in the gain from liabilities extinguished, a decrease of $33,000 in the gain associated with debentures issued in previous periods, offset by an increase of $44,000 in amortization of the stock discount on convertible debentures issued.

For the years ended December 31, 2012 and 2011, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $927,000 at December 31, 2012, compared to a working capital deficit of $597,000 at December 31, 2011, resulting in a decrease in working capital of $330,000.  Current assets at December 31, 2012 included cash and cash equivalents of $262,000 (including restricted cash of $209,000), which is an increase of $9,000 from December 31, 2011.  The net negative change in working capital from December 31, 2011 was primarily from a $357,000 increase to short-term liability of the convertible debenture liability payable in July 2013and a decrease in the net deferred current asset of $15,000 for amortization of common stock and warrants given pursuant to consulting contracts entered into during 2010 and 2011, offset by an increase of $42,000 in the change in short-term assets over liabilities.

In 2012 our cash flow used by operating activities was $38,000, a decrease of $371,000 from 2011.  The components of the decrease in cash flow used by operating activities from 2011 was principally due to a $1,169,000 decrease in stock warrants and stock options issued for fees and services, a decrease of $239,000 in trade accounts receivable, a decrease of $256,000 in depreciation and amortization, a $129,000 increase in the gain on sale of fixed assets, a decrease of $24,000 in the investment in Mahoning Valley N-Viro and a decrease of $11,000 in debenture discount amortization, offset by an increase of $720,000 in the market price of derivatives issued, an increase of $411,000 in pension withdrawal payable, an increase of $250,000 in trade accounts payable, a decrease in prepaid and other assets of $54,000 and an increase of $20,000 in the provision for bad debt allowance.

We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin.  From 2006 to 2012, the percentage of combined revenues generated from our owned and operated facilities was:  2006 – 46%;  2007 – 77%;  2008 – 94%;  2009 – 95%;  2010 – 96%;  2011 – 96%;  2012 – 94%.  We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

The normal collection period for accounts receivable is approximately 30-60 days for the majority of customers.  This is a result of the nature of the contracts, type of customer and the amount of time required to obtain the information to prepare the billing.  We make no assurances that payments from our customer or payments to our vendors will become shorter and this may have an adverse impact on our continuing operations.

During 2012 we renewed our line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at December 31, 2012) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all our assets (except equipment).  In August 2012, it was renewed with a new maturity date of August 15, 2013.  Two certificates of deposit totaling $141,805 from the Bank are held as a condition of maintaining the line of credit.  At December 31, 2012, we had $30,000 of borrowing capacity under the credit facility.

In November 2012, we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  The Notice demands a payment of $412,576, payable monthly over 20 years at an interest rate of approximately 2.8% at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  As of the balance sheet date, we have accrued this liability and recognized the expense.  Under advisement from counsel we are not at this time planning on contesting or otherwise taking legal action to reduce or eliminate this liability as we have determined the cost of such actions would exceed the low likelihood of a reduction in the liability.

In August 2011, we borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on all four due dates during 2012 and again on January 30, 2013 and it is now due April 30, 2013.  We expect to extend the Note on or before the due date but pay the Note in full during 2013.

From the beginning of 2006 through 2012, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of December 31, 2012, a total of eight term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $18,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of December 31, 2012 was approximately $212,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

In 2009 we approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures were issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  We have timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009.  At any time, we may redeem all or a part of the Debentures at face value plus unpaid interest.

During 2009 we issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 we issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013 but are not payable until the 10th business day of July.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of December 31, 2012, we held $455,000 of Debentures.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the twelve months ended December 31, 2012 and 2011 was $-0- and $52,326, respectively.

For periods subsequent to June 30, 2011, we are required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  Amortization expense for each of the twelve months ended December 31, 2012 and 2011 was $16,368 and $8,184, respectively.

For 2013, we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we renewed our line of credit until August 2013, we have minimal borrowing availability under the line of credit.  We have borrowed money from third parties and a related party and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  In 2012 we modified all outstanding common stock warrants to reduce their weighted average exercise price.  In 2013 we further modified all outstanding warrants to enhance their exercisability and have realized $124,000 in exercises so far in 2013.  In addition, our operations in Florida, which now represent approximately 97% of our revenue, could be suspended temporarily or permanently by our landlord for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  We consider our relationship with our landlord to be satisfactory overall, and are working to improve this relationship in the future.

We have received an unqualified audit report from our independent registered public accounting firm that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, our recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Non-domestic license and territory fees – We do not recognize revenue on any non-domestic license or territory fee contracts until the cash is received, assuming all other tests of revenue recognition are met.  Canada and Israel are excluded from this definition of non-domestic.

Allowance for Doubtful Accounts – We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable.  The balance of the allowance at December 31, 2012 and 2011 is $90,000 and $70,000, respectively.

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

Item 8.

Financial Statements and Supplementary Data

Index to Financial Statements

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS	F-2 - F-3
CONSOLIDATED STATEMENTS OF OPERATIONS	F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

N-Viro International Corporation

We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  UHY LLP

UHY LLP

Farmington Hills, Michigan

April 15, 2013

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 52,625	$ 44,498
Restricted	209,181	208,510
Receivables, net:
Trade	283,380	416,192
Other	17,182	18,073
Deferred costs - stock and warrants issued for services	343,480	358,476
Prepaid expenses and other assets	78,849	97,155
Total current assets	984,697	1,142,904

Property and Equipment, Net	993,971	1,327,320

Deferred costs - stock and warrants issued for services - long-term	280,872	188,536

Intangible and Other Assets, Net	78,969	91,800

TOTAL ASSETS	$ 2,338,509	$ 2,750,560

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current maturities of long-term debt	$ 188,902	$ 277,190
Note Payable - related party	200,000	200,000
Convertible debentures, net of discount	446,816	90,000
Line of credit	370,000	300,000
Accounts payable	597,426	833,068
Pension plan withdrawal liability	27,003	-
Accrued liabilities	81,343	39,798
Total current liabilities	1,911,490	1,740,056

Long-term debt, less current maturities	92,014	211,716
Pension plan withdrawal liability - long-term	384,291	-
Fair value of warrant liability	-	12,196
Convertible debentures - long-term, net of discount	-	340,447

Total liabilities	2,387,795	2,304,415

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, Authorized - 2,000,000 shares
Issued - -0- shares in 2012 and 2011	-	-
Common stock, $.01 par value
Authorized - 35,000,000 shares
Issued - 6,664,087 shares in 2012 and 6,191,420 shares in 2011	66,641	61,914
Additional paid-in capital	28,630,416	26,883,156
Accumulated deficit	(28,061,453)	(25,814,035)
	635,604	1,131,035

Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' equity (deficit)	(49,286)	446,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,338,509	$ 2,750,560

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and 2011

	2012	2011

REVENUES	$ 3,583,155	$ 5,593,665

COST OF REVENUES	3,006,140	4,560,852

GROSS PROFIT	577,015	1,032,813

OPERATING EXPENSES
Selling, general and administrative	2,283,314	3,515,617

OPERATING LOSS	(1,706,299)	(2,482,804)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	158,175	217,342
Gain on fair value change of warrants issued	12,196	732,280
Interest income	1,486	1,073
Gain on debt modification (debentures)	-	32,737
Amortization of discount on convertible debentures	(16,368)	(60,510)
Interest expense	(87,998)	(79,911)
	67,491	843,011

LOSS BEFORE INCOME TAXES	(1,638,808)	(1,639,793)

Federal and state income taxes	-	-

NET LOSS	($1,638,808)	($1,639,793)

Basic and diluted loss per share	($0.26)	($0.27)

Weighted average common shares outstanding - basic and diluted	6,218,623	5,988,077

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2012 and 2011

			Note	Additional
	Shares of	Common	Receivable for	Paid-in	Accumulated	Treasury
	Common Stock	Stock ($)	Common Stock ($)	Capital ($)	Deficit ($)	Stock ($)	Total ($)

BALANCE - JANUARY 1, 2011	6,062,214	$60,622	($300,000)	$24,548,644	($23,881,836)	($684,890)	($257,460)

Net loss	-	-	-	-	(1,639,793)	-	(1,639,793)
Deemed dividend on extension of stock warrants	-	-	-	132,642	(132,642)	-	-
Cancellation of common stock and Note Receivable on Agreement termination - net	(120,000)	(1,200)	300,000	(282,310)	-	-	16,490
Extension of stock warrants	-	-	-	26,236	-	-	26,236
Share-based compensation expense	-	-	-	1,781,842	-	-	1,781,842
Exercise of stock options	515	5	-	979	-	-	984
Exercise of stock warrants	800	8	-	7	-	-	15
Purchase of stock warrants	-	-	-	169,765	(159,764)	-	10,001
Conversion of debentures to stock	27,028	270	-	49,690	-	-	49,960
Issuance of common stock	220,863	2,209	-	455,661	-	-	457,870

BALANCE - DECEMBER 31, 2011	6,191,420	61,914	-	26,883,156	(25,814,035)	(684,890)	446,145

Net loss	-	-	-	-	(1,638,808)	-	(1,638,808)
Deemed dividend on extension of stock warrants	-	-	-	608,610	(608,610)	-	-
Share-based compensation expense	399,963	4,000	-	1,052,927	-	-	1,056,927
Exercise of stock warrants	704	7	-	978	-	-	985
Issuance of common stock	72,000	720	-	84,745	-	-	85,465

BALANCE - DECEMBER 31, 2012	6,664,087	$66,641	$ -	$28,630,416	($28,061,453)	($684,890)	($49,286)

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows From Operating Activities
Net loss	($1,638,808)	($1,639,793)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	283,651	539,744
Amortization of debenture stock discount	16,368	27,773
Issuance of stock, stock options and warrants for services	1,047,085	2,215,615
Loss on investment in Mahoning Valley N-Viro	146	24,279
Provision for bad debts	20,000	0
Gain on the sale of fixed assets	(152,632)	(23,978)
Increase in fair value of warrants issued	(12,196)	(732,280)
Changes in Operating Assets and Liabilities
Decrease (increase) in trade receivables	112,812	351,852
Decrease (increase) in prepaid expenses and other assets	50,445	(3,437)
Increase (decrease) in pension withdrawal liability	411,294	0
Increase (decrease) in accounts payable and accrued liabilities	(176,034)	(426,396)
Net cash (used) provided by operating activities	(37,869)	333,379

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	217,056	56,405
Increase to notes receivable, net	(17,183)	0
Increases from restricted cash	(671)	(1,045)
Purchases of intangible assets	(7,500)	0
Purchases of property and equipment	(8,606)	(357,384)
Net cash provided (used) in investing activities	183,096	(302,024)

Cash Flows From Financing Activities
Borrowings under long-term debt	162,320	418,037
Borrowings from related party - short-term	0	200,000
Net (cost) proceeds from issuance of common stock in private placement	(95)	96,850
Proceeds from stock warrant transactions	0	87,021
Proceeds from stock options exercised	985	984
Net advances (repayments) on line-of-credit	70,000	(64,000)
Repayments of convertible debentures	0	(265,000)
Principal payments on long-term obligations	(370,310)	(497,861)
Net cash used by financing activities	(137,100)	(23,969)

Net Increase in Cash and Cash Equivalents	8,127	7,386

Cash and Cash Equivalents - Beginning	44,498	37,112

Cash and Cash Equivalents - Ending	$52,625	$44,498

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$110,373	$129,818

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

D.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $927,000 at December 31, 2012, and has incurred negative cash flow from operating activities for the year ended December 31, 2012.  Moreover, while the Company renewed its line of credit for one year until August 2013, the Company has minimal borrowing availability under the line of credit.  The Company has borrowed money from third parties and a related party and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  In 2012 the Company modified all outstanding common stock warrants at that time to reduce their weighted average exercise price of $2.00 per share to $1.00 per share for all warrants, and in 2013 we further modified all outstanding warrants to enhance their exercisability.  In addition, the Company’s operations in Florida, which now represent approximately 97% of the Company’s revenue, could be suspended temporarily or permanently by its landlord for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  The Company considers its relationship with the landlord to be satisfactory overall, and is working to improve this relationship in the future.

E.

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

F.

Accounts Receivable – The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days.  Accounts greater than 90 days past due amounted to $80,106 and $67,344 of receivables for the years ended December 31, 2012 and 2011, respectively.  The Company's policy is not to accrue and record interest income on past due trade receivables.  The Company does bill the customer finance charges on past due accounts and records the interest income when collected.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

Credit is generally granted on an unsecured basis.  Periodic credit evaluations of customers are conducted and appropriate allowances are established.

Management estimates an allowance for doubtful accounts, which was $90,000 and $70,000 as of December 31, 2012 and 2011, respectively.  The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections.

G.

Property and Equipment – Property, machinery and equipment are stated at cost less accumulated depreciation.  Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets.  Generally, useful lives are five to fifteen years.  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.  Depreciation expense amounted to $269,215 and $514,748 in 2012 and 2011, respectively.  Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.  Management believes the carrying amount is not impaired based upon estimated future cash flows.

H.

Intangible Assets – Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from one and one-half to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were 14.1 and 14.2 years at December 31, 2012 and 2011, respectively).  Amortization expense amounted to $14,438 and $23,276 in 2012 and 2011, respectively.  Estimated amortization expense, based on these patent costs and territory rights at December 31, 2012, for each of the ensuing five years is as follows: 2013 - $11,000;  2014 - $11,000;  2015 - $11,000; 2016 - $9,000; 2017 - $7,000.  Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.

The Company has capitalized the cost of acquiring certain customer licenses and contracts as part of the acquisition of Florida N-Viro on December 31, 2006.  Amortization expense amounted to $3,219 in 2012 and $1,719 in 2011.  Estimated amortization expense, based on these capitalized license and contracts at December 31, 2012, for each of the ensuing five years is as follows:  2013 - $1,700;  2014 - $1,700;  2015 - $1,700; 2016 - $500; 2017 - $-0-.

I.

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

License and territory fees are generated by selling the right to market or use the N-Viro Process in a specified territory.  The Company's policy is to record revenue for the license agreements when all material services relating to the revenue have been substantially performed, conditions related to the contract have been met and no material contingencies exist.  We do not recognize revenue on any non-domestic license or territory fee contracts until the cash is received, assuming all other tests of revenue recognition are met.  Canada and Israel are excluded from this definition of non-domestic.  Research and development revenue is recognized as work is performed to the contracting entity in accordance with the contract.

The Company records the amount of shipping and handling costs billed to customers as a reduction to cost of sales.  The cost incurred for shipping and handling has been included in the cost of sales.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

J.

Loss Per Common Share – Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented.  For the years ended December 31, 2012 and 2011, the effects of 2,905,981 and 2,924,985 stock options outstanding, respectively, 1,619,585 and 1,444,585 warrants to purchase common stock, respectively, and, debentures that are convertible to 227,500 shares of common stock are excluded from the diluted per share calculation because they would be antidilutive.

K.

Stock Options – The Company records share-based compensation expense using a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation to employees.  Compensation costs are recognized over the requisite period or periods that services are rendered.

L.

New Accounting Standards – There are no Accounting Standards Updates expected to have a significant effect on the Company’s consolidated financial position or results of operations.

M.

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

The accounting for uncertain tax positions requires the Company to evaluate each income tax position using a two step process which includes a determination as to whether it is more likely than not that the income tax position will be sustained, based upon technical merit and upon examination by the taxing authorities. At December 31, 2012 and 2011, there were no uncertain tax positions that required accrual.  None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2009 and later remain subject to examination by the IRS and respective states.

N.

Supplemental Disclosure of Non-Cash Activity:

	2012	2011
Newport Coast Securities - value of stock issued on agreement	$ 104,000	$ -
Equiti-trend Advisors, LLC - value of stock issued on agreement	75,000	-
Burnham Hill Consulting - commission not due on cancellation of VC Energy agreement	-	18,000
SAMI - value of stock and warrants issued on public relations agreement	421,300	210,307
Rakgear - value of stock issued on consulting agreement	-	73,000
	$ 600,300	$ 301,307

O.

Segment Information – During 2012, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 2.

Balance Sheet Data

Property and equipment (at cost):

	2012	2011
Buildings and leasehold improvements	$ 290,129	$ 290,129
Equipment	2,734,755	3,169,055
Furniture, fixtures and computers	62,683	63,838
	3,087,567	3,523,022
Less accumulated depreciation	2,093,596	2,195,702
	$ 993,971	$ 1,327,320

Deferred costs:

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company is recording a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For both of the years ended December 31, 2012 and 2011, the charge to earnings was approximately $101,500.

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company is taking a non-cash charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For the years ended December 31, 2012 and 2011, the charge to earnings was approximately $95,200 and $99,200, respectively.

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to SAMI to extend the period of services performed in connection with the December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company will take a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.

In December 2010, the Company executed a Consulting Agreement, with SLD Capital Corporation, or SLD.  The Company engaged SLD to provide business consulting services for a term of eighteen months.  For its services, the Company issued SLD 110,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately $334,000 ratably over an 18-month period starting in December 2010.  For the years ended December 31, 2012 and 2011, the charge to earnings was approximately $99,000 and $223,000, respectively.

In November, 2011, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide business consulting services for a term of one year.  For its services, the Company issued Rakgear 50,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of $73,000 ratably over a 12-month period starting in November 2011.  For the years ended December 31, 2012 and 2011, the charge to earnings was approximately $63,000 and $10,000, respectively.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 2.

Balance Sheet Data (Continued)

In February 2012, the Company issued 15,000 shares of unregistered common stock to Financial Insights, for investor relations services for a three month period.  The Company recorded a non-cash charge to earnings of $19,500 ratably during the subsequent three month period for these shares.  In July 2012, Financial Insights returned all of these shares of common stock to the Company as part of an agreement and the Company reversed this charge to earnings in the third quarter of 2012.

In March 2012, the Company issued 80,000 shares of unregistered common stock to Newport Coast Securities for financial and investor relations services for a three month period.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $104,000 ratably during the subsequent three month period.

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $75,000 ratably through January 2013, the ending date of the agreement.  For the year ended December 31, 2012, the charge to earnings was approximately $60,500.

The following is a summary of Deferred Costs – stock and warrants issued for services as of December 31:

	2012	2011
Deferred costs - Rakgear, Inc., less accumulated
amortization (2012 - $73,000; 2011 - $10,139)	$ -	$ 62,861

Deferred costs - SAMI, less accumulated
amortization (2012 - $401,664; 2011 - $204,931)	609,836	385,269

Deferred costs - Equiti-trend Advisors, less accumulated
amortization (2012 - $60,484; 2011 - $-0-)	14,516	-

Deferred costs - SLD Capital, less accumulated
amortization (2012 - $334,400; 2011 - $235,518)	-	98,882
	$ 624,352	$ 547,012

Intangible and Other Assets, Net:

The following is a summary of Intangible and Other Assets, Net as of December 31:

	2012	2011
Patents and related intangibles, less accumulated
amortization (2012 - $115,127; 2011 - $103,908)	$ 53,362	$ 64,581

Customer list, less accumulated amortization
(2012 - $58,584; 2011 - $55,365)	11,672	7,390

Other	13,935	19,829
	$ 78,969	$ 91,800

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 2.

Balance Sheet Data (Continued)

Accrued liabilities:

	2012	2011
Accrued payroll and employee benefits	$ 31,818	$ 29,062
Sales tax payable	82	-
Deferred compensation payable	38,440	-
Interest payable	11,003	10,735
	$ 81,343	$ 39,797

Note 3.

Pledged Assets, Line-of-Credit and Long-Term Debt

During 2012 the Company renewed the line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at December 31, 2012) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all the Company’s assets (except equipment).  In August 2012, it was renewed with a new maturity date of August 15, 2013.  Two certificates of deposit totaling $141,805 from the Bank are held as a condition of maintaining the line of credit.  At December 31, 2012, the Company had $30,000 of borrowing capacity under the credit facility.

Long-term debt at December 31, 2012 and 2011 is as follows:

	2012	2011
Notes payable - banks	$ 130,044	$ 209,527
Notes payable - equipment vendors	125,872	279,379
Pension plan withdrawal liability	411,294	-
Note payable - stockholder	25,000	-
Convertible debentures, net of discount of $8,184 in 2012 and $24,553 in 2011	446,816	430,447
	1,139,026	919,353
Less current maturities	662,721	367,190
	$ 476,305	$ 552,163

During 2012, the Company borrowed a total of $137,320 from two lenders to purchase insurance policies for general, property and directors & officers’ insurance coverage during the year.  A total of two term notes were issued, ranging from 6% to 6.6% interest for a term not more than one year, monthly payments totaling $14,122 and each are unsecured.  The total amount owed on these notes as of December 31, 2012 was approximately $41,400 and these notes are expected to be paid in full on the applicable maturity date, the last of which is August 2013.

From the beginning of 2006 through 2012, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of December 31, 2012, a total of eight term notes are outstanding, ranging from 6.2% to 10.9% interest for terms ranging three to five years, monthly payments totaling approximately $18,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of December 31, 2012 was approximately $212,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 3.

Pledged Assets, Line-of-Credit and Long-Term Debt (Continued)

In November 2012, the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  The Notice demands a payment of $412,576, payable monthly over 20 years at an interest rate of approximately 2.8% at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.

In December 2012, the Company borrowed $25,000 from a stockholder to provide operating capital.  The Note Payable was for a term of three months at an interest rate of 12%.  In February 2013, the stockholder converted the Note Payable to common stock at the fair market value of the stock at the time of conversion.

In 2009 the Company approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures were issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  The Company has timely paid all accrued interest due to all Debenture holders of record as of each quarter-end date starting in July 2009.  At any time, the Company may redeem all or a part of the Debentures at face value plus unpaid interest.

During 2009 the Company issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013 but are not payable until the 10th business day of July.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of December 31, 2012, the Company held $455,000 of Debentures.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the twelve months ended December 31, 2012 and 2011 was $-0- and $52,326, respectively.

For periods subsequent to June 30, 2011, the Company is required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  Amortization expense for each of the twelve months ended December 31, 2012 and 2011 was $16,368 and $8,184, respectively.

Approximate aggregate maturities of long-term debt for the years ending December 31 are as follows:  2013 - $663,000;  2014 - $75,000;  2015 - $52,000;  2016 - $29,000;  2017 - $18,000.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 4.

Related Party Transactions (Continued)

In August 2011, the Company borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on all four due dates during 2012 and again on January 30, 2013, and is now due April 30, 2013.  The Company expects to extend the Note on or before the due date but pay the Note in full during 2013.

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

Also during 2012 and 2011, the Company paid Terri Kasmoch, the spouse of President and Chief Executive Officer Timothy Kasmoch, as an employee for business development, web site and company media marketing and stock promotion efforts for the Company.  From February 2012 through her ending employment date of October 31, 2012, Ms. Kasmoch participated with the executives of the Company in reducing the payroll paid her by 10% and deferring this to a future date.  Effective November 1, 2012, Ms. Kasmoch resigned from employment from the Company.

During 2011, the Company rented and purchased equipment from, and contracted for, repair services with Tri-State Garden Supply dba Gardenscape, a company owned and managed by the extended family of the Company’s Chief Executive Officer, Timothy Kasmoch.

The following table summarizes these payments for 2012 and 2011 and the balance to each of any monies owed as of December 31, 2012:

Payee	Year	Gross Payroll	Rental, Equipment + Repairs	Total	Account payable bal. at December 31
Terri Kasmoch	2012	$43,333	$-	$43,333	$3,900
Terri Kasmoch	2011	52,000	-	52,000	-
Gardenscape	2011	-	2,714	2,714	-

Note 5.

Equity Transactions

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 5.

Equity Transactions (continued)

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

In April 2012, the Company and VC Energy terminated the remaining agreements in effect, and VC Energy waived certain provisions regarding the remaining warrants held, including the removal of the “down-round” provision, and subsequently assigned those warrants to other, non-VC Energy holders.  As a result, the Company was no longer be required to account for the future changes in the Company’s stock price after the second quarter of 2012, with regards to the warrants previously held by VC Energy.

In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of December 31, 2012, the Company has recorded a liability of $-0- to reflect the fair value of the outstanding warrants and the removal of the “down-round” provision.  However, through the second quarter of 2012, the Company was periodically required to re-measure the fair value of the remaining warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the twelve months ended December 31, 2012 and 2011, the Company recorded a gain of $12,196 and $732,280, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period. which include the gain from the cancellation of 120,000 warrants as a result of the Termination Agreement.

In 2010 through 2012, the Company issued stock warrants and shares of unregistered Common Stock to Strategic Asset Management, Inc., (“SAMI”), as compensation for services rendered by SAMI to the Company under a Financial Public Relations Agreement, effective as of December 15, 2010.  More details of this Agreement are contained in Note 2.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 5.

Equity Transactions (continued)

In November 2011, the Company issued 50,000 shares of unregistered common stock to Rakgear, Inc. for business consulting services.  More details of this Agreement are contained in Note 2.

In February 2012, the Company issued 15,000 shares of unregistered common stock to Financial Insights, for investor relations services.  In July 2012, Financial Insights returned all of these shares of common stock to the Company as part of an agreement.  More details of this Agreement are contained in Note 2.

In March 2012, the Company issued 80,000 shares of unregistered common stock to Newport Coast Securities for financial and investor relations services for a three month period.  More details of this Agreement are contained in Note 2.

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services over a six month period.  More details of this Agreement are contained in Note 2.

During 2011 we sold a total of 70,863 shares of unregistered restricted stock to five non-beneficial owners for total gross cash proceeds of $112,400.  These proceeds were all used for operating expenses.  Simultaneously and subject to the same terms and conditions, we issued a total of 64,263 warrants to two non-beneficial owners to acquire shares of our common stock at a price above the purchase price each owner paid for our common stock, which was the fair market value of the stock on the date of each transaction.  In all instances the shares and the warrants issued and sold were in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Also during 2011, the Convertible Debentures matured, fifteen investors elected to replace their Debentures with new ones, two investors had theirs repaid and one investor converted $50,000 into 25,000 shares of unregistered common stock.  The amount of Debentures outstanding at the end of 2012 and 2011 was $455,000, convertible at $2.00 per share or 227,500 shares.  More details on these transactions can be found in Note 3.

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock may be issued.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2012 and 2011 from the 2010 Plan at the approximate market value of the stock at date of grant, as defined in each of the plans.

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For each of the years ended December 31, 2012 and 2011, this charge was $471,539.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 5.

Equity Transactions (continued)

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

During the year ended December 31, 2012, the Company granted stock options totaling 45,000 shares, for 25,000 and 20,000 shares in April and November, respectively, exclusive of the officers, to all outside directors.  All options granted are for a period of ten years.  The options became fully vested six months after the date of grant, and were priced, pursuant to the 2010 Plan, at $1.12 and $0.88, respectively, for a total expense of approximately $47,000, expensed ratably in 2012 and 2013 over each subsequent six-month period.  More information on these equity transactions is contained in this Form 10-K under Item 10, “Directors, Executive Officers and Corporate Governance”.

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

The following summarizes the stock options activity for the years ended December 31, 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,924,985	$ 2.44	2,273,300	$ 2.67
Granted	45,000	$ 1.01	680,000	$ 1.67
Exercised	(704)	$ 1.42	(515)	$ 1.94
Expired/forfeited during the year	(63,300)	$ 2.50	(27,800)	$ 1.71
Outstanding, end of year	2,905,981	$ 2.42	2,924,985	$ 2.44

Eligible for exercise at end of year	2,519,981	$ 2.32	2,360,985	$ 2.26

Weighted average fair value per option for
options granted during the year	$ 1.01		$ 1.67

Options expected to vest over the life of the Plan	2,905,981		2,924,985

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 5.

Equity Transactions (continued)

The Company records compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes valuation model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate of the option.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the option.

The following assumptions were used to estimate the fair value of options granted:

	Year Ended December 31,
	2012	2011
Expected dividend yield	0.00%	0.00%
Weighted average volatility	2.5%	2.0%
Risk free interest rate	1.6 - 2.0%	2.1 - 3.2%
Expected term (in years)	7	5

In August 2011, an automatic extension of time was granted to certain warrant holders of record of N-Viro International Corporation warrants to exercise their respective warrants.  All other terms of the warrant remained in place, other than the expiration date.

In March 2012, the Company automatically extended the expiration date of the warrants by one (1) year to two warrant holders, Timothy R. Kasmoch, President and CEO of the Company, and, Strategic Asset Management Co, Inc., holders of 50,000 and 120,000 warrants, respectively, and both were extended to March 2013.  Additional information is available in the Form 8-K filed by the Company on March 27, 2012.

In April 2012, the Company modified all Company warrants whose expiration date was before December 31, 2015, by extending that expiration date to December 31, 2015, and to modify all Company warrants, regardless of their expiration date, by reducing the exercise price to $1.00.  All other terms and conditions of each class of warrant remain unchanged.  Additional information is available in the Form 8-K filed by the Company on April 19, 2012.

For all of the extensions, the incremental fair value associated with the extension of the warrant expiration dates has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the accompanying Statement of Stockholders’ Equity (Deficit).  For the years ended December 31, 2012 and 2011, the deemed dividend was $608,610 and $132,642, respectively.

Note 6.

Revenue and Major Customers

For the years ended December 31, 2012 and 2011, the Company’s largest customer accounted for approximately 33% and 22% of our revenues, respectively.  For the years ended December 31, 2012 and 2011, the top three customers accounted for approximately 60% and 55%, respectively, of the Company’s revenues.  Florida operations accounted for approximately 94% and 80% of consolidated revenue during the years ended December 31, 2012 and 2011, respectively.  The accounts receivable balance due (which are unsecured) for these three Florida customers at December 31, 2012 and 2011 was approximately $124,000 and $286,000, respectively.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 6.

Revenue and Major Customers (continued)

The sludge processing agreement with the City of Toledo, Ohio, who was the Company’s largest customer for many years through 2010 and represented approximately 17% of the consolidated revenues in 2011, was not renewed at the end of 2011.  The City of Toledo’s failure to renew that agreement has had a material adverse effect on the Company’s business, financial conditions and results of operations.  Also at the end of 2011, the Company was notified by a Florida customer, Seminole County Utilities, who represented $353,000, or approximately 6% of the 2011 consolidated gross revenue, they were terminating the agreement, effective January 2012.  Another Florida customer, Orange County Utilities, provided approximately $367,000 or 7% of the consolidated gross revenue in 2011, but the agreement began December 2010 and ended March 2011.

Additionally, economic considerations have made the supply of admixtures used in our processes more difficult to acquire due to coal-burning facilities operating less or not at all, primarily from the decrease in natural gas prices in the commercial marketplace.

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

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 7.

Commitments and Contingencies (continued)

The Company’s executive and administrative offices are located in Toledo, Ohio.  Through April 2011, the Company operated under a month to month lease at its former location.  The total rental expense for this former location included in the statements of operations for the year ended December 31, 2011 was approximately $12,800.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the year ending December 31, 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense for this current location included in the statements of operations for the year ended December 31, 2012 and 2011 is approximately $38,600 and $15,600, respectively .  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for the years ended December 31, 2012 and 2011 is $12,000 and $23,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the year ended December 31, 2012 and 2011 is $30,000.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the year ending December 31, 2013 is $48,000 and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the years ended December 31, 2012 and 2011 is $48,000.

The Company also leased processing equipment at its Florida location which began in February 2008 under a three-year lease.  The total rental expense included in the statements of operations for the years ended December 31, 2012 and 2011 is approximately $-0- and $3,900, respectively.  In February 2011, the Company purchased the equipment through a financing arrangement with an equipment leasing company.

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

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 8.

Income Tax Matters

The composition of the deferred tax assets and liabilities at December 31, 2012 and 2011 is as follows:

	2012	2011
Gross deferred tax liabilities:
Property and equipment and intangible assets	($ 48,700)	($ 19,200)
Gross deferred tax assets:
Loss carryforwards	4,795,300	4,350,300
Loss (gain) on market price of derivatives	-	4,100
Section 754 basis step up	85,700	107,100
Allowance for doubtful accounts	30,600	23,800
Other	500	500

Less valuation allowance	(4,863,400)	(4,466,600)

	$ -	$ -

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2012 and 2011 and are as follows:

	2012	2011
Computed "expected" tax credit	($ 557,200)	($ 557,500)
State taxes, net of federal tax benefit	-	-
(Decrease) increase in income taxes resulting from:
Change in valuation allowance	396,800	171,800
Nondeductible stock options and warrants	174,800	568,400
Derivative adjustment - permanent	-	(205,400)
Other	(14,400)	22,700

	$ -	$ -

The net operating losses available at December 31, 2012 to offset future taxable income total approximately $14,100,000 and expire principally in years 2018 - 2032.  Approximately $435,000 will expire if not used to offset taxable income for the 2013 tax year.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

•

Level 3 – Inputs are unobservable inputs based on the Company’s own assumptions.

The following table summarizes the basis used to measure assets and liabilities at fair value on a recurring basis in the balance sheet:

	Level 1	Level 2	Level 3	Total

	as of December 31, 2012
Warrants	-	-	-	-

	as of December 31, 2011
Warrants	-	-	($12,196)	($12,196)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 assets for the year ended December 31, 2012:

Balance, beginning of year	($12,196)

Gain on market price change of warrants issued	12,196

Balance, end of year	$ -0-

Note 10.

Subsequent Events

In January 2013, the Company extended the $200,000 Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, for an additional three months.  Additional details of this Note are provided in Note 4, Related Party Transactions.

In January 2013, the Company contracted with Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services to be performed for six months, and issued 70,000 shares of unregistered common stock.  To reflect the entire value of the stock issued, the Company expects to take a non-cash charge to earnings of $70,000 ratably over the subsequent six months through July 2013, the ending date of the agreement.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 10.

Subsequent Events (continued)

In December 2012, the Company borrowed $25,000 from a stockholder to provide operating capital.  The Note Payable was for a term of three months at an interest rate of 12%.  In February 2013, the stockholder converted the Note Payable to common stock at the fair market value of the stock at the time of conversion.

In April 2013, the Company issued 150,000 shares of unregistered common stock and 150,000 warrants to purchase unregistered common stock to Rakgear, Inc., for financial consulting services to be performed for one year.  To reflect the entire value of the stock and warrants issued, the Company expects to take a non-cash charge to earnings of approximately $488,000 ratably over the subsequent 12 months through March 2014, the ending date of the agreement.

In February 2013, the Company’s Board of Directors received a letter from counsel on behalf of one of our stockholders, demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the interplay between the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  The Special Committee and the Board anticipate the process of reviewing the awards will be complete in April or May 2013, and a satisfactory resolution will be reached avoiding any potential legal proceedings.  If the stockholder elects to proceed even after the Special Committee and the Board conclude the process outlined above, in that instance the Company would vigorously defend against such action.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2012 for the reasons described below.

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

During the quarter ended December 31, 2012, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

Currently the Board is currently composed of three Class I Directors: Carl Richard, Joseph H. Scheib and Mark D. Hagans; and three Class II Directors: James H. Hartung, Timothy R. Kasmoch and Thomas L. Kovacik (whose terms will expire upon the election and qualification of directors at the annual meetings of stockholders to be held in 2013 and 2014, respectively).  At each annual meeting of stockholders, directors will be elected for a full term of two years to succeed those directors whose terms are expiring.

The following table sets forth the names and ages of our directors.

Name	Age	Position
Mark D. Hagans	46	Class I Director*
James H. Hartung	70	Class II Director, Chairman of the Board
Timothy R. Kasmoch	51	Class II Director, President and Chief Executive Officer
Thomas L. Kovacik	65	Class II Director
Carl Richard	86	Class I Director*
Joseph H. Scheib	56	Class I Director*

_____________

* Directors with terms expiring in 2013.

Mark D. Hagans is an attorney and partner with the law firm of Plassman, Rupp, Hagans & Newton, of Archbold, Ohio, and his practice focuses on corporation, taxation and banking law.  Mr. Hagans serves on numerous Boards of directors, including the Fulton County Health Center, where he is presently the Treasurer and chair of the Finance Committee.  Mr. Hagans earned his law degree from the University of Toledo.  Mr. Hagans has served as our director since December 2006 and is a member of the Board's Audit, Finance and Technology Committees.  Mr. Hagans’ experience as a lawyer and businessman enables him to bring valuable resources to the Board.

James H. Hartung is the former President and Chief Executive Officer of the Toledo-Lucas County (Ohio) Port Authority, a position he held from 1994 until 2008.  Mr. Hartung has served as our Director since January 2006 and is a member of the Board's Compensation and Nominating Committees.  Mr. Hartung presently also serves as the Chairman of the Board/Executive Vice-President at Seasnake World Wide Marketing LLC, a marketing concern commercializing the Seasnake shipping system for the marine transportation of liquid, dry bulk, break-bulk and inter-modal container cargo; and is actively engaged in maritime/economic development consulting in domestic and international markets for Port Development Solutions, LLC, where he serves as Managing Director/Partner.  Mr. Hartung’s qualifications to serve as a director and our Chairman of the Board consist of several years experience as a businessman, as an organizational leader and community organizer, and in dealings with local government and related agencies that enable him to bring valuable insights to the Board.

Timothy R. Kasmoch has been our President and Chief Executive Officer since February 2006 and a director since January 2006.  Previously, Mr. Kasmoch held various positions including Vice President of a privately held soil management company, that provided trucking and equipment services to us in the past, where he led the composting division to extract the highest value possible from organic feedstock into marketable products for the lawn and garden industry and helped them achieve record expansion in the 1990’s.  Mr. Kasmoch pursued the acquisition of an international soil mining company and as their President, focused on creating value through continuous improvements that balanced financial measures with quality and customer service.  Mr. Kasmoch is a member of the Board’s Finance and Technology Committees.  His qualifications to serve as our director consist of being active in the area of soil management and conservation for over twenty years and bringing extensive experience in environmental management, operations and strategic planning.  He is the only “insider” on the Board and strongly encourages open communication with all Company stakeholders.

Thomas L. Kovacik is the Executive Director of Transportation Advocacy Group of Northwest Ohio (“TAGNO”), a strategic planning organization working with local and Ohio transportation and economic development officials, and the President of Kovacik Consulting, a business consulting company.  Mr. Kovacik was previously employed by us from 1992 to 1995 as President of Great Lakes N-Viro, at the time one of our divisions.  Mr. Kovacik has also held various positions with local government, including Chief Operating Officer and Safety Director for the City of Toledo, utilities and environmental companies, and earned a masters degree from Bowling Green State University in Geochemistry.  Mr. Kovacik has served as our Director since December 2006, and is a member of the Board’s Compensation and Technology Committees.  Mr. Kovacik’s qualifications to serve as a director of the Company consist of his experience in the environmental, government and utilities industries, and his prior position with us as a divisional president.  His strength in strategic planning and transactional experience offers a unique perspective to the Board.

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

Joseph H. Scheib has been the Controller for Verity Financial Group, Inc., a holding company for Verity Asset Management, Inc. and Verity Investments, Inc., a Registered Investment Advisor and a Registered Broker-Dealer, respectively, since June 2011.  Mr. Scheib was the Chief Financial Officer of Broad Street Software Group, a comprehensive software technology company located in Edenton, North Carolina, a position he held from 2003 until 2010.  From May 2000 until February 2003, Mr. Scheib was the Financial Operation Principal/Compliance Officer of Triangle Securities, LLC of Raleigh, North Carolina, an asset management, brokerage and investment banking firm.  Mr. Scheib is a graduate of East Carolina University with a degree in accounting.  Mr. Scheib has served as our Director since December 2004, and is a member of the Board’s Audit, Finance and Nominating Committees.  Mr. Scheib’s qualifications to serve as a director of the Company consist of his strong financial and asset management experience and serving the Company in a financial oversight role as the Chair of the Audit Committee.  Given his extensive knowledge and experience in finance, Mr. Scheib has been determined to be an audit committee financial expert by the Board.

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

Meetings of the Board of Directors

Our Board held six meetings during 2012, consisting of two regular meeting and four special meetings.  Each director attended 100% of the aggregate number of meetings held by the Board of Directors and the Committees of the Board of Directors on which he served, except Mr. Scheib who did not attend one of the regular Board meetings.  It is the policy of the Company that members of the Board attend the annual stockholder meeting.  Failure to attend the annual stockholder meeting without good reason is a factor the Nominating Committee and Board will consider in determining whether or not to renominate a current Board member.  All members of the Board serving at the time attended the 2012 Annual Meeting, except Mr. Scheib.

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

Board Independence

Although we are not subject to the listing requirements of any stock exchange, we are committed to a board in which a majority of our members consist of independent directors, as defined under the NASDAQ rules.  The Board has reviewed the independence of its members, applying the NASDAQ standards and considering other commercial, legal, accounting and familial relationships between the directors and us.  The Board has determined that all of the directors and director nominees are independent other than Mr. Kasmoch, who is not an independent director by virtue of his current position as our President and Chief Executive Officer.

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board.  A copy of the Code of Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K for the year ended December 31, 2012, and is posted on our web site at www.nviro.com.

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

The Audit Committee recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities.  During 2012, the Audit Committee met two times.  The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2013.  The Audit committee is governed by a written charter, a copy of which was attached to the Proxy Statement for our annual meeting held on June 8, 2007.

Compensation Committee

The Compensation Committee determines officers’ salaries and bonuses and administers the grant of stock options pursuant to our stock option plans.  The Compensation Committee does not have a written charter.  The Compensation Committee consisted of Messrs. Kovacik and Hartung.  The Compensation Committee met two times during 2012.

The Board has determined that all of the members of the committee are “independent” as determined under the NASDAQ standards.

Finance Committee

The Finance Committee, consisting of Messrs. Hagans, Kasmoch and Scheib, assists in monitoring our cash flow requirements and approves any internal or external financing or leasing arrangements.  The Finance Committee does not have a written charter.  The Finance Committee met one time during 2012.

Nominating Committee

The Nominating Committee, consisting of Messrs. Scheib, Richard and Hartung, considers and recommends to the Board qualified candidates for election as Board members, and establishes and periodically reviews criteria for selection of directors.  The Nominating Committee does not have a written charter.  The Nominating Committee met one time during 2012.

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

The Nominating Committee will consider all stockholder recommendations of proposed director nominees, if such recommendations are timely received under applicable SEC regulations and include all of the information required to be included as set forth in the By-Laws.  To be considered “timely received,” recommendations must be received in writing at our principal executive offices, at N-Viro International Corporation, 2254 Centennial Road, Toledo, OH  43617, Attention: Chairman, Nominating Committee, c/o James K. McHugh, Corporate Secretary, no later than February 20, 2014.

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

Compensation of Directors

Our Board of Directors has approved the payment of cash compensation to non-employee directors in exchange for their service on the Board.  The amount of cash compensation to be received by each non-employee director is $1,000 per regular meeting attended during each calendar year, and $500 per special meeting attended.  Our Board of Directors generally has two meetings per calendar year.  The Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees thereof.  During 2012, the Board voluntarily waived the cash compensation for the regular and the special meetings, but received unregistered common stock in lieu of cash for attendance at the regular meetings.

Under our current stock option plan, the N-Viro International Corporation 2010 Stock Option Plan (“2010 Plan”), each non-employee Director automatically receives a grant of options to purchase 5,000 shares of Common Stock for each regular meeting attended, and an option to purchase 2,500 shares of Common Stock for each special meeting attended, subject to a maximum of 30,000 options in any calendar year.  During 2012, the Board voluntarily waived the grant of options for all of the special meetings.

Directors who are our employees do not receive any additional compensation for serving as Directors.  Directors who are our consultants do not receive any additional cash compensation for serving as Directors, but do receive stock options per the provisions of the 2010 Plan.

See “Certain Relationships and Related Transactions” for additional compensation to directors.

DIRECTOR COMPENSATION

	Fees	Fees		Non-Equity	Non-Qualified	Non-Qualified
	Earned or	Earned or		Incentive	Incentive	Deferred	All
	Paid in	Paid in	Option	Plan	Plan	Compensation	Other
Name	Cash	Stock (1)	Awards	Compensation	Compensation	Earnings	Compensation	Total
Joseph Scheib	$ -	$ 1,000	$ 5,990	-	-	-	-	$ 6,990
Carl Richard	-	2,000	10,288	-	-	-	-	12,288
James Hartung	-	2,000	10,288	-	-	-	-	12,288
Mark Hagans	-	2,000	10,288	-	-	-	-	12,288
Thomas Kovacik	-	2,000	10,288	-	-	-	-	12,288
Timothy Kasmoch	-	-	-	-	-	-	-	-
	$ -	$ 9,000	$ 47,142	$ -	$ -	$ -	$ -	$ 56,142

(1)	Represents $1,000 per regular meeting attended, paid in unregistered common stock at the equivalent value.

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

Name	Age	Position
Timothy R. Kasmoch	51	President and Chief Executive Officer
Robert W. Bohmer	43	Executive Vice-President and General Counsel
James K. McHugh	54	Chief Financial Officer, Secretary and Treasurer

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC.  Copies of all filed reports are required to be furnished to us pursuant to Section 16(a).  Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2012, with the following exceptions:

Mark Hagans was late filing a Form 4 (Statement of Changes of Beneficial Ownership of Securities) in connection with two separate sales of Common Stock on the open market that occurred between May 15 and May 18, 2012.  The Form 4 was filed on May 22, 2012.

Carl Richard was late filing a Form 4 in connection with two separate purchases of Common Stock on the open market that occurred between November 28 and November 30, 2012.  The Form 4 was filed on December 4, 2012.

Item 11.

Executive Compensation

Compensation of Executive Officers

The following table presents the total compensation paid to our Chief Executive Officer, Executive Vice President and Chief Financial Officer during 2012 and 2011.  There were no other executive officers who were serving at the end of 2012 or 2011 and whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary (3)	Bonus	Awards (4)	Awards (5)	Compensation	Earnings	Compensation	Total

Timothy R. Kasmoch	2012	$150,000	$ -	$ -	$249,015	$ -	$ -	$53,533	$ 452,548
President and CEO (1)	2011	150,000	-	27,233	969,115	-	-	57,525	1,203,873

Robert W. Bohmer	2012	150,000	-	-	169,542	-	-	-	319,542
Exec. VP and Gen'l Counsel	2011	150,000	-	27,233	169,542	-	-	-	346,775

James K. McHugh	2012	125,000	-	-	52,982	-	-	399	178,381
Chief Financial Officer (2)	2011	125,000	-	27,233	52,982	-	-	399	205,614

(1)

For the “All Other Compensation” column, Mr. Kasmoch’s spouse was compensated in cash as an employee during 2012 and 2011 for $43,333 and $52,000, respectively, until her resignation effective October 31, 2012.  Additionally, Mr. Kasmoch was compensated in cash for the use of his personal vehicle for $10,200 and $5,525 for 2012 and 2011, respectively.  Approximately 10% of the 2012 amounts for both Mr. and Mrs. Kasmoch have been deferred and are expected to be paid in 2013.

(2)

For the “All Other Compensation” column, Mr. McHugh is taxed on the imputed benefit of a life insurance policy that benefits his personal beneficiary for one-half the face value of the policy and N-Viro International Corporation for the other one-half.

(3)

Starting in February 2012, all officers listed, in addition to Mr. Kasmoch’s spouse, voluntarily deferred 10% of their gross salary.  In December 2012, each officer elected to be paid approximately $2,500 of their deferred balance in unregistered common stock of the Company.  The balance of deferred compensation continues to be accrued and is expected to be paid in 2013.

(4)

The amounts included in the Stock Awards column include the aggregate fair value of stock warrants granted in 2011 computed in accordance with FASB ASC Topic 718.  We use the Black-Scholes model to measure the grant date fair value of stock warrants.

(5)

The amounts included in the Option Awards column include the aggregate fair value of options granted and/or expensed in the fiscal year computed in accordance with FASB ASC Topic 718.  We continue to use the Black-Scholes model to measure the grant date fair value of stock options.  For a discussion of the valuation assumptions used to value the options, see Note 5 to our Consolidated Financial Statements included in this annual report on Form 10-K for the fiscal year ended December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS
								Equity	Equity
			Equity					Incentive	Incentive
			Incentive					Plan Awards:	Plan Awards:
			Plan				Market	# Unearned	Market or
	# of	# of	Awards:			# of	Value of	Shares,	Payout Value
	Securities	Securities	# Securities			Shares or	Shares or	Units or	of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	Other Rights	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	or Other Rights
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Not	That Have
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested ($)	Vested	Not Vested ($)
Timothy R. Kasmoch	250,000	-	-	$ 2.00	12/30/16	-	$ -	-	$ -
Timothy R. Kasmoch	2,500	-	-	$ 1.70	2/15/16	-	$ -	-	$ -
Timothy R. Kasmoch	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
Timothy R. Kasmoch	243,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
Timothy R. Kasmoch	376,000	94,000	-	$ 3.27	3/18/20	-	$ -	-	$ -
Timothy R. Kasmoch	500,000	-	-	$ 1.63	8/10/21

Robert W. Bohmer	100,000	-	-	$ 2.80	6/13/17	-	$ -	-	$ -
Robert W. Bohmer	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
Robert W. Bohmer	168,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
Robert W. Bohmer	256,000	64,000	-	$ 3.27	3/18/20	-	$ -	-	$ -

James K. McHugh	12,000	-	-	$ 2.10	11/11/14	-	$ -	-	$ -
James K. McHugh	50,000	-	-	$ 2.00	12/31/16	-	$ -	-	$ -
James K. McHugh	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
James K. McHugh	68,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
James K. McHugh	80,000	20,000	-	$ 3.27	3/18/20	-	$ -	-	$ -

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

Equity Compensation Plan Information

We maintain three stock option plans (two are able to issue new grants) for directors, executive officers and key employees or outside subcontractors.  The most recent plan (“2010 Plan”) was approved by the stockholders in August 2010.  The 2010 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options for up to a maximum of 5,000,000 shares of Common Stock.  For all of the plans, the total number of options granted and outstanding as of March 25, 2013 was 2,905,981, and the number of options available for future issuance was 4,355,275.  Currently, all of the plans are administered by the Board of Directors via a committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We had outstanding 6,765,611 shares of Common Stock, $.01 par value per share, or the Common Stock, on March 25, 2013, which constitutes the only class of our outstanding voting securities.

Five Percent Stockholders

As of March 25, 2013, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock
Common Stock	Cooke Family Trust 90 Grande Brook Circle, #1526 Wakefield, Rhode Island 02879	627,717 (1)	9.3%
Common Stock	VC Energy I, LLC 3900 Paradise Road, Suite U Las Vegas, NV 89169	800,000 (2)	11.2%
Common Stock	Joseph Giulii 7030 Cardin Road Philadelphia, PA 19128	427,672 (3)	6.3%

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

3.

The shares attributed to Joseph Giulii include 362,672 shares owned beneficially and 65,000 in Common Stock warrants exercisable to purchase an equal number of shares of Common Stock.  This information was derived from the Schedule 13G filed on January 17, 2013.

Security Ownership of Management

The following table sets forth, as of March 25, 2013, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group.  Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 6,765,611 shares of Common Stock outstanding on the record date.  Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock warrants or stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	[1]	Percent of Class
Common Stock	Mark D. Hagans	106,054	[2]	1.54%
Common Stock	James H. Hartung	122,779	[3]	1.78%
Common Stock	Timothy R. Kasmoch	1,577,878	[4]	19.17%
Common Stock	Thomas L. Kovacik	114,529	[5]	1.67%
Common Stock	Carl Richard	464,873	[6]	6.63%
Common Stock	Joseph H. Scheib	313,653	[7]	4.52%
Common Stock	Robert W. Bohmer	575,388	[8]	7.84%
Common Stock	James K. McHugh	272,450	[9]	3.88%
Common Stock	All directors and executive officers as a group (8 persons)	3,547,604	[10]	36.20%

1.

Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

2.

Represents 6,869 shares of Common Stock owned by Mr. Hagans, 79,185 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.88 to $3.90 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

3.

Represents 3,843 shares of Common Stock owned by Mr. Hartung, 88,046 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.88 to $3.90 per share and 30,890 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

4.

Represents 103,378 unregistered shares and 8,000 registered shares of Common Stock owned by Mr. Kasmoch, 70,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share and 1,396,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.63 to $3.27 per share.

5.

Represents 3,029 shares of Common Stock owned by Mr. Kovacik, 91,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.88 to $3.90 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

6.

Represents 222,434 shares of Common Stock owned by Mr. Richard, 100,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 142,439 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

7.

Represents 143,103 shares of Common Stock owned by Mr. Scheib, 96,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 74,300 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

8.

Represents 6,388 shares of Common Stock owned by Mr. Bohmer, 549,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.94 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

9.

Represents 17,450 shares of Common Stock owned by Mr. McHugh, 235,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.94 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

10.

Represents 514,494 shares of Common Stock owned by the directors and officers, 2,635,481 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and a total of 397,629 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

Item 13.

Certain Relationships and Related Transactions and Director Independence

During 2012 and 2011, we paid Terri Kasmoch, the spouse of President and Chief Executive Officer Timothy Kasmoch, as an employee for business development, web site and company media marketing and stock promotion efforts for the Company.  For more detail, see Footnote 4 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K.

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

Audit services of UHY LLP (“UHY”) included the audit of our annual financial statements for 2012 and 2011, and services related to quarterly filings with the SEC through the reporting period ended September 30 in each of those years.  Fees for these services totaled approximately $69,400 for 2012 and $68,500 for 2011.

Audit Related Fees

There were no fees billed for the years ended December 31, 2012 and December 31, 2011 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

There were no fees billed for the years ended December 31, 2012 and December 31, 2011 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ended December 31, 2012 and December 31, 2011 for assistance on accounting related matters.

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

10.6

The N-Viro International Corporation Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed May 14, 2008).*

10.7

The N-Viro International Corporation Second Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed July 13, 2009).*

10.8

The N-Viro International Corporation 2010 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed June 23, 2010).*

14.1

Code of Ethics of the Company.

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

Dated: April 16, 2013

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

Dated: April 16, 2013

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

39