Form 10-Q
period 2013-03-31
N-VIRO INTERNATIONAL CORP
filed 2013-05-20
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

As of May 14, 2013, 6,919,456 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2013	2012

REVENUES	$783,204	$988,835

COST OF REVENUES	938,913	850,019

GROSS PROFIT (LOSS)	(155,709)	138,816

OPERATING EXPENSES
Selling, general and administrative	501,820	488,552

OPERATING LOSS	(657,529)	(349,736)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	60,755	-
Interest income	375	195
Gain on market price changes of warrants issued	-	4,821
Amortization of discount on convertible debentures	(4,092)	(4,092)
Interest expense	(25,389)	(20,309)
	31,649	(19,385)

LOSS BEFORE INCOME TAXES	(625,880)	(369,121)

Federal and state income taxes	-	-

NET LOSS	($625,880)	($369,121)

Basic and diluted loss per share	($0.09)	($0.06)

Weighted average common shares outstanding - basic and diluted	6,596,167	6,090,145

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 22,075	$ 52,625
Restricted	209,320	209,181
Receivables, net:
Trade, net of allowance for doubtful accounts of
$90,000 at March 31, 2013 and December 31, 2012	266,779	283,380
Other	17,418	17,182
Prepaid expenses and other assets	33,527	78,849
Deferred costs - stock and warrants issued for services	302,239	343,480
Total current assets	851,358	984,697

PROPERTY AND EQUIPMENT, NET	940,771	993,971

INTANGIBLE AND OTHER ASSETS, NET	314,263	359,841

TOTAL ASSETS	$ 2,106,392	$ 2,338,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 102,747	$ 188,902
Note payable - related party	200,000	200,000
Convertible debentures, net of discount	450,908	446,816
Line of credit	310,000	370,000
Accounts payable	773,172	597,426
Pension plan withdrawal liability	27,003	27,003
Accrued liabilities	106,127	81,343
Total current liabilities	1,969,957	1,911,490

Long-term debt, less current maturities	77,664	92,014
Pension plan withdrawal liability - long-term	382,677	384,291

Total liabilities	2,430,298	2,387,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2013 and 2012	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 6,889,111 in 2013 and 6,664,087 in 2012	68,891	66,641
Additional paid-in capital	29,157,627	28,630,416
Accumulated deficit	(28,865,534)	(28,061,453)
	360,984	635,604
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' deficit	(323,906)	(49,286)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,106,392	$ 2,338,509

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2013	2012

NET CASH USED IN OPERATING ACTIVITIES	($13,952)	($3,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Increases from restricted cash	(139)	(187)
Proceeds from the sale of property and equipment	-	91,211
Increase to note receivable	(236)	-
Expenditures for intangibles and other assets	-	(7,500)
Purchases of property and equipment	(4,628)	(2,500)
Net cash provided (used) in investing activities	(5,003)	81,024

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock warrants exercised	123,910	-
Proceeds from stock options exercised	-	985
Net repayments on line of credit	(60,000)	-
Principal payments on long-term obligations	(75,505)	(108,588)
Net cash used in financing activities	(11,595)	(107,603)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,550)	(30,129)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	52,625	44,498

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$ 22,075	$ 14,369

Supplemental disclosure of cash flows information:
Cash paid during the three months ended for interest	$ 27,682	$ 27,843

Non-cash investing and financing activities:
During the three months ended March 31, 2013, the Company issued common stock with a fair value of $70,000 as part of a consulting contract.

During the three months ended March 31, 2013, the Company issued common stock with a fair value of $3,600 as part of a consulting contract.

During the three months ended March 31, 2013, the Company issued common stock with a fair value of $25,000 as part of debt refinancing.

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the three months ended March 31, 2013 may not be indicative of the results of operations for the year ending December 31, 2013.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2012.

The financial statements are consolidated as of March 31, 2013, December 31, 2012 and March 31, 2012 for the Company.  All intercompany transactions were eliminated.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  There have been no changes in the selection and application of significant accounting policies and estimates disclosed in “Item 8 – Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,119,000 at March 31, 2013, and has incurred negative cash flow from operating activities for the three months ended March 31, 2013.  Moreover, the Company’s line of credit expires in August 2013 and the Company has minimal borrowing availability under the line of credit.  The Company has borrowed money from third parties and a related party and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  In 2012 the Company modified all outstanding common stock warrants at that time to reduce their weighted average exercise price of $2.00 per share to $1.00 per share for all warrants, and in 2013 further modified all outstanding warrants to enhance their exercisability.  In addition, the Company’s operations in Florida, which now represent approximately 98% of the Company’s revenue, could be suspended temporarily or permanently by its landlord for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  The Company considers its relationship with the landlord to be satisfactory overall, and is working to improve this relationship in the future.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Long-Term Debt and Line of Credit

During the first quarter of 2013, the Company had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at March 31, 2013) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all assets (except equipment) of the Company.  In August 2012 it was renewed with a new maturity date of August 15, 2013.  Two certificates of deposit totaling $141,874 from the Bank are held as a condition of maintaining the line of credit.  At March 31, 2013, the Company had $90,000 of borrowing capacity under the credit facility.

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

In 2011 the Company borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on all four due dates during 2012 and again on January 30 and April 30, 2013, and is now due July 30, 2013.  The Company expects to extend the Note on or before the due date but pay the Note in full during 2013.

From the beginning of 2006 through first quarter 2013, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of March 31, 2013, a total of six term notes are outstanding, ranging from 6.2% to 8.8% interest for terms ranging three to five years, monthly payments totaling approximately $15,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of March 31, 2013 was approximately $165,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 the Company issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013 but are not payable until the 10th business day of July.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of March 31, 2013, the Company held $455,000 of Debentures.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the three months ended March 31, 2013 and 2012 was zero.

For periods subsequent to June 30, 2011, the Company is required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  Amortization expense for each of the three months ended March 31, 2013 and 2012 was $4,092.

Note 3.

Commitments and Contingencies

In February 2013, the Company’s Board of Directors received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  The Special Committee and the Board finished reviewing the awards in May 2013, sent a letter in reply to the Counsel letter and anticipate a satisfactory resolution will be reached with the stockholder, avoiding any potential legal proceedings.  If the stockholder elects to proceed even after analyzing the reply of the Special Committee and the Board, in that instance the Company would vigorously defend against such action.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the year ending December 31, 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense included in the statements of operations for the three months ended March 31, 2013 and 2012 is approximately $10,200 and $9,300, respectively.  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2013 and 2012 is $3,000.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2013 and 2012 is $7,500.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the year ending December 31, 2013 is $48,000 and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2013 and 2012 is $12,000.

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

Note 4.

New Accounting Standards

Accounting Standards Updates not effective until after March 31, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 5.

Segment Information

During 2010, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 6.

Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For the three months ended March 31, 2013 and 2012 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

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

In August 2011, the Company and VC Energy signed a Termination Agreement and terminated the License and Development Agreement dated June 29, 2010, the Promissory Note dated September 15, 2010 and the Escrow Agreement dated September 15, 2010.  Included in these agreements was VC Energy’s option to purchase the unpaid balance of 120,000 shares of the Company’s common stock for $300,000.  All other agreements between the Company and VC Energy remained in force, except to the extent the provisions contained in them are inconsistent with the terms and conditions of the Termination Agreement.  In September 2011, the Company cancelled the 120,000 shares of common stock that were returned by operation of the Termination Agreement.

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

In both the VC Energy Agreements and the Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of March 31, 2013, the Company has recorded a liability of $-0- to reflect the fair value of the outstanding warrants and the removal of the “down-round” provision.  However, through the second quarter of 2012, the Company was periodically required to re-measure the fair value of the remaining warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the three months ended March 31, 2013 and 2012, the Company recorded a gain of $-0- and $4,800, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period.

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company is recording a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For each of the three months ended March 31, 2013 and 2012, the charge to earnings was approximately $25,400.

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company is taking a non-cash charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For each of the three months ended March 31, 2013 and 2012, the charge to earnings was approximately $23,800.

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to SAMI to extend the period of services performed in connection with the December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company will take a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  For the three months ended March 31, 2013 the charge to earnings was approximately $57,000.

In December 2010, the Company executed a Consulting Agreement, with SLD Capital Corporation, or SLD.  The Company engaged SLD to provide business consulting services for a term of eighteen months.  For its services, the Company issued SLD 110,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately

$334,000 ratably over an 18-month period starting in December 2010.  For the three months ended March 31, 2013 and 2012, the charge to earnings was approximately $-0- and $55,700, respectively.

In November, 2011, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide business consulting services for a term of one year.  For its services, the Company issued Rakgear 50,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of $73,000 ratably over a 12-month period starting in November 2011.  For the three months ended March 31, 2013 and 2012, the charge to earnings was approximately $-0- and $18,000, respectively.

In February 2012, the Company issued 15,000 shares of unregistered common stock to Financial Insights, for investor relations services for a three month period.  The Company recorded a non-cash charge to earnings of $19,500 during the three months ended March 31, 2012 for these shares.  In July 2012, Financial Insights returned all of these shares of common stock to the Company as part of an agreement and the Company reversed this charge to earnings in the third quarter of 2012.

In March 2012, the Company issued 80,000 shares of unregistered common stock to Newport Coast Securities for financial and investor relations services for a three month period.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $104,000 ratably during the subsequent three month period.  For the three months ended March 31, 2013 and 2012, the charge to earnings was approximately $-0- and $34,700, respectively

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $75,000 ratably through January 2013, the ending date of the agreement.  For the three months ended March 31, 2013 the charge to earnings was approximately $14,500.

In December 2012, the Company borrowed $25,000 from a stockholder to provide operating capital.  The Note Payable was for a term of three months at an interest rate of 12%.  In February 2013, the stockholder converted the Note Payable to 24,760 shares of common stock, priced at the fair market value of the stock at the time of conversion.

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services to be performed over a six month period.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $70,000 ratably through July 2013, the ending date of the agreement.  For the three months ended March 31, 2013 the charge to earnings was approximately $14,500.  A copy of this agreement is included in this Form 10-Q as Exhibit 10.1.

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

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company is taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For each of the three months ended March 31, 2013 and 2012 this charge was $117,900.

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

In March 2012, the Board of Directors approved a plan to automatically extend to two holders of Company warrants the expiration date of the warrants by one (1) year.  All other terms and conditions of each warrant remain unchanged.  The two holders are Timothy R. Kasmoch, President and CEO of the Company, and, Strategic Asset Management Co, Inc., holders of 50,000 and 120,000 warrants, respectively, and extended to March 22, 2013 and March 26, 2013, respectively.  The incremental fair value associated with the extension of the warrant expiration dates was determined using the Black-Scholes model and was recorded as a deemed dividend to common stockholders in the Statement of Stockholders’ Equity.  For the three months ended March 31, 2012, the deemed dividend was $105,329.  Additional information is available in the Form 8-K filed by the Company on March 27, 2012.

In February 2013, the Board of Directors approved a plan to modify all Company warrants by offering any warrant holder who exercises a “replacement warrant”.  All other terms and conditions of all outstanding warrants remain unchanged.  In February and March 2013, five warrant holders exercised a total of 127,264 warrants at $1.00 and were issued a total of 127,264 shares of unregistered common stock and 127,264 replacement warrants.  All of the proceeds from the exercises were used in operations.  The incremental fair value associated with the exercises and concurrent issuances of replacement warrants was determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the Statement of Stockholders’ Equity, for $178,200.

Note 10.

Income Tax

For the three months ended March 31, 2013 and 2012, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 11.

Subsequent Events

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

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This 10-Q contains statements that are forward-looking.  We caution that words used in this document such as “expects,” “anticipates,” “believes,” “may,” and “optimistic,” as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.  These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from the results described in those statements.  There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including:  (i) a deterioration in economic conditions in general;  (ii) a decrease in demand for our products or services in particular;  (iii) our loss of a key employee or employees;  (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services;  (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2012 under the caption "Risk Factors."   This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved.  All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement .

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

We operate a biosolids processing facility located in Volusia County, Florida.  This facility produces the N-Viro SoilTM agricultural product, and provides us with working and development capital.  Until November 2011 we operated a similar facility for a period in excess of 20 years in Toledo, Ohio, but our 2011 contract was not renewed.  Our goal is to continue to operate the Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

From the start-up in April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  In September 2011 an initial 10% substitution for coal test was performed at a western Pennsylvania power generator.

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

Thereafter we intend to migrate this mobile system and make it available for use to demonstrate the N-Viro Fuel process to other municipalities and provide required test fuel quantities for power companies throughout the United States.  We expect this mobile system to be a key component in developing N-Viro Fuel™ facilities for several years to come.

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

Total revenues were $783,000 for the quarter ended March 31, 2013 compared to $989,000 for the same period of 2012.  The net decrease in revenue is due primarily to a decrease in the service fees for the management of alkaline admixture.  Our cost of revenues increased to $939,000 in 2013 from $850,000 for the same period in 2012, and the gross profit margin decreased to negative 22% for the quarter ended March 31, 2013, from 14% for the same period in 2012.  This decrease in gross profit margin was primarily the result of increased costs of revenues at the Florida operation.  Operating expenses increased for the quarter ended March 31, 2013 over the comparative prior year period, and Nonoperating income (expense) showed an increase from the first quarter of 2012 to 2013.  These changes collectively resulted in a net loss of $626,000 for the quarter ended March 31, 2013 compared to a net loss of $369,000 for the same period in 2012, an increase in the loss of $257,000.

Comparison of Three Months Ended March 31, 2013 with Three Months Ended March 31, 2012

Our overall revenue decreased $206,000, or 21%, to $783,000 for the three months ended March 31, 2013 from $989,000 for the three months ended March 31, 2012.  The net decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $30,000 from the same period ended in 2012;

b)  Revenue from the service fees for the management of alkaline admixture decreased $201,000 from the same period ended in 2012, and

c)  Our processing revenue, including facility management revenue, showed a net increase of $26,000 over the same period ended in 2012.

Our gross profit decreased $295,000, or 212%, to a negative $156,000 for the three months ended March 31, 2013 from $139,000 for the three months ended March 31, 2012, and the gross profit margin increased to negative 20% from 14% for the same periods.  The decrease in gross profit margin is primarily the result of increased costs to truck sludge to process with our Florida operation, which was transported by our subsidiary and third-party vendors at an increased cost to approved off-site disposal locations.  These costs were incurred due to unprecedented and lengthy outages at the sources of the alkaline admixture required for the N-Viro process during the quarter, and the need to continue to serve our customers.  We therefore incurred greater costs to process and concurrently received lower alkaline admixture revenue for the duration of the supply shortages.  The disruption in alkaline admixture supply began to abate in late March 2013.

Our operating expenses increased $13,000, or 3%, to $502,000 for the three months ended March 31, 2013 from $489,000 for the three months ended March 31, 2012.  The increase was primarily due to a decrease in the gain on the sale of fixed assets of $65,000 and an increase of $9,000 in director costs, offset by a decrease of $29,000 in payroll and related costs and a decrease of $28,000 in consulting fees and expenses.  Of the total net decrease of $48,000 in director, employee related and consulting costs, $18,000 were non-cash costs.  Therefore, for the three months ended March 31, 2013, actual cash outlays in these combined categories decreased by a total of $30,000 over the same period in 2012.

As a result of the foregoing factors, we recorded an operating loss of $658,000 for the three months ended March 31, 2013 compared to an operating loss of 350,000 for the three months ended March 31, 2012, an increase in the loss of $308,000.

Our net nonoperating income (expense) increased by $51,000 to net nonoperating income of $32,000 for the three months ended March 31, 2013 from net nonoperating expense of $19,000 for the similar period in 2012.  The increase in net nonoperating income was primarily due to an increase of $61,000 gain on liabilities extinguished.

We recorded a net loss of $626,000 for the three months ended March 31, 2013 compared to a net loss of $369,000 for the same period ended in 2012, an increase in the loss of $257,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $408,000 for the three months ended in 2013.  Similar non-cash expenses, cash out and debt repayments for the same period in 2012 resulted in an adjusted cash loss (non-GAAP) of $60,000, an increase in the adjusted cash loss (non-GAAP) of $348,000 for the three months ended March 31, 2013 versus the same period in 2012.

For the three months ended March 31, 2013 and 2012, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,119,000 at March 31, 2013, compared to a working capital deficit of $927,000 at December 31, 2012, resulting in a decrease in working capital of $192,000.  Current assets at March 31, 2013 included cash and cash equivalents of $231,000 (including restricted cash of $209,000), which is a decrease of $30,000 from December 31, 2012.  The net negative change in working capital from December 31, 2012 was primarily from a $147,000 increase in the change in short-term liabilities over assets and a decrease in the net deferred current asset of $41,000 for amortization of common stock and warrants given pursuant to consulting contracts entered into during prior years.

In the three months ended March 31, 2013, our cash flow used by operating activities was $14,000, a decrease of $10,000 over the same period in 2012.  The components of the decrease from 2012 in cash flow provided by operating activities was principally due to a $21,000 decrease in stock and stock derivatives issued for fees and services, an increase in the net loss of $257,000 and a decrease of $30,000 in depreciation and amortization, offset by an increase of $227,000 in net current liabilities and a decrease of $65,000 in the gain on sale of fixed assets.

We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin.  From 2007 to the first quarter of 2013, the percentage of combined revenues generated from our owned and operated facilities was:  2007 – 77%;  2008 – 94%; 2009 – 95%; 2010 – 96%; 2011 – 96%; 2012 – 94%; through first quarter 2013 – 98%.  We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

During the first quarter of 2013, we had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at March 31, 2013) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all our assets, except equipment.  In August 2012 it was renewed with a new maturity date of August 15, 2013.  Two certificates of deposit totaling $141,874 from the Bank are held as a condition of maintaining the line of credit.  At March 31, 2013, we had $90,000 of borrowing capacity under the credit facility.

In December 2012, we borrowed $25,000 from a stockholder to provide operating capital.  The Note Payable was for a term of three months at an interest rate of 12%.  In February 2013, the stockholder converted the Note Payable to common stock at the fair market value of the stock at the time of conversion.

In November 2012, we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  The Notice demands a payment of $412,576, payable monthly over 20 years at an interest rate of approximately 2.8% at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.

In 2011 we borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on all four due dates during 2012 and again on January 30 and April 30, 2013, and is now due July 30, 2013.  We expect to extend the Note on or before the due date but pay the Note in full during 2013.

From the beginning of 2006 through first quarter 2013, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of March 31, 2013, a total of six term notes are outstanding, ranging from 6.2% to 8.8% interest for terms ranging three to five years, monthly payments totaling approximately $15,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of March 31, 2013 was approximately $165,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 we issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however fifteen investors holding Debentures totaling $365,000 elected to replace them with new ones that now mature at June 30, 2013 but are not payable until the 10th business day of July.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the four investors totaling $355,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid; one investor converted $50,000 into unregistered common stock (at June 30, 2011) and one holding $90,000 of Debentures has not made a final decision.  As of March 31, 2013, we held $455,000 of Debentures.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the three months ended March 31, 2013 and 2012 was zero.

For periods subsequent to June 30, 2011, we are required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  Amortization expense for each of the three months ended March 31, 2013 and 2012 was $4,092.

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

Moreover, while we renewed our line of credit until August 2013, we have minimal borrowing availability under the line of credit.  We have borrowed money from third parties and a related party and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  In 2012 we modified all outstanding common stock warrants to reduce their weighted average exercise price.  In 2013 we further modified all outstanding warrants to enhance their exercisability and have realized $124,000 in exercises so far in 2013.  In addition, our operations in Florida, which now represent approximately 98% of our revenue, could be suspended temporarily or permanently by our landlord for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  We consider our relationship with our landlord to be satisfactory overall, and are working to improve this relationship in the future.

For our financial statements for the year ended December 31, 2012, we have received an unqualified audit report from our independent registered public accounting firm that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At March 31, 2013, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

In February 2013, the Company’s Board of Directors received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  The Special Committee and the Board finished reviewing the awards in May 2013, sent a letter in reply to the Counsel letter and anticipate a satisfactory resolution will be reached with the stockholder, avoiding any potential legal proceedings.  If the stockholder elects to proceed even after analyzing the reply of the Special Committee and the Board, in that instance the Company would vigorously defend against such action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

As of the date of this filing, we are in default on $90,000 of Convertible Debentures to one investor.  We are in negotiation with the investor and expect to resolve this default in 2013.

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

      May 20, 2013

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      May 20, 2013

/s/  James K. McHugh

James K. McHugh

Chief Financial Officer, Secretary and Treasurer

(Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No .

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

32.1

Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2

Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

10.1

Agreement, dated January 8, 2013, between N-Viro International Corporation and Webracadabra Internet Works, LLC.