Form 10-Q
period 2013-06-30
N-VIRO INTERNATIONAL CORP
filed 2013-08-19
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, 6,920,731 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Ended June 30	Six Months Ended June 30
	2013	2012	2013	2012

REVENUES	$ 938,133	$ 903,557	$ 1,721,337	$ 1,892,392

COST OF REVENUES	754,967	750,249	1,693,881	1,600,267

GROSS PROFIT	183,166	153,308	27,456	292,125

OPERATING EXPENSES
Selling, general and administrative	597,219	594,537	1,099,039	1,083,089

OPERATING LOSS	(414,053)	(441,229)	(1,071,583)	(790,964)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	-	4,208	60,755	4,208
Interest income	285	166	660	360
Gain on market price changes of warrants issued	-	7,375	-	12,196
Amortization of discount on convertible debentures	(4,092)	(4,092)	(8,184)	(8,184)
Interest expense	(25,851)	(21,705)	(51,240)	(42,013)
	(29,658)	(14,048)	1,991	(33,433)

LOSS BEFORE INCOME TAXES	(443,711)	(455,277)	(1,069,592)	(824,397)

Federal and state income taxes	-	-	-	-

NET LOSS	($ 443,711)	($ 455,277)	($ 1,069,592)	($ 824,397)

Basic and diluted loss per share	($0.06)	($0.07)	($0.16)	($0.13)

Weighted average common shares outstanding - basic and diluted	6,916,821	6,167,304	6,757,380	6,128,724

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 2,806	$ 52,625
Restricted	209,437	209,181
Receivables, net:
Trade, net of allowance for doubtful accounts of $91,260
at June 30, 2013 and $90,000 at December 31, 2012	333,868	283,380
Other	17,586	17,182
Prepaid expenses and other assets	61,162	78,849
Deferred costs - stock and warrants issued for services	583,981	343,480
Total current assets	1,208,840	984,697

PROPERTY AND EQUIPMENT, NET	894,719	993,971

INTANGIBLE AND OTHER ASSETS, NET	280,470	359,841

TOTAL ASSETS	$ 2,384,029	$ 2,338,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 110,439	$ 188,902
Note payable - related party	200,000	200,000
Convertible debentures, net of discount	455,000	446,816
Line of credit	365,000	370,000
Accounts payable	810,370	597,426
Pension plan withdrawal liability	27,003	27,003
Accrued liabilities	105,712	81,343
Total current liabilities	2,073,524	1,911,490

Long-term debt, less current maturities	61,577	92,014
Pension plan withdrawal liability - long-term	378,785	384,291

Total liabilities	2,513,886	2,387,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2013 and 2012	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 7,044,231 in 2013 and 6,664,087 in 2012	70,442	66,641
Additional paid-in capital	29,793,836	28,630,416
Accumulated deficit	(29,309,245)	(28,061,453)
	555,033	635,604
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' deficit	(129,857)	(49,286)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,384,029	$ 2,338,509

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2013	2012

NET CASH USED IN OPERATING ACTIVITIES	(79,555)	(135,373)

CASH FLOWS FROM INVESTING ACTIVITIES
Increases from restricted cash	(256)	(353)
Proceeds from the sale of property and equipment	-	127,551
Increase to note receivable	(403)	(17,270)
Expenditures for intangibles and other assets	-	(7,500)
Purchases of property and equipment	(4,628)	(6,152)
Net cash provided (used) in investing activities	(5,287)	96,276

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock warrants exercised	123,923	-
Proceeds from stock options exercised	-	985
Borrowings on long-term debt	41,835	114,989
Net borrowings (repayments) on line of credit	(5,000)	95,000
Principal payments on long-term obligations	(125,735)	(204,359)
Net cash provided by financing activities	35,023	6,615

NET DECREASE IN CASH AND CASH EQUIVALENTS	(49,819)	(32,482)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	52,625	44,498

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$ 2,806	$ 12,016

Supplemental disclosure of cash flows information:
Cash paid during the six months ended for interest	$ 56,402	$ 55,739

Non-cash investing and financing activities:
During the six months ended June 30, 2013, the Company issued common stock with a fair value of $98,600 as part of three consulting contracts.

During the three months ended June 30, 2013, the Company issued common stock with a fair value of $487,900 as part of a consulting contract.
.
During the three months ended June 30, 2012, the Company issued common stock with a fair value of $69,333 as part of a consulting contract.

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the six months ended June 30, 2013 may not be indicative of the results of operations for the year ending December 31, 2013.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2012.

The financial statements are consolidated as of June 30, 2013, December 31, 2012 and June 30, 2012 for the Company.  All intercompany transactions were eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $865,000 at June 30, 2013, and has incurred negative cash flow from operating activities for the six months ended June 30, 2013.  In July 2013, the Company did not repay the principal portion and defaulted on its convertible debenture obligation.  Moreover, even though the Company’s line of credit is expected to be renewed until August 2014, the Company has minimal borrowing availability under the line of credit.  The Company has borrowed money from third parties and a related party and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances, and, by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology.  In 2012 the Company modified all outstanding common stock warrants at that time to reduce their weighted average exercise price of $2.00 per share to $1.00 per share for all warrants, and in 2013 further modified all outstanding warrants to enhance their exercisability.  In addition, the Company’s operations in Florida, which now represent approximately 99% of the Company’s revenue, could be suspended temporarily or permanently by its landlord for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  The Company considers its relationship with the landlord to be satisfactory overall, and is working to improve this relationship in the future.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Long-Term Debt and Line of Credit

During the second quarter of 2013, the Company had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at June 30, 2013) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all assets (except equipment) of the Company.  In August 2013 it is expected to be renewed with a new maturity date of August 2014.  Two certificates of deposit totaling $141,924 from the Bank are held as a condition of maintaining the line of credit.  At June 30, 2013, the Company had $35,000 of borrowing capacity under the credit facility.

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

In 2011 the Company borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on all four due dates during 2012 and again on January 30, April 30 and July 30, 2013, and is now due October 30, 2013.  The Company expects to extend the Note on or before the due date but pay the Note in full during 2013 or early 2014.

From the beginning of 2006 through second quarter 2013, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of June 30, 2013, a total of five term notes are outstanding, ranging from 6.2% to 8.8% interest for terms ranging three to five years, monthly payments totaling approximately $8,500 and all secured by equipment.  The total amount owed on all equipment-secured notes as of June 30, 2013 was approximately $130,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 the Company issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however sixteen investors holding Debentures totaling $455,000 elected to replace them with new ones that matured on June 30, 2013.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the three investors totaling $265,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid and one investor converted $50,000 into unregistered common stock concurrent at June 30, 2011.

As of June 30, 2013, the Company held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which currently remain outstanding.  The Company will continue to accrue additional interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  The Company expects to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the six months ended June 30, 2013 and 2012 was zero.

For periods subsequent to June 30, 2011, the Company is required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount was required to be amortized as a period expense over the subsequent eight quarters the Debentures were scheduled to be outstanding.  Amortization expense for each of the six months ended June 30, 2013 and 2012 was $8,184.

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

On May 16, 2013, the Company’s Board of Directors approved an amendment to each of the Company’s executive officer’s respective employment agreement.  Additional information is available in the Form 8-K filed by the Company on May 22, 2013.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the year ending December 31, 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense included in the statements of operations for the six months ended June 30, 2013 and 2012 is approximately $20,400 and $18,700, respectively.  The total rental expense included in the statements of operations for the three months ended June 30, 2013 and 2012 is approximately $10,200 and $9,300, respectively.  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2013 and 2012 is $6,000 and $3,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2013 and 2012 is $15,000 and $7,500, respectively.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the year ending December 31, 2013 is $48,000 and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2013 and 2012 is $24,000 and $12,000, respectively.

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

Note 4.

New Accounting Standards

Accounting Standards Updates not effective until after June 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 5.

Segment Information

During 2010, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 6.

Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the six months and three months ended June 30, 2013 and 2012 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 7.

Common Stock

In July 2010, the Company executed a Purchase Agreement, License and Development Agreement and Registration Rights Agreement (the “Agreements”), with VC Energy I, LLC of Las Vegas, NV, or VC Energy.  Concurrently, the Company sold VC Energy 200,000 shares of the Company's unregistered common stock, issued VC Energy 200,000 warrants and granted VC Energy an option to acquire another 400,000 common shares and 400,000 warrants.

In August 2011, the Company and VC Energy signed a Termination Agreement and terminated the License and Development Agreement, a Promissory Note and an Escrow Agreement.  All other agreements between the Company and VC Energy remained in force, with certain exceptions.  In April 2012, the Company and VC Energy terminated the remaining agreements in effect.  As a result, the

Company was no longer required to account for the future changes in the Company’s stock price after the second quarter of 2012, with regards to the warrants previously held by VC Energy.

In both the VC Energy Agreements and its Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of June 30, 2013, the Company has recorded a liability of $-0- to reflect the fair value of the outstanding warrants and the removal of the “down-round” provision.  However, through the second quarter of 2012, the Company was periodically required to re-measure the fair value of the remaining warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the three months ended June 30, 2013 and 2012, the Company recorded a gain of $-0- and $7,400, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period.  During the six months ended June 30, 2013 and 2012, the Company recorded a gain of $-0- and $12,200, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period.

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company is recording a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For each of the six months and three months ended June 30, 2013 and 2012, the charge to earnings was approximately $50,800 and $25,400, respectively.

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company is taking a non-cash charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For each of the six months and three months ended June 30, 2013 and 2012, the charge to earnings was approximately $47,600 and $23,800, respectively.

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to SAMI to extend the period of services performed in connection with the December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company is recording a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  For the six months and three months ended June 30, 2013 the charge to earnings was approximately $91,000 and $57,000, respectively.

In December 2010, the Company executed a Consulting Agreement, with SLD Capital Corporation, or SLD.  The Company engaged SLD to provide business consulting services for a term of eighteen months.  For its services, the Company issued SLD 110,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately $334,000 ratably over an 18-month period starting in December 2010.  For the six months months ended June 30, 2013 and 2012, the charge to earnings was approximately $-0- and $98,900, respectively.

In November 2011, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide business consulting services for a term of one year.  For its services, the Company issued Rakgear 50,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of $73,000 ratably over a 12-month period starting in November 2011.  For the six months ended June 30, 2013 and 2012, the charge to earnings was approximately $-0- and $36,500, respectively.

In February 2012, the Company issued 15,000 shares of unregistered common stock to Financial Insights, for investor relations services for a three month period.  The Company recorded a non-cash charge to earnings of $19,500 during the six months ended June 30, 2012 for these shares.  In July 2012,

Financial Insights returned all of these shares of common stock to the Company as part of an agreement and the Company reversed this charge to earnings in the third quarter of 2012.

In March 2012, the Company issued 80,000 shares of unregistered common stock to Newport Coast Securities for financial and investor relations services for a three month period.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings ratably during the subsequent three month period.  For the six months and three months ended June 30, 2012, the charge to earnings was $104,000 and $69,300, respectively.

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $75,000 ratably through January 2013, the ending date of the agreement.  For the six months and three months ended June 30, 2013, the charge to earnings was approximately $14,500 and $-0-, respectivley.

In December 2012, the Company borrowed $25,000 from a stockholder to provide operating capital.  The Note Payable was for a term of three months at an interest rate of 12%.  In February 2013, the stockholder converted the Note Payable to 24,760 shares of common stock, priced at the fair market value of the stock at the time of conversion.

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services to be performed over a six month period.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $70,000 ratably through July 2013, the ending date of the agreement.  For the six months and three months ended June 30, 2013 the charge to earnings was approximately $67,400 and $35,000, respectively.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 warrants to puchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For the three months ended June 30, 2013 the charge to earnings was approximately $122,000.

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

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock may be issued.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2012 and 2013 from both the 2004 and 2010 Plans at the approximate market value of the stock at date of grant, as defined in each of the plans.

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company was taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For the six months ended June 30, 2013 and 2012 this charge was $176,800 and $236,000, respectively.  For the three months ended June 30, 2013 and 2012 this charge was $58,900 and $117,900, respectively.

In May 2013, in connection and effective with their respective Amendment to employment agreement, the Board approved a grant of stock options to Messrs. Kasmoch, Bohmer and McHugh, which are immediately exercisable for shares of the Company's common stock.  The grants were made pursuant to both the 2004 Plan and the 2010 Plan.  The following table sets forth information about the stock option grants:

	2004 Plan					2010 Plan
Officer	Grants returned	Grants received - May 2013	Grants to receive - May 2014	Grants returned	Grants received - May 2013	Grants to receive - May 2014	Grants to receive - May 2015	Total Change
Timothy Kasmoch	(395,000)	25,000	25,000	(400,000)	100,000	100,000	100,000	(445,000)

Robert Bohmer	(245,000)	25,000	25,000	-	100,000	50,000	-	(45,000)

James McHugh	(40,000)	20,000	20,000	-	25,000	25,000	-	50,000

All grants awarded were priced at $1.25, in accordance with both the 2004 Plan and 2010 Plan.  Future grants required under each officer’s Amendment will be priced at the time of grant.  The Company took a non-cash charge to earnings of approximately $6,500 in the second quarter of 2013 to reflect the grant awarded to Mr. McHugh only, to reflect the net increase to him of 5,000 options granted currently.  However, for all of the officers the Company will no longer record a non-cash charge to earnings of approximately $118,000 each quarter for the balance of 2013 and 2014, or a total of $315,000 and $98,000, respectively.  Additional information is available in the Form 8-K filed by the Company on May 22, 2013.

In May 2013, the Company appointed Michael Burton-Prateley as a special advisor to the Board of Directors for a term of one year.  For his services, the Company issued Mr. Burton-Prateley 25,000 stock options under the Company’s 2004 Plan at a price of $1.28 per option that vested immediately.  To reflect the entire value of the options issued, the Company recorded a non-cash charge to earnings of $31,240 during the second quarter of 2013.

In May 2013, the Company also granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2004 Plan, are exercisable at $1.30 and do not vest until November 2013.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $33,200 ratably over the subsequent six-month period.  For the quarter ended June 30, 2013, the Company recorded an expense of approximately $9,300.

In May 2013, the Company granted 25,000 stock options to one employee.  The options granted are for a period of ten years, are exercisable at $1.28 per share and vested immediately at the date of grant.  These options were granted pursuant to the 2004 Plan and are intended as Incentive Stock Options.  To reflect the entire value of the stock options granted, the Company recorded a charge to earnings of approximately $32,500 in the second quarter of 2013.

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

In March 2012, the Board of Directors approved a plan to automatically extend to two holders of Company warrants the expiration date of the warrants by one (1) year.  All other terms and conditions of each warrant remain unchanged.  The two holders are Timothy R. Kasmoch, President and CEO of the Company, and, Strategic Asset Management Co, Inc., holders of 50,000 and 120,000 warrants, respectively, and extended to March 22, 2013 and March 26, 2013, respectively.  The incremental fair value of $105,329 associated with the extension of the warrant expiration dates was determined using the Black-Scholes model and was recorded as a deemed dividend to common stockholders in the Statement of Stockholders’ Equity in the first quarter of 2012.  Additional information is available in the Form 8-K filed by the Company on March 27, 2012.

In February 2013, the Board of Directors approved a plan to modify all Company warrants by offering any warrant holder who exercises a “replacement warrant”.  All other terms and conditions of all outstanding warrants remain unchanged.  In February and March 2013, five warrant holders exercised a total of 127,264 warrants at $1.00 and were issued a total of 127,264 shares of restricted common stock and 127,264 replacement warrants.  All of the proceeds from the exercises were used in operations.  The incremental fair value of $178,200 associated with the exercises and concurrent issuances of replacement warrants was determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the Statement of Stockholders’ Equity in the first quarter of 2013.

Note 10.

Income Tax

For the six months ended June 30, 2013 and 2012, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 11.

Subsequent Events

None

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

Total revenues were $938,000 for the quarter ended June 30, 2013 compared to $904,000 for the same period of 2012.  The net increase in revenue is due primarily to an increase in facility management revenue.  Our cost of revenues increased to $755,000 in 2013 from $750,000 for the same period in 2012, and the gross profit margin increased to 20% for the quarter ended June 30, 2013, from 17% for the same period in 2012.  This increase in gross profit margin was primarily the result of the increase in the share of gross revenue for the processing of sludge from the facility management contracts at the Florida operation.  Operating expenses increased slightly for the quarter ended June 30, 2013 over the comparative prior year period, and Nonoperating income (expense) showed a decrease from the second quarter of 2012 to 2013.  These changes collectively resulted in a net loss of $444,000 for the quarter ended June 30, 2013 compared to a net loss of $455,000 for the same period in 2012, a decrease in the loss of $11,000.

Comparison of Three Months Ended June 30, 2013 with Three Months Ended June 30, 2012

Our overall revenue increased $34,000, or 4%, to $938,000 for the three months ended June 30, 2013 from $904,000 for the three months ended June 30, 2012.  The increase in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $31,000 from the same period ended in 2012;

b)  Revenue from the service fees for the management of alkaline admixture decreased $57,000 from the same period ended in 2012, and

c)  Our processing revenue, including facility management revenue, showed a net increase of $113,000 over the same period ended in 2012, and

d)  Revenue from the licensing of the N-Viro process showed a net increase of $9,000 from 2012 into 2013.

Our gross profit increased $30,000, or 19.5%, to $183,000 for the three months ended June 30, 2013 from $153,000 for the three months ended June 30, 2012, and the gross profit margin increased to 20% from 17% for the same periods.  The increase in gross profit margin is primarily the result of the increase in the share of gross revenue for processing sludge from the facility management contracts at our Florida operation, which typically is generated at our highest gross profit margin, offset secondarily by increased costs to truck sludge into the facility, which was transported by our subsidiary and third-party vendors at an increased cost to approved off-site disposal locations.  These costs were incurred due to unprecedented and lengthy outages at the sources of the alkaline admixture required for the N-Viro process during the quarter, and the need to continue to serve our customers.  Consequently we incurred greater costs to process and concurrently received lower alkaline admixture revenue for the duration of the supply shortages.

Our operating expenses increased $3,000, or 0.5%, to $597,000 for the three months ended June 30, 2013 from $594,000 for the three months ended June 30, 2012.  The increase was primarily due to a decrease in the gain on the sale of fixed assets of $15,000 and an increase of $77,000 in consulting fees and expenses, offset by a decrease of $33,000 in employee compensation costs, a decrease of $34,000 in legal and professional fees, a decrease of $12,000 in bad debts expense and a decrease of $11,000 in stockholder relations expense.  Of the total net increase of $44,000 in employee compensation and consulting costs, $55,000 were for non-cash costs.  Therefore, for the three months ended June 30, 2013, actual cash outlays in these combined categories decreased by a total of $11,000 over the same period in 2012.

As a result of the foregoing factors, we recorded an operating loss of $414,000 for the three months ended June 30, 2013 compared to an operating loss of $441,000 for the three months ended June 30, 2012, a decrease in the loss of $27,000.

Our net nonoperating expense increased by $16,000 to net nonoperating expense of $30,000 for the three months ended June 30, 2013 from net nonoperating expense of $14,000 for the similar period in 2012.  The increase in net nonoperating expense was primarily due to a decrease in the gain of $7,000 on the market price of warrants issued, and secondarily due to an increase of $4,000 in interest expense and $4,000 decrease in the on the extinguishment of liabilities.

We recorded a net loss of $444,000 for the three months ended June 30, 2013 compared to a net loss of $455,000 for the same period ended in 2012, a decrease in the loss of $11,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $41,000 for the three months ended June 30, 2013.  Similar non-cash expenses, cash out and debt repayments for the same period in 2012 resulted in an adjusted cash loss (non-GAAP) of $107,000, a decrease in the adjusted cash loss (non-GAAP) of $66,000 for the three months ended June 30, 2013 versus the same period in 2012.

For the three months ended June 30, 2013 and 2012, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Six Months Ended June 30, 2013 with Six Months Ended June 30, 2012

Our overall revenue decreased $171,000, or 9%, to $1,721,000 for the three months ended June 30, 2013 from $1,892,000 for the six months ended June 30, 2012.  The decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $62,000 from the same period ended in 2012;

b)  Revenue from the service fees for the management of alkaline admixture decreased $258,000 from the same period ended in 2012, and

c)  Our processing revenue, including facility management revenue, showed a net increase of $140,000 over the same period ended in 2012.

d)  Revenue from the licensing of the N-Viro process showed a net increase of $9,000 from 2012 into 2013.

Our gross profit decreased $265,000, or 91%, to a negative $27,000 for the six months ended June 30, 2013 from $292,000 for the six months ended June 30, 2012, and the gross profit margin decreased to 2% from 15% for the same periods.  The decrease in gross profit margin is primarily the result of increased costs to truck sludge to process with our Florida operation, which was transported by our subsidiary and third-party vendors at an increased cost to approved off-site disposal locations.  These costs were incurred due to unprecedented and lengthy outages at the sources of the alkaline admixture required for the N-Viro process during the period, and the need to continue to serve our customers.  Consequently we incurred greater costs to process and concurrently received lower alkaline admixture revenue for the duration of the supply shortages.

Our operating expenses increased $16,000, or 1.5%, to $1,099,000 for the six months ended June 30, 2013 from $1,083,000 for the six months ended June 30, 2012.  The increase was primarily due to a decrease in the gain on the sale of fixed assets of $81,000, an increase of $48,000 in consulting costs and an increase of $10,000 in director costs, offset by a decrease of $62,000 in employee compensation, a decrease of $24,000 in legal and professional fees, a decrease of $14,000 in auto, travel and office expense, a decrease of $12,000 in bad debts expense and a decrease of $9,000 in stockholder relations expense.  Of the total net decrease of $4,000 in consulting, director and employee compensation costs, $39,000 were for non-cash costs.  Therefore, for the six months ended June 30, 2013, actual cash outlays in these combined categories decreased by a total of $43,000 over the same period in 2012.

As a result of the foregoing factors, we recorded an operating loss of $1,072,000 for the six months ended June 30, 2013 compared to an operating loss of $791,000 for the six months ended June 30, 2012, an increase in the loss of $281,000.

Our net nonoperating income (expense) increased by $35,000 to net nonoperating income of $2,000 for the six months ended June 30, 2013 from net nonoperating expense of $33,000 for the similar period in 2012.  The increase in net nonoperating income was primarily due to an increase of $57,000 in the gain on liabilities extinguished, offset by increases of $9,000 in interest expense and a $12,000 decrease in the gain on the market price of warrants issued.

We recorded a net loss of $1,069,000 for the six months ended June 30, 2013 compared to a net loss of $824,000 for the same period ended in 2012, an increase in the loss of $245,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $449,000 for the six months ended in 2013.  Similar non-cash expenses, cash out and debt repayments for the same period in 2012 resulted in an adjusted cash loss (non-GAAP) of $167,000, an increase in the adjusted cash loss (non-GAAP) of $283,000 for the six months ended June 30, 2013 versus the same period in 2012.

For the six months ended June 30, 2013 and 2012, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $865,000 at June 30, 2013, compared to a working capital deficit of $927,000 at December 31, 2012, resulting in an increase in working capital of $62,000.  Current assets at June 30, 2013 included cash and cash equivalents of $212,000 (including restricted cash of $209,000), which is a decrease of $50,000 from December 31, 2012.  The net positive change of $62,000 in working capital from December 31, 2012 was primarily from an increase in the current asset of $241,000 for deferred stock and warrant costs issued for consulting services, offset by a $170,000 increase in the change in short-term liabilities over assets.

In the six months ended June 30, 2013, our cash flow used by operating activities was $80,000, an increase of $56,000 over the same period in 2012.  The components of the increase from 2012 in cash flow provided by operating activities was principally due to an increase of $219,000 in net current liabilities, a decrease of $81,000 in the gain on sale of fixed assets, a $37,000 increase in stock and stock derivatives issued for fees and services and a $12,000 decrease in the gain on the market price of warrants issued, offset by an increase in the net loss of $245,000 and a decrease in depreication of $40,000.

We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin.  From 2007 to the second quarter of 2013, the percentage of combined revenues generated from our owned and operated facilities was:  2007 – 77%;  2008 – 94%; 2009 – 95%; 2010 – 96%; 2011 – 96%; 2012 – 94%; through second quarter 2013 – 99%.  We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

During the second quarter of 2013, we had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at June 30, 2013) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on all our assets, except equipment.  In August 2013 it is expected to be renewed with a new maturity date of August 2014.  Two certificates of deposit totaling $141,924 from the Bank are held as a condition of maintaining the line of credit.  At June 30, 2013, we had $35,000 of borrowing capacity under the credit facility.

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

In 2011 we borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on all four due dates during 2012 and again on January 30, April 30 and July 30, 2013, and is now due October 30, 2013.  We expect to extend the Note on or before the due date but pay the Note in full during 2013 or early 2014.

From the beginning of 2006 through second quarter 2013, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of June 30, 2013, a total of five term notes are outstanding, ranging from 6.2% to 8.8% interest for terms ranging three to five years, monthly payments totaling approximately $8,500 and all secured by equipment.  The total amount owed on all equipment-secured notes as of June 30, 2013 was approximately $130,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

During 2009 we issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the

Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however sixteen investors holding Debentures totaling $455,000 elected to replace them with new ones that matured on June 30, 2013.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the three investors totaling $265,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid and one investor converted $50,000 into unregistered common stock concurrent at June 30, 2011.

As of June 30, 2013, we held $455,000 of Debentures but did not pay the holders that principal amount due, all of which remain outstanding.  We will continue to accrue additional interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  We expect to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the six months ended June 30, 2013 and 2012 was zero.

For periods subsequent to June 30, 2011, we are required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount was required to be amortized as a period expense over the subsequent eight quarters the Debentures were scheduled to be outstanding.  Amortization expense for each of the six months ended June 30, 2013 and 2012 was $8,184.

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

Moreover, while we expect to renew our line of credit until August 2014, we have minimal borrowing availability under the line of credit.  We have borrowed money from third parties and a related party and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  In 2012 we modified all outstanding common stock warrants to reduce their weighted average exercise price.  In 2013 we further modified all outstanding warrants to enhance their exercisability and have realized $124,000 in exercises so far in 2013.  In addition, our operations in Florida, which now represent approximately 99% of our revenue, could be suspended temporarily or permanently by our landlord for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  We consider our relationship with our landlord to be satisfactory overall, and are working to improve this relationship in the future.

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

Off-Balance Sheet Arrangements

At June 30, 2013, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the six months ended June 30, 2013, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

As of the date of this filing, we are in default on $455,000 of Convertible Debentures.  Additional information is available in the Form 8-K filed by the Company on August 5, 2013.

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

      August 19, 2013

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      August 19, 2013

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