Form 10-Q
period 2013-09-30
N-VIRO INTERNATIONAL CORP
filed 2013-11-19
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, 6,920,731 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Ended Sep 30	Nine Months Ended Sep 30
	2013	2012	2013	2012

REVENUES	$ 837,889	$ 877,271	$ 2,559,226	$ 2,769,663

COST OF REVENUES	662,506	687,847	2,356,387	2,288,115

GROSS PROFIT	175,383	189,424	202,839	481,548

OPERATING EXPENSES
Selling, general and administrative	446,728	403,414	1,545,767	1,567,435
Gain on disposal of assets	(30,000)	(71,927)	(30,000)	(152,860)
Pension plan withdrawal expense	-	412,576	-	412,576
Total Operating Expenses	416,728	744,063	1,515,767	1,827,151

OPERATING LOSS	(241,345)	(554,639)	(1,312,928)	(1,345,603)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	2,846	53,878	63,600	58,086
Interest income	158	663	817	1,025
Gain on market price changes of warrants issued	-	-	-	12,196
Amortization of discount on convertible debentures	-	(4,092)	(8,184)	(12,276)
Interest expense	(19,620)	(22,903)	(70,859)	(64,917)
Total Other Income (Expense)	(16,616)	27,546	(14,626)	(5,886)

LOSS BEFORE INCOME TAXES	(257,961)	(527,093)	(1,327,554)	(1,351,489)

Federal and state income taxes	-	-	-	-

NET LOSS	($ 257,961)	($ 527,093)	($ 1,327,554)	($ 1,351,489)

Basic and diluted loss per share	($ 0.04)	($ 0.09)	($ 0.19)	($ 0.22)

Weighted average common shares outstanding - basic and diluted	6,920,731	6,191,567	6,812,169	6,149,825

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 44,466	$ 52,625
Restricted	66,540	209,181
Receivables, net:
Trade, net of allowance for doubtful accounts of $101,260
at September 30, 2013 and $90,000 at December 31, 2012	235,240	283,380
Other	16,788	17,182
Prepaid expenses and other assets	63,866	78,849
Deferred costs - stock and warrants issued for services	410,188	343,480
Total current assets	837,088	984,697

PROPERTY AND EQUIPMENT, NET	892,368	993,971

INTANGIBLE AND OTHER ASSETS, NET	242,701	359,841

TOTAL ASSETS	$ 1,972,157	$ 2,338,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 83,065	$ 188,902
Note payable - related party	200,000	200,000
Convertible debentures, net of discount	455,000	446,816
Line of credit	174,600	370,000
Accounts payable	848,858	597,426
Pension plan withdrawal liability	27,003	27,003
Accrued liabilities	128,414	81,343
Total current liabilities	1,916,940	1,911,490

Long-term debt, less current maturities	47,293	92,014
Pension plan withdrawal liability - long-term	377,116	384,291

Total liabilities	2,341,349	2,387,795

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2013 and 2012	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 7,044,231 in 2013 and 6,664,087 in 2012	70,442	66,641
Additional paid-in capital	29,812,462	28,630,416
Accumulated deficit	(29,567,206)	(28,061,453)
	315,698	635,604
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' deficit	(369,192)	(49,286)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,972,157	$ 2,338,509

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept 30
	2013	2012

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	$ 50,513	($ 91,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Increases from restricted cash	142,641	(513)
Proceeds from the sale of property and equipment	-	217,051
Collections on note receivable	895	-
Increase to note receivable	(500)	(17,774)
Expenditures for intangibles and other assets	-	(7,500)
Purchases of property and equipment	(4,628)	(6,152)
Net cash provided by investing activities	138,408	185,112

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock warrants exercised	123,878	-
Proceeds from stock options exercised	-	930
Borrowings on long-term debt	41,835	114,989
Net borrowings (repayments) on line of credit	(195,400)	60,000
Principal payments on long-term obligations	(167,393)	(284,178)
Net cash used in financing activities	(197,080)	(108,259)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,159)	(14,604)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	52,625	44,498

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$ 44,466	$ 29,894

Supplemental disclosure of cash flows information:
Cash paid during the nine months ended for interest	$ 77,932	$ 83,526

Non-cash investing and financing activities:
During the nine months ended September 30, 2013, the Company issued common stock with a fair value of $561,500 as part of three consulting contracts.

During the nine months ended September 30, 2013, the Company issued common stock with a fair value of $25,000 as a conversion of debt to equity.

During the nine months ended September 30, 2012, the Company issued common stock with a fair value of $179,000 as part of two consulting contracts.

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the nine months ended September 30, 2013 may not be indicative of the results of operations for the year ending December 31, 2013.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2012.

The financial statements are consolidated as of September 30, 2013, December 31, 2012 and September 30, 2012 for the Company.  All intercompany transactions were eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,080,000 at September 30, 2013, and incurred negative cash flow from operating activities for the first six months of the year.  In July 2013, the Company did not repay the principal portion and defaulted on its convertible debenture obligation.  Moreover, the Company’s line of credit was only renewed until October and then a second time until December 2013, the borrowing limit was effectively reduced a total of $40,000 over the two renewals, and the Company has minimal borrowing availability under the line of credit.  The Company has borrowed money from third parties and a related party and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances, and by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology.  In 2012 the Company modified all outstanding common stock warrants at that time to reduce their weighted average exercise price of $2.00 per share to $1.00 per share for all warrants, and in 2013 further modified all outstanding warrants to enhance their exercisability.  In addition, the Company’s operations in Florida, which now represent approximately 99% of the Company’s revenue, could be suspended temporarily or permanently by its landlord for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  The Company considers its relationship with the landlord to be satisfactory overall, and is working to improve this relationship in the future.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Long-Term Debt and Line of Credit

Up until August 2013, the Company had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at September 30, 2013) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all assets (except equipment) of the Company.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the line of credit.  In August 2013, the line of credit was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the line of credit, effectively reducing the borrowing capacity by $25,000.  At September 30, 2013, the Company had $58,467 of borrowing capacity under the credit facility.  In October 2013, the line of credit was renewed again with a new maturity date of December 14, 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.

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

In 2011 the Company borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on all four due dates during 2012 and all four during 2013 and is now due January 30, 2014.  The Company expects to extend the Note on or before the due date but pay the Note in full during 2014.

From the beginning of 2006 through the third quarter of 2013, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of September 30, 2013, a total of four term notes are outstanding, ranging from 6.2% to 8.8% interest for terms ranging three to five years, monthly payments totaling approximately $6,600 and all secured by equipment.  The total amount owed on all equipment-secured notes as of September 30, 2013 was approximately $108,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

As of June 30, 2013, the Company held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which currently remain outstanding.  The Company will continue to accrue additional interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  Subsequent to June 30, 2013 the Company has and expects to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the nine months ended September 30, 2013 and 2012 was zero.

For periods subsequent to June 30, 2011, the Company was required under GAAP to record a discount for certain Debentures replaced, which totaled $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount was required to be amortized as a period expense over the subsequent eight quarters the Debentures were scheduled to be outstanding.  Amortization expense for the three months ended September 30, 2013 and 2012 was $-0- and $4,092, respectively, and for the nine months ended September 30, 2013 and 2012 amounted to $8,184 and $12,276, respectively.

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

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the year ending December 31, 2013 is $30,600 and for the years 2014 through 2016 is $40,800 each year.  The total rental expense included in the statements of operations for the nine months ended September 30, 2013 and 2012 is approximately $30,600 and $28,000, respectively.  The total rental expense included in the statements of operations for the three months ended September 30, 2013 and 2012 is approximately $10,200 and $9,300, respectively.  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2013 and 2012 is $9,000 and $3,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2013 and 2012 is $22,500 and $7,500, respectively.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the year ending December 31, 2013 is $48,000 and for 2014 is $12,000.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2013 and 2012 is $36,000 and $12,000, respectively.

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

Note 4.

New Accounting Standards

Accounting Standards Updates not effective until after September 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 5.

Segment Information

The Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 6.

Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the nine months and three months ended September 30, 2013 and 2012 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

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

In both the VC Energy Agreements and its Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of September 30, 2013, the Company has recorded a liability of $-0- to reflect the fair value of the outstanding warrants and the removal of the “down-round” provision.  However, through the second quarter of 2012, the Company was periodically required to re-measure the fair value of the remaining warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the nine months ended September 30, 2013 and 2012, the Company recorded a gain of $-0- and $12,200, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period.

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company is recording a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For each of the nine months and three months ended September 30, 2013 and 2012, the charge to earnings was approximately $76,100 and $25,400, respectively.

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company is taking a non-cash charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For each of the nine months and three months ended September 30, 2013 and 2012, the charge to earnings was approximately $71,400 and $23,800, respectively.

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to SAMI to extend the period of services performed in connection with the December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company is recording a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  For the nine months and three months ended September 30, 2013 the charge to earnings was approximately $125,200 and $34,200, respectively.

In December 2010, the Company executed a Consulting Agreement, with SLD Capital Corporation, or SLD.  The Company engaged SLD to provide business consulting services for a term of eighteen months.  For its services, the Company issued SLD 110,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately $334,000 ratably over an 18-month period starting in December 2010.  For the nine months ended September 30, 2013 and 2012, the charge to earnings was approximately $-0- and $98,900, respectively.

In November 2011, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide business consulting services for a term of one year.  For its services, the Company issued Rakgear 50,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of $73,000 ratably over a 12-month period starting in November 2011.  For the nine months ended September 30, 2013 and 2012, the charge to earnings was approximately $-0- and $54,800, respectively.  For the three months ended September 30, 2013 and 2012, the charge to earnings was approximately $-0- and $18,300, respectively.

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

In March 2012, the Company issued 80,000 shares of unregistered common stock to Newport Coast Securities for financial and investor relations services for a three month period.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings ratably during the subsequent three month period.  For the nine months and three months ended September 30, 2012, the charge to earnings was $104,000 and $-0-, respectively.

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $75,000 ratably through January 2013, the ending date of the agreement.  For the nine months and three months ended September 30, 2013, the charge to earnings was approximately $14,500 and $-0-, respectively.

In December 2012, the Company borrowed $25,000 from a stockholder to provide operating capital.  The Note Payable was for a term of three months at an interest rate of 12%.  In February 2013, the stockholder converted the Note Payable to 24,760 shares of common stock, priced at the fair market value of the stock at the time of conversion.

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services to be performed over a six month period.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $70,000 ratably through July 2013, the ending date of the agreement.  For the nine months and three months ended September 30, 2013 the charge to earnings was approximately $70,000 and $2,600, respectively.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 warrants to purchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For the nine months and three months ended September 30, 2013 the charge to earnings was approximately $243,000 and $122,000, respectively.

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

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company was taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For the nine months ended September 30, 2013 and 2012 this charge was $176,800 and $353,700, respectively.  For the three months ended September 30, 2013 and 2012 this charge was $-0- and $117,900, respectively.

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

In May 2013, the Company also granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2004 Plan, are exercisable at $1.30 and do not vest until November 2013.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $33,200 ratably over the subsequent six-month period.  For the nine months and three months ended September 30, 2013, the Company recorded an expense of approximately $25,900 and $16,600, respectively.

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

Note 10.

Income Tax

For the nine months ended September 30, 2013 and 2012, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 11.

Subsequent Events

In October 2013, the Company entered into a contract to purchase a new wholly owned facility in Central Florida, subject to certain milestones and third party approvals.  The Company has allocated $350,000 towards this portion of the project.

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

Total revenues were $838,000 for the quarter ended September 30, 2013 compared to $877,000 for the same period of 2012.  The net decrease in revenue is due primarily to a decrease in the service fees from the management of alkaline admixture and site license revenue.  Our cost of revenues decreased to $663,000 in 2013 from $688,000 for the same period in 2012, and the gross profit margin decreased slightly to 21% for the quarter ended September 30, 2013, from 22% for the same period in 2012.  This decrease in gross profit margin was primarily the result of the decrease in the share of gross revenue from license fees.  Operating expenses decreased for the quarter ended September 30, 2013 over the comparative prior year period, and Nonoperating income (expense) showed a decrease from the third quarter of 2012 to 2013.  These changes collectively resulted in a net loss of $258,000 for the quarter ended September 30, 2013 compared to a net loss of $527,000 for the same period in 2012, a decrease in the loss of $269,000.

Comparison of Three Months Ended September 30, 2013 with Three Months Ended September 30, 2012

Our overall revenue decreased $39,000, or 4%, to $838,000 for the three months ended September 30, 2013 from $877,000 for the three months ended September 30, 2012.  The decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $18,000 from the same period ended in 2012;

b)  Revenue from the service fees for the management of alkaline admixture decreased $27,000 from the same period ended in 2012, and

c)  Our processing revenue, including facility management revenue, showed a net increase of $34,000 over the same period ended in 2012, and

d)  Revenue from the licensing of the N-Viro process showed a net decrease of $25,000 from 2012 into 2013.

Our gross profit decreased $14,000, or 7%, to $175,000 for the three months ended September 30, 2013 from $189,000 for the three months ended September 30, 2012, and the gross profit margin decreased to 21% from 22% for the same periods.  The decrease in gross profit margin is primarily the result of the decrease in the share of gross revenue from license fees, which typically has minimal costs associated with it.

Our operating expenses decreased $327,000, or 44%, to $417,000 for the three months ended September 30, 2013 from $744,000 for the three months ended September 30, 2012.  The decrease was primarily due to a decrease in pension withdrawal expense of $413,000 and a decrease of $131,000 in employee compensation costs, offset by an increase of $171,000 in consulting fees and expenses, a decrease in the gain on the sale of fixed assets of $42,000 and an increase of $10,000 in bad debts expense.  Of the net decrease of $131,000 in employee compensation costs, $52,000 was for non-cash costs.  Therefore, for the three months ended September 30, 2013, actual cash outlays decreased by a total of $79,000 over the same period in 2012.

As a result of the foregoing factors, we recorded an operating loss of $241,000 for the three months ended September 30, 2013 compared to an operating loss of $555,000 for the three months ended September 30, 2012, a decrease in the loss of $313,000.

Our net nonoperating income (expense) decreased by $44,000 to net nonoperating expense of $17,000 for the three months ended September 30, 2013 from net nonoperating income of $28,000 for the similar period in 2012.  The decrease in net nonoperating income was primarily due to a decrease in the gain of $51,000 on the extinguishment of liabilities, offset by a decrease of $4,000 in the amortization expense for a stock discount on debentures converted and a decrease of $3,000 in interest expense.

We recorded a net loss of $258,000 for the three months ended September 30, 2013 compared to a net loss of $527,000 for the same period ended in 2012, a decrease in the loss of $269,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $18,000 for the three months ended September 30, 2013.  Similar non-cash expenses, cash out and debt repayments for the same period in 2012 resulted in an adjusted cash loss (non-GAAP) of $404,000, a decrease in the adjusted cash loss (non-GAAP) of $386,000 for the three months ended September 30, 2013 versus the same period in 2012.

For the three months ended September 30, 2013 and 2012, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Nine Months Ended September 30, 2013 with Nine Months Ended September 30, 2012

Our overall revenue decreased $210,000, or 8%, to $2,559,000 for the nine months ended September 30, 2013 from $2,770,000 for the nine months ended September 30, 2012.  The decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $80,000 from the same period ended in 2012;

b)  Revenue from the service fees for the management of alkaline admixture decreased $285,000 from the same period ended in 2012, and

c)  Our processing revenue, including facility management revenue, showed a net increase of $173,000 over the same period ended in 2012.

d)  Revenue from the licensing of the N-Viro process showed a net decrease of $16,000 from 2012 into 2013.

Our gross profit decreased $279,000, or 58%, to $203,000 for the nine months ended September 30, 2013 from $482,000 for the nine months ended September 30, 2012, and the gross profit margin decreased to 8% from 17% for the same periods.  The decrease in gross profit margin is primarily the result of increased costs to truck sludge to process with our Florida operation, which was transported by our subsidiary and third-party vendors at an increased cost to approved off-site disposal locations.  These costs were incurred due to unprecedented and lengthy outages at the sources of the alkaline admixture required for the N-Viro process during the period, and the need to continue to serve our customers.  Consequently we incurred greater costs to process and concurrently received lower alkaline admixture revenue for the duration of the supply shortages.

Our operating expenses decreased $312,000, or 17%, to $1,516,000 for the nine months ended September 30, 2013 from $1,827,000 for the nine months ended September 30, 2012.  The decrease was primarily due to a decrease in pension withdrawal expense of $413,000, a decrease of $193,000 in employee compensation, a decrease of $25,000 in legal and professional fees, a decrease of $13,000 in auto, travel and office expense, a decrease of $9,000 in stockholder relations and a decrease of $8,000 in penalties, offset by a increase of $219,000 in consulting costs, a decrease in the gain on the sale of fixed assets of $123,000 and an increase in $12,000 in director costs.  Of the total net increase of $38,000 in consulting, director and employee compensation costs, $92,000 were for non-cash costs.  Therefore, for the nine months ended September 30, 2013, actual cash outlays in these combined categories decreased by a total of $54,000 over the same period in 2012.

As a result of the foregoing factors, we recorded an operating loss of $1,313,000 for the nine months ended September 30, 2013 compared to an operating loss of $1,346,000 for the nine months ended September 30, 2012, a decrease in the loss of $33,000.

Our net nonoperating expense decreased by $9,000 to net nonoperating expense of $15,000 for the nine months ended September 30, 2013 from net nonoperating expense of $6,000 for the similar period in 2012.  The decrease in net nonoperating expense was primarily due to an increase of $6,000 in interest expense and a $12,000 decrease in the gain on the market price of warrants issued, offset by a decrease of $4,000 in amortization expense for a stock discount on debentures converted and an increase of $6,000 in the gain on liabilities extinguished.

We recorded a net loss of $1,328,000 for the nine months ended September 30, 2013 compared to a net loss of $1,351,000 for the same period ended in 2012, a decrease in the loss of $23,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out on capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $467,000 for the nine months ended in 2013.  Similar non-cash expenses, cash out and debt repayments for the same period in 2012 resulted in an adjusted cash loss (non-GAAP) of $570,000, a decrease in the adjusted cash loss (non-GAAP) of $103,000 for the nine months ended September 30, 2013 versus the same period in 2012.

For the nine months ended September 30, 2013 and 2012, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,080,000 at September 30, 2013, compared to a working capital deficit of $927,000 at December 31, 2012, resulting in a decrease in working capital of $153,000.  Current assets at September 30, 2013 included cash and cash equivalents of $111,000 (including restricted cash of $67,000), which is a decrease of $151,000 from December 31, 2012.  The net negative change of

$153,000 in working capital from December 31, 2012 was primarily from a $212,000 decrease in the change in short-term liabilities over assets, offset by an increase in the current asset of $67,000 for deferred stock and warrant costs issued for consulting services.

In the nine months ended September 30, 2013, our cash flow provided by operating activities was $51,000, an increase of $142,000 over the same period in 2012.  The components of the increase from 2012 in cash flow provided by operating activities was principally due to an increase of $442,000 in net current liabilities, a decrease of $123,000 in the gain on sale of fixed assets, a $92,000 increase in stock and stock derivatives issued for fees and services, a decrease in the net loss of $24,000 and a $12,000 decrease in the gain on the market price of warrants issued, offset by a decrease of $420,000 in pension plan withdrawal liability, a decrease of $67,000 in net current assets and a decrease in depreciation and amortization of $65,000.

We have modified our business model and have been evolving away from sales of alkaline admixture and royalty-based revenue agreements that typically generate a higher gross profit margin, to long-term and sustainable revenue based on integrated N-Viro technology and operations, but typically generating a lower gross profit margin.  From 2007 to the third quarter of 2013, the percentage of combined revenues generated from our owned and operated facilities was:  2007 – 77%;  2008 – 94%; 2009 – 95%; 2010 – 96%; 2011 – 96%; 2012 – 94%; through third quarter 2013 – 99%.  We believe this shift will allow us to enhance future revenue and profits through growth, efficiency and revenue optimization.

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

Up until August 2013, we had a line of credit with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at September 30, 2013) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all assets (except equipment) of the Company.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the line of credit.  In August 2013, the line of credit was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the line of credit, effectively reducing the borrowing capacity by $25,000.  At September 30, 2013, we had $58,467 of borrowing capacity under the credit facility.  In October 2013, the line of credit was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.

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

In 2011 we borrowed $200,000 with a Promissory Note payable to a related party of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on all four due dates during 2012 and all four during 2013 and is now due January 30, 2014.  We expect to extend the Note on or before the due date but pay the Note in full during 2014.

From the beginning of 2006 through third quarter 2013, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of September 30, 2013, a total of four term notes are outstanding, ranging from 6.2% to 8.8% interest for terms ranging three to five years, monthly payments totaling approximately $6,600 and all secured by equipment.  The total amount owed on all equipment-secured notes as of September 30, 2013 was approximately $108,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

As of June 30, 2013, we held $455,000 of Debentures but defaulted and did not pay the holders that principal amount due, all of which currently remain outstanding.  We will continue to accrue additional interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  Subsequent to June 30, 2013, we have paid and expect to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the nine months ended September 30, 2013 and 2012 was zero.

For periods subsequent to June 30, 2011, we are required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount was required to be amortized as a period expense over the subsequent eight quarters the Debentures were scheduled to be outstanding.  Amortization expense for the three months ended September 30, 2013 and 2012 was $-0- and $4,092, respectively, and for the nine months ended September 30, 2013 and 2012 amounted to $8,184 and $12,276, respectively.

For the rest of 2013 and into 2014, we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our N-Viro Fuel technology.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we expect to renew our line of credit beyond December 2013 or arrange for replacement financing with other lending institutions, we have minimal borrowing availability under the line of credit.  We have borrowed money from third parties and a related party and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  We have slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2012 we modified all outstanding common stock warrants to reduce their weighted average exercise price.  In 2013 we further modified all outstanding warrants to enhance their exercisability and have realized $124,000 in exercises so far in 2013.  In addition, our operations in Florida, which now represent substantially all of our revenue, could be suspended temporarily or permanently by our landlord for perceived on-site issues with material storage or for other issues deemed in the best interest of the county and in conformance with the lease agreement.  We consider our relationship with our landlord to be satisfactory overall, and are working to improve this relationship in the future.

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

Off-Balance Sheet Arrangements

At September 30, 2013, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the nine months ended September 30, 2013, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      November 19, 2013

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      November 19, 2013

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