Form 10-K
period 2013-12-31
N-VIRO INTERNATIONAL CORP
filed 2014-06-02
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company

  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   $6,661,000.

The number of shares of Common Stock of the registrant outstanding as of May 1, 2014 was 7,055,196.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX

PART I

2

Item 1.

Business

2

Item 1A.

Risk Factors

9

Item 2.

Properties

12

Item 3.

Legal Proceedings

13

Item 4.

Mine Safety Disclosures

13

PART II

13

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

Financial Statements and Supplementary Data

23

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

24

Item 9A.

Controls and Procedures

24

Item 9B.

Other Information

25

PART III

26

Item 10.

Directors, Executive Officers and Corporate Governance

26

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

37

Item 13.

Certain Relationships and Related Transactions and Director Independence

39

Item 14.

Principal Accountant Fees and Services

39

PART IV

40

Item 15.

Exhibits, Financial Statement Schedules

40

PART I

Cautionary Statement with Respect to Forward-Looking Statements

This annual report on Form 10-K contains statements that are forward-looking.  We caution that words used in this document such as “expects,” “anticipates,” “believes,” “may,” and “optimistic,” as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.  These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to be materially different from those described herein.  There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including:  (i) a deterioration in economic conditions in general;  (ii) a decrease in demand for our products or services in particular;  (iii) our loss of a key employee or employees;  (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services;  (v) increases in our operating expenses resulting from increased costs of labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-K, including under the caption "Risk Factors."   This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K; however, this list is not exhaustive. Many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved.  All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement ..

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

We have operated a biosolids processing facility located in Volusia County, Florida.  This facility produced the N-Viro SoilTM agricultural product, and has provided us with working and development capital.  Until November 2011 we operated a similar facility for a period in excess of 20 years in Toledo, Ohio, but our 2011 contract was not renewed.  Commencing in March 2014, we are relocating the operations of the Volusia County facility to an all-new site in Bradley (Polk County), Florida.  Our goal is to continue to operate the Florida business in this new facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

From the start-up in April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  In September 2011 an initial 10% substitution for coal test was performed at a western Pennsylvania power generator.  In July 2012 the positive results of this test resulted in a letter agreement with the same power producer to perform a second and final 20% substitution test of N-Viro Fuel.  We are required to obtain permitting from the Pennsylvania DEP for the mobile facility and the permit application was submitted in January 2013.  The permit review is in process and we expect to be issued the necessary permits in the first half of 2014.  Once both the permitting and testing are complete, we expect to negotiate long-term agreements for the N-Viro Fuel product with this power generation company.

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

N-Viro FuelTM

N-Viro Fuel™ is a relatively new and patented biomass alternative energy fuel process that produces a product that has physical and chemical characteristics similar to certain coals and is created from municipal biosolids, collectable animal manure, pulp and paper sludge and possibly other organic wastes.  N-Viro Fuel is manufactured by blending the waste material(s) with one or more alkaline products, followed by thorough drying of the mixture using a thermal evaporative process.  The resulting product can be easily blended with coal, waste coal, petroleum coke and/or other biomass-type fuels, and burned as a partial fuel substitute in combustion power plants.  N-Viro Fuel satisfied initial guidelines set forth by the U.S. Environmental Protection Agency (EPA) to qualify as an alternative energy source that may be utilized in commercial power generation, subject to state permitting.  Secondary and waste-derived fuel sources now also require a non-waste determination for use by power producers under applicable Federal regulations (40 CFR 241.3).  This determination requires that the resulting fuel product be managed as a valuable commodity, have a meaningful heating value, and have comparable contaminant levels to the primary fuel being supplemented.  We have and will continue to seek any required new determinations as may be necessary under this new non-waste requirement as we have in the past.  The N-Viro Fuel technology, utilizing an alkaline/heat process to produce a fuel product, still satisfies requirements of the USEPA 40 CFR part 503 regulations and is a safe product usable for agriculture as well as for energy production.

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

N-Viro Process Facilities

Florida N-Viro, LP, a processing facility and wholly-owned subsidiary, has been in continuous operation since 1995 in Florida, and represented 97% of our total revenue in 2013.  The facility is located in Volusia County and through April 2014 processed regional biosolids for multiple communities and maintains contracts with Altamonte Springs, Bunnell, New Smyrna Beach, Palm Coast, Port Orange, the Tohopekaliga Water Authority and Volusia County.  Additionally, the company works with other regional biosolids management companies and has worked with other municipalities with short-term and interim agreements.

In September 2013, we identified a new location in Bradley (Polk County), Florida to replace the Volusia County facility.  Bradley has advantages geographically to biosolids customers and end-users making that location preferable to Volusia County.  Florida N-Viro, LP closed the Volusia County facility for incoming biosolids effective April 12, 2014.  The new facility, doing business as Mulberry Processing, LLC, a wholly-owned subsidiary of N-Viro, is expected to open in June 2014.

Our Volusia County facility operates under and is regulated by a permit issued by the Florida Department of Environmental Protection.  We leased the processing facility from Volusia County on a five year renewal of our contract and lease agreement, and it expired in April 2014.  The Bradley facility has received its operating permit that is substantially identical to the Volusia County permit in all key respects, and is for a five (5) year term effective in April 2014.  We believe we have a satisfactory operating history and positive relationship with the regulatory agencies.

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

Our first N-Viro processing facility was located in Toledo, Ohio and was managed by us through a series of renewals of a contract management agreement with the City of Toledo from our inception through most of 2011 when the existing contract was not renewed.  Under this contract, we processed Toledo's wastewater biosolids and sold the resulting N-Viro Soil product to the agricultural market throughout Northwest Ohio.

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

The following table sets forth our current Agent and the territorial rights of that Agent:

Agent

Territory

          CRM Technologies

Israel, Greece and Eastern Europe

In an effort to expand facility development internationally, in late 2012 we entered into a Joint Development Agreement with Hong Heng Energy (HK) Co., LTD, headquartered in Fuzhou, Fujian, China.  This agreement calls for the parties to jointly identify and develop facilities in China.  These efforts are ongoing.

Earnings Variation Due to Business Cycles and Seasonal Factors.  Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors.  During the last fiscal quarter of 2013, approximately 98% of our revenue was from our management-run operation, 1% from other domestic third party agreements and 1% from foreign agreements or research and development grants.  Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors.

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

In 2007 we performed a full scale test of the N-Viro Fuel product at the T.B. Simon Power Plant located on the campus of Michigan State University.  The successful results of this first full test encouraged us to focus primarily on the development of the N-Viro Fuel technology.  In September 2011, we performed a multiple day 10% N-Viro Fuel test with a Pennsylvania power producer, utilizing our mobile facility for the production of the test fuel.  This test was successful as it demonstrated that N-Viro Fuel did not adversely affect boiler operation, did not cause a negative impact on resulting ash and did not exceed monitored stack air emissions.  This successful test is expected to be followed by a 20% test in 2014 once all environmental permits have been received, with full stack monitoring being utilized to allow for full permitting at that site for the use of N-Viro Fuel.

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

The Part 503 Regulations.  Historically, sludge management has involved either disposal, principally by landfilling, incineration, ocean dumping and surface disposal, or land application for beneficial use.  Sewage sludge and the use and disposal thereof are regulated under the Clean Water Act.  In 1993, the U.S. Environmental Protection Agency (“EPA”) published the Part 503 Regulations under the Clean Water Act, implementing the EPA's "exceptional quality" program.  These regulations establish sludge use and disposal standards applicable to public and privately-owned wastewater treatment plants in the United States, including publicly-owned treatment works, or POTWs.  Under the Part 503 Regs, sludge products that meet certain stringent standards are considered to be "exceptional quality" (“Class A”) products and are not subject to as stringent federal restrictions on agricultural use or land application.  N-Viro Soil™ is an "exceptional quality" product.  Lower quality sludge products are subject to federal restrictions governing, among other items, the type and location of application, the volume of application and the cumulative application levels for certain pollutants.  Agricultural application of these lower quality sludges in bulk amounts also requires an EPA permit.  Agricultural and land applications of all sludge and sludge products, including N-Viro Soil™ and other "exceptional quality" products, are typically subject to state and local regulation and, in most cases, require a permit.

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

Employees

As of December 31, 2013, we had nineteen (19) employees.  Four of our employees were engaged in sales and marketing; two were in finance and administration and thirteen were in operations.  We consider our relationship with our employees to be satisfactory.

Current Developments

We are currently in discussions with several companies in the fuel/power generation industries for the development and commercialization of the patented N-Viro Fuel™ technology.  There can be no assurance that these discussions will be successful.  We continue to focus on the development of regional biosolids processing facilities.  Currently we are in negotiations with several privatization firms to permit and develop independent, regional facilities and for international facility development.  We are also in the process of moving existing operation in Volusia County, Florida to a new location in Bradley (Polk County), Florida.

Securities and Exchange Commission

As a public company, we are required to file periodic reports, as well as other information, with the Securities and Exchange Commission (SEC) within established deadlines.  Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330.  Our SEC filings are also available to the public through the SEC’s web site located at www.sec.gov.  Our Central Index Key (CIK) number with the SEC is 904896.

We maintain a corporate web site at www.nviro.com on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and any amendments to those reports as soon as is reasonably practicable after filing such material with the SEC.  Although not required to do so, we have also posted all filings on Form 8-K for the past three years on our site.  In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request to James K. McHugh, our Chief Financial Officer, at (419) 535-6374 or via e-mail to jmchugh@nviro.com.  We also intend to avail ourselves of the ability to use social media to communicate with the public within the guidelines announced by the SEC in a release dated April 2, 2013.

Item 1A.

Risk Factors

We have a history of losses and there can be no assurances regarding if and when we will achieve profitability.  If we are unable to achieve profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms or at all, and which may dilute our stockholders.

Since 2000, we have experienced net losses and we have not been consistently profitable on an annual basis.  For the years ended December 31, 2013 and 2012, we incurred net losses of $1.65 million and $1.64 million, respectively.  We believe our history of net losses is primarily due to our inability to add enough new sources of revenue to replace decreasing business from existing sources of revenue and, more recently, through a shift of our business toward lower margin products and services.  Further, for the years ended December 31, 2013 and 2012, we experienced high expenses for non-cash share based compensation in addition to a decrease in gross revenue.  Additionally, in the fourth quarter of 2012 we recorded a large expense for a withdrawal liability from a pension fund that was funded by us for the benefit of our former employees at our City of Toledo operation.  To achieve profitability, we must accomplish numerous objectives, including growth in our business, the development of new products and commercial relationships, and decreasing our costs.  We can not foresee with any certainty whether we will be able to achieve these objectives in the future.  Accordingly, we may not generate sufficient net revenue to achieve profitability.

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

Our business depends on providing services to a limited number of customers.  One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them.  Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition.  For the years ended December 31, 2013 and 2012, our largest customer accounted for approximately 41% and 33% of our revenues, respectively.  For the years ended December 31, 2013 and 2012, our top three customers accounted for approximately 68% and 60%, respectively, of our revenues.  Our sludge processing agreement with the City of Toledo, Ohio, which was our largest customer for many years through 2010 and represented approximately 17% of our revenues in 2011, was not renewed at the end of 2011.  Our failure to renew that agreement has had a material adverse effect on our business, financial conditions and results of operations.  Additionally, regional economic considerations have made the supply of admixtures used in our processes more difficult to acquire due to coal-burning facilities operating less or not at all for unusually long periods of time.

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

The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including demand for oil and gas, actions by oil and gas producers and war in oil producing countries.  Because fuel is needed for the trucks that transport the processing materials and supplies for our operations and customers, price escalations or reductions in the supply of fuel could increase our operating expenses and have a negative impact on the results of operations.  We are not always able to pass through all or part of the increased fuel costs due to the terms of certain customers' contracts and the inability to negotiate such pass through costs in a timely manner.

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

During the period from January 1, 2012 through May 1, 2014, our common stock closing price fluctuated between a high of $1.95 and a low of $0.42.  The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions, the thinly-traded nature of our common stock and the outlook of analysts and investors on our industry.  Further, significant market fluctuations may adversely affect the trading price of our common stock.  Over the past several years, we have relied on, in part, private placements of stock, exercises of stock options by current and former officers and directors, and, exercises of stock purchase warrants by investors for operating cash.  Wide fluctuations in the price of our common stock or a stock price that is not significantly above the exercise price of outstanding stock options or warrants would likely reduce future exercises of stock options or warrants, and which would reduce or eliminate a historic source of cash for our operations.

Item 2.

Properties

Our executive and administrative offices are located in Toledo, Ohio.  In April 2011, we signed a 68 month lease with a new lessor in Toledo, Deerpoint Development Company, Ltd (“Deerpoint”).  The total minimum rental commitment for the years 2014 through 2016 is $40,800 each year.  In late 2012 we negotiated a stock for rent deal with Deerpoint, issuing them 12,000 shares of our stock at a discounted price of $0.88 per share in exchange for three months rent, resulting in net additional expense of approximately $1,200 above the contracted amount, but saving us $9,342 of cash.  We also lease various office equipment on a month-to-month basis.

In October 2010, we began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011 we have been operating under a month-to-month lease at this location for one-half the rate under the original lease agreement.

In June 2009, we began to maintain an office/warehouse in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, we renewed the lease for an additional year through May 31, 2011, and are currently operating under a month to month lease.

We presently maintain an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March 2009 for five years.  The total minimum rental commitment for the year ending December 31, 2014 is $12,000.  Effective and subsequent to April 2014, we are operating on a month to month lease with Volusia County, until such time all of our assets and finished product have been moved off the site as approved by the County.

Our new property in Bradley, Florida will be operated under a lease agreement for terms currently under negotiation at the time of this filing.  The lease term is expected initially to be for five years with renewals, at a fair market value for the property and equipment expected to be leased.

Management believes that all of our properties are adequately covered by insurance.

Item 3.

Legal Proceedings

In February 2013, our Board of Directors received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in Item 11 “Executive Compensation” of this Form 10-K.  As a result of these actions, there is currently a proposed settlement agreement in negotiation to resolve all claims arising out of the demand, and we anticipate a satisfactory resolution.  We have accrued an estimated expense of $86,500 at December 31, 2013 to recognize the likely cost when a final settlement is reached.  All but $20,000 of this expense will be for a non-cash component.

On November 15, 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a withdrawal liability from an ERISA multi-employer plan.  The principal withdrawal liability is approximately $405,000.  We are presently working cooperatively with counsel for Central States to resolve this matter on a new payment schedule without incurring the expense of litigation.  If these efforts fail we will engage counsel and proceed in the pending and stayed action.

Item 4.

Mine Safety Disclosures

None.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Common Stock are quoted on the OTCQB, which is one of the quotation services for SEC-registered and reporting companies that trade over the counter ("OTC Markets"), under the symbol “NVIC”.  The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The closing price range per share of the Common Stock since January 1, 2012, was as follows:

Quarter	High	Low
First 2012	$1.69	$1.00
Second 2012	$1.44	$0.90
Third 2012	$1.45	$0.70
Fourth 2012	$1.05	$0.42
First 2013	$1.95	$0.90
Second 2013	$1.80	$1.05
Third 2013	$1.70	$1.20
Fourth 2013	$1.75	$1.25

Our stock price closed at $0.68 per share on May 1, 2014.

Holders

As of May 1, 2014, the number of holders of record of our Common Stock was approximately 179.

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

The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:

            For the Year Ended December 31,

	2013	2012
Technology fees	1.9%	2.5%
Facility management	78.0%	66.5%
Products and services	20.1%	31.0%
Totals	100.0%	100.0%

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

(Dollars in thousands)	Year Ended December 31, 2013	Period to Period Percentage Change	Year Ended December 31, 2012
Combined Statement of
Operations Data:

Revenues	$ 3,380	(5.7%)	$ 3,583

Cost of revenues	2,991	(0.5%)	3,006

Gross profit	389	(32.7%)	577

Operating expenses	2,045	(10.4%)	2,283

	(1,656)	*	(1,706)

Other income (expense)	9	(85.9%)	67

Loss before income taxes	(1,647)	*	(1,639)

Federal and state income taxes	-	*	-

Net loss	$ (1,647)	*	$ (1,639)

Percentage of Revenues:

Revenues	100.0%	100.0%

Cost of revenues	88.5	83.9

Gross profit	11.5	16.1

Operating expenses	60.5	63.7

	(49.0)	(47.6)

Other income (expense)	0.3	1.9

Loss before income taxes	(48.7)	(45.7)

Federal and state income taxes	-	-

Net loss	(48.7%)	(45.7%)

*

Period to period percentage change comparisons have only been calculated for positive numbers.

Comparison of Year Ended December 31, 2013 with Year Ended December 31, 2012

Our overall revenue decreased $203,000, or 6%, to $3,380,000 for the year ended December 31, 2013 from $3,583,000 for the year ended December 31, 2012.  The net decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $90,000 from the same period ended in 2012 – this decrease was the result of a decrease in demand with our Midwestern customers;

b)  Revenue from the service fees for the management of alkaline admixture decreased $272,000 from the same period ended in 2012 – this decrease was attributed primarily to our Florida-area customers, which decreased $269,000 compared to the same period in 2012; and

c)  Our processing revenue, including facility management revenue, showed a net increase of $177,000 over the same period ended in 2012.  This was primarily from our Florida operation, which showed an increase of $202,000 in facility management and product revenue from 2012, and secondarily from both the loss of the Toledo operation, which accounted for $15,000 of the decrease – these were customers that were billed in early 2012 for the final sales of N-Viro Soil from that facility - and a decrease of $10,000 in royalty revenue from our Israeli agent, Dan-Viro; and

d)  Our license fee revenue decreased $16,000 over the same period ended in 2012, and was attributed directly from our Israeli agent, Dan-Viro.

Our gross profit decreased $188,000, or 33%, to $389,000 for the year ended December 31, 2013 from $577,000 for the year ended December 31, 2012, and the gross profit margin decreased to 11.5% from 16.1% for the same periods.  The decrease from the prior year in both gross profit and gross profit margin are due primarily to a decrease in total revenue and gross margin from our Florida operation.  The total revenue attributable to Florida in 2013 was $3,284,000, a decrease of $69,000 from 2012.  This revenue was generated at a gross margin of 10%, down from 15% in 2012.  Florida contributed $336,000 of gross profit, a decrease of $190,000 over the same period in 2012.  A majority of this decrease in Florida’s gross profit was from increased costs to truck sludge to process, which was transported by our subsidiary and third-party vendors at an increased cost to approved off-site disposal locations.  These costs were incurred due to unprecedented and lengthy outages at the sources of the alkaline admixture required for the N-Viro process during the period, and the need to continue to serve our customers.  Consequently we incurred greater costs to process and concurrently received lower alkaline admixture revenue for the duration of the supply shortages.

Our operating expenses decreased $238,000, or 10%, to $2,045,000 for the year ended December 31, 2013 from $2,283,000 for the year ended December 31, 2012.  The decrease was primarily due to a decrease in pension withdrawal expense of $413,000, a decrease of $314,000 in employee compensation, a decrease of $15,000 in legal and professional fees, a decrease of $5,000 in auto, travel and office expense, a decrease of $18,000 in stockholder relations and a decrease of $8,000 in penalties, offset by a increase of $310,000 in consulting costs, a decrease in the gain on the sale of fixed assets of $124,000, an increase of $86,000 in litigation settlement expense and an increase in $18,000 in director costs.  Of the total net increase of $100,000 in consulting, director, litigation settlement and employee compensation costs, $137,000 were for non-cash costs.  Therefore, for the year ended December 31, 2013, actual cash outlays in these combined categories decreased by a total of $37,000 over the same period in 2012.

As a result of the foregoing factors, we recorded an operating loss of $1,656,000 for the year ended December 31, 2013 compared to an operating loss of $1,706,000 for the year ended December 31, 2012, a decrease in the loss of $50,000.

Our net nonoperating income (expense) decreased by $58,000 to net nonoperating income of $9,000 for the year ended December 31, 2013 from net nonoperating income of $67,000 for the similar period in 2012.  The decrease in net nonoperating income was primarily due to a $43,000 decrease in the gain from liabilities extinguished, a decrease of $12,000 from the gain recorded in 2012 on the market price of warrants issued and an increase of $10,000 in interest expense, offset by an increase of $8,000 in amortization of the stock discount on convertible debentures issued in prior years.

For the years ended December 31, 2013 and 2012, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,671,000 at December 31, 2013, compared to a working capital deficit of $927,000 at December 31, 2012, resulting in a decrease in working capital of $744,000.  Current assets at December 31, 2013 included cash and cash equivalents of $81,000 (including restricted cash of $67,000), which is a decrease of $181,000 from December 31, 2012.  The net negative change of $744,000 in working capital from December 31, 2012 was primarily from a $377,000 increase in the short term portion for the pension plan withdrawal liability, a $254,000 increase in the change in short-term liabilities over assets, an increase in the current asset of $85,000 for deferred stock and warrant costs issued for consulting services and a $28,000 increase in related party loans.

In 2013 our cash flow used by operating activities was $94,000, a decrease of $56,000 over the same period in 2012.  The components of the decrease from 2012 in cash flow provided by operating activities was principally due to an increase of $479,000 in net current liabilities, a decrease of $124,000 in the gain on sale of fixed assets, a $71,000 increase in stock and stock derivatives issued for fees and services, a $12,000 decrease in the gain on the market price of warrants issued and a $6,000 increase in the provision for bad debt allowance, offset by a decrease of $418,000 in pension plan withdrawal liability, a decrease of $223,000 in net current assets and a decrease in depreciation and amortization of $99,000 and an increase in the net loss of $8,000.  We reduced the cash flow used by operating activities by slowing down payments to vendors, specifically vendors not used for the direct production of revenue.  Our accounts payable increased materially over accounts receivable in 2013, and this trend has continued into 2014.

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

Until August 2013, we had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% throughout 2013) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all of our assets, except equipment.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 we defaulted on the Line, and in April 2014 we signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after our default.  In addition to retaining certain rights and remedies, the Bank agreed to allow us to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal is repaid.

In April 2014, we issued a total of $67,500 worth of our common stock under a private placement to two existing stockholders to provide operating capital.  The issuances included warrants to purchase additional shares of our common stock.

In December 2013, we borrowed a total of $55,000 from two existing stockholders to provide operating capital.  Both notes payable were for a term of three months at an interest rate of 12%, and included warrants to purchase shares of our unregistered common stock.  In the second quarter of 2014, both stockholders converted his respective note to our common stock at the fair market value of the stock at the time of conversion, and each received warrants to purchase unregistered common stock of the Company.

In December 2012, we borrowed $25,000 from a stockholder to provide operating capital.  The note payable was for a term of three months at an interest rate of 12% and included warrants to purchase our common stock.  In February 2013, the stockholder converted the note payable to our common stock at the fair market value of the stock at the time of conversion.

In November 2012, we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  The Notice demanded a payment of $412,576, payable monthly over 20 years at an interest rate of approximately 2.8% at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  In 2012 we accrued a liability of $412,576 and recognized the expense.  In December 2013, the Company received a Notice of Default from Central States.  Subsequently the Fund’s trustee served the Company with a summons in a civil matter, and together with the Notice demands all amounts owed in withdrawal liability plus interest and penalties.  The Company remains in negotiations with Central States to agree on terms and conditions of repayment.

In August 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on all due dates during 2012 and 2013, and the January and April due dates in 2014, and is now due July 30, 2014.  We expect to extend the Note on or before the due date but pay the Note in full during 2014 or early 2015.

During 2013, we borrowed a total of $67,387 from two lenders to purchase insurance policies for general, property and directors & officers’ insurance coverage during the year.  A total of two term notes were issued, ranging from 6.6% to 8.8% interest for a term not more than one year, monthly payments totaling $6,970 and each are unsecured.  The total amount owed on these notes as of December 31, 2013 was approximately $31,600 and these notes are expected to be paid in full on the applicable maturity date, the last of which is August 2014.

From the beginning of 2006 through 2013, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of December 31, 2013, a total of three term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging three to five years, monthly payments totaling approximately $6,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of December 31, 2013 was approximately $93,400 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

At June 30, 2013, we held $455,000 of Debentures but defaulted and did not pay the holders the principal amount due, all of which currently remain outstanding.  We will continue to accrue additional interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  Subsequent to June 30, 2013, we have paid and expect to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures, after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

Because the fair market value of our common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, we were required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the twelve months ended December 31, 2013 and 2012 was $-0-.

For periods subsequent to June 30, 2011, we are required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  Amortization expense for each of the twelve months ended December 31, 2013 and 2012 was $8,184 and $16,368, respectively.

For 2014, we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our new processing facility in Bradley and the deployment of the N-Viro Fuel technology.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we expect to arrange for replacement financing with other lending institutions, we have no borrowing availability under the line of credit.  We have borrowed money from third parties and related parties and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  We have slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2012 we modified all outstanding common stock warrants to reduce their weighted average exercise price.  In 2013 we further modified all outstanding warrants to enhance their exercisability and realized $124,000 in exercises in 2013.  Beginning in March 2014, our operations in Volusia County, Florida, which now represent substantially all of our revenue, have been voluntarily delayed for a short time while we move our assets and employ personnel to our new site in Bradley, Florida.  We consider our relationship with the current landlord to be satisfactory overall as we work together to reduce and eventually terminate operations on their site.  While operations are expected to resume in Bradley in June 2014, this reduction in revenue, while temporary, has materially reduced available cash to fund current or prior expenses incurred.

For our financial statements for the year ended December 31, 2013, we have received an unqualified audit report from our independent registered public accounting firm that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, our recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Allowance for Doubtful Accounts – We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable.  The balance of the allowance at December 31, 2013 and 2012 is $101,260 and $90,000, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

N-Viro International Corporation

We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  UHY LLP

UHY LLP

Farmington Hills, Michigan

June 2, 2014

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 14,344	$ 52,625
Restricted	66,592	209,181
Receivables, net:
Trade	299,992	283,380
Other	10,918	17,182
Deferred costs - stock and warrants issued for services	258,613	343,480
Prepaid expenses and other assets	57,571	78,849
Total current assets	708,030	984,697

Property and equipment, net	873,542	993,971

Deferred costs - stock and warrants issued for services - long-term	125,251	280,872

Intangible and other assets, net	68,294	78,969

TOTAL ASSETS	$ 1,775,117	$ 2,338,509

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt	$ 92,249	$ 188,902
Notes payable - related parties, net of discount	228,000	200,000
Convertible debentures, net of discount	455,000	446,816
Line of credit	218,000	370,000
Accounts payable	850,702	597,426
Pension plan withdrawal liability	404,672	27,003
Accrued liabilities	130,608	81,343
Total current liabilities	2,379,231	1,911,490

Long-term debt, less current maturities	32,818	92,014
Pension plan withdrawal liability - long-term	-	384,291

Total liabilities	2,412,049	2,387,795

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, Authorized - 2,000,000 shares
Issued - -0- shares in 2013 and 2012	-	-
Common stock, $.01 par value
Authorized - 35,000,000 shares
Issued - 7,047,521 shares in 2013 and 6,664,087 shares in 2012	70,475	66,641
Additional paid-in capital	29,864,113	28,630,416
Accumulated deficit	(29,886,630)	(28,061,453)
	47,958	635,604

Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' deficit	(636,932)	(49,286)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,775,117	$ 2,338,509

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and 2012

	2013	2012

REVENUES	$ 3,379,602	$ 3,583,155

COST OF REVENUES	2,990,995	3,006,140

GROSS PROFIT	388,607	577,015

OPERATING EXPENSES
Selling, general and administrative	2,045,111	2,283,314

OPERATING LOSS	(1,656,504)	(1,706,299)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	115,202	158,175
Gain on fair value change of warrants issued	-	12,196
Interest income	894	1,486
Amortization of discount on convertible debentures	(8,184)	(16,368)
Interest expense	(98,385)	(87,998)
TOTAL OTHER INCOME	9,527	67,491

LOSS BEFORE INCOME TAXES	(1,646,977)	(1,638,808)

Federal and state income taxes	-	-

NET LOSS	(1,646,977)	(1,638,808)

Basic and diluted loss per share	(0.24)	(0.26)

Weighted average common shares outstanding - basic and diluted	6,840,060	6,218,623

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2013 and 2012

			Additional
	Shares of	Common	Paid-in	Accumulated	Treasury
	Common Stock	Stock ($)	Capital ($)	Deficit ($)	Stock ($)	Total ($)

BALANCE - JANUARY 1, 2012	6,191,420	61,914	26,883,156	(25,814,035)	(684,890)	446,145

Net loss	-	-	-	(1,638,808)	-	(1,638,808)
Deemed dividend on extension of stock warrants	-	-	608,610	(608,610)	-	-
Share-based compensation expense	399,963	4,000	1,052,927	-	-	1,056,927
Exercise of stock warrants	704	7	978	-	-	985
Issuance of common stock	72,000	720	84,745	-	-	85,465

BALANCE - DECEMBER 31, 2012	6,664,087	66,641	28,630,416	(28,061,453)	(684,890)	(49,286)

Net loss	-	-	-	(1,646,977)	-	(1,646,977)
Deemed dividend on extension of stock warrants	-	-	178,200	(178,200)	-	-
Share-based compensation expense	230,135	2,301	875,502	-	-	877,803
Warrants issued on loans	-	-	32,400	-	-	32,400
Exercise of stock warrants	128,539	1,285	122,653	-	-	123,938
Issuance of common stock	24,760	248	24,942	-	-	25,190

BALANCE - DECEMBER 31, 2013	7,047,521	70,475	29,864,113	(29,886,630)	(684,890)	(636,932)

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012

	2013	2012
Cash Flows From Operating Activities
Net loss	(1,646,977)	(1,638,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,125	283,651
Amortization of debenture stock discount	8,184	16,368
Issuance of stock, stock options and warrants for services	1,118,492	1,047,085
Loss on investment in Mahoning Valley N-Viro	-	146
Provision for bad debts	26,260	20,000
Gain on the sale of fixed assets	(28,599)	(152,632)
Increase in fair value of warrants issued	-	(12,196)
Changes in Operating Assets and Liabilities
Decrease (increase) in trade receivables	(27,872)	112,812
Decrease (increase) in prepaid expenses and other assets	(32,117)	50,445
Increase (decrease) in pension withdrawal liability	(6,622)	411,294
Increase (decrease) in accounts payable and accrued liabilities	302,591	(176,034)
Net cash used in operating activities	(93,535)	(37,869)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	20,000	217,056
Decrease (increase) to notes receivable, net	1,264	(17,183)
Decrease (increases) from restricted cash	142,589	(671)
Purchases of intangible assets	-	(7,500)
Purchases of property and equipment	(4,628)	(8,606)
Net cash provided by investing activities	159,225	183,096

Cash Flows From Financing Activities
Borrowings under long-term debt	67,387	162,320
Borrowings from related parties - short-term	55,000	-
Net cost from issuance of common stock in private placement	(30)	(95)
Proceeds from stock warrant transactions	123,908	-
Proceeds from stock options exercised	-	985
Net advances (repayments) on line-of-credit	(152,000)	70,000
Principal payments on long-term obligations	(198,236)	(370,310)
Net cash used in financing activities	(103,971)	(137,100)

Net (Decrease) Increase in Cash and Cash Equivalents	(38,281)	8,127

Cash and Cash Equivalents - Beginning	52,625	44,498

Cash and Cash Equivalents - Ending	14,344	52,625

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	93,246	110,373

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

D.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,683,000 at December 31, 2013, and has incurred recurring losses and negative cash flow from operations for the year ended December 31, 2013.  Moreover, while the Company expects to arrange for replacement financing with other lending institutions, there is no borrowing availability under the line of credit.

The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances, though there can be no assurance given that such issuances or exercises will be realized.  The Company has slowed payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2012 the Company modified all outstanding common stock warrants to reduce their weighted average exercise price.  In 2013 the Company further modified all outstanding warrants to enhance their exercisability and realized $124,000 in exercises in 2013.  Beginning in March 2014, the Company’s operations in Volusia County, Florida, which now represent substantially all of its revenue, have been voluntarily delayed for a short time while the Company moves assets and employs personnel to the Company’s new site in Bradley, Florida.  The Company considers its relationship with the current landlord to be satisfactory overall as we work together to reduce and eventually terminate operations on their site.  While operations are expected to resume in June 2014, this reduction in revenue, while temporary, has materially reduced available cash to fund current or prior expenses incurred.

E.

Cash and Cash Equivalents – The Company has cash on deposit primarily in one financial institution which, at times, may be in excess of FDIC insurance limits.

For purposes of the statements of cash flows, the Company considers all certificates of deposit with initial maturities of 90 days or less to be cash equivalents.

Restricted cash consists of:  two certificates of deposit and corresponding accrued interest which were held as collateral against the Company's line-of-credit through August 2013; one certificate of deposit and corresponding accrued interest which is held as collateral with a performance bond on behalf of one of the Company’s licensees; one certificate of deposit and corresponding accrued interest which is held as collateral on behalf of the Florida Department of Agriculture for the Company’s soil distribution license.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

F.

Accounts Receivable – The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days.  Accounts greater than 90 days past due amounted to $104,025 and $80,106 of receivables for the years ended December 31, 2013 and 2012, respectively.  The Company's policy is not to accrue and record interest income on past due trade receivables.  The Company does bill the customer finance charges on past due accounts and records the interest income when collected.

Credit is generally granted on an unsecured basis.  Periodic credit evaluations of customers are conducted and appropriate allowances are established.

Management estimates an allowance for doubtful accounts, which was $101,260 and $90,000 as of December 31, 2013 and 2012, respectively.  The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections.

G.

Property and Equipment – Property, machinery and equipment are stated at cost less accumulated depreciation.  Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets.  Generally, useful lives are five to fifteen years.  Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.  Depreciation expense amounted to $178,688 and $269,215 in 2013 and 2012, respectively.  Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.  Management believes the carrying amount is not impaired based upon estimated undiscounted future cash flows.

H.

Intangible Assets – Patent costs and territory rights are recorded at cost and then amortized by the straight-line method over their estimated useful lives (periods ranging from one and one-half to seventeen years; weighted-average amortization periods for patents/related intangibles and territory rights were 14.1 years for both December 31, 2013 and 2012).  Amortization expense amounted to $14,438 for both 2013 and 2012.  Estimated amortization expense, based on these patent costs and territory rights at December 31, 2013, for each of the ensuing five years is as follows:  2014 - $11,000;  2015 - $11,000; 2016 - $9,000; 2017 - $7,000;  2018 - $4,000.  Management has reviewed intangible assets for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.

The Company has capitalized the cost of acquiring certain customer licenses and contracts as part of the acquisition of Florida N-Viro on December 31, 2006.  Amortization expense amounted to $3,219 in both 2013 and 2012.  Estimated amortization expense, based on these capitalized license and contracts at December 31, 2013, for each of the ensuing five years is as follows:  2014 - $1,700;  2015 - $1,700; 2016 - $500; 2017 - $-0-; 2018 - $-0-.

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

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

J.

Loss Per Common Share – Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented.  For the years ended December 31, 2013 and 2012, the effects of 2,555,981 and 2,905,981 stock options outstanding, respectively, 1,849,585 and 1,619,585 warrants to purchase common stock, respectively, and, debentures that are convertible to 227,500 shares of common stock are excluded from the diluted per share calculation because they would be antidilutive.

K.

Stock Options – The Company records share-based compensation expense using a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation.  Compensation costs are recognized over the requisite period or periods that services are rendered.

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

The accounting for uncertain tax positions requires the Company to evaluate each income tax position using a two step process which includes a determination as to whether it is more likely than not that the income tax position will be sustained, based upon technical merit and upon examination by the taxing authorities. At December 31, 2013 and 2012, there were no uncertain tax positions that required accrual.  None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2010 and later remain subject to examination by the IRS and respective states.

N.

Supplemental Disclosure of Non-Cash Activity:

	2013	2012
Rakgear, Inc. - value of stock and warrants issued on consulting agreement	$ 487,900	$ -
Oregon Resource Innovations - value of stock issued on consulting agreement	70,000	-
Catalyst Corner, LLC - value of stock issued on consulting agreement	3,600	-
Newport Coast Securities - value of stock issued on agreement	-	104,000
Equiti-trend Advisors, LLC - value of stock issued on agreement	-	75,000
SAMI - value of stock and warrants issued on public relations agreement	-	421,300
	$ 561,500	$ 600,300

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

O.

Segment Information – During 2013, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 2.

Balance Sheet Data

The Company is at present not taking a charge for depreciation on certain assets located at its demo fuel site in Pennsylvania because these assets were not producing revenue in either 2012 or 2013.

Property and equipment (at cost):

	2013	2012
Buildings and leasehold improvements	$ 119,445	$ 119,445
Equipment	2,118,863	2,060,605
Equipment - idle	722,559	847,621
Furniture, fixtures and computers	59,896	59,896
	3,020,763	3,087,567
Less accumulated depreciation	2,147,221	2,093,596
	$ 873,542	$ 993,971

Deferred costs:

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company is recording a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For the years ended December 31, 2013 and 2012, the charge to earnings was approximately $97,271 and $101,500, respectively.

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 fully vested stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company took a non-cash charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For the years ended December 31, 2013 and 2012, the charge to earnings was approximately $91,300 and $95,200, respectively.

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 fully vested stock warrants to SAMI to extend the period of services performed in connection with the December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company is taking a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  For the year ended December 31, 2013, the charge to earnings was approximately $125,300.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 2.

Balance Sheet Data (Continued)

In December 2010, the Company executed a Consulting Agreement, with SLD Capital Corporation, or SLD.  The Company engaged SLD to provide business consulting services for a term of eighteen months.  For its services, the Company issued SLD 110,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately $334,000 ratably over an 18-month period starting in December 2010.  For the years ended December 31, 2013 and 2012, the charge to earnings was approximately $-0- and $99,000, respectively.

In November, 2011, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide business consulting services for a term of one year.  For its services, the Company issued Rakgear 50,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of $73,000 ratably over a 12-month period starting in November 2011.  For the years ended December 31, 2013 and 2012, the charge to earnings was approximately $-0- and $63,000, respectively.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 fully vested warrants to purchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For the year ended December 31, 2013 the charge to earnings was approximately $365,900.

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

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $75,000 ratably through January 2013, the ending date of the agreement.  For the years ended December 31, 2013 and 2012, the charge to earnings was approximately $14,500 and $60,500, respectively.

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services to be performed over a six month period.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $70,000 ratably through July 2013, the ending date of the agreement.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 2.

Balance Sheet Data (Continued)

The following is a summary of Deferred Costs – stock and warrants issued for services as of December 31:

	2013	2012
Deferred costs - Rakgear, Inc., less accumulated
amortization (2013 - $365,925; 2012 - $73,000)	$ 121,975	$ -

Deferred costs - SAMI, less accumulated
amortization (2013 - $749,611; 2012 - $401,664)	261,889	609,836

Deferred costs - Equiti-trend Advisors, less accumulated
amortization (2013 - $75,000; 2012 - $60,484)	-	14,516

	$ 383,864	$ 624,352

Intangible and Other Assets, Net:

The following is a summary of Intangible and Other Assets, Net as of December 31:

	2013	2012
Patents and related intangibles, less accumulated
amortization (2013 - $126,346; 2012 - $115,127)	$ 42,143	$ 53,362

Customer list, less accumulated amortization
(2013 - $61,803; 2012 - $58,584)	8,453	11,672

Other	17,698	13,935
	$ 68,294	$ 78,969

Accrued liabilities:

	2013	2012
Accrued payroll and employee benefits	$ 35,112	$ 31,818
Sales tax payable	-	82
Deferred compensation payable	84,658	38,440
Interest payable	10,838	11,003
	$ 130,608	$ 81,343

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 3.

Pledged Assets, Line of Credit and Long-Term Debt

Until August 2013, the Company had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% throughout 2013) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all assets (except equipment) of the Company.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 the Company defaulted on the Line, and in April 2014 the Company signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after the Company’s default.  In addition to retaining certain rights and remedies, the Bank agreed to allow the Company to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal is repaid.

In December 2013, the Company borrowed a total of $28,000, net of debt discount of $27,000, from two existing stockholders to provide operating capital.  Both notes payable were for a term of three months at an interest rate of 12%, and included warrants to purchase common stock of the Company.  In the second quarter of 2014, both stockholders converted their respective note to common stock of the Company at the fair market value of the stock at the time of conversion.

In August 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Mr. Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on all four due dates during 2012 and 2013, and the January and April due dates in 2014, and the Note is now due July 30, 2014.  The Company expects to extend the Note on or before the due date but pay the Note in full during 2014 or early 2015.

During 2013, the Company borrowed a total of $67,387 from two lenders to purchase insurance policies for general, property and directors & officers’ insurance coverage during the year.  A total of two term notes were issued, ranging from 6.6% to 8.8% interest for a term not more than one year, monthly payments totaling $6,970 and each are unsecured.  The total amount owed on these notes as of December 31, 2013 was approximately $31,600 and these notes are expected to be paid in full on the applicable maturity date, the last of which is August 2014.

From the beginning of 2006 through 2013, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of December 31, 2013, a total of three term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging three to five years, monthly payments totaling approximately $6,000 and all secured by equipment.  The total amount owed on all equipment-secured notes as of December 31, 2013 was approximately $93,400 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 3.

Pledged Assets, Line of Credit and Long-Term Debt (Continued)

In November 2012, the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  The Notice demanded a payment of $412,576, payable monthly over 20 years at an interest rate of approximately 2.8% at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  In December 2013, the Company received a Notice of Default from Central States, and subsequently the Fund’s trustee served the Company with a summons in a civil matter, and together with the Notice demanded all amounts owed in withdrawal liability plus interest and penalties.  The Company remains in negotiations with Central States to agree on terms and conditions of repayment.

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

During 2009 the Company issued $765,000 of Debentures to a total of twenty-three accredited investors, and one investor converted $10,000 of Debentures into unregistered common stock.  During 2010 the Company issued $55,000 of Debentures, and three investors converted a total of $90,000 of Debentures into unregistered common stock.  The Debentures matured at June 30, 2011, however sixteen investors holding Debentures totaling $455,000 elected to replace them with new ones that matured at June 30, 2013.  All other features of the “expired” Debentures remained the same in the replacement ones, except for the new maturity date.  Of the three investors totaling $265,000 who did not replace their existing Debentures with new ones, two investors totaling $215,000 had their Debentures repaid and one investor converted $50,000 into unregistered common stock concurrent at June 30, 2011.

At June 30, 2013, the Company held $455,000 of Debentures but defaulted and did not pay the holders the principal amount due, all of which currently remain outstanding.  The Company will continue to accrue additional interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  Subsequent to June 30, 2013, the Company has paid and expects to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures, after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

Because the fair market value of the Company’s common stock (the underlying security in the Debentures) may have been above the conversion price of $2.00 per share at the date of issuance, the Company was required under GAAP to record a discount given for certain (now) “expired” Debentures sold, which totaled $184,975.  The discount was then required to be amortized as a period expense over the periods the Debentures were scheduled to be outstanding, which averaged 20 months, through the maturity date of June 30, 2011.  Amortization expense on these “expired” Debentures for each of the twelve months ended December 31, 2013 and 2012 was $-0-.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 3.

Pledged Assets, Line of Credit and Long-Term Debt (Continued)

For periods subsequent to June 30, 2011, the Company is required under GAAP to record a discount for certain Debentures replaced, which totals $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount is required to be amortized as a period expense over the next eight quarters the Debentures are scheduled to be outstanding.  Amortization expense for each of the twelve months ended December 31, 2013 and 2012 was $8,184 and $16,368, respectively.

Approximate aggregate maturities of long-term debt for the years ending December 31 are as follows:  2014 - $1,207,000;  2015 - $27,000;  2016 - $6,000;  2017 - $-0-;  2018 - $-0-.

Long-term debt at December 31, 2013 and 2012 is as follows:

	2013	2012
Notes payable - banks	$ 31,632	$ 130,044
Notes payable - equipment vendors	93,435	125,872
Pension plan withdrawal liability	404,672	411,294
Notes payable - related party and stockholders, net of discount	228,000	225,000
Convertible debentures, net of discount of $-0- in 2013 and $8,184 in 2012	455,000	446,816
	1,212,739	1,339,026
Less current maturities	1,179,921	862,721
	$ 32,818	$ 476,305

Note 4.

Related Party Transactions

In August 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer.  More details can be found in Note 3, Pledged Assets, Line of Credit and Long-Term Debt.

During 2012 the Company paid Terri Kasmoch, the spouse of Timothy Kasmoch, as an employee for business development, web site and company media marketing and stock promotion efforts for the Company.  From February 2012 through her ending employment date of October 31, 2012, Ms. Kasmoch participated with the executives of the Company in reducing the salary paid to her by 10% and deferring this to a future date.  Effective November 1, 2012, Ms. Kasmoch resigned from employment from the Company.  Her deferred salary remains unpaid as of December 31, 2013.

During 2013, the Company sold used equipment to Tri-State Garden Supply dba Gardenscape, a company owned and managed by the extended family of the Company’s Chief Executive Officer, Timothy Kasmoch.  Cash proceeds realized totaled $30,000 on the sale, of which $10,000 was classified as an Other Receivable at December 31, 2013.

The following table summarizes these payments for 2013 and 2012 and the balance to each of any monies owed as of December 31, 2013:

Payee	Year	Gross Payroll	Gross Proceeds sale of equipment	Total	Account payable bal. at December 31	Account receivable bal. at December 31
Terri Kasmoch	2012	$ 43,333	$ -	$ 43,333	$ 3,900	-
Gardenscape	2013	-	30,000	30,000	-	$ 10,000

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

In April 2012, the Company and VC Energy terminated the remaining agreements in effect, and VC Energy waived certain provisions regarding the remaining warrants held, including the removal of the “down-round” provision, and subsequently assigned those warrants to other, non-VC Energy holders.  As a result, the Company was no longer required to account for the future changes in the Company’s stock price after the second quarter of 2012, with regards to the fair value of the warrants previously held by VC Energy.

In both the VC Energy Agreements and its Amendment, the Company accounted for the warrants issued within the transaction with a provision that protects holders from declines in the stock price (“down-round” provisions) as a derivative security at fair value with future changes in fair value recorded in earnings.  As of December 31, 2013, VC Energy owns no warrants and correspondingly the Company has no liability recorded.  However, through the second quarter of 2012, the Company was periodically required to re-measure the fair value of the remaining warrants at the Balance Sheet date, with adjustments in the value recorded through the income statement as a gain or loss.  During the twelve months ended December 31, 2013 and 2012, the Company recorded a gain of $-0- and $12,196, respectively, on the revaluation and partial cancellation from the two issuances of the warrants to the end of the period.

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

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services over a six month period.  More details of this Agreement are contained in Note 2.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 5.

Equity Transactions (continued)

In April 2013, the Company issued 150,000 shares of unregistered common stock and 150,000 warrants to purchase unregistered shares of common stock to Rakgear, Inc. for financial consulting services.  More details of this Agreement are contained in Note 2.

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

During 2013 a total of 128,539 warrants were exercised and shares of unregistered restricted stock were issued to one insider and four non-insider owners for total net cash proceeds of $124,000.  These proceeds were all used for operating expenses.  Simultaneously and subject to the same terms and conditions and as further inducement to exercise the warrants, the Company issued a total of 128,539 warrants to these same owners as “replacement warrants” to acquire shares of our common stock at $1.00 per share, a price which was below the closing price of the stock on the date of each transaction.  In all instances the shares and the warrants issued and sold were in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

For the March and April 2012 extensions as well as the 2013 replacement warrants, the incremental fair value associated with these transactions has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the accompanying Statement of Stockholders’ Equity (Deficit).  For the years ended December 31, 2013 and 2012, the deemed dividend was $178,200 and $608,610, respectively.

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

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company was taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For the years ended December 31, 2013 and 2012, this charge was $176,800 and $471,539, respectively.

In May 2013, in connection and effective with their respective Amendment to Employment Agreement, the Board approved both a return of previously granted options and a new grant of stock options to Messrs. Kasmoch, Bohmer and McHugh, which are immediately exercisable for shares of the Company's common stock.  The grants were made pursuant to both the 2004 Plan and the 2010 Plan.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 5.

Equity Transactions (continued)

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

During the year ended December 31, 2013, the Company granted stock options totaling 50,000 shares, for 25,000 shares each in May and December, exclusive of the officers, to all outside directors.  All options granted are for a period of ten years.  The options became fully vested six months after the date of grant, and were priced, pursuant to the 2010 Plan, at $1.30 and $1.52, respectively, for a total expense of approximately $70,000, expensed ratably in 2013 and 2014 over each subsequent six-month period.  More information on these equity transactions is contained in this Form 10-K under Item 10, “Directors, Executive Officers and Corporate Governance”.

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

Also in May 2013, the Company granted 25,000 stock options to one employee.  The options granted are for a period of ten years, are exercisable at $1.28 per share and vested immediately at the date of grant.  These options were granted pursuant to the 2004 Plan and are intended as Incentive Stock Options.  To reflect the entire value of the stock options granted, the Company recorded a charge to earnings of approximately $32,500 in the second quarter of 2013.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 5.

Equity Transactions (continued)

The following summarizes the stock options activity for the years ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,905,981	$ 2.42	2,924,985	$ 2.44
Granted	395,000	$ 1.27	45,000	$ 1.01
Exercised	-	$ -	(704)	$ 1.42
Forfeited/expired during the year	(1,090,000)	$ 2.66	(63,300)	$ 2.50
Outstanding, end of year	2,210,981	$ 2.10	2,905,981	$ 2.42

Eligible for exercise at end of year	2,185,981	$ 2.11	2,519,981	$ 2.32

Weighted average fair value per option for
options granted during the year	$ 1.27		$ 1.01

Options expected to vest over the life of the Plan	2,210,981		2,905,981

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

The following assumptions were used to estimate the fair value of options granted:

	Year Ended December 31,
	2013	2012
Expected dividend yield	0.0%	0.0%
Weighted average volatility	267.6%	247.7%
Risk free interest rate	1.8 - 2.9%	1.6 - 2.0%
Expected term (in years)	7	7

Note 6.

Revenue and Major Customers

For the years ended December 31, 2013 and 2012, the Company’s largest customer accounted for approximately 41% and 33% of our revenues, respectively.  For the years ended December 31, 2013 and 2012, the top three customers accounted for approximately 68% and 60%, respectively, of the Company’s revenues.  Florida operations accounted for approximately 97% and 94% of consolidated revenue during the years ended December 31, 2013 and 2012, respectively.  The accounts receivable balance due (which are unsecured) for these three Florida customers at December 31, 2013 and 2012 was approximately $211,000 and $124,000, respectively.  Beginning in March 2014, the Company’s operations in Florida have been voluntarily delayed for a short time while the Company moves assets and employs personnel to

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 6.

Revenue and Major Customers (continued)

a new site in Bradley, Florida.  While operations are expected to resume in Bradley in June 2014, this reduction in revenue, while temporary, has materially reduced available cash to fund current or prior expenses incurred.

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

Note 7.

Commitments and Contingencies

In 2010, the Company and Timothy R. Kasmoch, the President and Chief Executive Officer, entered into an Employment Agreement for a five-year term.  Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Kasmoch is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.

In 2010, the Company and Robert W. Bohmer, the Executive Vice President and General Counsel, entered into an Employment Agreement for a five-year term.  Mr. Bohmer is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Bohmer is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.

In May 2014, the Company and Mr. Bohmer agreed to an adjustment to his employment contract, making him a part-time employee and adjusting his salary to $57,200.  Additional information is available in “Item 11 Executive Compensation” in this Form 10-K.

In 2010, the Company and James K. McHugh, the Chief Financial Officer, Secretary and Treasurer, entered into an Employment Agreement for a five-year term.  Mr. McHugh is to receive an annual base salary of $125,000, subject to an annual discretionary increase.  In addition, Mr. McHugh is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.

On May 16, 2013, the Company’s Board of Directors approved an amendment to each of the Company’s executive officer’s respective employment agreement only as it applied to the stock option grant.  Additional information is available in “Item 11 Executive Compensation” in this Form 10-K.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 7.

Commitments and Contingencies (continued)

In February 2013, the Company received a letter from counsel on behalf of one of its stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in “Item 11 Executive Compensation” of this Form 10-K.  As a result of these actions, there is currently a proposed settlement agreement in negotiation to resolve all claims arising out of the demand, and the Company anticipates a satisfactory resolution.  The Company has accrued an estimated expense of $86,500, recorded as a trade account payable, at December 31, 2013 to recognize the likely cost when a final settlement is reached.  All but $20,000 of this expense will be for a non-cash component.

On May 16, 2013, the Company’s Board of Directors approved an amendment to each of the Company’s executive officer’s respective employment agreement.  Additional information is available in the Form 8-K filed by the Company on May 22, 2013.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the years 2014 through 2016 is $40,800 each year.  The total rental expense included in the statements of operations for the year ended December 31, 2013 and 2012 is approximately $30,600 and $38,600, respectively.  Additional information is available in “Item 2 Properties” in this Form 10-K.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the years ended December 31, 2013 and 2012 is $12,000.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the years ended December 31, 2013 and 2012 is $30,000.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the year ending December 31, 2014 is $12,000.  The total rental expense included in the statements of operations for each of the years ended December 31, 2013 and 2012 is $48,000.  Effective and subsequent to April 2014, we are operating on a month to month lease with Volusia County, until such time all of our assets and finished product have been moved off the site as approved by the County.

Management believes that all of the Company’s properties are adequately covered by insurance.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 7.

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

From time to time the Company is involved in legal proceedings and subject to claims which may arise in the ordinary course of business.  Certain unsecured creditors have brought civil action against the Company related to nonpayment.  The Company has not accrued any additional amount related to these charges, but continue to negotiate payment plans to satisfy these creditors.

Note 8.

Income Tax Matters

The composition of the deferred tax assets and liabilities at December 31, 2013 and 2012 is as follows:

	2013	2012
Gross deferred tax liabilities:
Property and equipment and intangible assets	(64,600)	(48,700)
Gross deferred tax assets:
Loss carryforwards	5,542,300	4,795,300
Pension plan withdrawal exp in excess of payments	137,600	-
Section 754 basis step up	64,300	85,700
Allowance for doubtful accounts	34,400	30,600
Deferred compensation	28,800	-
Litigation settlement - non-cash portion	22,600	-
Other	500	500

Less: valuation allowance	(5,765,900)	(4,863,400)

	$ -	$ -

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Note 8.

Income Tax Matters (continued)

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2013 and 2012 and are as follows:

	2013	2012
Computed "expected" tax credit	(560,000)	(557,200)
State taxes, net of federal tax benefit	-	-
(Decrease) increase in income taxes resulting from:
Change in valuation allowance	1,135,300	164,000
Nondeductible (return of) stock options and warrants	(582,700)	174,800
Net operating loss carryforward expiration	-	232,800
Other	7,400	(14,400)

	$ -	$ -

The net operating losses available at December 31, 2013 to offset future taxable income total approximately $16,300,000 and expire principally in years 2018 - 2033.

Note 9.

Subsequent Events

In April 2014, the Company issued a total of $67,500 worth of its common stock under a private placement to two existing stockholders to provide operating capital.  The issuances included warrants to purchase additional shares of common stock of the Company.

In April 2014, the Company extended the $200,000 Promissory Note payable to a related party of Timothy Kasmoch, for an additional three months.  Additional details of this Note are provided in Note 3, Pledged Assets, Line of Credit and Long-Term Debt.

In October 2013, the Company entered into a contract to purchase real estate in Central Florida with a view towards the construction of a new facility.  Due to financial constraints, in March 2014 the Company assigned the contract to purchase to a limited liability company (“BGH”) that is owned by David Kasmoch, the father of Timothy Kasmoch, the Company’s President and Chief Executive Officer.  Concurrently, BGH closed on the purchase of the property, and as a condition to closing the seller of the property required the Company to guarantee payment of the financed portion of the purchase price of approximately $214,600.

In December 2013, the Company borrowed a total of $55,000 from two existing stockholders to provide operating capital.  Both Notes Payable were for a term of three months at an interest rate of 12% and included warrants to purchase unregistered common stock of the Company.  In the second quarter of 2014, the stockholders converted the Notes Payable to common stock at the fair market value of the stock at the time of each conversion, and each received warrants to purchase unregistered common stock of the Company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2013 for the reasons described below.

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

During the quarter ended December 31, 2013, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

Currently the Board is currently composed of four Class I Directors: Carl Richard, Joseph H. Scheib, Mark D. Hagans and Michael P. Burton-Prateley; and four Class II Directors: James H. Hartung, Timothy R. Kasmoch, Thomas L. Kovacik and Gene K. Richard (whose terms will expire upon the election and qualification of directors at the annual meetings of stockholders to be held in 2015 and 2014, respectively).  At each annual meeting of stockholders, directors will be elected for a full term of two years to succeed those directors whose terms are expiring.

The following table sets forth the names and ages of our directors.

Name	Age	Position
Michael P. Burton-Prateley	51	Class I Director
Mark D. Hagans	47	Class I Director
James H. Hartung	71	Class II Director *, Chairman of the Board
Timothy R. Kasmoch	52	Class II Director *, President and Chief Executive Officer
Thomas L. Kovacik	66	Class II Director *
Carl Richard	87	Class I Director
Gene K. Richard	54	Class II Director *
Joseph H. Scheib	57	Class I Director

_____________

* Directors with terms expiring in 2014.

Michael P. Burton-Prateley is an executive team member of BBM Energy, headquartered in London, England, and has an extensive background within the investment-banking sector.  He has advised on a broad range of transactions, including mergers and acquisitions, corporate financing, corporate restructuring, post acquisition integration and joint ventures/strategic partnerships and alliances.  He is also an experienced international corporate financier and management consultant.  Mr. Burton-Prateley earned an Economics Degree from Manchester University in Manchester, England, and a Masters Degree in Management from Templeton College at the University of Oxford, England.  Mr. Burton-Prateley is a Chartered Accountant in the UK, having qualified with KPMG.  Mr. Burton-Prateley has served as our director since his recent appointment in April 2014.  Mr. Burton-Prateley’s qualifications to serve as a director of the Company consist of strong financial, asset management and global business experience.  Given his extensive knowledge and experience in finance, Mr. Burton-Prateley has been determined to be an audit committee financial expert by the Board.

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

Gene K. Richard has been an Associate Pathologist with Consultants in Laboratory Medicine of Greater Toledo, Ohio, since June 2008.  Dr. Richard was the Associate Director of Clinical Chemistry at Methodist Hospitals of Dallas, Texas from August 1998 to July 2008, while concurrently a partner with Surgical Pathologists of Dallas and a partner with Laboratory Physicians Association.  Dr. Richard has an extensive background in clinical and anatomic pathology and specializes in surgical pathology and cytopathology.  Dr. Richard was educated at the Ohio State University College of Medicine, Medical University of South Carolina, Memorial Hospital for Cancer & Allied Diseases in New York, Memorial Sloan-Kettering Cancer Center in New York and the North Shore University Hospital at Cornell University, and has been Board Certified in Anatomic & Clinical Pathology since 1992.  Dr. Richard has served as our director since his recent appointment in April 2014.  Dr. Richard’s qualifications to serve as a director of the Company consist of his strong educational and medical experience.

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

Key Relationships

Gene K. Richard is the son of Board member Carl Richard.

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

Meetings of the Board of Directors

Our Board held eight meetings during 2013, consisting of two regular meeting and six special meetings.  Each director attended 100% of the aggregate number of meetings held by the Board of Directors and the Committees of the Board of Directors on which he served.  It is the policy of the Company that members of the Board attend the annual stockholder meeting.  Failure to attend the annual stockholder meeting without good reason is a factor the Nominating Committee and Board will consider in determining whether or not to renominate a current Board member.  All members of the Board serving at the time attended the 2013 Annual Meeting, except Messrs. Kovacik and Scheib.

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

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board.  A copy of the Code of Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K for the year ended December 31, 2013, and is posted on our web site at www.nviro.com under “Corporate Governance”.

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

*  Committee Chair

Audit Committee

Our Audit Committee consisted of Messrs. Scheib and Hagans.  In accordance with our Audit Committee Charter, each of the Audit Committee members must be “independent” as determined under the NASDAQ rules.  The Audit Committee currently is not subject to, and does not follow, the independence criteria set forth in Section 10A of the Securities Exchange Act 1934, as amended.  The Board has determined that each of the directors who serve on the Audit Committee are “independent” under the NASDAQ rules, meaning that none of them has a relationship with us that may interfere with their independence from us and our management.  Further, the Board has determined that Messrs. Scheib and Burton-Prateley qualify as a “financial expert” as defined by the Securities and Exchange Commission (the "SEC").

The Audit Committee recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities.  During 2013, the Audit Committee met one time.  The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2013.  The Audit committee is governed by a written charter, a copy of which was attached to the Proxy Statement for our annual meeting held on June 8, 2007.

Compensation Committee

The Compensation Committee determines officers’ salaries and bonuses and administers the grant of stock options pursuant to our stock option plans.  The Compensation Committee does not have a written charter.  The

Compensation Committee consisted of Messrs. Kovacik and Hartung.  The Compensation Committee met two times during 2013.

The Board has determined that all of the members of the committee are “independent” as determined under the NASDAQ standards.

Finance Committee

The Finance Committee, consisting of Messrs. Hagans, Kasmoch and Scheib, assists in monitoring our cash flow requirements and approves any internal or external financing or leasing arrangements.  The Finance Committee does not have a written charter.  The Finance Committee did not meet during 2013.

Nominating Committee

The Nominating Committee, consisting of Messrs. Scheib, Richard and Hartung, considers and recommends to the Board qualified candidates for election as Board members, and establishes and periodically reviews criteria for selection of directors.  The Nominating Committee does not have a written charter.  The Nominating Committee met one time during 2013.

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

The Nominating Committee will consider all stockholder recommendations of proposed director nominees, if such recommendations are timely received under applicable SEC regulations and include all of the information required to be included as set forth in the By-Laws.  To be considered “timely received,” recommendations must be received in writing at our principal executive offices, at N-Viro International Corporation, 2254 Centennial Road, Toledo, OH  43617, Attention: Chairman, Nominating Committee, c/o James K. McHugh, Corporate Secretary, no later than March 24, 2015.

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

Compensation of Directors

Our Board of Directors has approved the payment of cash compensation to non-employee directors in exchange for their service on the Board.  The amount of cash compensation to be received by each non-employee director is $1,000 per regular meeting attended during each calendar year, and $500 per special meeting attended.  Our Board of Directors generally has two meetings per calendar year.  The Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees thereof.  During 2013, the Board voluntarily waived the cash compensation for all of the regular and the special meetings, but received unregistered common stock in lieu of cash for attendance at the regular meetings, and no compensation in any form for the special meetings.

Under our current stock option plan, the N-Viro International Corporation 2010 Stock Option Plan (“2010 Plan”), each non-employee Director automatically receives a grant of options to purchase 5,000 shares of Common Stock for each regular meeting attended, and an option to purchase 2,500 shares of Common Stock for each special meeting attended, subject to a maximum of 30,000 options in any calendar year.  During 2013, the Board voluntarily waived the grant of options for all of the special meetings.

Directors who are our employees do not receive any additional compensation for serving as Directors.  Directors who are our consultants do not receive any additional cash compensation for serving as Directors, but do receive stock options per the provisions of the 2010 Plan.

See “Certain Relationships and Related Transactions” for additional compensation to directors.

DIRECTOR COMPENSATION

	Fees	Fees		Non-Equity	Non-Qualified	Non-Qualified
	Earned or	Earned or		Incentive	Incentive	Deferred	All
	Paid in	Paid in	Option	Plan	Plan	Compensation	Other
Name	Cash	Stock (1)	Awards	Compensation	Compensation	Earnings	Compensation	Total
Joseph Scheib	-	2,000	13,995	-	-	-	-	15,995
Carl Richard	-	2,000	13,995	-	-	-	-	15,995
James Hartung	-	2,000	13,995	-	-	-	-	15,995
Mark Hagans	-	2,000	13,995	-	-	-	-	15,995
Thomas Kovacik	-	2,000	13,995	-	-	-	-	15,995
Timothy Kasmoch	-	-	-	-	-	-	-	-
	$ -	$ 10,000	$ 69,975	$ -	$ -	$ -	$ -	$ 79,975

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

Name	Age	Position
Timothy R. Kasmoch	52	President and Chief Executive Officer
Robert W. Bohmer	44	Executive Vice-President and General Counsel
James K. McHugh	55	Chief Financial Officer, Secretary and Treasurer

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC.  Copies of all filed reports are required to be furnished to us pursuant to Section 16(a).  Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2013, with the following exceptions:

Carl Richard was late filing a Form 4 (Statement of Changes of Beneficial Ownership of Securities) in connection with three separate purchases of Common Stock on the open market that occurred between January 9 and January 11, 2013.  The Form 4 was filed on January 16, 2013.

Item 11.

Executive Compensation

Compensation of Executive Officers

The following table presents the total compensation paid to our Chief Executive Officer, Executive Vice President and Chief Financial Officer during 2013 and 2012.  There were no other executive officers who were serving at the end of 2013 or 2012 and whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary (3)	Bonus	Awards	Awards (4)	Compensation	Earnings	Compensation	Total

Timothy R. Kasmoch	2013	150,000	-	-	(1,321,580)	-	-	10,200	(1,161,380)
President and CEO (1)	2012	150,000	-	-	249,015	-	-	53,533	452,548

Robert W. Bohmer	2013	150,000	-	-	(444,166)	-	-	-	(294,166)
Executive V.P.	2012	150,000	-	-	169,542	-	-	-	319,542

James K. McHugh	2013	125,000	-	-	(35,446)	-	-	399	89,953
Chief Financial Officer (2)	2012	125,000	-	-	52,982	-	-	399	178,381

(1)

For the “All Other Compensation” column, Mr. Kasmoch’s spouse was compensated in cash as an employee during 2012 for $43,333 until her resignation effective October 31, 2012.  Additionally, Mr. Kasmoch was compensated in cash for the use of his personal vehicle for $10,200 for each of 2013 and 2012.  Approximately 10% of the 2013 and 2012 amounts for both Mr. and Mrs. Kasmoch have been deferred and are expected to be paid in 2014.

(2)

For the “All Other Compensation” column, Mr. McHugh is taxed on the imputed benefit of a life insurance policy that benefits his personal beneficiary for one-half the face value of the policy and N-Viro International Corporation for the other one-half.

(3)

Amounts listed are each executive’s gross salary per their March 2010 employment agreement.  Starting in February 2012, all officers listed, in addition to Mr. Kasmoch’s spouse, voluntarily deferred 10% of their gross salary.  In December 2012, each officer elected to be paid approximately $2,500 of their deferred balance in unregistered common stock of the Company.  The balance of deferred salary continues to be accrued and is expected to be paid in 2014.  The amount of deferred salary before related payroll taxes total approximately $79,500 at December 31, 2013.

(4)

The amounts included in the Option Awards column include the aggregate fair value of options granted and/or expensed in the fiscal year computed in accordance with FASB ASC Topic 718.  In May 2013, all three executives voluntarily returned stock option grants that were granted in 2010 as part of their respective employment agreement, and, in the case of Mr. Kasmoch only, a 2011 grant.  The above table includes the value of the options returned that were previously disclosed in this Item 11 of the Form 10-K filed for the years ending December 31, 2010, 2011 and 2012.  We continue to use the Black-Scholes model to measure the grant date fair value of stock options.  For a discussion of the valuation assumptions used to value the options, see Note 5 to our Consolidated Financial Statements included in this annual report on Form 10-K for the fiscal year ended December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

						STOCK AWARDS
	OPTION AWARDS
								Equity	Equity
			Equity					Incentive	Incentive
			Incentive					Plan Awards:	Plan Awards:
			Plan				Market	# Unearned	Market or
	# of	# of	Awards:			# of	Value of	Shares,	Payout Value
	Securities	Securities	# Securities			Shares or	Shares or	Units or	of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	Other Rights	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	or Other Rights
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Not	That Have
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested ($)	Vested	Not Vested ($)
Timothy R. Kasmoch	250,000	-	-	$ 2.00	12/30/16	-	$ -	-	$ -
Timothy R. Kasmoch	2,500	-	-	$ 1.70	2/15/16	-	$ -	-	$ -
Timothy R. Kasmoch	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
Timothy R. Kasmoch	243,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
Timothy R. Kasmoch	75,000	-	-	$ 3.27	3/18/20	-	$ -	-	$ -
Timothy R. Kasmoch	100,000	-	-	$ 1.63	8/10/21	-	$ -	-	$ -
Timothy R. Kasmoch	125,000	-	-	$ 1.25	5/16/23	-	$ -	-	$ -

Robert W. Bohmer	100,000	-	-	$ 2.80	6/13/17	-	$ -	-	$ -
Robert W. Bohmer	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
Robert W. Bohmer	168,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
Robert W. Bohmer	75,000	-	-	$ 3.27	3/18/20	-	$ -	-	$ -
Robert W. Bohmer	125,000	-	-	$ 1.25	5/16/23	-	$ -	-	$ -

James K. McHugh	12,000	-	-	$ 2.10	11/11/14	-	$ -	-	$ -
James K. McHugh	50,000	-	-	$ 2.00	12/31/16	-	$ -	-	$ -
James K. McHugh	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
James K. McHugh	68,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
James K. McHugh	60,000	-	-	$ 3.27	3/18/20	-	$ -	-	$ -
James K. McHugh	45,000	-	-	$ 1.25	5/16/23	-	$ -	-	$ -

All options awards were made granted under our current stock option plan described under the caption "Equity Compensation Plan Information."

Employment Agreements

Effective March 17, 2010, we entered into an Employment Agreement (the “Agreement”) with Mr. Timothy R. Kasmoch as our President and Chief Executive Officer, commencing February 26, 2010.  The Agreement is for a five-year term commencing on February 26, 2010, provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term, pays Mr. Kasmoch an annual base salary of $150,000 subject to annual increase, and is eligible for an annual cash bonus in an amount to be determined.  The Agreement also provides for a stock option grant of 470,000 options that vest over a five year period, pursuant to the Second Amended and Restated 2004 Stock Option Plan.  A copy of this employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 19, 2010.

Effective March 17, 2010, we entered into an Employment Agreement (the “Agreement”) with Mr. Robert W. Bohmer as our Executive Vice President and General Counsel, commencing February 26, 2010.  The Agreement is for a five-year term commencing on February 26, 2010, provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term, pays Mr. Bohmer an annual base salary of $150,000 subject to an annual increase, and is eligible for an annual cash bonus in an amount to be determined.  The Agreement also provides for a stock option grant of 320,000 options that vest over a five year period, pursuant to the Second Amended and Restated 2004 Stock Option Plan.  A copy of this employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 19, 2010.

Effective May 1, 2014, Mr. Bohmer agreed to an adjustment to his employment contract, making him a part-time employee and allowing him to perform outside legal work with the law firm of Plassman, Rupp, Hagans & Newton with the balance of his professional time.  Mark Hagans is a member of our board and a partner in that law practice.  The modification clarifies that work done for us by Mr. Bohmer is as an employee, not as a practicing attorney, and Mr. Bohmer will do no legal work for us as an outside attorney.  Mr. Bohmer’s salary was adjusted to $57,200.

Effective March 17, 2010, we entered into an Employment Agreement (the “Agreement”) with James K. McHugh to serve as the Company’s Chief Financial Officer commencing February 26, 2010.  The Agreement is for a five-year term commencing on February 26, 2010 and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term, pays Mr. McHugh an annual base salary of $125,000 subject to an annual increase, and is eligible for an annual cash bonus in an amount to be determined.  The Agreement also provides for a stock option grant of 100,000 shares that vest over a five year period, pursuant to the Second Amended and Restated 2004 Stock Option Plan.  A copy of this employment agreement was attached to a Form 8-K as Exhibit 10.1, filed by us on March 19, 2010.

Amendments to Employment Agreements with Changes to Employee Stock Options

At a meeting of our Board of Directors on May 10, 2013, we approved an amendment to the employment agreements of each of Messrs. Kasmoch, Bohmer and McHugh (each an “Amendment”) that modifies and reduces the stock option grants provided in each of their employment agreements under the Second Amended and Restated 2004 N-Viro International Corporation Stock Option Plan (the "2004 Plan").  In addition, Mr. Kasmoch’s Amendment modifies and reduces stock options granted to him in August of 2011 under the N-Viro International 2010 Stock Option Plan (the “2010 Plan”).  Other than the changes to option grants summarized below, no other changes were made to the respective employment agreements between each named executive officer and the Company.  We filed a copy of each such amendment as an exhibit to a Form 8-K filing on May 22, 2013.

On May 16, 2013, in connection and effective with their respective Amendments, the Board approved a grant of stock options to Messrs. Kasmoch, Bohmer and McHugh, which are immediately exercisable for shares of our common stock.  The grants were made pursuant to both the 2004 Plan and the 2010 Plan.

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

All grants awarded on May 16, 2013 were priced at $1.25, the prior ten trading day average closing price of our common stock, in accordance with both the 2004 Plan and 2010 Plan.  Future grants required under each officer’s Amendment will be priced at the time of grant.

The awards to the officers were based on the recommendation of the Compensation Committee of the Board, which considered, among other things, each of the Officer’s willingness to accept a lower base compensation package.

In addition, the awards were part of the Compensation Committee’s response to the following: On January 23, 2013, our Board of Directors received a letter dated January 22, 2013 (the “Letter”) from a New York City based law firm, on behalf of one of our stockholders.  The Letter alleged that certain option grants to certain of our executive officers in 2010 and 2011 exceeded annual amounts authorized under our 2004 and 2010 Option Plans (respectively, 25,000 options and 100,000 options, and together  the “Plan Limits”), and demanded our Board investigate these claims, and if correct, that the option grants be rescinded.  The letter also contained a request that we consider adopting certain unspecified corporate governance measures.  We notified our stockholders of this demand through a Form 8-K filing on January 29, 2013.

Subsequent to the Letter we formed an independent committee (the “Special Committee”) to investigate and report to the Board concerning the allegations in the Letter, and on April 24, 2013 counsel to the Special Committee sent a reply to the Letter.  The Special Committee stated that it believed the respective grants under the 2004 and 2010 Plans were permissible based on the wording of the Plans and earlier interpretations of counsel to us concerning the operation of the Plans including the legal authority of the Compensation Committee and the Board to waive the Plan Limits.

The Special Committee also said the decision to grant multi-year awards was in aid of securing our key officers for an extended period of time without incurring the obligation to pay larger, market-driven salaries.  The option awards were designed to retain key employees while providing upside for those officers if all of the shareholders benefitted through a higher per-share price.  The Special Committee noted that none of the options have been exercised, no financial benefit has inured to any of these officers, and consequently, the Company and its stockholders have not been harmed in any manner.

The Special Committee concluded that the Compensation Committee and the Board did not act improperly.  Nevertheless, in order to avoid potential litigation to interpret the Plans, the Special Committee recommended and the Board agreed to seek voluntary returns from the individual employees of a portion of their option grants that exceeded the Plan Limits and to adopt an interpretation that no future grant of an option would exceed the Plan Limits without stockholder approval, despite contrary language allowing that action in the Plans.  Accordingly, the Special Committee, the Compensation Committee and the named employees renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee returned to the Company’s Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  The options returned were in excess of those issued using only the Plan Limits as the guideline.

Equity Compensation Plan Information

We maintain three stock option plans (only one is able to issue new grants after May 12, 2014) for directors, executive officers and key employees or outside subcontractors.  The most recent plan (“2010 Plan”) was approved by the stockholders in August 2010.  The 2010 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options for up to a maximum of 5,000,000 shares of Common Stock.  For all of the plans, the total number of options granted and outstanding as of May 1, 2014 was 2,210,981, and the number of options available for future issuance was 4,955,275.  As of May 13, 2014 the 2004 Plan will no longer be able to grant stock options, and as of May 1, 2014 had 580,275 options available for future issuance.  Currently, all of the plans are administered by the Board of Directors via a committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We had outstanding 7,055,196 shares of Common Stock, $.01 par value per share, or the Common Stock, on May 1, 2014, which constitutes the only class of our outstanding voting securities.

Five Percent Stockholders

At May 1, 2014, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock
Common Stock	Timothy R. Kasmoch 312 Stryker Street Archbold, OH 43502	1,001,878 (1)	12.6%
Common Stock	VC Energy I, LLC 3900 Paradise Road, Suite U Las Vegas, NV 89169	800,000 (2)	10.7%
Common Stock	Joseph Giulii 7030 Cardin Road Philadelphia, PA 19128	679,328 (3)	9.5%
Common Stock	Cooke Family Trust 90 Grande Brook Circle, #1526 Wakefield, Rhode Island 02879	627,717 (4)	8.9%
Common Stock	Carl Richard 4030 Indian Road Apt. 302 Toledo, Ohio 43606	554,677 (5)	7.5%
Common Stock	Robert W. Bohmer 2339 St. Roberts Lane Toledo, OH 43617	519,388 (6)	6.9%
Common Stock	Joseph H. Scheib 6937 Hunters Way Raleigh, NC 27615	376,315 (7)	5.2%

1.

The shares attributed to Mr. Kasmoch include 111,378 shares of Common Stock, 820,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.25 to $3.27 per share and 70,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

2.

The shares attributed to VC Energy I, LLC include 400,000 shares owned beneficially and 400,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.  This information was derived from the Schedule 13G filed on July 8, 2010.

3.

The shares attributed to Mr. Giulii include 554,328 shares owned beneficially and 125,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.00 to $1.37 per share.  This information was derived from the Schedule 13G filed on March 11, 2014.

4.

The shares attributed to the Cooke Family Trust include 627,267 shares owned beneficially and 450 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.  This information was derived from the Schedule 13D Amendment #5 filed on May 10, 2010 by the Cooke Family Trust.

5.

The shares attributed to Mr. Richard include 253,667 shares of Common Stock, 110,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 191,010 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.63 to $1.31 per share.

6.

The shares attributed to Mr. Bohmer include 6,388 shares of Common Stock, 493,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.25 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

7.

The shares attributed to Mr. Scheib include 170,765 shares of Common Stock, 106,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 99,300 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.63 to $1.00 per share.

Security Ownership of Management

The following table sets forth, as of May 1, 2014, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group.  Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 7,055,196 shares of Common Stock outstanding on the record date.  Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock warrants or stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	[1]	Percent of Class
Common Stock	Michael Burton-Prateley	26,235	[2]	0.37%
Common Stock	Mark D. Hagans	117,481	[3]	1.64%
Common Stock	James H. Hartung	135,441	[4]	1.89%
Common Stock	Timothy R. Kasmoch	1,001,878	[5]	12.61%
Common Stock	Thomas L. Kovacik	127,191	[6]	1.77%
Common Stock	Carl Richard	554,677	[7]	7.54%
Common Stock	Gene K. Richard	230,435	[8]	3.22%
Common Stock	Joseph H. Scheib	376,315	[9]	5.18%
Common Stock	Robert W. Bohmer	519,388	[10]	6.86%
Common Stock	James K. McHugh	297,450	[11]	4.06%
Common Stock	All directors and executive officers as a group (10 persons)	3,386,491	[12]	34.82%

1.

Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

2.

Represents 1,235 shares of Common Stock owned by Mr. Burton-Prateley, 25,000 shares issuable upon exercise of options which are currently exercisable at a price of $1.28 per share.

3.

Represents 8,296 shares of Common Stock owned by Mr. Hagans, 89,185 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.88 to $3.90 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

4.

Represents 6,505 shares of Common Stock owned by Mr. Hartung, 98,046 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.88 to $3.90 per share and 30,890 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

5.

Represents 111,378 shares of Common Stock owned by Mr. Kasmoch, 820,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.25 to $3.27 per share and 70,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

6.

Represents 5,691 shares of Common Stock owned by Mr. Kovacik, 101,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.88 to $3.90 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

7.

Represents 253,667 shares of Common Stock owned by Mr. C. Richard, 110,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 191,010 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.63 to $1.31 per share.

8.

Represents 134,006 shares of Common Stock owned by Mr. G. Richard and 96,429 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.63 to $1.00 per share.

9.

Represents 170,765 shares of Common Stock owned by Mr. Scheib, 106,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 99,300 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.63 to $1.00 per share.

10.

Represents 6,388 shares of Common Stock owned by Mr. Bohmer, 493,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.25 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

11.

Represents 17,450 shares of Common Stock owned by Mr. McHugh, 260,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $1.25 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

12.

Represents 715,381 shares of Common Stock owned by the directors and officers, 2,103,481 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and a total of 567,629 unregistered shares issuable upon exercise of warrants which are currently exercisable at a at prices ranging from $0.63 to $1.28 per share.

Item 13.

Certain Relationships and Related Transactions and Director Independence

During 2012, we paid Terri Kasmoch, the spouse of President and Chief Executive Officer Timothy Kasmoch, as an employee for business development, web site and company media marketing and stock promotion efforts for the Company.  During 2013, we sold used equipment to Tri-State Garden Supply dba Gardenscape, a company owned and managed by the extended family of Timothy Kasmoch.  For more detail, see Footnote 4 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K.

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

Audit services of UHY LLP (“UHY”) included the audit of our annual financial statements for 2013 and 2012, and services related to quarterly filings with the SEC through the reporting period ended September 30 in each of those years.  Fees for these services totaled approximately $47,800 for 2013 and $69,400 for 2012.

Audit Related Fees

There were no fees billed for the years ended December 31, 2013 and December 31, 2012 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

There were no fees billed for the years ended December 31, 2013 and December 31, 2012 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ended December 31, 2013 and December 31, 2012 for assistance on accounting related matters.

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

10.2

Employment Agreement, dated March 17, 2010 between Timothy R. Kasmoch and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2010).

10.3

Employment Agreement, dated March 17, 2010 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 19, 2010).

10.4

Employment Agreement, dated March 17, 2010 between James K. McHugh and N-Viro International Corporation (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 19, 2010).

10.5

Amendment to employment agreement, dated May 16, 2013 between Timothy R. Kasmoch and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 22, 2013).

10.6

Amendment to employment agreement, dated May 16, 2013 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 22, 2013).

10.7

Amendment to employment agreement, dated May 16, 2013 between James K. McHugh and N-Viro International Corporation (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 22, 2013).

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

10.11

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

Dated: June 2, 2014

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

Dated:  June 2, 2014

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

/s/  Thomas L. Kovacik*

Joseph H. Scheib, Director

Thomas L. Kovacik, Director

/s/  Carl Richard*

/s/  Michael Burton-Prateley*

Carl Richard, Director

Michael Burton-Prateley

/s/  Gene K. Richard*

Gene K. Richard, Director

* by James K. McHugh, Attorney-In-Fact

42