Form 10-Q
period 2014-03-31
N-VIRO INTERNATIONAL CORP
filed 2014-08-06
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

As of August 1, 2014, 7,353,960 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Mar 31
	2014	2013

REVENUES	$ 523,588	$ 783,204

COST OF REVENUES	504,264	938,913

GROSS PROFIT (LOSS)	19,324	(155,709)

OPERATING EXPENSES
Selling, general and administrative	477,471	501,820
Gain on disposal of assets	(67,679)	-
Total Operating Expenses	409,792	501,820

OPERATING LOSS	(390,468)	(657,529)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	-	60,755
Interest income	52	375
Amortization of discount on convertible debentures	-	(4,092)
Interest expense	(49,668)	(25,389)
Total Other Income (Expense)	(49,616)	31,649

LOSS BEFORE INCOME TAXES	(440,084)	(625,880)

Federal and state income taxes	-	-

NET LOSS	($ 440,084)	($ 625,880)

Basic and diluted loss per share	($ 0.06)	($ 0.09)

Weighted average common shares outstanding - basic and diluted	6,924,021	6,596,167

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 98,605	$ 14,344
Restricted	66,645	66,592
Receivables, net:
Trade, net of allowance for doubtful accounts of $101,260
at March 31, 2014 and December 31, 2013	181,106	299,992
Other	10,918	10,918
Prepaid expenses and other assets	53,660	57,571
Deferred costs - stock and warrants issued for services	136,638	258,613
Total current assets	547,572	708,030

PROPERTY AND EQUIPMENT, NET	779,799	873,542

INTANGIBLE AND OTHER ASSETS, NET	147,642	193,545

TOTAL ASSETS	$ 1,475,013	$ 1,775,117

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 69,011	$ 92,249
Note payable - related parties	255,000	228,000
Convertible debentures, net of discount	455,000	455,000
Line of credit	218,000	218,000
Accounts payable	757,979	850,702
Pension plan withdrawal liability	407,448	404,672
Accrued liabilities	184,710	130,608
Total current liabilities	2,347,148	2,379,231

Long-term debt, less current maturities	24,089	32,818

Total liabilities	2,371,237	2,412,049

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2014 and 2013	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 7,047,521 in 2014 and 2013	70,475	70,475
Additional paid-in capital	30,044,903	29,864,113
Accumulated deficit	(30,326,712)	(29,886,630)
	(211,334)	47,958
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' deficit	(896,224)	(636,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,475,013	$ 1,775,117

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended Mar 31
	2014	2013
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 38,886	($ 13,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Increases to restricted cash	(52)	(139)
Proceeds from the sale of property and equipment	77,395	-
Increases to note receivable	-	(236)
Purchases of property and equipment	-	(4,628)
Net cash provided by (used in) investing activities	77,343	(5,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock warrants exercised	-	123,910
Net repayments on line of credit	-	(60,000)
Principal payments on long-term obligations	(31,968)	(75,505)
Net cash used in financing activities	(31,968)	(11,595)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	84,261	(30,550)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,344	52,625

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$ 98,605	$ 22,075

Supplemental disclosure of cash flows information:
Cash paid during the three months ended for interest	$ 30,690	$ 27,682

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

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the three months ended March 31, 2014 may not be indicative of the results of operations for the year ending December 31, 2014.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2013.

The financial statements are consolidated as of March 31, 2014, December 31, 2013 and March 31, 2013 for the Company.  All intercompany transactions were eliminated.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  There have been no changes in the selection and application of significant accounting policies and estimates disclosed in “Item 8 – Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,800,000 at March 31, 2014, has incurred recurring losses and negative cash flow from operations for the year ended December 31, 2013, but incurred nominal positive cash flow from operating activities for the first three months of 2014.  Moreover, while the Company expects to arrange for replacement financing with other lending institutions, there is no borrowing availability under the line of credit at March 31, 2014.  The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances, though there can be no assurance given that such issuances or exercises will be realized.  The Company has slowed payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2012 the Company modified all outstanding common stock warrants to reduce their weighted average exercise price, and in the first quarter of 2013 further modified all outstanding warrants and realized $124,000 in exercises.  Beginning in March 2014, the Company’s operations in Volusia County, Florida, which now represent substantially all revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to the Company’s new site in Bradley, Florida.  The Company considers its relationship with the current landlord to be satisfactory overall as we work to reduce and eventually terminate operations on their site.  While operations resumed in Bradley in June 2014, this reduction in revenue, while temporary, materially reduced available cash to fund current or prior expenses incurred.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Long-Term Debt and Line of Credit

Until August 2013, the Company had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at March 31, 2014) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all assets (except equipment) of the Company.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 the Company defaulted on the Line, and in April 2014 the Company signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after the Company’s default.  In addition to retaining certain rights and remedies, the Bank agreed to allow the Company to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal is repaid.  As of the date of this filing, the Company is in default of the forbearance agreement, having made a total of $86,000 out of the approximately $147,000 in scheduled payments.  As of August 1, 2014, the principal owed the Bank was approximately $132,000.

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

In 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on all four due dates during 2012 and 2013, and the January and April due dates in 2014, and the Note is now due July 30, 2014.  The Company expects to extend the Note on or before the due date but pay the Note in full during 2014 or early 2015.

From the beginning of 2006 through the first quarter of 2014, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of March 31, 2014, a total of three term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging three to five years, monthly payments totaling approximately $5,700 and all secured by equipment.  The total amount owed on all equipment-secured notes as of March 31, 2014 was approximately $76,200 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

Note 3.

Commitments and Contingencies

In 2010, the Company and Robert W. Bohmer, the Executive Vice President and General Counsel, entered into an Employment Agreement for a five-year term.  In May 2014, the Company and Mr. Bohmer agreed to an adjustment to his employment contract, making him a part-time employee and adjusting his salary to $57,200.  Additional information is available in “Item 11 Executive Compensation” in the Form 10-K filed by the Company on June 2, 2014.

In February 2013, the Company received a letter from counsel on behalf of one of its stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in the Form 10-K filed by the Company on June 2, 2014.  As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment of $20,000 ratably over six months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.  Based on the terms of the settlement, the Company accrued an estimated expense of $86,500, recorded as a trade account payable, at December 31, 2013 and, due to an increase in the underlying valuation of the warrants, an additional accrual of $93,900 for the three months ended March 31, 2014, for a total expense of $180,400 to recognize the cost of the final settlement.  All but $20,000 of this expense is for the non-cash component.

Also in May 2013, the Company’s Board of Directors approved an amendment to each of the Company’s executive officer’s respective employment agreement.  Additional information is available in the Form 8-K filed by the Company on May 22, 2013.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the years 2014 through 2016 is $40,764 each year.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2014 and 2013 is approximately $10,200.  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2014 and 2013 is $3,000.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2014 and 2013 is $7,500.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the year ending December 31, 2014 is $12,000.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2014 and 2013 is $12,000.  Effective April 2014, the Company is operating on a month to month lease with Volusia County, until such time all of the Company’s assets and finished product have been moved off the site as approved by the County.

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC (“BGH”), a company owned by David Kasmoch, the father of Timothy R. Kasmoch, the Company’s President and Chief Executive Officer.  The lease term is for five years beginning June 1, 2014 and a monthly payment of $10,000.  The total minimum rental commitment for the year ending December 31, 2014 is $70,000, for each of the years ending December 31, 2015 through 2018 is $120,000 and for the year ending December 31 2019 is $50,000.  This lease is for the Company’s new operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  A liability and related asset of $420,346 will be recorded in June 2014 concurrent with the start of the lease agreement.

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

Note 4.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition.  ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  It is effective for annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company will evaluate the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

Accounting Standards Updates not effective until after March 31, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 5.

Segment Information

The Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 6.

Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the three months ended March 31, 2014 and 2013 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 7.

Common Stock

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For the three months ended March 31, 2014 and 2013, the charge to earnings was approximately $-0- and $25,400, respectively.

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company recorded a non-cash charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For the three months ended March 31, 2014 and 2013, the charge to earnings was approximately $-0- and $23,800, respectively.

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $75,000 ratably through January 2013, the ending date of the agreement.  For the three months ended March 31, 2014 and 2013, the charge to earnings was approximately $-0- and $14,500, respectively.

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to SAMI to extend the period of services performed in connection with the December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company is recording a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  For the three months ended March 31, 2014 and 2013, the charge to earnings was approximately $34,200 and $57,000, respectively.

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services to be performed over a six month period.  To reflect the entire value of the stock issued, the Company is recorded a non-cash charge to earnings of $70,000 ratably through July 2013, the ending date of the agreement.  For the three months ended March 31, 2014 and 2013 the charge to earnings was approximately $-0- and $32,400, respectively.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 warrants to purchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For the three months ended March 31, 2014 and 2013 the charge to earnings was approximately $122,000 and $-0-, respectively.

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

In addition to its first stock option plan approved in 1993, the Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock may be issued.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2013 and 2014 from both the 2004 and 2010 Plans at the approximate market value of the stock at date of grant, as defined in each of the plans.

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company was taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For the three months ended March 31, 2014 and 2013 this charge was $-0- and $117,900, respectively.

In May 2013, in connection and effective with their respective Amendment to Employment Agreement, the Board approved both a return of previously granted options and a new grant of stock options to Messrs. Kasmoch, Bohmer and McHugh, which are immediately exercisable for shares of the Company's common stock.  The grants were made pursuant to both the 2004 Plan and the 2010 Plan.  All grants awarded were priced at $1.25, in accordance with both the 2004 Plan and 2010 Plan.  Future grants required under each officer’s Amendment will be priced at the time of grant.  Additional information is available in the Company’s Form 10-K filed June 2, 2014, under Item 11, “Executive Compensation”.

In November 2012, the Company granted stock options totaling 20,000 options to four directors.  All of the options granted were for a period of ten years, were pursuant to the 2010 Plan, are exercisable at $0.88 and did not vest until May 2013.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $17,200 ratably over the subsequent six-month period.  For the three months ended March 31, 2013, the Company recorded an expense of approximately $8,600.

In December 2013, the Company granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.52 and did not vest until June 2014.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $36,700 ratably over the subsequent six-month period.  For the three months ended March 31, 2014, the Company recorded an expense of approximately $18,400.

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

In February 2013, the Board of Directors approved a plan to modify all Company warrants by offering any warrant holder who exercises a “replacement warrant”.  All other terms and conditions of all outstanding warrants remain unchanged.  In February and March 2013, five warrant holders exercised a total of 127,264 warrants at $1.00 and were issued a total of 127,264 shares of restricted common stock and 127,264 replacement warrants.  All of the proceeds from the exercises were used in operations.  The incremental fair value of $178,200 associated with the exercises and concurrent issuances of replacement warrants was determined using the Black-Scholes model was recorded as a deemed dividend to common stockholders in the Statement of Stockholders’ Equity in the first quarter of 2013.  In all instances the shares and the warrants issued and sold were in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Note 10.

Income Tax

For the three months ended March 31, 2014 and 2013, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 11.

Subsequent Events

In December 2013, the Company borrowed a total of $55,000 from one of the Company’s board members and an existing stockholder to provide operating capital.  Both Notes Payable were for a term of three months at an interest rate of 12% and included warrants to purchase unregistered common stock of the Company.  During the second quarter of 2014, both individuals converted their respective Note to common stock at the fair market value of the stock at the time of each conversion, and each received warrants to purchase unregistered common stock of the Company.

In April 2014, the Company extended the $200,000 Promissory Note payable to a related party of Timothy Kasmoch.  Additional details are provided in Note 2, Long-Term Debt and Line of Credit.

In April 2014, the Company entered into a share purchase agreement with one of the Company’s board members (“Purchaser”), pursuant to which the Company sold 71,429 shares of its common stock (the “Shares”) to the Purchaser for $50,000, or a purchase price of $0.70 per Share, and 71,429 warrants to purchase common stock.  The Shares are restricted and the transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In April 2014, the Company entered into a share purchase agreement with one of the Company’s board members (“Purchaser”), pursuant to which the Company sold 25,000 shares of its common stock (the “Shares”) to the Purchaser for $17,500, or a purchase price of $0.70 per Share, and 25,000 warrants to purchase common stock.  The Shares are restricted and the transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In May 2014, the Company entered into a share purchase agreement with one of the Company’s board members (“Purchaser”), pursuant to which the Company sold 37,313 shares of its common stock (the “Shares”) to the Purchaser for $25,000, or a purchase price of $0.67 per Share, and 37,313 warrants to purchase common stock.  The Shares are restricted and the transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In June 2014, Mulberry Processing, LLC entered into a contract to lease certain real property and buildings in Bradley, Florida.  Additional details are provided in Note 3, Commitments and Contingencies.

In June 2014, the Company entered into a share purchase agreement with a Purchaser pursuant to which the Company sold 100,000 shares of its common stock (the “Shares”) to the Purchaser for $100,000, or a purchase price of $1.00 per Share.  The Shares are restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In June 2014, the Company entered into a share purchase agreement with a Purchaser pursuant to which the Company sold 50,000 shares of its common stock (the “Shares”) to the Purchaser for $50,000, or a purchase price of $1.00 per Share.  The Shares are restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In July 2014, the Company entered into share purchase agreements with two Purchasers pursuant to which the Company sold 25,000 shares of its common stock (the “Shares”) to each of the Purchasers for $25,000 each, or a purchase price of $1.00 per Share.  The Shares are restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933.  The transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

On July 14, 2014 the Company settled the claims arising out of the Counsel Letter described above under Note 3 -- Commitments and Contingencies-- concerning the issuance of certain options to management of the Company by entering into a Confidential Settlement Agreement and General Release with the following terms:  Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment ratably over six months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at  a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is closed.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This 10-Q contains statements that are forward-looking.  We caution that words used in this document such as “expects,” “anticipates,” “believes,” “may,” and “optimistic,” as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.  These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from the results described in those statements.  There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including:  (i) a deterioration in economic conditions in general;  (ii) a decrease in demand for our products or services in particular;  (iii) our loss of a key employee or employees;  (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services;  (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2013 under the caption "Risk Factors."   This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved.  All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement .

Overview

We were incorporated in Delaware in April 1993, and became a public company in October 1993.  Our current business focus is to market our N-Viro FuelTM technology, which produces a renewable alternative fuel product out of certain bio-organic wastes.  This N-Viro Fuel process has been acknowledged by the United States Environmental Protection Agency (the “USEPA”) as a fuel product that can be used to produce alternative energy.  In this business strategy, the primary objective is to identify allies, public and private, which will allow the opportunity for N-Viro to build, own and operate N-Viro Fuel facilities either on its own or in concert with others.

In June 2014 we received final determination from the USEPA concluding our N-Viro Fuel process satisfies the requirements of 40 CFR part 241.3(b)(4), designating the process as a non-waste fuel product.  The determination is the result of our request for determination submitted to the USEPA in response to their issuance of 40 CFR 241.3.  The USEPA concluded through review of our request and subsequent correspondence the N-Viro Fuel process does satisfy the legitimacy criteria for both process and fuel quality.  Specifically, we were able to demonstrate the N-Viro Fuel process that; 1) manages the material as a valuable commodity; 2) the material has a meaningful heating value; and 3) contaminant levels are comparable or less than those in traditional fuels.

We have operated a biosolids processing facility located in Volusia County, Florida.  This facility produced the N-Viro SoilTM agricultural product, and has provided us with working and development capital.  In June 2014, we began production at our new biosolids processing facility in Polk County (Bradley) Florida.  Until November 2011 we operated a similar facility for a period in excess of 20 years in Toledo, Ohio, but our 2011 contract was not renewed.  Our goal is to continue to operate the Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

From the start-up in April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  In September 2011 an initial 10% substitution for coal test was performed at a western Pennsylvania power generator.  In July 2012 the positive results of this test resulted in a letter agreement with the same power producer to perform a second and final 20% substitution test of N-Viro Fuel.  We are required to obtain permitting from the Pennsylvania DEP for the mobile facility and the permit application was submitted in January 2013.  The permit review is in process and we expect to be issued the necessary permits in the third quarter of 2014.  Once both the permitting and testing are complete, we expect to negotiate long-term agreements for the N-Viro Fuel product with this power generation company.

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

Total revenues were $523,000 for the quarter ended March 31, 2014 compared to $783,000 for the same period of 2013.  The net decrease in revenue is due primarily to a decrease in sludge processing revenue.  Our cost of revenues decreased to $504,000 in 2014 from $939,000 for the same period in 2013, and the gross profit margin increased to 4% for the quarter ended March 31, 2014, from a negative 20% for the same period in 2013.  This increase in gross profit margin was primarily the result of a reduction in the cost to transport and process sludge.  Operating expenses decreased for the quarter ended March 31, 2014 over the comparative prior year period, and Nonoperating income (expense) showed a decrease from the first quarter of 2013 to 2014.  These changes collectively resulted in a net loss of $440,000 for the quarter ended March 31, 2014 compared to a net loss of $626,000 for the same period in 2013, a decrease in the loss of $186,000.

Comparison of Three Months Ended March 31, 2014 with Three Months Ended March 31, 2013

Our overall revenue decreased $260,000, or 33%, to $523,000 for the three months ended March 31, 2014 from $783,000 for the three months ended March 31, 2013.  The decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $12,000 from the same period ended in 2013;

b)  Revenue from the service fees for the management of alkaline admixture increased $100,000 from the same period ended in 2013, and

c)  Our sludge processing revenue showed a net decrease of $349,000 over the same period ended in 2013, and

Our gross profit increased $175,000, or 112%, to $19,000 for the three months ended March 31, 2014 from a negative $156,000 for the three months ended March 31, 2013, and the gross profit margin increased to 4% from a negative 20% for the same periods.  The increase in gross profit margin is primarily the result of the decrease in cost to truck sludge to process with our Florida operation, which, in the first quarter of 2013, was transported by our subsidiary and third-party vendors at an increased cost to approved off-site disposal locations but was not necessary in the first quarter of 2014.

Our operating expenses decreased $92,000, or 18%, to $410,000 for the three months ended March 31, 2014 from $502,000 for the three months ended March 31, 2013.  The decrease was primarily due to a gain on the sale of fixed assets of $68,000 in the first quarter of 2014, and a decrease of $115,000 in employee compensation costs, offset by an increase of $94,000 in litigation settlement cost.  Of the net decrease of $115,000 in employee compensation costs, $118,000 was for non-cash costs.  Therefore, for the three months ended March 31, 2014, actual cash outlays for employee compensation costs increased by a total of $3,000 over the same period in 2013.

As a result of the foregoing factors, we recorded an operating loss of $391,000 for the three months ended March 31, 2014 compared to an operating loss of $658,000 for the three months ended March 31, 2013, a decrease in the loss of $267,000.

Our net nonoperating income (expense) decreased by $81,000 to net nonoperating expense of $50,000 for the three months ended March 31, 2014 from net nonoperating income of $32,000 for the similar period in 2013.  The decrease in net nonoperating income was primarily due to a decrease in the gain of $61,000 on the extinguishment of liabilities and an increase of $24,000 in interest expense, offset by an increase of $4,100 in the amortization expense for a stock discount on debentures converted.

We recorded a net loss of $440,000 for the three months ended March 31, 2014 compared to a net loss of $626,000 for the same period ended in 2013, a decrease in the loss of $186,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $76,000 for the three months ended March 31, 2014.  Similar non-cash expenses, cash out and debt repayments for the same period in 2013 resulted in an adjusted cash loss (non-GAAP) of $380,000, a decrease in the adjusted cash loss (non-GAAP) of $303,000 for the three months ended March 31, 2014 versus the same period in 2013.

For the three months ended March 31, 2014 and 2013, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,800,000 at March 31, 2014, compared to a working capital deficit of $1,671,000 at December 31, 2013, resulting in a decrease in working capital of $128,000.  Current assets at March 31, 2014 included cash and cash equivalents of $165,000 (including restricted cash of $67,000), which is an increase of $84,000 from December 31, 2013.  The net negative change of $128,000 in working capital from December 31, 2013 was primarily from a decrease in the current asset of $122,000 for deferred stock and warrant costs issued for consulting service, and a $27,000 increase in notes payable to related parties, offset by a $21,000 increase in the change in short-term assets over liabilities.

In the three months ended March 31, 2014, our cash flow provided by operating activities was $39,000, an increase of $53,000 over the same period in 2013.  The components of the increase from 2013 in cash flow provided by operating activities was principally due to a decrease in the net loss of $186,000 and an increase of $152,000 in net current assets, offset by an increase of $235,000 in net current liabilities, a $52,000 increase in stock and stock derivatives issued for fees and services, a decrease of $68,000 in the gain on sale of fixed assets and a decrease in depreciation and amortization of $34,000.

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

Until August 2013, we had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at March 31, 2014) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all our assets, except equipment.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 we defaulted on the Line, and in April 2014 we signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after our default.  In addition to retaining certain rights and remedies, the Bank agreed to allow us to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal is repaid.  As of June 27, 2014, the principal owed the Bank was approximately $135,000.

In December 2013, we borrowed a total of $28,000, net of debt discount of $27,000, from two existing stockholders to provide operating capital.  Both notes payable were for a term of three months at an interest rate of 12%, and included warrants to purchase our common stock.  In the second quarter of 2014, both stockholders converted their respective note to our common stock at the fair market value of the stock at the time of conversion.

In November 2012, we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  The Notice demanded a payment of $412,576, payable monthly over 20 years at an interest rate of approximately 2.8% at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  In December 2013, we received a Notice of Default from Central States, and subsequently the Fund’s trustee served us with a summons in a civil matter, and together with the Notice demanded all amounts owed in withdrawal liability plus interest and penalties.  We remain in negotiations with Central States to agree on terms and conditions of repayment.

In 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on all four due dates during 2012 and 2013, and the January and April due dates in 2014, and the Note is now due July 30, 2014.  We expect to extend the Note on or before the due date but pay the Note in full during 2014 or early 2015.

From the beginning of 2006 through the first quarter of 2014, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of March 31, 2014, a total of three term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging three to five years, monthly payments totaling approximately $5,700 and all secured by equipment.  The total amount owed on all equipment-secured notes as of March 31, 2014 was approximately $76,200 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

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

As of June 30, 2013, we held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which currently remain outstanding.  We will continue to accrue additional interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  Subsequent to June 30, 2013 we have and expect to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

Between April and July 2014, a total of $242,500 in cash has been received from the issuance of stock in private placements, and another $55,000 in debt was converted to equity.  For the remainder of 2014, we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our new processing facility in Bradley.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we expect to arrange for replacement financing with other lending institutions, we have no borrowing availability under the line of credit.  We have borrowed money from third parties and related parties and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  We have slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2012 we modified all outstanding common stock warrants to reduce their weighted average exercise price.  In 2013 we further modified all outstanding warrants to enhance their exercisability and realized $124,000 in exercises in 2013.  Beginning in March 2014, our operations in Volusia County, Florida, which now represent substantially all revenue, were voluntarily delayed while we employed additional personnel and moved assets to our new site in Bradley, Florida.  We consider our relationship with the current landlord to be satisfactory overall as we work to reduce and eventually terminate operations on their site.  While operations resumed in Bradley in June 2014, this reduction in revenue, while temporary, materially reduced available cash to pay for current or prior expenses incurred.

For our financial statements for the year ended December 31, 2013, we received an unqualified audit report from our independent registered public accounting firm that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At March 31, 2014, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the three months ended March 31, 2014, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

In February 2013, our Board of Directors received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in Item 11 “Executive Compensation” of this Form 10-K.  As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment ratably over six months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at  a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.  Based on the terms of the settlement, we accrued an estimated expense of $86,500 at December 31, 2013 and, due to an increase in the underlying valuation of the warrants, an additional accrual of $93,900 for the three months ended March 31, 2014, for a total expense of $180,400 to recognize the cost of the final settlement.  All but $20,000 of this expense is for the non-cash component.

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

      August 6, 2014

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      August 6, 2014

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