Form 10-Q
period 2014-06-30
N-VIRO INTERNATIONAL CORP
filed 2014-08-19
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, 7,379,460 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30
	2014	2013	2014	2013

REVENUES	$ 170,091	$ 938,133	$ 693,680	$ 1,721,337

COST OF REVENUES	322,860	754,967	827,124	1,693,881

GROSS PROFIT (LOSS)	(152,769)	183,166	(133,444)	27,456

OPERATING EXPENSES
Selling, general and administrative	266,410	597,219	742,881	1,099,039
Gain on disposal of assets	(52,655)	-	(120,334)	-
Total Operating Expenses	213,755	597,219	622,547	1,099,039

OPERATING LOSS	(366,524)	(414,053)	(755,991)	(1,071,583)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	15,478	-	15,478	60,755
Interest income	50	285	103	660
Amortization of discount on convertible debentures	-	(4,092)	-	(8,184)
Interest expense	(25,538)	(25,851)	(75,207)	(51,240)
Total Other Income (Expense)	(10,010)	(29,658)	(59,626)	1,991

LOSS BEFORE INCOME TAXES	(376,534)	(443,711)	(815,617)	(1,069,592)

Federal and state income taxes	-	-	-	-

NET LOSS	($ 376,534)	($ 443,711)	($ 815,617)	($1,069,592)

Basic and diluted loss per share	($ 0.05)	($ 0.06)	($ 0.12)	($ 0.16)

Weighted average common shares outstanding - basic and diluted	7,096,599	6,916,821	7,010,787	6,757,380

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 17,608	$ 14,344
Restricted	66,695	66,592
Receivables, net:
Trade, net of allowance for doubtful accounts of $101,260
at June 30, 2014 and December 31, 2013	54,134	299,992
Other	30,024	10,918
Prepaid expenses and other assets	139,129	57,571
Deferred costs - stock and warrants issued for services	136,638	258,613
Total current assets	444,228	708,030

PROPERTY AND EQUIPMENT, NET	1,118,689	873,542

INTANGIBLE AND OTHER ASSETS, NET	120,914	193,545

TOTAL ASSETS	$ 1,683,831	$ 1,775,117

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 136,633	$ 92,249
Current maturity of capital lease liability	66,540	-
Note payable, in default (2014) - related parties	200,000	228,000
Convertible debentures, net of discount, in default	455,000	455,000
Line of credit, in default	136,057	218,000
Accounts payable	670,476	850,702
Pension plan withdrawal liability, in default	413,135	404,672
Accrued liabilities	217,548	130,608
Total current liabilities	2,295,389	2,379,231

Long-term debt, less current maturities	18,223	32,818
Capital lease liability - long-term, less current maturities	353,806	-

Total liabilities	2,667,418	2,412,049

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2014 and 2013	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 7,427,460 in 2014 and 2013	74,275	70,475
Receivable from common stock issuance	(50,000)	-
Additional paid-in capital	30,379,275	29,864,113
Accumulated deficit	(30,702,247)	(29,886,630)
	(298,697)	47,958
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' deficit	(983,587)	(636,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,683,831	$ 1,775,117

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2014	2013
NET CASH USED IN OPERATING ACTIVITIES	($ 281,720)	($ 79,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Increases to restricted cash	(103)	(256)
Proceeds from the sale of property and equipment	152,202	-
Collections on (increases to) note receivable	895	(403)
Purchases of property and equipment	(8,106)	(4,628)
Net cash provided by (used in) investing activities	144,888	(5,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock warrants exercised	-	123,923
Private placements of stock	192,250	-
Borrowings on long-term debt	101,175	41,835
Net repayments on line of credit	(81,943)	(5,000)
Principal payments on long-term obligations	(71,386)	(125,735)
Net cash provided by financing activities	140,096	35,023

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,264	(49,819)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,344	52,625

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$ 17,608	$ 2,806

Supplemental disclosure of cash flows information:
Cash paid during the six months ended for interest	$ 45,947	$ 56,402

Non-cash investing and financing activities:
During the six months ended June 30, 2014, the Company issued common stock with a fair value of $50,000 in exchange for a note receivable.

During the six months ended June 30, 2014, the Company entered into a capitalized lease with a net present value of $420,346.

During the six months ended June 30, 2014, the Company recorded an account receivable of $30,000 for the sale of a fixed asset.

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

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the six months ended June 30, 2014 may not be indicative of the results of operations for the year ending December 31, 2014.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2013.

The financial statements are consolidated as of June 30, 2014, December 31, 2013 and June 30, 2013 for the Company.  All intercompany transactions were eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,851,000 at June 30, 2014, has incurred recurring losses and negative cash flow from operations for the year ended December 31, 2013, and incurred negative cash flow from operating activities for the first six months of 2014.  Moreover, while the Company expects to arrange for replacement financing with other lending institutions, there is no borrowing availability under the line of credit at June 30, 2014.  The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances, though there can be no assurance given that such issuances or exercises will be realized.  The Company has slowed payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2012 the Company modified all outstanding common stock warrants to reduce their weighted average exercise price, and in the first quarter of 2013 further modified all outstanding warrants and realized $124,000 in exercises.  Beginning in March 2014, the Company’s operations in Volusia County, Florida, which now represent substantially all revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to the Company’s new site in Bradley, Florida.  The Company considers its relationship with the current landlord to be satisfactory overall as we work to reduce and eventually terminate operations on their site.  While operations resumed in Bradley in June 2014, this reduction in revenue, while temporary, materially reduced available cash to fund current or prior expenses incurred.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Long-Term Debt and Line of Credit

Until August 2013, the Company had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at June 30, 2014) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all assets (except equipment) of the Company.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 the Company defaulted on the Line, and in April 2014 the Company signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after the Company’s default.  In addition to retaining certain rights and remedies, the Bank agreed to allow the Company to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal is repaid.  As of the date of this filing, the Company is in default of the forbearance agreement, having made a total of $86,000 out of the approximately $184,000 in scheduled payments.  As of August 13, 2014, the principal owed the Bank was approximately $132,000.

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

In 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on all four due dates during 2012 and 2013, and the January and April due dates in 2014, and the Note was due July 30, 2014.  The Company expects to extend the Note shortly but pay it in full during 2014 or early 2015, although there can be no assurance the Company will have adequate cash flow to allow for this payment.

From the beginning of 2006 through the second quarter of 2014, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of June 30, 2014, a total of two term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging four to five years, monthly payments totaling approximately $5,100 and all secured by equipment.  The total amount owed on all equipment-secured notes as of June 30, 2014 was approximately $63,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

During the first six months of 2014, the Company borrowed a total of $101,200 from two lenders to finance its general/equipment and Florida workers compensation insurance policies.  Two term notes are outstanding, ranging from 7% to 9.9% interest for terms ranging seven to ten months, monthly payments totaling approximately $12,200 and all unsecured.  The total amount owed on these notes as of June 30, 2014 was approximately $84,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in February 2015.  The Company also financed its directors and officers insurance in late 2013, financing $25,600 over 10 months at 8.8% interest, and also unsecured.  The total amount owed as of June 30, 2014 was approximately $8,000.

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

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the years 2014 through 2016 is $40,764 each year.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2014 and 2013 is approximately $20,400 and $10,200, respectively.  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2014 and 2013 is $6,000 and $3,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2014 and 2013 is $15,000 and $7,500, respectively.

The Company maintains an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the year ending December 31, 2014 is $12,000.  The total rental expense included in the statements of operations for the six months ended June 30, 2014 is $14,250 and $24,000 in 2013, and for the three months ended June 30, 2014 is $2,250 and $12,000 in 2013.  Effective April 2014, the Company is operating on a month to month lease with Volusia County, until such time all of the Company’s assets and finished product have been moved off the site as approved by the County.

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC (“BGH”), a company owned by David Kasmoch, the father of Timothy R. Kasmoch, the Company’s President and Chief Executive Officer.  The lease term is for five years beginning June 1, 2014 and a monthly payment of $10,000.  The total minimum rental commitment for the year ending December 31, 2014 is $70,000, for each of the years ending December 31, 2015 through 2018 is $120,000 and for the year ending December 31 2019 is $50,000.  This lease is for the Company’s new operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.  The assets are amortized over their estimated productive lives.  A liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.

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

Accounting Standards Updates not effective until after June 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 5.

Segment Information

The Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 6.

Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the six and three months ended June 30, 2014 and 2013 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 7.

Common Stock

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For the six months ended June 30, 2014 and 2013, the charge to earnings was approximately $-0- and $50,800, respectively.  For the three months ended June 30, 2014 and 2013, the charge to earnings was approximately $-0- and $25,400, respectively.

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company recorded a non-cash charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For the six months ended June 30, 2014 and 2013, the charge to earnings was approximately $-0- and $47,600, respectively.  For the three months ended June 30, 2014 and 2013, the charge to earnings was approximately $-0- and $23,800, respectively.

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $75,000 ratably through January 2013, the ending date of the agreement.  For both the six months and three months ended June 30, 2014 and 2013, the charge to earnings was approximately $-0- and $14,500, respectively.

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to SAMI to extend the period of services performed in connection with the December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company is recording a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  For the six months ended June 30, 2014 and 2013, the charge to earnings was approximately $68,300 and $91,000, respectively.  For the three months ended June 30, 2014 and 2013, the charge to earnings was approximately $34,200 and $57,000, respectively.

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services to be performed over a six month period.  To reflect the entire value of the stock issued, the Company is recorded a non-cash charge to earnings of $70,000 ratably through July 2013, the ending date of the agreement.  For the six months ended June 30, 2014 and 2013 the charge to earnings was approximately $-0- and $67,400, respectively.  For the three months ended June 30, 2014 and 2013 the charge to earnings was approximately $-0- and $35,000, respectively.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 warrants to purchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For each of the six months ended June 30, 2014 and 2013 the charge to earnings was approximately $122,000.  For the three months ended June 30, 2014 and 2013 the charge to earnings was approximately $-0- and $122,000, respectively.

In May 2013, the Company issued a total of 3,845 shares of unregistered common stock, valued at a total of $5,000, to five independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $5,000 in the second quarter of 2013.

In April 2014, the Company issued a total of 6,175 shares of unregistered common stock, valued at a total of $5,000, to five independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $5,000 in the second quarter of 2014.

In June 2014, the Company issued a total of 9,212 shares of unregistered common stock, valued at a total of $7,000, to seven independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $7,000 in the second quarter of 2014.

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

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company was taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For the six months ended June 30, 2014 and 2013 this charge was $-0- and $176,800, respectively.  For the three months ended June 30, 2014 and 2013 this charge was $-0- and $58,900, respectively.

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

In November 2012, the Company granted stock options totaling 20,000 options to four directors.  All of the options granted were for a period of ten years, were pursuant to the 2010 Plan, are exercisable at $0.88 and did not vest until May 2013.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $17,200 ratably over the subsequent six-month period.  For the six months ended June 30, 2014 and 2013 this charge was $-0- and $13,000, respectively.  For the three months ended June 30, 2014 and 2013 this charge was $-0- and $4,400, respectively.

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

In May 2013, the Company also granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2004 Plan, are exercisable at $1.30 and did not vest until November 2013.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $33,200 ratably over the subsequent six-month period.  For both the six months and three months ended June 30, 2014 and 2013 this charge was $-0- and $9,300, respectively.

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

In December 2013, the Company granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.52 and did not vest until June 2014.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $36,700 ratably over the subsequent six-month period.  For the six months and three months ended June 30, 2014, the Company recorded an expense of approximately $31,800 and $13,400, respectively.

In April 2014, the Company granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $0.81 and do not vest until October 2014.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $16,200 ratably over the subsequent six-month period.  For the quarter ended June 30, 2014, the Company recorded an expense of approximately $8,100.

In June 2014, the Company granted stock options totaling 35,000 options to seven directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $0.67 and do not vest until December 2014.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $32,200 ratably over the subsequent six-month period.  For the quarter ended June 30, 2014, the Company recorded an expense of approximately $5,400.

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

Note 10.

Income Tax

For the six months ended June 30, 2014 and 2013, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 11.

Subsequent Events

As of the date of this filing, the Company expects to extend the $200,000 Promissory Note payable to a related party of Timothy Kasmoch, the Company’s CEO.  Additional details are provided in Note 2, Long-Term Debt and Line of Credit.

In July and August 2014, the Company entered into share purchase agreements with three Purchasers pursuant to which the Company sold a total of 75,500 shares of its common stock (the “Shares”) for a purchase price of $1.00 per Share.  The Shares are restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933.  The transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In July 2014, the Company settled the claims arising out of the Counsel Letter described above under Note 3 − Commitments and Contingencies − concerning the issuance of certain options to management of the Company by entering into a Confidential Settlement Agreement and General Release with the following terms:  Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment ratably over six months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is closed.

In August 2014, the Company announced it was an investor in N-Viro Energy, Limited, a United Kingdom registered development and capital-sourcing entity for the Company and, in particular, the international development of the Company’s projects.  At present, the Company holds 45% of the Class C voting shares that select Directors for N-Viro Energy, Limited.  More details can be found in the Form 8-K filed by the Company on August 11, 2014.

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

Total revenues were $170,000 for the quarter ended June 30, 2014 compared to $938,000 for the same period of 2013.  The net decrease in revenue is due primarily to a decrease in sludge processing and all related revenue.  Our cost of revenues decreased to $323,000 in 2014 from $755,000 for the same period in 2013, and the gross profit margin decreased to negative 90% for the quarter ended June 30, 2014, from 20% for the same period in 2013.  This decrease in gross profit margin was primarily the result of a reduction in operations.  Operating expenses decreased for the quarter ended June 30, 2014 over the comparative prior year period, and Nonoperating income (expense) showed a decrease from the second quarter of 2013 to 2014.  These changes collectively resulted in a net loss of $376,000 for the quarter ended June 30, 2014 compared to a net loss of $444,000 for the same period in 2013, a decrease in the loss of $68,000.

We made the decision to move our principal operations for several factors which we believe will contribute to eventually realizing a higher gross profit than was achievable at our Daytona/Volusia County location.  Principally, the wider availability and lower cost to transport incoming sludge and residuals, a larger and higher profit margin market to sell the outgoing product, the reduction of location-specific fees charged for both material processed and sold, a greater capacity and flexibility to expand future operations and the positioning of the Bradley location for an N-Viro Fuel operation.

Comparison of Three Months Ended June 30, 2014 with Three Months Ended June 30, 2013

Our overall revenue decreased $768,000, or 82%, to $170,000 for the three months ended June 30, 2014 from $938,000 for the three months ended June 30, 2013.  The decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $11,000 from the same period ended in 2013;

b)  Revenue from the service fees for the management of alkaline admixture decreased $123,000 from the same period ended in 2013, and

c)  Our sludge processing revenue showed a net decrease of $609,000 over the same period ended in 2013, and

d)  Revenue from licensing the N-Viro technology decreased $25,000 from 2013.

Our gross profit decreased $336,000, or 183%, to negative $153,000 for the three months ended June 30, 2014 from $183,000 for the three months ended June 30, 2013, and the gross profit margin decreased to negative 90% from 20% for the same periods.  The decrease in gross profit margin is primarily the result of the decrease in sludge and all processing revenue at our Florida operation, as the Company phased out actively processing at its Daytona/Volusia County location during the beginning of the second quarter of 2014 and started up its Bradley Junction location at the end of the second quarter 2014.

Our operating expenses decreased $384,000, or 64%, to $213,000 for the three months ended June 30, 2014 from $597,000 for the three months ended June 30, 2013.  The decrease was primarily due to a decrease of $237,000 in consulting fees, a decrease of $115,000 in employee compensation costs and, an increase in the gain on the sale of fixed assets of $53,000, offset by an increase of $21,000 in directors’ compensation.  Of the net decrease of $331,000 in consulting, employee compensation and director compensation costs, $317,000 were for non-cash costs.  Therefore, for the three months ended June 30, 2014, actual cash outlays for employee compensation costs decreased by a total of $14,000 over the same period in 2013.

As a result of the foregoing factors, we recorded an operating loss of $366,000 for the three months ended June 30, 2014 compared to an operating loss of $414,000 for the three months ended June 30, 2013, a decrease in the loss of $48,000.

Our net nonoperating income (expense) increased by $20,000 to net nonoperating expense of $10,000 for the three months ended June 30, 2014 from net nonoperating expense of $30,000 for the similar period in 2013.  The decrease in net nonoperating expense was primarily due to an increase in the gain of $15,500 on the extinguishment of liabilities and a decrease of $4,100 in the amortization expense for a stock discount on debentures converted.

We recorded a net loss of $376,000 for the three months ended June 30, 2014 compared to a net loss of $444,000 for the same period ended in 2013, a decrease in the loss of $68,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $271,000 for the three months ended June 30, 2014.  Similar non-cash expenses, cash out and debt repayments for the same period in 2013 resulted in an adjusted cash loss (non-GAAP) of $26,000, a decrease in the adjusted cash loss (non-GAAP) of $245,000 for the three months ended June 30, 2014 versus the same period in 2013.

For the three months ended June 30, 2014 and 2013, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Six Months Ended June 30, 2014 with Six Months Ended June 30, 2013

Our overall revenue decreased $1,028,000, or 60%, to $694,000 for the six months ended June 30, 2014 from $1,721,000 for the six months ended June 30, 2013.  The decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $23,000 from the same period ended in 2013;

b)  Revenue from the service fees for the management of alkaline admixture decreased $22,000 from the same period ended in 2013, and

c)  Our sludge processing revenue showed a net decrease of $957,000 over the same period ended in 2013, and

d)  Revenue from licensing the N-Viro technology decreased $25,000 from 2013.

Our gross profit decreased $161,000, or 586%, to negative $133,000 for the six months ended June 30, 2014 from $27,000 for the six months ended June 30, 2013, and the gross profit margin decreased to negative 19% from 2% for the same periods.  The decrease in gross profit margin is primarily the result of the decrease in sludge and all processing revenue at our Florida operation, as the Company phased out actively processing at its Daytona/Volusia County location during the beginning of the second quarter of 2014 and started up its Bradley Junction location at the end of the second quarter 2014.

Our operating expenses decreased $477,000, or 43%, to $622,000 for the six months ended June 30, 2014 from $1,099,000 for the six months ended June 30, 2013.  The decrease was primarily due to a decrease of $238,000 in consulting fees, a decrease of $229,000 in employee compensation costs, an increase in the gain on the sale of fixed assets of $120,000 and a decrease of $20,000 in legal and patent maintenance fees, offset by an increase of $94,000 in litigation settlement expense and $30,000 in directors’ compensation.  Of the net decrease of $343,000 in consulting, employee compensation, litigation and director compensation costs, $341,000 were for non-cash costs.  Therefore, for the six months ended June 30, 2014, actual cash outlays for employee compensation costs decreased by a total of $2,000 over the same period in 2013.

As a result of the foregoing factors, we recorded an operating loss of $756,000 for the six months ended June 30, 2014 compared to an operating loss of $1,072,000 for the six months ended June 30, 2013, a decrease in the loss of $316,000.

Our net nonoperating income (expense) decreased by $62,000 to net nonoperating expense of $60,000 for the six months ended June 30, 2014 from net nonoperating income of $2,000 for the similar period in 2013.  The decrease in net nonoperating income was primarily due to a decrease in the gain of $45,000 on the extinguishment of liabilities and an increase of $24,000 in interest expense, offset by an increase of $8,000 in the amortization expense for a stock discount on debentures converted.

We recorded a net loss of $816,000 for the six months ended June 30, 2014 compared to a net loss of $1,070,000 for the same period ended in 2013, a decrease in the loss of $254,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $347,000 for the six months ended June 30, 2014.  Similar non-cash expenses, cash out and debt repayments for the same period in 2013 resulted in an adjusted cash loss (non-GAAP) of $405,000, a decrease in the adjusted cash loss (non-GAAP) of $58,000 for the six months ended June 30, 2014 versus the same period in 2013.

For the six months ended June 30, 2014 and 2013, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,851,000 at June 30, 2014, compared to a working capital deficit of $1,671,000 at December 31, 2013, resulting in a decrease in working capital of $180,000.  Current assets at June 30, 2014 included cash and cash equivalents of $84,000 (including restricted cash of $67,000), which is an increase of $3,000 from December 31, 2013.  The net negative change of $180,000 in working capital from December 31, 2013 was primarily from a $168,000 increase in the change in short-term liabilities over assets and a decrease of $122,000 in the short-term portion of deferred stock and warrant costs issued for consulting services, offset by a decrease of $82,000 in the line of credit and a $28,000 decrease in notes payable to related parties.

In the six months ended June 30, 2014, our cash flow used by operating activities was $282,000, a decrease of $202,000 over the same period in 2013.  The components of the decrease from 2013 in cash flow used by operating activities was principally due to a decrease of $303,000 in stock and stock derivatives issued for fees and services, an increase of $120,000 in the gain on sale of fixed assets and a decrease in depreciation and amortization of $48,000, offset by a decrease in the net loss of $254,000 and an increase of $16,000 in net current assets.

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

Until August 2013, we had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at March 31, 2014) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all our assets, except equipment.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 we defaulted on the Line, and in April 2014 we signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after our default.  In addition to retaining certain rights and remedies, the Bank agreed to allow us to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal is repaid.  As of the date of this filing, we are in default of the forbearance agreement, having made a total of $86,000 out of the approximately $184,000 in scheduled payments.  As of August 13, 2014, the principal owed the Bank was approximately $132,000.

In June 2014, our wholly owned subsidiary, Mulberry Processing, LLC, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC.  The lease term is for five years and a monthly payment of $10,000.  The total minimum rental commitment for the year ending December 31, 2014 is $70,000, for each of the years 2015 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease has been determined to be a capital lease, and a liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.

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

In 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on all four due dates during 2012 and 2013, and the January and April due dates in 2014, and the Note was due July 30, 2014.  We expect to extend the Note shortly but pay it in full during 2014 or early 2015, although there can be no assurance we will have adequate cash flow to allow for this payment.

From the beginning of 2006 through the second quarter of 2014, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of June 30, 2014, a total of two term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging four to five years, monthly payments totaling approximately $5,100 and all secured by equipment.  The total amount owed on all equipment-secured notes as of June 30, 2014 was approximately $63,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

During the first six months of 2014, we borrowed a total of $101,200 from two lenders to finance our general/equipment and Florida workers compensation insurance policies.  Two term notes are outstanding, ranging from 7% to 9.9% interest for terms ranging seven to ten months, monthly payments totaling approximately $12,200 and all unsecured.  The total amount owed on these notes as of June 30, 2014 was approximately $84,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in February 2015.  We also financed our directors and officers insurance in late 2013, financing $25,600 over 10 months at 8.8% interest, and also unsecured.  The total amount owed as of June 30, 2014 was approximately $8,000.

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

Between April and August 2014, a total of $318,000 in cash has been received from the issuance of stock in private placements, and another $55,000 in debt was converted to equity.  For the remainder of 2014, we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our new processing facility in Bradley.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

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

Off-Balance Sheet Arrangements

At June 30, 2014, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the three months ended June 30, 2014, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      August 19, 2014

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      August 19, 2014

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