Form 10-Q
period 2014-09-30
N-VIRO INTERNATIONAL CORP
filed 2014-11-19
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, 7,705,639 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sept 30
			Nine Months Ended Sept 30
	2014	2013	2014	2013

REVENUES	$ 322,031	$ 837,889	$ 1,015,711	$ 2,559,226

COST OF REVENUES	397,529	662,506	1,224,198	2,356,387

GROSS PROFIT (LOSS)	(75,498)	175,383	(208,487)	202,839

OPERATING EXPENSES
Selling, general and administrative	309,908	446,728	1,053,244	1,545,767
Impairment of intangible assets	42,653	-	42,653	-
Loss (Gain) on disposal of assets	31,020	(30,000)	(89,314)	(30,000)
Total Operating Expenses	383,581	416,728	1,006,583	1,515,767

OPERATING LOSS	(459,079)	(241,345)	(1,215,070)	(1,312,928)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	-	2,846	15,478	63,600
Interest income	44	158	147	817
Amortization of discount on convertible debentures	-	-	-	(8,184)
Interest expense	(28,022)	(19,620)	(103,229)	(70,859)
Total Other Income (Expense)	(27,978)	(16,616)	(87,604)	(14,626)

LOSS BEFORE INCOME TAXES	(487,057)	(257,961)	(1,302,674)	(1,327,554)

Federal and state income taxes	-	-	-	-

NET LOSS	($ 487,057)	($ 257,961)	($1,302,674)	($1,327,554)

Basic and diluted loss per share	($0.07)	($0.04)	($0.18)	($0.19)

Weighted average common shares outstanding - basic and diluted	7,433,588	6,920,731	7,153,269	6,812,169

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 30,149	$ 14,344
Restricted	150,144	66,592
Receivables, net:
Trade, net of allowance for doubtful accounts of $101,260
at September 30, 2014 and December 31, 2013	110,252	300,910
Related party	25,000	10,000
Prepaid expenses and other assets	93,855	57,571
Deferred costs - stock and warrants issued for services	578,142	258,613
Total current assets	987,542	708,030

PROPERTY AND EQUIPMENT, NET	1,048,898	873,542

INTANGIBLE AND OTHER ASSETS, NET	33,696	193,545

TOTAL ASSETS	$ 2,070,136	$ 1,775,117

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 87,141	$ 92,249
Current maturity of capital lease liability	78,736	-
Note payable, $200,000 in default (2014) - related parties	250,000	228,000
Convertible debentures, net of discount, in default	455,000	455,000
Line of credit, in default	106,267	218,000
Accounts payable	712,776	850,702
Pension plan withdrawal liability - current	60,408	404,672
Accrued liabilities	285,324	130,608
Total current liabilities	2,035,652	2,379,231

Long-term debt, less current maturities	12,256	32,818
Pension plan withdrawal liability - long-term	346,147	-
Capital lease liability - long-term, less current maturities	336,865	-

Total liabilities	2,730,920	2,412,049

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2014 and 2013	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 7,823,929 in 2014 and 7,047,521 in 2013	78,239	70,475
Additional paid-in capital	31,638,060	29,864,113
Accumulated deficit	(31,692,193)	(29,886,630)
	24,106	47,958
Less treasury stock, at cost, 123,500 shares	684,890	684,890
Total stockholders' deficit	(660,784)	(636,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,070,136	$ 1,775,117

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept. 30
	2014	2013
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	($ 435,322)	$ 50,513

CASH FLOWS FROM INVESTING ACTIVITIES
Decreases to (increases in) restricted cash	(83,551)	142,641
Proceeds from the sale of property and equipment	157,452	-
Collections on note receivable	894	395
Purchases of property and equipment	(31,050)	(4,628)
Net cash provided by investing activities	43,745	138,408

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock warrants exercised	121,952	123,878
Private placements of stock	367,430	-
Borrowings on long-term debt	101,175	41,835
Borrowings from related party	50,000	-
Net repayments on line of credit	(111,733)	(195,400)
Principal payments on long-term obligations	(121,442)	(167,393)
Net cash provided by (used in) financing activities	407,382	(197,080)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	15,805	(8,159)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,344	52,625

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$ 30,149	$ 44,466

Supplemental disclosure of cash flows information:
Cash paid during the nine months ended for interest	$ 69,725	$ 77,932

Non-cash investing and financing activities:
During the nine months ended September 30, 2014, the Company issued common stock with a fair value of $460,700 as part of a consulting contract.

During the nine months ended September 30, 2014, the Company entered into a capitalized lease with a net present value of $420,346.

During the nine months ended September 30, 2014, the Company issued common stock with a fair value of $55,000 as conversions of debt to equity.

During the nine months ended September 30, 2014, the Company recorded an account receivable of $25,000 for the sale of a fixed asset.

During the nine months ended September 30, 2013, the Company issued common stock with a fair value of $561,500 as part of three consulting contracts.

During the nine months ended September 30, 2013, the Company issued common stock with a fair value of $25,000 as a conversion of debt to equity.

During the nine months ended September 30, 2014 and 2013, the Company recorded a deemed dividend of $502,890 and $178,200, respectively, for the incremental fair value of warrants exercised.

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the nine months ended September 30, 2014 may not be indicative of the results of operations for the year ending December 31, 2014.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2013.

The financial statements are consolidated as of September 30, 2014, December 31, 2013 and September 30, 2013 for the Company.  All intercompany transactions were eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,048,000 at September 30, 2014, has incurred recurring losses and negative cash flow from operations for the year ended December 31, 2013, and incurred negative cash flow from operating activities for the first nine months of 2014.  Moreover, while the Company expects to arrange for replacement financing with other lending institutions, there is no borrowing availability under the line of credit at September 30, 2014.  The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances, though there can be no assurance given that such issuances or exercises will be realized.  The Company has slowed payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2012 the Company modified all outstanding common stock warrants to reduce their weighted average exercise price, and in the first quarter of 2013 further modified all outstanding warrants and realized $124,000 in exercises.  In the third quarter of 2014 the Company temporarily offered a discount on the exercise price of all outstanding warrants and realized $122,000 in exercises.  Beginning in March 2014, the Company’s operations in Volusia County, Florida, which at the time represented substantially all revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to the Company’s new site in Bradley, Florida.  The Company considers its relationship with the landlord in Volusia County to be satisfactory overall as they work to finalize the termination of operations on their site.  While operations resumed in Bradley in June 2014, this reduction in revenue, of which the Company expects to be temporary, materially reduced available cash to fund current or prior expenses incurred.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Intangible Assets

At September 30, 2014, the Company recorded an impairment charge of approximately $43,000 to recognize the decline in revenue generation value of patents and other intangible assets as of the end of the quarter.  Most of these assets were nearing the end of their useful lives and reflected the cost of developing patents that are either expired or have limited commercial value.

Note 3.

Long-Term Debt and Line of Credit

Until August 2013, the Company had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at September 30, 2014) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all assets (except equipment) of the Company.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 the Company defaulted on the Line, and in April 2014 the Company signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after the Company’s default.  In addition to retaining certain rights and remedies, the Bank agreed to allow the Company to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal was repaid.  As of the date of this filing, the Company is in default of the forbearance agreement, having made a total of approximately $112,000 out of the $184,000 in scheduled payments.  As of November 13, 2014, the principal owed the Bank was approximately $106,000.

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

In November 2012, the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  The Notice demanded a payment of $412,576, payable monthly over 20 years at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  In December 2013, the Company received a Notice of Default from Central States, and subsequently the Fund’s trustee served the Company with a summons in a civil matter, and together with the Notice demanded all amounts owed in withdrawal liability plus interest and penalties.  In September 2014 the Company agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  As of the date of this filing, the Company is in compliance with the new settlement agreement.

In 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on all four due dates during 2012 and 2013, and the January and April due dates in 2014, and the Note was due July 30, 2014.  The Company expects to extend the Note in the near future and pay it in full during 2014 or early 2015, although there can be no assurance the Company will have adequate cash flow to allow for this payment.

From the beginning of 2006 through the third quarter of 2014, the Company has borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of September 30, 2014, a total of two term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging four to five years, monthly payments totaling approximately $5,100 and all secured by equipment.  The total amount owed on all equipment-secured notes as of September 30, 2014 was approximately $47,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

During the first nine months of 2014, the Company borrowed a total of $101,200 from two lenders to finance its general/equipment and Florida workers compensation insurance policies.  Two term unsecured notes are outstanding, with interest ranging from 7% to 9.9% for terms ranging seven to ten months and monthly payments totaling approximately $12,200.  The total amount owed on these notes as of September 30, 2014 was approximately $43,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in February 2015.  The Company also financed its directors and officers insurance in late 2013, financing $25,600 over 10 months at 8.8% interest, and also unsecured.  That note was paid off in August 2014.

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

Note 4.

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

In February 2013, the Company received a letter from counsel on behalf of one of its stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in the Form 10-K filed by the Company on June 2, 2014.  As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment of $20,000 ratably over ten months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.  Based on the terms of the settlement, the Company accrued an estimated expense of $86,500, recorded as a trade account payable, at December 31, 2013 and, due to an increase in the underlying valuation of the warrants, an additional accrual of $93,900 for the three months ended March 31, 2014, for a total expense of $180,400 to recognize the cost of the final settlement.  All but $20,000 of this expense is for the non-cash component.  The Company has failed to make certain of the settlement payments due under the settlement.

Also in May 2013, the Company’s Board of Directors approved an amendment to each of the Company’s executive officer’s respective employment agreement.  Additional information is available in the Form 8-K filed by the Company on May 22, 2013.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the years 2014 through 2016 is $40,764 each year.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2014 and 2013 is approximately $30,600 and $10,200, respectively.  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2014 and 2013 is $9,000 and $3,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 31, 2011, and is currently operating under a month to month lease.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2014 and 2013 is $22,500 and $7,500, respectively.

The Company maintained an office in Daytona Beach under a lease with the County of Volusia, Florida, which was renewed in March, 2009 for five years.  The total minimum rental commitment for the year ending December 31, 2014 is $12,000.  The total rental expense included in the statements of operations for the nine months ended September 30, 2014 is $15,000 and $36,000 in 2013, and for the three months ended September 30, 2014 is $750 and $12,000 in 2013.  Effective April 2014, the Company is operating on a month to month lease with Volusia County, until such time all of the Company’s assets and finished product have been moved off the site as approved by the County.

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC (“BGH”), a company owned by David Kasmoch, the father of Timothy R. Kasmoch, the Company’s President and Chief Executive Officer.  The lease term is for five years beginning June 1, 2014 and a monthly payment of $10,000.  The total minimum rental commitment for the year ending

December 31, 2014 is $70,000, for each of the years ending December 31, 2015 through 2018 is $120,000 and for the year ending December 31 2019 is $50,000.  This lease is for the Company’s new operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.  The assets are amortized over the term of the lease.  A liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.

In September 2014, the Company entered into an operating lease with Caterpillar Financial for operating equipment at its Bradley, Florida location.  The lease term is for three years beginning October 2014 and a monthly payment of approximately $3,200.  The total minimum rental commitment for the year ending December 31, 2014 is $9,500, for each of the years ending December 31, 2015 through 2016 is $37,900 and for the year ending December 31 2017 is $28,400.

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

Note 5.

New Accounting Standards

Accounting Standards Updates not effective until after September 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 6.

Segment Information

The Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 7.

Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the nine and three months ended September 30, 2014 and 2013 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 8.

Common Stock

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations consultant for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For the nine months ended September 30, 2014 and 2013, the charge to earnings was approximately $-0- and $76,100, respectively.  For the three months ended September 30, 2014 and 2013, the charge to earnings was approximately $-0- and $25,400, respectively.

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company recorded a non-cash charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For the nine months ended September 30, 2014 and 2013, the charge to earnings was approximately $-0- and $71,400, respectively.  For the three months ended September 30, 2014 and 2013, the charge to earnings was approximately $-0- and $23,800, respectively.

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to SAMI to extend the period of services performed in connection with the December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company is recording a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  For the nine months ended September 30, 2014 and 2013, the charge to earnings was approximately $102,500 and $125,200, respectively.  For both the three months ended September 30, 2014 and 2013, the charge to earnings was approximately $34,200.

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services to be performed over a six month period.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $70,000 ratably through July 2013, the ending date of the agreement.  For the nine months ended September 30, 2014 and 2013 the charge to earnings was $-0- and $70,000, respectively.  For the three months ended September 30, 2014 and 2013 the charge to earnings was $-0- and $2,600, respectively.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 warrants to purchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For the nine months ended September 30, 2014 and 2013 the charge to earnings was approximately $122,000 and $243,000, respectively.  For the three months ended September 30, 2014 and 2013 the charge to earnings was approximately $-0- and $122,000, respectively.

Effective September 15, 2014, the Company executed a Financial Public Relations Agreement with Dynasty Wealth, Inc., for a one year term.  For its services, the Company issued Dynasty Wealth 350,000 warrants to purchase the Company's unregistered common stock and at an exercise price of $1.50 per share, and $10,000 per month, to be paid in either cash or shares of the Company’s unregistered common stock at the Company’s discretion.  To reflect the entire value of the warrants issued, the Company is recording a non-cash charge to earnings of $460,700 ratably through September 14, 2015, the ending date of the agreement.  For both the nine months and three months ended September 30, 2014 the charge to earnings for just the non-cash portion of the agreement was approximately $19,200.

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

In August 2014, the Company issued a total of 4,760 shares of unregistered common stock, valued at a total of $7,000, to seven independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $7,000 in the third quarter of 2014.

In August 2014 the Company issued Deerpoint Development Company Ltd., the landlord of its administrative office, 16,200 shares of unregistered common stock at a price of $0.71 per share in exchange for three months rent, resulting in net additional expense of approximately $1,300 above the contracted amount, but saving us approximately $10,200 of cash.  The stock price was calculated using the Black-Scholes valuation model.  More information on this valuation method can be found in Note 9, “Stock Options”.

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

During June through September 2014, the Company entered into share purchase agreements with a total of seven Purchasers pursuant to which the Company sold 275,500 shares of its common stock (the “Shares”) to the Purchasers for a total of $275,500, or a purchase price of $1.00 per Share.  The Shares are restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

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

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company was taking a charge to earnings totaling approximately $2,358,000 through March 2014.  For the nine months ended September 30, 2014 and 2013 this charge was $-0- and $176,800, respectively.

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

In November 2012, the Company granted stock options totaling 20,000 options to four directors.  All of the options granted were for a period of ten years, were pursuant to the 2010 Plan, are exercisable at $0.88 and did not vest until May 2013.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $17,200 ratably over the subsequent six-month period.  For the nine months ended September 30, 2014 and 2013 this charge was $-0- and $13,000, respectively.

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

In May 2013, the Company also granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.30 and did not vest until November 2013.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $33,200 ratably over the subsequent six-month period.  For the nine months ended September 30, 2014 and 2013 this charge was $-0- and $25,900, respectively.  For the three months ended September 30, 2014 and 2013 this charge was $-0- and $16,600, respectively.

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

In December 2013, the Company granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.52 and did not vest until June 2014.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $36,700 ratably over the subsequent six-month period.  For the nine months and three months ended September 30, 2014, the Company recorded an expense of approximately $31,800 and $-0-, respectively.

In April 2014, the Company granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $0.81 and do not vest until October 2014.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $16,200 ratably over the subsequent six-month period.  For the nine months and three months ended September 30, 2014, the Company recorded an expense of approximately $16,200 and $8,100, respectively.

In June 2014, the Company granted stock options totaling 35,000 options to seven directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $0.67 and do not vest until December 2014.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $32,200 ratably over the subsequent six-month period.  For the nine months and three months ended September 30, 2014, the Company recorded an expense of approximately $21,500 and $16,100, respectively.

In August 2014, the Company granted stock options totaling 35,000 options to seven directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.47 and do not vest until February 2015.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $47,900 ratably over the subsequent six-month period.  For the three months ended September 30, 2014, the Company recorded an expense of approximately $8,000.

Note 10.

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

In September 2014, the Board of Directors approved a plan to offer to all Company warrants holders a 25% discount on the exercise price to any warrant holder who exercises warrants, and a second 25% discount on any subsequent warrant exercise, but within a specific “discount period” and only on a temporary basis.  Any warrant holder who exercised within the discount period also received a “replacement warrant” on a 1.5 to 1 basis.  All other terms and conditions of all outstanding warrants remain unchanged, and the discount offer was temporary.  During the discount period, five warrant holders exercised a total of 250,009 warrants at various exercise prices and were issued a total of 250,009 shares of restricted common stock and 375,014 replacement warrants.  As a condition of exercise, all of the $122,177 in cash proceeds from the exercises were restricted for future payment to specific creditors as agreed upon with the warrant holders.  The balance at September 30 2014 of the restricted cash balance from these warrant exercises was $83,405 and is classified as restricted in the balance sheet.  The incremental fair value of $502,890 associated with the exercises and concurrent issuances of replacement warrants was determined using the Black-Scholes model and was recorded as a deemed dividend to common stockholders in the Statement of Stockholders’ Equity in the third quarter of 2014.  In all instances the shares and the warrants issued and sold were in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

Note 11.

Income Tax

For the nine months ended September 30, 2014 and 2013, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 12.

Subsequent Events

As of the date of this filing, the Company expects to extend the $200,000 Promissory Note payable to a related party of Timothy Kasmoch, the Company’s CEO.  Additional details are provided in Note 3, Long-Term Debt and Line of Credit.

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

We have operated a biosolids processing facility located in Volusia County, Florida.  This facility produced the N-Viro SoilTM agricultural product, and has provided us with working and development capital.  In June 2014, we began production at our new biosolids processing facility in Polk County (Bradley) Florida.  Until November 2011 we operated a similar facility for a period in excess of 20 years in Toledo, Ohio, but our 2011 contract was not renewed.  Our goal is to continue to operate the Bradley, Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

From the start-up in April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  In September 2011 an initial 10% substitution for coal test was performed at a western Pennsylvania power generator.  In July 2012 the positive results of this test resulted in a letter agreement with the same power producer to perform a second and final 20% substitution test of N-Viro Fuel.  We are required to obtain permitting from the Pennsylvania DEP for the mobile facility and the permit application was submitted in January 2013.  The permit review is in process and we expect to be issued the necessary permits in the first quarter of 2015.  Once both the permitting and testing are complete, we expect to negotiate long-term agreements for the N-Viro Fuel product with this power generation company.

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

We are an investor in N-Viro Energy, Limited, a United Kingdom registered development and capital-sourcing entity for us and, in particular, the international development of our projects.  At present, we hold 45% of the Class C voting shares that select Directors for N-Viro Energy, Limited.  More details can be found in the Form 8-K filed by us on August 11, 2014.

Results of Operations

The dollar amounts in the following sections are stated as approximations, rounded to the nearest $1,000.

Total revenues were $322,000 for the quarter ended September 30, 2014 compared to $838,000 for the same period of 2013.  The net decrease in revenue is due primarily to a decrease in sludge processing and all related revenue.  Our cost of revenues decreased to $398,000 in 2014 from $663,000 for the same period in 2013, and the gross profit margin decreased to negative 23% for the quarter ended September 30, 2014, from 21% for the same period in 2013.  This decrease in gross profit margin was primarily the result of a reduction in operations.  Operating expenses decreased for the quarter ended September 30, 2014 over the comparative prior year period, and Nonoperating expense showed an increase from the third quarter of 2013 to 2014.  These changes collectively resulted in a net loss of $487,000 for the quarter ended September 30, 2014 compared to a net loss of $258,000 for the same period in 2013, an increase in the loss of $229,000.

We made the decision to move our principal operations for several factors which we believe will contribute to eventually realizing a higher gross profit than was achievable at our Daytona/Volusia County location.  Principally, the wider availability and lower cost to transport incoming sludge and residuals, a larger and higher profit margin market to sell the outgoing product, the reduction of location-

specific fees charged for both material processed and sold, a greater capacity and flexibility to expand future operations and the positioning of the Bradley location for an N-Viro Fuel operation.

Comparison of Three Months Ended September 30, 2014 with Three Months Ended September 30, 2013

Our overall revenue decreased $516,000, or 62%, to $322,000 for the three months ended September 30, 2014 from $838,000 for the three months ended September 30, 2013.  The decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $7,000 from the same period ended in 2013;

b)  Revenue from the service fees for the management of alkaline admixture decreased $94,000 from the same period ended in 2013, and

c)  Our sludge processing revenue showed a net decrease of $415,000 over the same period ended in 2013, and

Our gross profit decreased $251,000, or 143%, to negative $75,000 for the three months ended September 30, 2014 from $175,000 for the three months ended September 30, 2013, and the gross profit margin decreased to negative 23% from 21% for the same periods.  The decrease in gross profit margin is primarily the result of the decrease in sludge and all processing revenue at our Florida operation, as the Company phased out actively processing at its Daytona/Volusia County location during the second quarter of 2014 and started up its Bradley Junction location at the end of the second quarter 2014.

Our operating expenses decreased $33,000, or 8%, to $384,000 for the three months ended September 30, 2014 from $417,000 for the three months ended September 30, 2013.  The decrease was primarily due to a decrease of $150,000 in consulting fees, a decrease of $27,000 in employee compensation costs, offset by increases of $61,000 in the loss on the sale of fixed assets, $43,000 increase in the impairment of intangible assets, $23,000 in directors’ compensation and $12,000 in legal and professional fees.  Of the net decrease of $154,000 in consulting, employee and director compensation costs, $130,000 were for non-cash costs.  Therefore, for the three months ended September 30, 2014, actual cash outlays in total for these groups decreased by $24,000 over the same period in 2013.

As a result of the foregoing factors, we recorded an operating loss of $459,000 for the three months ended September 30, 2014 compared to an operating loss of $241,000 for the three months ended September 30, 2013, an increase in the loss of $218,000.

Our net nonoperating expense increased by $11,000 to net nonoperating expense of $28,000 for the three months ended September 30, 2014 from net nonoperating expense of $17,000 for the similar period in 2013.  The increase in net nonoperating expense was primarily due to an increase in interest expense of $8,000 and a decrease in the gain of $3,000 on the extinguishment of liabilities.

We recorded a net loss of $487,000 for the three months ended September 30, 2014 compared to a net loss of $258,000 for the same period ended in 2013, an increase in the loss of $229,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $310,000 for the three months ended September 30, 2014.  Similar non-cash expenses, cash out and debt repayments for the same period in 2013 resulted in an adjusted cash loss (non-GAAP) of $49,000, an increase in the adjusted cash loss (non-GAAP) of $261,000 for the three months ended September 30, 2014 versus the same period in 2013.

For the three months ended September 30, 2014 and 2013, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Nine Months Ended September 30, 2014 with Nine Months Ended September 30, 2013

Our overall revenue decreased $1,543,000, or 60%, to $1,016,000 for the nine months ended September 30, 2014 from $2,559,000 for the nine months ended September 30, 2013.  The decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $30,000 from the same period ended in 2013;

b)  Revenue from the service fees for the management of alkaline admixture decreased $116,000 from the same period ended in 2013, and

c)  Our sludge processing revenue showed a net decrease of $1,372,000 over the same period ended in 2013, and

d)  Revenue from licensing the N-Viro technology decreased $25,000 from 2013.

Our gross profit decreased $411,000, or 203%, to negative $208,000 for the nine months ended September 30, 2014 from $203,000 for the nine months ended September 30, 2013, and the gross profit margin decreased to negative 21% from 8% for the same periods.  The decrease in gross profit margin is primarily the result of the decrease in sludge and all processing revenue at our Florida operation, as the Company phased out actively processing at its Daytona/Volusia County location during the second quarter of 2014 and started up its Bradley Junction location at the end of the second quarter 2014.

Our operating expenses decreased $509,000, or 34%, to $1,007,000 for the nine months ended September 30, 2014 from $1,516,000 for the nine months ended September 30, 2013.  The decrease was primarily due to a decrease of $388,000 in consulting fees, a decrease of $257,000 in employee compensation costs, an increase in the gain on the sale of fixed assets of $59,000, a decrease of $11,000 in bad debt expense and a decrease of $8,000 in legal and patent maintenance fees, offset by increases of $94,000 in litigation settlement expense, $53,000 in directors’ compensation, $43,000 in the impairment of intangible assets, $15,000 in office-related expenses and $12,000 in penalties and late fees.  Of the net decrease of $498,000 in consulting, employee compensation, litigation and director compensation costs, $442,000 were for non-cash costs.  Therefore, for the nine months ended September 30, 2014, actual cash outlays for these groups in total decreased by $56,000 over the same period in 2013.

As a result of the foregoing factors, we recorded an operating loss of $1,215,000 for the nine months ended September 30, 2014 compared to an operating loss of $1,313,000 for the nine months ended September 30, 2013, a decrease in the loss of $98,000.

Our net nonoperating expense increased by $73,000 to net nonoperating expense of $88,000 for the nine months ended September 30, 2014 from net nonoperating expense of $15,000 for the similar period in 2013.  The increase in net nonoperating expense was primarily due to a decrease in the gain of $48,000 on the extinguishment of liabilities and an increase of $32,000 in interest expense, offset by an increase of $8,000 in the amortization expense for a stock discount on debentures converted.

We recorded a net loss of $1,303,000 for the nine months ended September 30, 2014 compared to a net loss of $1,328,000 for the same period ended in 2013, a decrease in the loss of $25,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock options charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $630,000 for the nine months ended September 30, 2014.  Similar non-cash expenses, cash out and debt repayments for the same period in 2013 resulted in an adjusted cash loss (non-GAAP) of $455,000, an increase in the adjusted cash loss (non-GAAP) of $175,000 for the nine months ended September 30, 2014 versus the same period in 2013.

For the nine months ended September 30, 2014 and 2013, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,048,000 at September 30, 2014, compared to a working capital deficit of $1,671,000 at December 31, 2013, resulting in an increase in working capital of $623,000.  Current assets at September 30, 2014 included cash and cash equivalents of $180,000 (including restricted cash of $150,000), which is an increase of $99,000 from December 31, 2013.  The net positive change of $623,000 in working capital from December 31, 2013 was primarily from a $214,000 increase in the change in short-tem assets over liabilities, an increase of $320,000 in the short-term portion of deferred stock and warrant costs issued for consulting services, a decrease of $112,000 in the line of credit, offset by an increase of $22,000 in notes payable to related parties.

In the nine months ended September 30, 2014, our cash flow used by operating activities was $435,000, a decrease of $486,000 over the same period in 2013.  The primary components of the decrease from 2013 in cash flow used by operating activities was principally due to a decrease of $431,000 in stock and stock derivatives issued for fees and services, a decrease of $19,000 in net current assets, a net decrease of $17,000 in the gain on sale and impairment of fixed and intangible assets, and, a decrease in depreciation and amortization of $33,000, offset by a decrease in the net loss of $25,000.

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

Until August 2013, we had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate (3.25% at March 31, 2014) plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all our assets, except equipment.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 we defaulted on the Line, and in April 2014 we signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after our default.  In addition to retaining certain rights and remedies, the Bank agreed to allow us to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal was repaid.  As of the date of this filing, we are in default of the forbearance agreement, having made a total of approximately $112,000 out of the approximately $184,000 in scheduled payments.  As of November 13, 2014, the principal owed the Bank was approximately $106,000.

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

In November 2012, we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  The Notice demanded a payment of $412,576, payable monthly over 20 years at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  In November 2013, we received a Notice of Default from Central States, and subsequently the Fund’s trustee served us with a summons in a civil matter, and together with the Notice demanded all amounts owed in withdrawal liability plus interest and penalties.  In September 2014 we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  As of the date of this filing, we are in compliance with the new settlement agreement.

In 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on all four due dates during 2012 and 2013, and the January and April due dates in 2014, and the Note was due July 30, 2014.  We expect to extend the Note in the near future and pay it in full during 2014 or early 2015, although there can be no assurance we will have adequate cash flow to allow for this payment.

From the beginning of 2006 through the third quarter of 2014, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of September 30, 2014, a total of two term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging four to five years, monthly payments totaling approximately $5,100 and all secured by equipment.  The total amount owed on all equipment-secured notes as of September 30, 2014 was approximately $47,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in March 2016.

During the first nine months of 2014, we borrowed a total of $101,200 from two lenders to finance our general/equipment and Florida workers compensation insurance policies.  Two term notes are outstanding, ranging from 7% to 9.9% interest for terms ranging seven to ten months, monthly payments totaling approximately $12,200 and all unsecured.  The total amount owed on these notes as of September 30, 2014 was approximately $43,000 and all notes are expected to be paid in full on the applicable maturity date, the last of which is in February 2015.  We also financed our directors and officers insurance in late 2013, financing $25,600 over 10 months at 8.8% interest, and also unsecured.  That note was paid off in August 2014.

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

Between April and September 2014, a total of $368,000 in cash was received from the issuance of stock in private placements to nine investors, and another $55,000 in debt was converted to equity.  In September 2014, a total of $122,177 in cash was received from the exercise of stock warrants.  For the remainder of 2014 and into early 2015, we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our new processing facility in Bradley.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we expect to arrange for replacement financing with other lending institutions, we have no borrowing availability under the line of credit.  We have borrowed money from third parties and related parties and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  We have substantially slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2012 we modified all outstanding common stock warrants to reduce their weighted average exercise price.  In 2013 we further modified all outstanding warrants to enhance their exercisability and realized $124,000 in exercises in 2013.  Beginning in March 2014, our operations in Volusia County, Florida, which at the time now represented substantially all revenue, were voluntarily delayed while we employed additional personnel and moved assets to our new site in Bradley, Florida.  We consider our relationship with the landlord in Volusia County to be satisfactory overall as we work to finalize the termination of operations on their site.  While operations resumed in Bradley in June 2014, this reduction in revenue, of which we expect to be temporary, materially reduced available cash to fund current or prior expenses incurred.

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

Off-Balance Sheet Arrangements

At September 30, 2014, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the three months ended September 30, 2014, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

In February 2013, our Board of Directors received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in Item 11 “Executive Compensation” of this Form 10-K.  As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment ratably over six months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at  a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.  We have failed to make certain of the settlement payments due under the settlement.

In November 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a $405,000 withdrawal liability from an ERISA multi-employer plan.  In September 2014 we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2014, we entered into share purchase agreements with a total of five Purchasers pursuant to which we sold 125,500 shares of our common stock (the “Shares”) to the

Purchasers for a total of $125,500 in cash, or a purchase price of $1.00 per Share.  All of the proceeds were used for operating expenses.  The Shares are restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as transactions by an issuer not involving a public offering.

Also during the third quarter of 2014, we issued 250,009 shares of our common stock (the “Shares”) and 375,014 replacement warrants to five warrant holders, pursuant to a discount offer to all our warrants holders.  All other terms and conditions of all outstanding warrants remained unchanged, and the discount offer was temporary.  As a condition of exercise, all of the $122,177 in cash proceeds from the exercises were restricted for future payment to specific creditors as agreed upon with the warrant holders.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as transactions by an issuer not involving a public offering.

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

      November 19, 2014

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      November 19, 2014

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