Form 10-K
period 2014-12-31
N-VIRO INTERNATIONAL CORP
filed 2015-04-15
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company

  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   $9,036,000.

The number of shares of Common Stock of the registrant outstanding as of March 27, 2015 was 8,550,411.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX

PART I

2

Item 1.

Business

2

Item 1A.

Risk Factors

9

Item 2.

Properties

12

Item 3.

Legal Proceedings

13

Item 4.

Mine Safety Disclosures

13

PART II

14

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

36

Item 13.

Certain Relationships and Related Transactions and Director Independence

38

Item 14.

Principal Accountant Fees and Services

39

PART IV

40

Item 15.

Exhibits, Financial Statement Schedules

40

1

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

Our N-Viro Fuel technology can convert waste products presently being landfilled or land applied into safe, beneficial and renewable long-term energy solutions as part of a renewable-energy economy.  Attaining and maintaining this status means that N-Viro Fuel technology is now a candidate to qualify for certain economic incentives that may be granted to alternative energy technologies, and it is also a catalyst for obtaining permits more efficiently in each state.  We plan to accelerate our development efforts as this designation is an important factor for our potential energy partners.

In June 2014 we received final determination from the USEPA concluding our N-Viro Fuel process satisfies the requirements of 40 CFR part 241.3(b)(4), designating our process and its outcome as a non-waste fuel product.  The determination is the result of our request for determination submitted to the USEPA in response to their issuance of 40 CFR 241.3.  The USEPA concluded through review of our request and subsequent correspondence the N-Viro Fuel process does satisfy the legitimacy criteria for both process and fuel quality.  Specifically, we were able to demonstrate that the N-Viro Fuel process; 1) manages the material as a valuable commodity; 2) creates material with meaningful heating value; and 3) results in materials with contaminant levels comparable to or less than those in traditional fuels.

We previously operated a biosolids processing facility located in Volusia County, Florida.  This facility produced the N-Viro SoilTM agricultural product, and provided us with working and development capital.  In June 2014, we began production at our new biosolids processing facility in Polk County (Bradley) Florida.  Until November 2011 we operated a similar facility for a period in excess of 20 years in Toledo, Ohio.  Our goal is to continue to operate the Bradley, Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

From the start-up in April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  In September 2011 an initial 10% substitution for coal test was performed at a western Pennsylvania power generator.  In July 2012 the positive results of this test resulted in a letter agreement with the same power producer to perform a second and final 20% substitution test of N-Viro Fuel.  We were required to obtain permitting from the Pennsylvania DEP for the mobile facility and the permit application was submitted in January 2013.  The general permit for the project was issued by the Pennsylvania DEP on February 4, 2015, and the necessary permits for the cooperating power company are expected to be issued in the second quarter 2015.  Once all of the permitting and testing are complete, we expect to negotiate long-term agreements for the N-Viro Fuel product with this power generation company.

Thereafter we intend to migrate this mobile system and make it available for use to demonstrate the N-Viro Fuel process to other markets and provide required test fuel quantities for power companies throughout the United States.  We expect this mobile system to be a key component in developing N-Viro Fuel™ facilities for several years to come.

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

N-Viro FuelTM

N-Viro Fuel™ is a relatively new and patented biomass alternative energy fuel process that produces a product that has physical and chemical characteristics similar to certain coals and is created from municipal biosolids, collectable animal manure, pulp and paper sludge and possibly other organic wastes.  N-Viro Fuel is manufactured by blending the waste material(s) with one or more alkaline products, followed by thorough drying of the mixture using a thermal evaporative process.  The resulting product can be easily blended with coal, waste coal, petroleum coke and/or other biomass-type fuels, and burned as a partial fuel substitute in combustion power plants.  N-Viro Fuel satisfied initial guidelines set forth by the U.S. Environmental Protection Agency (EPA) to qualify as an alternative energy source that may be utilized in commercial power generation, subject to state permitting.  Secondary and waste-derived fuel sources now also require a non-waste determination for use by power producers under applicable Federal regulations (40 CFR 241.3).  This determination requires that the resulting fuel product be managed as a valuable commodity, have a meaningful heating value, and have comparable contaminant levels to the primary fuel being supplemented.  In June 2014 we received final determination from the USEPA that our N-Viro Fuel process satisfies the requirements of 40 CFR part 241.3(b)(4).  We will continue to seek any required new determinations as may be necessary under this new non-waste requirement as we have in the past.  The N-Viro Fuel technology, utilizing an alkaline/heat process to produce a fuel product, still satisfies requirements of the USEPA 40 CFR part 503 regulations and is a safe product usable for agriculture as well as for energy production.

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

The alkaline products used in all N-Viro Processes consist of by-products from the cement or lime industry and certain fly ashes from coal-fired systems used in electric power generation.  The particular admixture that is used usually depends upon economics and availability in local markets.  We at times are a distributor of alkaline admixtures for others.  We also work with established by-product marketers to identify and utilize available materials.  We generally charge a mark-up over our cost for alkaline admixtures sold to third parties.

Our original N-Viro Process was enhanced in the 1990’s with the addition of advanced mechanical drying known as the N-Viro BioDry process.  BioDry had been successfully implemented in five plants operating in Canada.

N-Viro Process Facilities

Florida N-Viro, LP, a processing facility and wholly-owned subsidiary, was in continuous operation from 1995 until April 2014 in Florida, and represented 96% of our total revenue in 2014.  The facility was located in Volusia County and processed regional biosolids for multiple communities and maintained contracts with Altamonte Springs, Bunnell, New Smyrna Beach, Palm Coast, Port Orange, the Tohopekaliga Water Authority and Volusia County.  Additionally, the company worked with other regional biosolids management companies and has worked with other municipalities with short-term and interim agreements.

In September 2013, we identified a new location in Bradley (Polk County), Florida to replace the Volusia County facility and Florida N-Viro, LP.  Bradley has advantages geographically to biosolids customers and end-users making that location preferable to Volusia County.  Florida N-Viro, LP closed the Volusia County facility for incoming biosolids in April 2014.  The new facility, doing business as Mulberry Processing, LLC, a new wholly-owned subsidiary of N-Viro, started operations in June 2014.

Our Volusia County facility operated under and was regulated by a permit issued by the Florida Department of Environmental Protection.  We leased the processing facility from Volusia County on a five year renewal of our contract and lease agreement, and it was allowed to expire in April 2014.  The Bradley facility has received its operating permit that is substantially identical to the Volusia County permit in all key respects, and is for a five (5) year term effective in April 2014.  We believe we have a satisfactory operating history and positive relationship with the regulatory agencies.

Our operations in Florida generate revenue from several sources.  Each municipal customer or third-party hauler compensates us for the processing of their waste materials.  We also receive revenue from utilizing the alkaline products produced by regional power utilities.  We have also been successful in marketing our N-Viro Soil to local agricultural markets.

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

International Sales and Marketing.  In certain countries outside the United States, we have at times sold or licensed the N-Viro Process through agents.  In their respective territories, the agents marketed licenses for the N-Viro Processes, served as distributors of alkaline admixture, oversaw quality control of the installed N-Viro facilities, enforced the terms of the license agreements with licensees and marketed N-Viro Soil.  In general, the agents have paid one-time, up-front fees to us for the rights to market or use the N-Viro Process in their respective territories.  Typically, the agreements with the agents provide for us to receive a portion of the up-front license fees, ongoing royalty fees paid by the licensees, a portion of the proceeds from the distribution and resale of alkaline admixture and the sale of N-Viro Soil.  Agents have total responsibility and control over the marketing and contracts for N-Viro technology, subject only to license models or minimum agreements with us.

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

Earnings Variation Due to Business Cycles and Seasonal Factors.  Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors.  For the year 2014, approximately 97% of our revenue was from our management-run operation and 3% from a foreign-sourced agreement.  Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors.

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

In 2007 we performed a full scale test of the N-Viro Fuel product at the T.B. Simon Power Plant located on the campus of Michigan State University.  The successful results of this first full test encouraged us to focus primarily on the development of the N-Viro Fuel technology.  In September 2011, we performed a multiple day 10% N-Viro Fuel test with a Pennsylvania power producer, utilizing our mobile facility for the production of the test fuel.  This test was successful as it demonstrated that N-Viro Fuel did not adversely affect boiler operation, did not cause a negative impact on resulting ash and did not exceed monitored stack air emissions.  This successful test is expected to be followed by a 20% test in 2015, with full stack monitoring being utilized to allow for full permitting at that site for the use of N-Viro Fuel.

2

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

In order to ensure compliance with the Part 503 Regs, we review the results of regular testing of sludge required by the EPA to be conducted by wastewater treatment plants, and we review tests of N-Viro Soil™ produced on a periodic basis.  In general, we do not license or permit the ongoing use of the N-Viro Process to treat any sludge that may not be processed into an "exceptional quality" sludge product.  Although N-Viro Soil™ exceeds the current federal standards imposed by the EPA for unrestricted agricultural use and land application, state and local authorities are authorized under the Clean Water Act to impose more stringent requirements than those promulgated by the EPA.  Most states require permits for land application of sludge and sludge based products and several states have regulations for certain pollutants that impose more stringent numerical concentration limits than the federal rules.

The Resource Conservation and Recovery Act.  RCRA regulates all phases of hazardous waste generation, management and disposal.  Waste is subject to regulation as a hazardous waste under RCRA if it is a solid waste specifically listed as a hazardous waste by the EPA or exhibits a defined hazardous characteristic.  Although domestic sewage and mixtures of domestic sewage and other wastes that pass through a sewer system to a POTW are specifically exempted from the definition of solid waste, once treated by the POTW, the sewage sludge is considered a solid waste.  Although neither the alkaline admixture nor wastewater sludge used in the N-Viro Process is presently regulated as hazardous waste under RCRA, states may impose restrictions that are more stringent than federal regulations.  Accordingly, the raw materials used in the N-Viro Process may be regulated under some state hazardous waste laws as "special wastes," in which case specific storage and record keeping requirements may apply.

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

Employees

As of December 31, 2014, we had twelve (12) employees.  Three of our employees were engaged in sales and marketing; two were in finance and administration and seven were in operations.  We consider our relationship with our employees to be satisfactory.

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

We maintain a corporate web site at www.nviro.com on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and any amendments to those reports as soon as is reasonably practicable after filing such material with the SEC, for the past six (6) years of filings.  Although not required to do so, we have also posted all filings on Form 8-K for the prior three (3) years plus the current year to date on our site.  In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request to James K. McHugh, our Chief Financial Officer, at (419) 535-6374 or via e-mail to jmchugh@nviro.com.  We also intend to avail ourselves of the ability to use social media to communicate with the public within the guidelines announced by the SEC in a release dated April 2, 2013.

Item 1A.

Risk Factors

We have a history of losses and there can be no assurances regarding if and when we will achieve profitability.  If we are unable to achieve profitable operations, we may need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms or at all, and which may dilute our stockholders.

Since 2000, we have experienced net losses and we have not been consistently profitable on an annual basis.  For the years ended December 31, 2014 and 2013, we incurred net losses of $1.75 million and $1.65 million, respectively.  We believe our history of net losses is primarily due to our inability to add enough new sources of revenue to replace decreasing business from existing sources of revenue and, more recently, through a shift of our business toward lower margin products and services.  Further, for the year ended December 31, 2013 and to a lesser extent in 2014, we experienced high expenses for non-cash share based compensation in addition to a material decrease in gross revenue.  To achieve profitability, we must accomplish numerous objectives, including growth in our business, the development of new products and commercial relationships, and decreasing our costs.  We can not foresee with any certainty whether we will be able to achieve these objectives in the future.  Accordingly, we may not generate sufficient net revenue to achieve profitability.

A significant amount of our business comes from a limited number of customers and our revenue and profits could decrease significantly if we lost one or more of them as customers.  Further, the agreement with our largest customer was not renewed in 2014, and our failure to renew that agreement has had a material adverse effect on our business, financial conditions and results of operations.

Our business depends on providing services to a limited number of customers.  One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them.  Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition.  For the years ended December 31, 2014 and 2013, our largest customer accounted for approximately 22% and 41% of our revenues, respectively.  For the years ended December 31, 2014 and 2013, our top three customers accounted for approximately 50% and 68%, respectively, of our revenues.  Our sludge processing agreement with Toho Water Authority, which was our largest customer for the years 2011 through 2013 and represented approximately 42% of our revenues in 2013, was not renewed at the beginning of 2014.  Our failure to renew that agreement has had a material adverse effect on our business, financial conditions and results of operations.  Additionally, regional economic considerations have made the supply of admixtures used in our processes more difficult to acquire due to coal-burning facilities operating less or not at all for unusually long periods of time.

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

We derive a substantial portion of our revenue from services provided under municipal contracts, and many of these are subject to competitive bidding.  We also intend to bid on additional municipal contracts, however, and may not be the successful bidder.  In addition, some of our contracts will expire in the future and those contracts may not be renewed or may be renewed on less attractive terms.  In 2014, we experienced just this possibility with respect to existing and material contracts in Florida which were not renewed.  If we are not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on our business, financial condition and results of operation.

Our customer contracts may be terminated prior to the expiration of their term.

Almost all of our revenue is derived from services provided under contracts and agreements with existing licensees and customers.  Some of these contracts, especially those contracts with large municipalities, provide for termination of the contract by the customer after giving relative short notice (in some cases as little as ten days).  In addition, some of these contracts may contain liquidated damages clauses, which may or may not be enforceable in the event of early termination of the contracts.  If one or more of these contracts are terminated prior to the expiration of its term, and we are not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on our business, financial condition and results of operations.

An economic downturn may cause us to experience delays of payment from our customers.

Our accounts receivable are derived primarily from municipal or local governments.  Although our collection history has been good, from time to time a customer may not pay us on a timely basis because of adverse market or local government conditions.  In light of an economic downturn, we may experience larger than expected delays in receiving payments on our accounts receivable.  Given our history of losses and our limited cash resources, any significant payment delay by one of our customers may force us to delay payment to our creditors, which may have a material and adverse effect on our business, financial condition and results of operations.

We are affected by unusually adverse weather conditions.

Our present business is adversely affected by unusual weather conditions and unseasonably heavy rainfall which can temporarily reduce the availability of land application sites in close proximity to our operations.  In addition, revenues and operational results are adversely affected during months of inclement weather which limits the amount of land application that can be performed.  Long periods of adverse weather could have a material negative effect on our business and financial condition.  For example, our Florida operation is sometimes affected by unusually adverse weather conditions by lowering the demand for N-Viro Soil(TM) distribution to the local agricultural community.

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

In 2010 we entered into employment agreements with our Chief Executive Officer, Timothy Kasmoch, our Executive Vice President and Chief Counsel, Robert Bohmer and our Chief Financial Officer, James McHugh, each of which contains non-compete and other provisions.  The laws of each state differ concerning the enforceability of non-competition agreements.  We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time.  If one of our key executive officers were to leave our employ and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could have a material and adverse effect on our business and financial condition.  All of our management employment agreements had a stated initial term expiration in March 2015.  The agreements were each extended for an additional one (1) year term automatically pursuant to the terms of the respective agreements.

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

During the period from January 1, 2013 through March 27, 2015, our common stock closing price fluctuated between a high of $2.75 and a low of $0.57.  The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions, the thinly-traded nature of our common stock and the outlook of analysts and investors on our industry.  Further, significant market fluctuations may adversely affect the trading price of our common stock.  Over the past several years, we have relied on, in part, private placements of stock, exercises of stock options by current and former officers and directors, and, exercises of stock purchase warrants by investors for operating cash.  Wide fluctuations in the price of our common stock or a stock price that is not significantly above the exercise price of outstanding stock options or warrants would likely reduce future exercises of stock options or warrants, and which would reduce or eliminate a historic source of cash for our operations.

Item 2.

Properties

Our executive and administrative offices are located in Toledo, Ohio.  In April 2011, we signed a 68 month lease with a new lessor in Toledo, Deerpoint Development Company, Ltd (“Deerpoint”).  The total minimum rental commitment for the years 2015 through 2016 is $40,800 each year.  In 2014 we negotiated a stock for rent deal with Deerpoint, issuing them 16,200 shares of our stock at a discounted price of $0.71 per share in exchange for three months rent, resulting in net additional expense of approximately $1,300 above the contracted amount, but saving us $10,191 of cash.  We also lease various office equipment on a month-to-month basis.

In October 2010, we began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011 we have been operating under a month-to-month lease at this location for one-half the rate under the original lease agreement.

In June 2009, we began to maintain an office/warehouse in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, we renewed the lease for an additional year through May 2011, and operated under a month-to-month lease until we closed this office in September 2014.

We maintained an office in Daytona Beach under a five year lease with the County of Volusia, Florida, from March 2009 through March 2014.  Effective and subsequent to April 2014, we briefly operated on a month-to-month lease with Volusia County to allow us to remove certain owned assets and finished product from the site as approved by the County.

In June 2014, we entered into a five year lease of certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC, a company owned by David Kasmoch, the father of Timothy R. Kasmoch, our President and Chief Executive Officer.  The monthly lease payment is $10,000, and the total minimum rental commitment for each of the years ending December 31, 2015 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease is for our new operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  More details are provided in Note 4, “Capital Lease” of this Form 10-K.

Management believes that all of our properties are adequately covered by insurance.

Item 3.

Legal Proceedings

In February 2013, our Board of Directors received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in Item 11 “Executive Compensation” of this Form 10-K.  As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation, we agreed that: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment ratably over six months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at  a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely, except for our obligation to make the remaining settlement payments.  Certain of the settlement payments due under the settlement are delinquent, and as of December 31, 2014 we owed approximately $16,000 in cash installment payments.

In November 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a $405,000 withdrawal liability from an ERISA multi-employer plan.  In September 2014 we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  As of December 31, 2014, we owed a total of $389,389.

Item 4.

Mine Safety Disclosures

None.

3

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Common Stock are quoted on the OTCQB, which is one of the quotation services for SEC-registered and reporting companies that trade over the counter ("OTC Markets"), under the symbol “NVIC”.  The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The closing price range per share of the Common Stock since January 1, 2013, was as follows:

Quarter	High	Low
First 2013	$1.95	$0.90
Second 2013	$1.80	$1.05
Third 2013	$1.70	$1.20
Fourth 2013	$1.75	$1.25
First 2014	$1.50	$0.57
Second 2014	$1.49	$0.58
Third 2014	$1.55	$1.05
Fourth 2014	$2.75	$1.10

Our stock price closed at $2.28 per share on March 27, 2015.

Holders

As of March 27, 2015, the number of holders of record of our Common Stock was approximately 201.

Dividends

We have never paid dividends with respect to our Common Stock.  Payment of dividends is within the discretion of our Board of Directors and would depend, among other factors, on our earnings, capital requirements and our operating and financial condition.

Recent Sales of Unregistered Securities

During the fourth quarter of 2014, we entered into share purchase agreements with a total of fourteen Purchasers pursuant to which we sold 329,150 shares of our common stock (the “Shares”) to the Purchasers for a total of $329,150, or a purchase price of $1.00 per share, to provide operating capital.  All but 91,500 shares were restricted and have limited “piggy-back” registration rights in connection with certain of our registration statement filings under the Securities Act of 1933 as amended (the “Securities Act”).  We sold 91,500 shares held in our treasury, but the shares were not issued until early 2015.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

During the first quarter of 2015, we entered into share purchase agreements with a total of eleven Purchasers pursuant to which we sold 395,000 shares of our common stock (the “Shares”) to the Purchasers for a total of $395,000, or a purchase price of $1.00 per share, to provide operating capital.  All but 30,000 shares were restricted and have limited “piggy-back” registration rights in connection with certain of our registration statement filings under the Securities Act of 1933 as amended (the “Securities Act”).  We issued 121,500 shares in 2015 held in our treasury, 91,500 of these were sold under agreements dated in late 2014.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In March and April 2015, two of our debenture holders converted a total of $91,260 in debt including accrued interest to 45,630 restricted shares of our common stock.  Both of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering

The cumulative number of shares of our Common Stock sold in these transactions represents approximately 9% of all shares issued and outstanding as of March 27, 2015.

Item 6.

Selected Financial Data

As a smaller reporting company we are not required to provide this information under Item 301 of Regulation S-K.

4

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

The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) facility management, (iii) products and services:

            For the Year Ended December 31,

	2014	2013
Technology fees	3.2%	1.9%
Facility management	59.4%	78.0%
Products and services	37.4%	20.1%
Totals	100.0%	100.0%

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

Our policy is to record revenue for the license agreements when all material services relating to the revenue have been substantially performed, conditions related to the contract have been met and no material contingencies exist.

5

Results of Operations

The following tables set forth, for the periods presented, (i) certain items in the Combined Statement of Operations, (ii) the percentage change of each such item from period to period and (iii) each such item as a percentage of total revenues in each period presented.

(Dollars in thousands)	Year ended December 31, 2014	Period to Period Percentage Change	Year Ended December 31, 2013
Combined Statement of
Operations Data:

Revenues	$ 1,331	(60.6%)	$ 3,380

Cost of revenues	1,566	(47.6%)	2,991

Gross profit	(235)	*	389

Operating expense	1,375	(32.7%)	2,045

	(1,611)	*	(1,656)

Nonoperating income (expense)	(149)	*	9

Loss before income taxes	(1,760)	*	(1,647)

Federal and state income taxes	-	*	-

Net loss	$ (1,760)	*	$ (1,647)

Percentage of Revenues:

Revenues	100.0%	100.0%

Cost of revenues	117.7	88.5

Gross profit	(17.7)	11.5

Operating expense	103.4	60.5

	(121.1)	(49.0)

Nonoperating income (expense)	(11.2)	0.3

Loss before income taxes	(132.3)	(48.7)

Federal and state income taxes	-	-

Net loss	(132.3%)	(48.7%)

*

Period to period percentage change comparisons have only been calculated for meaningful numbers.

6

Comparison of Year ended December 31, 2014 with Year Ended December 31, 2013

Our overall revenue decreased $2,049,000, or 61%, to $1,331,000 for the year ended December 31, 2014 from $3,380,000 for the year ended December 31, 2013.  The net decrease in revenue was due primarily to the following:

a)  Sales of alkaline admixture decreased $30,000 from the same period ended in 2013, down to a total of $-0- for 2014.  This decrease was the result of no longer selling alkaline admixture to our Midwestern customers.

b)  Revenue from the service fees for the management of alkaline admixture decreased $175,000 from the same period ended in 2013 – this decrease is attributed directly to the decrease in our processing revenue; and

c)  Our processing revenue, including facility management revenue, showed a net decrease of $1,818,000 over the same period ended in 2013.  This was from our Florida operation, which showed a decrease of $1,847,000 in facility management from 2013, offset by an increase in product revenue of $26,000 from 2013.  The largest decrease from a single customer was the loss of revenue from Toho Water Authority, a $1,301,000 decrease from 2013.

d)  Our license fee revenue decreased $25,000 over the same period ended in 2013.

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

Our gross profit decreased $624,000, or 161%, to ($235,000) for the year ended December 31, 2014 from $389,000 for the year ended December 31, 2013, and the gross profit margin decreased to (17.7%) from 11.5% for the same periods.  The decrease from the prior year in both gross profit and gross profit margin are due primarily to the decrease in sludge and all processing revenue at our Florida operations, as the Company phased out actively processing at our Daytona/Volusia County location during the second quarter of 2014 and started up our Bradley location at the end of the second quarter 2014, temporarily suspending operations.  This period was spent transferring assets and personnel to the new location, but the suspension of revenue combined with continued concurrent costs of both locations, while reduced, resulted in negative gross profit for 2014.

Our operating expenses decreased $670,000, or 33%, to $1,376,000 for the year ended December 31, 2014 from $2,045,000 for the year ended December 31, 2013.  The decrease was primarily due to a decrease a increase of $386,000 in consulting costs, a decrease of $282,000 in employee compensation, an increase in the gain on the sale of fixed assets of $113,000, a decrease in the allowance for bad debts of $26,000, a decrease of $17,000 in legal and professional fees, a decrease of $7,000 in travel and a decrease of $4,000 in stockholder relations, offset by an increase in $98,000 in director costs, and increase in the loss on the impairment of intangible assets of $43,000, an increase of $25,000 in office-related expense and an increase in penalties of $6,000.  Of the net decrease of $527,000 in consulting, director, employee compensation and the intangible asset impairment costs, $506,000 was for non-cash costs.  Therefore, for the year ended December 31, 2014, actual cash outlays in these combined categories decreased by a total of $21,000 over the same period in 2013.

As a result of the foregoing factors, we recorded an operating loss of $1,611,000 for the year ended December 31, 2014 compared to an operating loss of $1,657,000 for the year ended December 31, 2012, a decrease in the loss of $46,000.

Our net nonoperating income (expense) decreased by $159,000 to net nonoperating expense of $149,000 for the year ended December 31, 2014 from net nonoperating income of $10,000 for the similar period in 2013.  The decrease in net nonoperating income (expense) was primarily due to a $100,000 decrease in the gain from liabilities extinguished, an increase of $57,000 in interest expense and an increase of $10,000 in the loss from equity investment in affiliate, offset by an increase of $8,000 in amortization of the stock discount on convertible debentures issued in prior years.

For the years ended December 31, 2014 and 2013, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $938,000 at December 31, 2014, compared to a working capital deficit of $1,671,000 at December 31, 2013, resulting in an increase in working capital of $733,000.  Current assets at December 31, 2014 included cash and cash equivalents of $147,000 (including restricted cash of $65,500), which is an increase of $66,000 from December 31, 2013.  The net positive change of $733,000 in working capital from December 31, 2013 was primarily from a $192,000 increase in the change in short-tem assets over liabilities, an increase of $339,000 in the short-term portion of deferred stock and warrant costs issued for consulting services, a decrease of $218,000 in the line of credit, offset by an increase of $16,000 in notes payable to related parties.

In 2014 our cash flow used in operating activities was $665,000, a decrease of $571,000 over the same period in 2013.  The components of the decrease from 2013 in cash flow used in operating activities was principally due to a decrease of $383,000 in stock compensation for fees and services, an increase of $113,000 in the gain on sale of fixed assets, an increase in the net loss of $113,000, a $38,000 decrease in stock and stock derivatives issued for fees and services and a $26,000 decrease in the provision for bad debt allowance, offset by an increase of $64,000 in net current assets over liabilities and $39,000 increase in the impairment in intangibles .  We reduced the cash flow used by operating activities by slowing down payments to vendors, specifically vendors not used for the direct production of revenue.  Our annual average accounts payable in excess of accounts receivable increased by 37% in 2013 over 2012, and in 2014 it increased another 18% over 2013, and has not decreased into early 2015.

The normal collection period for accounts receivable is between 30-60 days for the majority of our customers.  This is a result of the nature of the contracts, type of customer and the amount of time required to obtain the information to prepare the billing.  We make no assurances that payments from our customer or payments to our vendors will become shorter and this may have an adverse impact on our continuing operations.

Until August 2013, we had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all of our assets, except equipment.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 we defaulted on the Line, and in April 2014 we signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after our default.  In addition to retaining certain rights and remedies, the Bank agreed to allow us to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal was repaid.    On December 3, 2014, we paid the remaining balance owed the Bank on the Line, totaling nearly $99,000 including accrued interest.  All agreements with the Bank have been satisfied in full, and all existing liens and security held in accordance with the agreements were immediately released.

In August 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on all four due dates during 2012 and 2013, and the January and April due dates in 2014, and as of December 31, 2014 the Note was due July 30, 2014, and we are in default.  As of the date of this filing, we have made one additional payment of $6,000, moving the due date to October 30, 2014, but remaining in default.  We expect to extend the Note in the near future and pay it in full in 2015, although there can be no assurance we will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.

In November 2012, we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  The Notice demanded a payment of $412,576, payable monthly over 20 years at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  In December 2013, we received a Notice of Default from Central States, and subsequently the Fund’s trustee served us with a summons in a civil matter, and together with the Notice demanded all amounts owed in withdrawal liability plus interest and penalties.  In September 2014, we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of our assets and future rights to assets.  As of the date of this filing, we are in compliance with the new settlement agreement.

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

During 2014 we borrowed a total of $128,055 from three lenders to purchase insurance policies for equipment, Florida workers compensation and directors & officers’ insurance coverage during the year.  A total of three unsecured term notes were issued, ranging from 7% to 9.9% interest for terms ranging from six to ten months and monthly payments totaling $15,009.  The total amount owed on these notes as of December 31, 2014 was approximately $35,900 and all notes are expected to be paid in full on the applicable maturity date, ranging from February to August 2015.

From the beginning of 2006 through 2014, we borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of December 31, 2014, a total of two term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging four to five years, monthly payments totaling approximately $5,100 and all secured by equipment.  The total amount owed on all equipment-secured notes as of December 31, 2014 was approximately $33,500 and all notes are expected to be paid in full on the applicable maturity date, ranging from January 2015 to March 2016.

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

As of June 30, 2013, we held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which currently remain outstanding.  We continue to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  We expect to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

For periods subsequent to the second quarter of 2011, we were required under GAAP to record a discount for certain Debentures replaced, which totaled $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount was required to be amortized as a period expense over the next eight quarters the Debentures were scheduled to be outstanding.  Amortization expense for the years ended December 31, 2014 and 2013 was $-0- and $8,184, respectively.

In June 2014, Mulberry Processing, LLC, our wholly owned subsidiary, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC (“BGH”), a company owned by David Kasmoch, the father of Timothy R. Kasmoch, our President and Chief Executive Officer.  The lease term is for five years beginning June 1, 2014 and a monthly payment of $10,000.  This lease is for our new operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  The economic substance of the lease is we are financing the acquisition of the asset through the lease, and accordingly, it is recorded in our asset and liabilities.  Assets and liabilities under capital leases initially are recorded at the lower of present value of the minimum lease payments or the fair value of the assets.  The assets are depreciated over the shorter of the lease term or their estimated useful lives.  A liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.

In August 2014 we issued Deerpoint Development Company Ltd., the landlord of our administrative office, 16,200 shares of unregistered common stock at a price of $0.71 per share in exchange for three months rent, resulting in net additional expense of approximately $1,300 above the contracted amount, but saving us approximately $10,200 of cash.

In 2014 we entered into share purchase agreements with three of our board members (“Purchasers”), pursuant to which we sold a total of 162,313 shares of our common stock (the “Shares”) to the Purchasers for a total $92,500, or purchase prices ranging from $0.67 to $0.70 per Share, and 162,313 warrants to purchase common stock.  All of the Shares were restricted and all of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

During June through December 2014, we entered into share purchase agreements with a total of sixteen Purchasers pursuant to which we sold 604,650 shares of our common stock (the “Shares”) to the Purchasers for a total of $604,650, or a purchase price of $1.00 per share, to provide operating capital.  All but 91,500 shares were restricted and have limited “piggy-back” registration rights in connection with certain of our registration statement filings under the Securities Act of 1933 as amended (the “Securities Act”).  We sold 91,500 shares held in our treasury, but the shares were not issued until early 2015.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

During the first quarter of 2015, we entered into share purchase agreements with a total of eleven Purchasers pursuant to which we sold 395,000 shares of our common stock (the “Shares”) to the Purchasers for a total of $395,000, or a purchase price of $1.00 per share, to provide operating capital.  All but 30,000 shares were restricted and have limited “piggy-back” registration rights in connection with certain of our registration statement filings under the Securities Act of 1933 as amended (the “Securities Act”).  We issued 121,500 shares in 2015 held in our treasury, 91,500 of these were sold under agreements dated in late 2014.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In March and April 2015, two of our debenture holders converted a total of $91,260 in debt including accrued interest to 45,630 restricted shares of our common stock.  Both of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering

For the remainder of 2015, we expect to maintain or improve current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our new processing facility in Bradley and the deployment of the N-Viro Fuel technology.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we expect to arrange for financing with other lending institutions, we have no borrowing availability and no line of credit.  We have borrowed money from third parties and related parties and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances, though there can be no assurance given that such issuances or exercises will be realized.  We have slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2013 and again in 2014 we modified all outstanding warrants to enhance their exercisability and realized approximately $122,000 and $124,000 in exercises in 2014 and 2013, respectively.  Beginning in March 2014, the Company’s operations in Volusia County, Florida, which at the time represented substantially all revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to the Company’s new site in Bradley, Florida.  The Company considers its relationship with the landlord in Volusia County to be satisfactory overall as they work to finalize the termination of operations on their site.  While operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund current or prior expenses incurred.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For our financial statements for the year ended December 31, 2014, we have received an unqualified audit report from our independent registered public accounting firm that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, our recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Non-domestic license and territory fees – Our policy is to record revenue for the license agreements when all material services relating to the revenue have been substantially performed, conditions related to the contract have been met and no material contingencies exist.

Allowance for Doubtful Accounts – We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable.  The balance of the allowance at each of the years ending December 31, 2014 and 2013 is $101,260.

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

7

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

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

N-Viro International Corporation

We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  UHY LLP

UHY LLP

Farmington Hills, Michigan

April 15, 2015

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 81,854	$ 14,344
Restricted	65,529	66,592
Receivables, net:
Trade	140,070	299,992
Other	51,912	10,918
Deferred costs - stock and warrants issued for services	597,789	258,613
Prepaid expenses and other assets	79,719	57,571
Total current assets	1,016,873	708,030

Property and equipment, net	998,852	873,542

Deferred costs - stock and warrants issued for services - long-term	-	125,251

Intangible and other assets, net	27,319	68,294

TOTAL ASSETS	$ 2,043,044	$ 1,775,117

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt	$ 63,186	$ 92,249
Current maturity of capital lease liability, in default	86,652	-
Notes payable, in default (2014) - related parties	244,480	228,000
Convertible debentures, net of discount, in default	455,000	455,000
Line of credit, in default (2013)	-	218,000
Accounts payable	716,680	850,702
Pension plan withdrawal liability - current	68,917	404,672
Accrued liabilities	320,207	130,608
Total current liabilities	1,955,122	2,379,231

Long-term debt, less current maturities	6,182	32,818
Pension plan withdrawal liability - long-term	320,472	-
Capital lease liability - long-term, less current maturities, in default	319,278	-

Total liabilities	2,601,054	2,412,049

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, Authorized - 2,000,000 shares
Issued - -0- shares in 2014 and 2013	-	-
Common stock, $.01 par value
Authorized - 35,000,000 shares
Issued - 8,166,789 shares in 2014 and 7,047,521 shares in 2013	81,668	70,475
Additional paid-in capital	32,103,596	29,864,113
Accumulated deficit	(32,565,813)	(29,886,630)
	(380,549)	47,958
Less treasury stock, at cost - 32,000 shares in 2014
and 123,500 shares in 2013	177,461	684,890
Total stockholders' deficit	(558,010)	(636,932)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,043,044	$ 1,775,117

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and 2013

	2014	2013

REVENUES	$ 1,330,583	$ 3,379,602

COST OF REVENUES	1,566,018	2,990,995

GROSS PROFIT (LOSS)	(235,435)	388,607

OPERATING EXPENSES
Selling, general and administrative	1,474,082	2,073,710
Impairment of intangible assets	42,653	-
Gain on disposal of assets	(141,197)	(28,599)
Total Operating Expenses	1,375,538	2,045,111

OPERATING LOSS	(1,610,973)	(1,656,504)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	15,478	115,202
Interest income	190	894
Amortization of discount on convertible debentures	-	(8,184)
Loss from equity investment in affiliate	(10,000)	-
Interest expense	(155,059)	(98,385)
TOTAL OTHER INCOME (EXPENSE)	(149,391)	9,527

LOSS BEFORE INCOME TAXES	(1,760,364)	(1,646,977)

Federal and state income taxes	-	-

NET LOSS	($ 1,760,364)	($ 1,646,977)

Basic and diluted loss per share	($ 0.24)	($ 0.24)

Weighted average common shares outstanding - basic and diluted	7,318,480	6,840,060

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2014 and 2013

			Additional
	Shares of	Common	Paid-in	Accumulated	Treasury
	Common Stock	Stock ($)	Capital ($)	Deficit ($)	Stock ($)	Total ($)

BALANCE - JANUARY 1, 2013	6,664,087	$66,641	$28,630,416	($28,061,453)	($684,890)	($49,286)

Net loss	-	-	-	(1,646,977)	-	(1,646,977)
Deemed dividend on extension of stock warrants	-	-	178,200	(178,200)	-	-
Share-based compensation expense	230,135	2,301	875,502	-	-	877,803
Warrants issued on loans	-	-	32,400	-	-	32,400
Exercise of stock warrants	128,539	1,285	122,653	-	-	123,938
Issuance of common stock	24,760	248	24,942	-	-	25,190

BALANCE - DECEMBER 31, 2013	7,047,521	70,475	29,864,113	(29,886,630)	(684,890)	(636,932)

Net loss	-	-	-	(1,760,364)	-	(1,760,364)
Deemed dividend on extension of stock warrants	-	-	502,890	(502,890)	-	-
Sale of treasury stock	-	-	-	(415,929)	507,429	91,500
Share-based compensation expense	125,357	1,254	948,798	-	-	950,052
Exercise of stock options	-	-	4,750	-	-	4,750
Exercise of stock warrants	250,009	2,500	119,677	-	-	122,177
Issuance of common stock	743,902	7,439	663,368	-	-	670,807

BALANCE - DECEMBER 31, 2014	8,166,789	$81,668	$32,103,596	($32,565,813)	($177,461)	($558,010)

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

	2014	2013
Cash Flows From Operating Activities
Net loss	($1,760,364)	($1,646,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,686	193,125
Amortization of debenture stock discount	-	8,184
Issuance of stock, stock options and warrants for services	696,628	1,118,492
Loss on equity investment in affiliate	10,000	-
Provision for bad debts	-	26,260
Impairment of intangible assets	42,653	-
Gain on the sale of fixed assets	(141,197)	(28,599)
Changes in Operating Assets and Liabilities
Decrease (increase) in trade receivables	170,708	(27,872)
Decrease (increase) in prepaid expenses and other assets	22,975	(32,117)
Decrease in pension withdrawal liability	(15,284)	(6,622)
Increase in accounts payable and accrued liabilities	121,430	302,591
Net cash used in operating activities	(664,765)	(93,535)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	182,446	20,000
Decrease from restricted cash	1,063	142,589
Decrease to notes receivable, net	895	1,264
Purchases of property and equipment	(41,375)	(4,628)
Net cash provided by investing activities	143,029	159,225

Cash Flows From Financing Activities
Proceeds (net cost) from issuance of common stock in private placements	696,030	(30)
Borrowings under long-term debt	128,054	67,387
Proceeds from stock warrant transactions	121,952	123,908
Net borrowings from related parties - short-term	44,480	55,000
Proceeds from stock options exercised	4,750	-
Principal payments on long-term obligations	(188,020)	(198,236)
Net repayments on line-of-credit	(218,000)	(152,000)
Net cash provided by (used in) financing activities	589,246	(103,971)

Net (Decrease) Increase in Cash and Cash Equivalents	67,510	(38,281)

Cash and Cash Equivalents - Beginning	14,344	52,625

Cash and Cash Equivalents - Ending	$ 81,854	$ 14,344

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$ 106,546	$ 93,246

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

D.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $938,000 at December 31, 2014, and has incurred recurring losses and negative cash flow from operations for the years ended December 31, 2014 and 2013.  Moreover, while the Company expects to arrange for financing with lending institutions, there is no borrowing availability and no line of credit at December 31, 2014.

The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances, though there can be no assurance given that such issuances or exercises will be realized.  The Company has slowed payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2013 and again in 2014 the Company modified all outstanding warrants to enhance their exercisability and realized approximately $122,000 and $124,000 in exercises in 2014 and 2013, respectively.  Beginning in March 2014, the Company’s operations in Volusia County, Florida, which at the time represented substantially all revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to the Company’s new site in Bradley, Florida.  The Company considers its relationship with the landlord in Volusia County to be satisfactory overall as they work to finalize the termination of operations on their site.  While operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund current or prior expenses incurred.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

Restricted cash consists of:  one certificate of deposit and corresponding accrued interest which was held as collateral on behalf of the Florida Department of Agriculture for the Company’s soil distribution license at December 31, 2013;  one certificate of deposit and corresponding accrued interest which is held as collateral with a performance bond on behalf of one of the Company’s licensees at both December 31, 2014 and 2013.

F.

Accounts Receivable – The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days.  Accounts greater than 90 days past due amounted to $99,179 and $104,025 of receivables for the years ended December 31, 2014 and 2013, respectively.  The Company's policy is not to accrue and record interest income on past due trade receivables.  The Company does bill the customer finance charges on past due accounts and records the interest income when collected.

Credit is generally granted on an unsecured basis.  Periodic credit evaluations of customers are conducted and appropriate allowances are established.

Management estimates an allowance for doubtful accounts, which was $101,260 at both December 31, 2014 and 2013.  The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections.

G.

Property and Equipment – Property, machinery and equipment are stated at cost less accumulated depreciation.  Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets.  Generally, useful lives are five to fifteen years.  Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the estimated useful life of the asset.  Depreciation expense amounted to $179,743 and $178,688 in 2014 and 2013, respectively.  Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.  Management believes the carrying amount is not impaired based upon estimated undiscounted future cash flows.

H.

Intangible Assets – Intangible assets are comprised of patent costs, territory rights and customer licenses/contracts amortized on a straight line basis over their estimated useful lives (ranging from 18 months to 17 years).  Weighted average amortization periods for patents/related intangibles and territory rights were 14.1 years at December 31, 2013.  Amortization expense amounted to $7,941 in 2014 and $17,657 in 2013.

During the third quarter of 2014, the Company determined the fair value of the intangible assets were less than the amount reflected in the balance sheet, and recorded a non-cash impairment charge of $42,653 to reduce the carrying value of these assets to their estimated fair value of zero.  The reason for the impairment of intangible assets in the third quarter of 2014 was primarily due to declines in revenue associated with these assets.  The categorization of the framework used to price the assets is considered a level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

I.

Equity Method Investment – During the year ended December 31, 2014, the Company entered into a subscription agreement with N-Viro Energy Limited representing an approximately 45% interest in the class C voting shares.  The Company’s 2014 loss includes a loss of ($10,000) related to the operations of N-Viro Energy Limited.  The loss reduced the Company’s investment in N-Viro Limited to zero and, as a result, the Company discontinued applying the equity method.  The Company will resume application of the equity method only after its share of future earnings of N-Viro Energy Limited are sufficient to recover its share of unrecognized losses during the period the equity method was suspended.  The Company has no obligation to fund future operations of N-Viro Energy Limited.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

J.

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

K.

Loss Per Common Share – Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented.  For the years ended December 31, 2014 and 2013, the effects of 2,615,231 and 2,555,981 stock options outstanding, respectively, 2,649,142 and 1,849,585 warrants to purchase common stock, respectively, and, debentures that are convertible to 227,500 shares of common stock are excluded from the diluted per share calculation because they would be antidilutive.

L.

Stock Options – The Company records share-based compensation expense using a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation.  Compensation costs are recognized over the requisite period or periods that services are rendered.

M.

New Accounting Standards – There are no Accounting Standards Updates expected to have a significant effect on the Company’s consolidated financial position or results of operations.

N.

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

The accounting for uncertain tax positions requires the Company to evaluate each income tax position using a two step process which includes a determination as to whether it is more likely than not that the income tax position will be sustained, based upon technical merit and upon examination by the taxing authorities. At December 31, 2014 and 2013, there were no uncertain tax positions that required accrual.  None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2011 and later remain subject to examination by the IRS and respective states.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

O.

Supplemental Disclosure of Non-Cash Operating, Investing and Financing Activities:

	2014	2013
Deemed dividend on extension of stock warrants	$ 502,890	$ 178,200
Dynasty Wealth, Inc. - value of warrants issued on consulting agreement	460,700	-
Bowling Green Holdings, LLC - capital lease	420,346	-
Global IR Group - value of stock issued on consulting agreement	165,000	-
Conversions of promissory note debt to common stock	55,000	25,000
Proceeds from sale of property and equipment recorded as Receivable, net - Other	51,889	10,000
Rakgear, Inc. - value of stock and warrants issued on consulting agreement	-	487,900
Oregon Resource Innovations - value of stock issued on consulting agreement	-	70,000
Catalyst Corner, LLC - value of stock issued on consulting agreement	-	3,600
	$ 1,655,825	$ 774,700

P.

Segment Information – During 2014, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 2.

Balance Sheet Data

For 2013 through the first quarter of 2014, the Company did not take a charge for depreciation on certain assets located at its demo fuel site in Pennsylvania, because these assets were not producing or expected to produce revenue during that time.  We resumed depreciation in the second quarter of 2014 when we received the US EPA approval letter in June which made the equipment available to be used for demonstration and testing.

Property and equipment (at cost):

	2014	2013
Buildings and leasehold improvements	$ 452,362	$ 119,445
Equipment	2,280,636	2,118,863
Equipment - idle	-	722,559
Furniture, fixtures and computers	57,503	59,896
	2,790,501	3,020,763
Less accumulated depreciation	1,791,649	2,147,221
	$ 998,852	$ 873,542

Deferred costs:

In December 2010, the Company executed a Financial Public Relations Agreement with Strategic Asset Management, Inc., or SAMI.  The Company engaged SAMI as its non-exclusive financial public relations counsel for a term of three years.  For its services, the Company issued SAMI 150,000 shares of the Company's unregistered common stock.  The Company recorded a non-cash charge to earnings of approximately $305,000 ratably over a 36-month period starting in December 2010.  For the years ended December 31, 2014 and 2013, the charge to earnings was $-0- and $97,271, respectively.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2.

Balance Sheet Data (Continued)

In August 2011, the Company issued 100,000 shares of common stock and granted 100,000 fully vested stock warrants to SAMI for additional services performed in connection with the December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company took a non-cash charge to earnings of $285,700 through December 2013, the ending date of the agreement.  For the years ended December 31, 2014 and 2013, the charge to earnings was approximately $-0- and $91,300, respectively.

In August 2012, the Company issued 60,000 shares of unregistered common stock to Equiti-trend Advisors LLC/JT Trading, LLC for public relations and corporate communication services.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $75,000 ratably through January 2013, the ending date of the agreement.  For the years ended December 31, 2014 and 2013, the charge to earnings was approximately $-0- and $14,500, respectively.

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 fully vested stock warrants to SAMI to extend the period of services performed in connection with the December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company is taking a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  For the years ended December 31, 2014 and 2013, the charge to earnings was approximately $136,600 and $125,300, respectively.

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services to be performed over a six month period.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $70,000 ratably through July 2013, the ending date of the agreement.  For the years December 31, 2014 and 2013 the charge to earnings was $-0- and $70,000, respectively.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 fully vested warrants to purchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For the years ended December 31, 2014 and 2013, the charge to earnings was approximately $122,000 and $365,900, respectively.

In September 2014, the Company executed a Financial Public Relations Agreement with Dynasty Wealth, Inc., for a one year term.  For its services, the Company issued Dynasty Wealth 350,000 warrants to purchase the Company's unregistered common stock at an exercise price of $1.50 per share, and $10,000 per month, to be paid in either cash or shares of the Company’s unregistered common stock at the Company’s discretion.  To reflect the entire value of the warrants issued, the Company is recording a non-cash charge to earnings of $460,700 ratably through September 14, 2015, the ending date of the agreement.  For the year ended December 31, 2014 the charge to earnings for the entire agreement was approximately $169,400, of which the non-cash portion of the agreement was approximately $134,400.

In November 2014, the Company executed a Public Relations Agreement with Global IR Group, Inc., for a one year term.  For its services, the Company issued Global IR 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $165,000 ratably through November 19, 2015, the ending date of the agreement.  For the year ended December 31, 2014 the charge to earnings was approximately $18,800.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 2.

Balance Sheet Data (Continued)

The following is a summary of Deferred costs – stock and warrants issued for services as of December 31:

	2014	2013
Deferred costs - Rakgear, Inc., less accumulated
amortization (2014 - $487,900; 2013 - $365,925)	$ -	$ 121,975

Deferred costs - SAMI, less accumulated
amortization (2014 - $886,249; 2013 - $749,611)	125,251	261,889

Deferred costs - Dynasty Wealth, Inc., less accumulated
amortization (2014 - $134,371)	326,329	-

Deferred costs - Global IR Group, Inc., less accumulated
amortization (2014 - $18,792)	146,208	-
	$ 597,788	$ 383,864

Intangible and Other Assets, Net:

The following is a summary of Intangible and Other Assets, Net as of December 31:

	2014	2013
Deposits	$ 27,319	$ 17,698

Patents and related intangibles, less accumulated
amortization (2014 - $-0-; 2013 - $126,346)	-	42,143

Customer list, less accumulated amortization
(2014 - $-0-; 2013 - $61,803)	-	8,453
	$ 27,319	$ 68,294

Accrued liabilities:

	2014	2013
Accrued payroll and employee benefits	$ 157,456	$ 35,112
Deferred compensation payable	124,306	84,658
Interest payable	38,445	10,838
	$ 320,207	$ 130,608

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 3.

Pledged Assets, Line of Credit and Long-Term Debt

Until August 2013, the Company had a Commercial Line of Credit Agreement, or the Line, with Monroe Bank + Trust, or the Bank, up to $400,000 bearing interest at the Wall Street Journal Prime Rate plus 0.75%, but in no event less than 5.00%, and secured by a first lien on substantially all assets (except equipment) of the Company.  Two certificates of deposit totaling approximately $142,000 from the Bank were held as a condition of maintaining the Line.  In August 2013, the Line was renewed with a new maturity date of October 2013 and a borrowing limit of $233,067.  The Bank cashed in the two certificates of deposit held totaling approximately $142,000 and used them to pay down the Line, effectively reducing the borrowing capacity by $25,000.  In October 2013, the Line was renewed again with a new maturity date of December 2013 and a borrowing limit of $218,067, further reducing the borrowing capacity by $15,000.  In December 2013 the Company defaulted on the Line, and in April 2014 the Company signed a forbearance agreement with the Bank, temporarily restricting them from exercising certain rights and remedies available after the Company’s default.  In addition to retaining certain rights and remedies, the Bank agreed to allow the Company to repay the Line over six months, with an immediate payment of approximately $39,000 including accrued interest, and successive monthly payments of $36,784 plus accrued interest at 5%, up to and including September 7, 2014 until a total of $218,000 in principal was repaid.    On December 3, 2014, the Company paid the remaining balance owed the Bank on the Line, totaling nearly $99,000 with accrued interest.  All agreements with the Bank have been satisfied in full, and all existing liens and security held in accordance with the agreements were immediately released.

In August 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on all four due dates during 2012 and 2013, and the January and April due dates in 2014, and as of December 31, 2014 the Note was due July 30, 2014, and the Company is in default.  As of the date of this filing, the Company has made one additional payment of $6,000, moving the due date to October 30, 2014, but remaining in default.  The Company expects to extend the Note in the near future and pay it in full in 2015, although there can be no assurance the Company will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.

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

During 2014, the Company borrowed a total of $128,055 from three lenders to purchase insurance policies for equipment, Florida workers compensation and directors & officers’ insurance coverage during the year.  A total of three unsecured term notes were issued, ranging from 7% to 9.9% interest for terms ranging from six to ten months and monthly payments totaling $15,009.  The total amount owed on these notes as of December 31, 2014 was approximately $35,900 and all notes are expected to be paid in full on the applicable maturity date, ranging from February to August 2015.

From the beginning of 2006 through 2014, the Company borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of December 31, 2014, a total of two term notes are outstanding, ranging from 6.2% to 7.1% interest for terms ranging four to five years, monthly payments totaling approximately $5,100 and all secured by equipment.  The total amount owed on all equipment-secured notes as of December 31, 2014 was approximately $33,500 and all notes are expected to be paid in full on the applicable maturity date, ranging from January 2015 to March 2016.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 3.

Pledged Assets, Line of Credit and Long-Term Debt (Continued)

In November 2012, the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  The Notice demanded a payment of $412,576, payable monthly over 20 years at $2,250 per month, or approximately $27,000 per year.  Payments at the end of the 20 year period would total $540,065.  In December 2013, the Company received a Notice of Default from Central States, and subsequently the Fund’s trustee served the Company with a summons in a civil matter, and together with the Notice demanded all amounts owed in withdrawal liability plus interest and penalties.  In September 2014, the Company agreed to pay Central States a total of $415,000 on a financed settlement over 19 months, with principal and interest payments of $6,000 per month for the first twelve months and principal and interest payments of $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Interest is charged at the PRIME rate plus 2% (effective rate of 5.25% at December 31, 2014).  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, the Company is in compliance with the new settlement agreement.

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

As of June 30, 2013, the Company held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which currently remain outstanding.  The Company continues to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  The Company expects to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

For periods subsequent to the second quarter of 2011, the Company is required under GAAP to record a discount for certain Debentures replaced, which totaled $32,737 and was recorded as a gain on debt modification during the quarter ended June 30, 2011.  The discount was required to be amortized as a period expense over the next eight quarters the Debentures were scheduled to be outstanding.  Amortization expense for the years ended December 31, 2014 and 2013 was $-0- and $8,184, respectively.

Approximate aggregate maturities of long-term debt for the years ending December 31 are as follows:  2015 - $831,600;  2016 - $326,600;  2017 - $-0-;  2018 - $-0-;  2019 - $-0-.

Long-term debt at December 31, 2014 and 2013 is as follows:

	2014	2013
Notes payable - banks	$ 36,550	$ 31,632
Notes payable - equipment vendors	32,818	93,435
Pension plan withdrawal liability	389,389	404,672
Notes payable - related parties and stockholders, net of discount (2013 - $27,000)	244,480	228,000
Convertible debentures	455,000	455,000
	1,158,237	1,212,739
Less current maturities	831,583	1,179,921
	$ 326,654	$ 32,818

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 4.

Capital Lease

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC (“BGH”), a company owned by David Kasmoch, the father of Timothy R. Kasmoch, the Company’s President and Chief Executive Officer.  The lease term is for five years beginning June 1, 2014 and a monthly payment of $10,000.  This lease is for the Company’s new operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  The economic substance of the lease is the Company is financing the acquisition of the asset through the lease, and accordingly, it is recorded in the Company’s assets and liabilities.  Assets and liabilities under capital leases initially are recorded at the lower of present value of the minimum lease payments or the fair value of the assets.  The assets are depreciated over the shorter of the lease term or their estimated useful lives.  A liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.

The following is a summary of property held under capital leases at December 31, 2014 and 2013:

	2014	2013
Leased real property at Bradley, Florida - BGH	$ 420,346	$ -
Less accumulated depreciation	49,040	-
	$ 371,306	$ -

Depreciation on assets under capital leases charged to expense for the years ended December 31, 2014 and 2013 was $49,040 and $-0-, respectively, recorded as cost of sales.  Interest charged related to capital lease liabilities for the years ended December 31, 2014 and 2013 was $35,508 and $-0-, respectively, recorded as interest expense.  At December 31, 2014, the Company was in default of its payments.

The following is a schedule by years of future minimum payments required under the lease together with their present value as of December 31, 2014:

amount
2015	$ 160,000
2016	120,000
2017	120,000
2018	120,000
2019	50,000
Total minimum lease payments	570,000
Less amount representing interest	164,070
Present value of lease payments	$ 405,930

Current maturities	$ 86,652
Non-current maturities	$ 319,278

Note 5.

Related Party Transactions

In August 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer.  More details can be found in Note 3.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 5.

Related Party Transactions (continued)

During 2012 the Company paid Terri Kasmoch, the spouse of Timothy Kasmoch, as an employee for business development, web site and company media marketing and stock promotion efforts for the Company, and she participated with the executives of the Company in reducing the salary paid to her by 10% and deferring this to a future date.  Effective November 2012, Ms. Kasmoch resigned from employment from the Company, and her deferred salary of approximately $3,900 remains unpaid as of December 31, 2014.

During 2013, the Company sold used equipment to Tri-State Garden Supply dba Gardenscape, a company owned and managed by the extended family of the Company’s Chief Executive Officer, Timothy Kasmoch.  Cash proceeds realized totaled $30,000 on the sale, of which $10,000 was classified as an Other Receivable at December 31, 2013.

During 2014, the Company also sold used equipment to Tri-State Garden Supply dba Gardenscape, and realized cash proceeds of $81,275 on the sale, of which $6,281 was classified as an Other Receivable at December 31, 2014.

During 2014, the Company leased two trucks from Tri-State Garden Supply dba Gardenscape, and in lieu of lease payments agreed to repair and maintain both trucks, reimburse Gardenscape for insurance, annual taxes and license fees.  During 2014, this totaled of approximately $27,000.

Note 6.

Equity Transactions

In January 2013, the Company issued 70,000 shares of unregistered common stock to Webracadabra Internet Works, LLC, dba Oregon Resource Innovations, for financial consulting services.  More details of this agreement are contained in Note 2.

In April 2013, the Company issued 150,000 shares of unregistered common stock and 150,000 warrants to purchase unregistered shares of common stock to Rakgear, Inc., for financial consulting services.  More details of this agreement are contained in Note 2.

In September 2014, the Company issued 350,000 warrants to purchase unregistered shares of common stock to Dynasty Wealth, Inc., for financial consulting services.  Additional payments owed Dynasty Wealth can be paid in either cash or shares of the Company’s unregistered common stock.  For the year ended December 31, 2014 the Company did not issue any shares of stock in additional payment owed per the agreement.  More details of this agreement are contained in Note 2.

In November 2014, the Company issued 100,000 shares of unregistered common stock to Global Group, Inc., for public relations services.  More details of this agreement are contained in Note 2.

In May 2013, the Company issued a total of 3,845 shares of unregistered common stock, valued at a total of $5,000, to five independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $5,000 in the second quarter of 2013.

In December 2013, the Company issued a total of 3,290 shares of unregistered common stock, valued at a total of $5,000, to five independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $5,000 in the fourth quarter of 2013.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 6.

Equity Transactions (continued)

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

In October 2014, the Company issued a total of 2,065 shares of unregistered common stock, valued at a total of $2,500, to five independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $2,500 in the fourth quarter of 2014.

In November 2014, the Company issued a total of 3,145 shares of unregistered common stock, valued at a total of $5,000, to five independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $5,000 in the fourth quarter of 2014.

In August 2014 the Company issued Deerpoint Development Company Ltd., the landlord of its administrative office, 16,200 shares of unregistered common stock at a price of $0.71 per share in exchange for three months rent, resulting in net additional expense of approximately $1,300 above the contracted amount, but saving us approximately $10,200 of cash.  The stock price was calculated using the Black-Scholes valuation model, explained in further detail below.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 6.

Equity Transactions (continued)

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

During June through December 2014, the Company entered into share purchase agreements with a total of sixteen Purchasers pursuant to which the Company sold 604,650 shares of its common stock (the “Shares”) to the Purchasers for a total of $604,650, or a purchase price of $1.00 per share.  All but 91,500 shares were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The Company sold 91,500 shares it held in its treasury, but the shares were not issued until early 2015.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

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

Pursuant to their respective five-year employment agreements, in March 2010 a total of 890,000 stock options were granted to the three executive officers of the Company.  Twenty percent of the options vested immediately on the date of grant, with the balance of the options to vest in equal annual installments over the next four years on the anniversary date of the original grant.  These options were granted pursuant to the 2004 Plan, are for a period of ten years and are intended as Incentive Stock Options.  To reflect the value of the stock options granted for the employment services provided, the Company was taking a charge to earnings totaling approximately $2,358,000.  For the years ended December 31, 2014 and 2013, this charge was $-0- and $176,800, respectively.

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

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 6.

Equity Transactions (continued)

During the year ended December 31, 2014, the Company granted stock options totaling 132,500 shares, for board meetings attended by outside directors in April, June, August, October and November of 2014.  All options granted were for a period of ten years.  The options became fully vested six months after the date of grant, and were priced, pursuant to the 2010 Plan, at ranges between $0.76 and $1.59, for a total expense of approximately $156,100, expensed ratably in 2014 and 2015 over each subsequent six-month period.  More information on these equity transactions is contained in this Form 10-K under Item 10, “Directors, Executive Officers and Corporate Governance”.

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

Also in May 2013, the Company granted 25,000 stock options to one employee.  The options granted were for a period of ten years, are exercisable at $1.28 per share and vested immediately at the date of grant.  These options were granted pursuant to the 2004 Plan and were intended as Incentive Stock Options.  To reflect the entire value of the stock options granted, the Company recorded a charge to earnings of approximately $32,500 in the second quarter of 2013.

During the year ended December 31, 2014, the Board of Directors approved a plan to offer to all Company warrants holders a 25% discount on the exercise price to any warrant holder who exercises warrants, and a second 25% discount on any subsequent warrant exercise, but within a specific “discount period” and only on a temporary basis.  Any warrant holder who exercised within the discount period also received a “replacement warrant” on a 1.5 to 1 basis.  All other terms and conditions of all outstanding warrants remain unchanged, and the discount offer was temporary.  During the discount period, five warrant holders exercised a total of 250,009 warrants at various exercise prices and were issued a total of 250,009 shares of restricted common stock and 375,014 replacement warrants.  As a condition of exercise, all of the $122,177 in cash proceeds from the exercises were restricted for future payment to specific creditors as agreed upon with the warrant holders, and subsequently used to pay these creditors.  In all instances the shares and the warrants issued and sold were in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

During the year ended December 31, 2013, a total of 127,264 warrants were exercised and shares of unregistered restricted stock were issued to one insider and four non-insider owners for total net cash proceeds of $127,264.  These proceeds were all used for operating expenses.  Simultaneously and subject to the same terms and conditions and as further inducement to exercise the warrants, the Company issued a total of 127,264 warrants to these same owners as “replacement warrants” to acquire shares of our common stock at $1.00 per share, a price which was below the closing price of the stock on the date of each transaction.  In all instances the shares and the warrants issued and sold were in a private offering transaction pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 6.

Equity Transactions (continued)

For the 2014 and 2013 replacement warrants, the incremental fair value associated with these transactions has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the accompanying Statement of Stockholders’ Equity (Deficit).  For the years ended December 31, 2014 and 2013, the deemed dividend was $502,890 and $178,200, respectively.

The following summarizes the stock options activity for the years ended December 31, 2014 and 2013:

	2014			2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,210,981	$ 2.10	2,905,981	$ 2.42
Granted	377,500	$ 0.84	395,000	$ 1.27
Exercised	(2,500)	$ 1.90	-	$ -
Forfeited/expired during the year	(70,750)	$ 2.33	(1,090,000)	$ 2.66
Outstanding, end of year	2,515,231	$ 1.91	2,210,981	$ 2.10

Eligible for exercise at end of year	2,442,731	$ 1.92	2,185,981	$ 2.11

Weighted average fair value per option for
options granted during the year	$ 0.84		$ 1.27

Options expected to vest over the life of the Plan	2,515,231		2,210,981

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

The following assumptions were used to estimate the fair value of options granted:

	Year Ended December 31,
	2014	2013
Expected dividend yield	0.0%	0.0%
Weighted average volatility	287.0%	267.6%
Risk free interest rate	2.2 - 2.8%	1.8 - 2.9%
Expected term (in years)	7	7

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 7.

Revenue and Major Customers

For the years ended December 31, 2014 and 2013, the Company’s largest customer accounted for approximately 22% and 41% of our revenues, respectively.  Our sludge processing agreement with Toho Water Authority, which was also our largest customer for the years 2011 through 2013, was not renewed at the beginning of 2014.  Our failure to renew that agreement has had a material adverse effect on our business, financial conditions and results of operations.  For the years ended December 31, 2014 and 2013, the top three customers accounted for approximately 50% and 68%, respectively, of the Company’s revenues.  Florida operations accounted for approximately 96% and 97% of consolidated revenue during the years ended December 31, 2014 and 2013, respectively.  The accounts receivable balance due (which are unsecured) for these three Florida customers at December 31, 2014 and 2013 was approximately $99,000 and $211,000, respectively.  Beginning in March 2014, the Company’s operations in Florida were voluntarily delayed for a short time while the Company moved assets and personnel to a new site in Bradley, Florida.  While operations resumed in Bradley in June 2014, this reduction in revenue, while temporary, has materially reduced available cash to fund current or prior expenses incurred.

The sludge processing agreement with the City of Toledo, Ohio, who was the Company’s largest customer for many years through 2010 and represented approximately 17% of the consolidated revenues in 2011, was not renewed at the end of 2011.  The City of Toledo’s failure to renew that agreement has continued to have a material adverse effect on the Company’s business, financial conditions and results of operations.

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

Note 8.

Commitments and Contingencies

In 2010, the Company and Timothy R. Kasmoch, the President and Chief Executive Officer, entered into an Employment Agreement for a five-year term.  Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Kasmoch is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In March 2015, Mr. Kasmoch’s Employment Agreement automatically renewed for a one-year term.

In 2010, the Company and Robert W. Bohmer, the Executive Vice President and General Counsel, entered into an Employment Agreement for a five-year term.  Mr. Bohmer is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Bohmer is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In March 2015, Mr. Bohmer’s Employment Agreement automatically renewed for a one-year term.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 8.

Commitments and Contingencies (continued)

In May 2014, the Company and Mr. Bohmer agreed to an adjustment to his employment contract, making him a part-time employee and adjusting his salary to $57,200.  Additional information is available in “Item 11 Executive Compensation” in this Form 10-K.

In 2010, the Company and James K. McHugh, the Chief Financial Officer, Secretary and Treasurer, entered into an Employment Agreement for a five-year term.  Mr. McHugh is to receive an annual base salary of $125,000, subject to an annual discretionary increase.  In addition, Mr. McHugh is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In March 2015, Mr. McHugh’s Employment Agreement automatically renewed for a one-year term.

In May 2013, the Company’s Board of Directors approved an amendment to each of the Company’s executive officer’s respective employment agreement only as it applied to the stock option grant.  Additional information is available in “Item 11 Executive Compensation” in this Form 10-K.

In February 2013, the Company received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in Item 11 “Executive Compensation” of this Form 10-K.

As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment of $20,000 ratably over ten months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.  Based on the terms of the settlement, the Company accrued an estimated expense of $86,500, recorded as a trade account payable, at December 31, 2013 and, due to an increase in the underlying valuation of the warrants, an additional accrual of $93,900 for the quarter ended March 31, 2014, for a total expense of $180,400 to recognize the cost of the final settlement.  All but $20,000 of this expense is for the non-cash component.  Certain of the settlement payments due under the settlement are in default, and as of December 31, 2014 the Company owed approximately $16,000 in cash installment payments.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the years 2014 through 2016 is $40,800 each year.  The total rental expense included in the statements of operations for the year ended December 31, 2014 and 2013 is approximately $40,800 and $30,600, respectively.  Additional information is available in “Item 2 Properties” in this Form 10-K.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 8.

Commitments and Contingencies (continued)

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the years ended December 31, 2014 and 2013 is $12,000.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 2011, and operated under a month-to-month lease until the Company closed the office in September 2014.  The total rental expense included in the statements of operations for the year ended December 31, 2014 and 2013 is approximately $22,500 and $30,000, respectively.

The Company maintained an office in Daytona Beach under a lease with the County of Volusia, Florida, from March 2009 through March 2014.  Effective and subsequent to April 2014, the Company briefly operated on a month to month lease with Volusia County, to allow the removal of certain owned assets and finished product from the site as approved by the County.  The total rental expense included in the statements of operations for each of the years ended December 31, 2014 and 2013 is $15,000 and $48,000, respectively.

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC, for a five year lease term beginning June 1, 2014 and a monthly payment of $10,000.  More details can be found in Note 4 Capital Lease.

For the year ended December 31, 2014, the Company paid a total of $19,800 recorded as rent in selling, general and administrative expense on behalf of the Chief Executive Officer.  No future commitment exists as the residential building lease is not in the name of the Company, however the Company expects to pay $22,000 in 2015 through the lease term maturing October 31, 2015.

In September 2014, the Company entered into an operating lease with Caterpillar Financial for operating equipment at its Bradley, Florida location.  The lease term is for three years beginning October 2014 and a monthly payment of approximately $3,200.  The total minimum rental commitment for each of the years ending December 31, 2015 through 2016 is $37,900 and for the year ending December 31, 2017 is $28,400.

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

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 9.

Income Tax Matters

The composition of the deferred tax assets and liabilities at December 31, 2014 and 2013 is as follows:

	2014	2013
Gross deferred tax liabilities:
Property and equipment and intangible assets	($ 68,700)	($ 64,600)
Gross deferred tax assets:
Loss carryforwards	6,070,100	5,541,800
Pension plan withdrawal exp in excess of payments	132,400	137,600
Subsidiary acquisition basis step up	42,800	64,300
Allowance for doubtful accounts	34,400	34,400
Deferred compensation	42,300	28,800
Litigation settlement - non-cash portion	54,500	22,600
Other	400	500
Less valuation allowance	(6,308,200)	(5,765,400)
	$ -	$ -

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2014 and 2013 and are as follows:

	2014	2013
Provision at statutory rate	($ 598,500)	($ 560,000)
(Decrease) increase in income taxes resulting from:
Change in valuation allowance	542,800	1,134,800
Nondeductible (return of) stock options and warrants	44,700	(582,700)
Other	11,000	7,900
	$ -	$ -

The net operating losses available at December 31, 2014 to offset future taxable income total approximately $17,850,000 and expire principally in years 2018 - 2034.

24

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 10.

Subsequent Events

During the first quarter of 2015, the Company entered into share purchase agreements with a total of eleven Purchasers pursuant to which the Company sold 395,000 shares of its common stock (the “Shares”) to the Purchasers for a total of $395,000, or a purchase price of $1.00 per share, to provide operating capital.  All but 30,000 shares were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The Company issued 121,500 shares in 2015 it held in its treasury, 91,500 of these were sold under agreements dated in late 2014.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In February 2015, the Company extended the $200,000 Promissory Note payable to David and Edna Kasmoch for an additional three months, now due October 30, 2014, and is currently still in default.  Additional details of this Note are provided in Note 3, Pledged Assets, Line of Credit and Long-Term Debt.

In March and April 2015, two of the Company’s debenture holders converted a total of $91,260 in debt including accrued interest to 45,630 restricted shares of the Company’s common stock.  Both of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

25

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2014 for the reasons described below.

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

During the quarter ended December 31, 2014, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

Currently the Board is currently composed of four Class I Directors: Carl Richard, Joseph H. Scheib, Mark D. Hagans and Michael P. Burton-Prateley, whose terms will expire upon the election and qualification of directors at the annual meetings of stockholders to be held in 2015; and four Class II Directors: James H. Hartung, Timothy R. Kasmoch, Thomas L. Kovacik and Gene K. Richard.  Messrs Hartung and Kovacik were not re-elected to another two year term at our annual meeting of stockholders held in November 2014, and their resignations are expected to be accepted by the Board at the next board meeting.  Messrs Kasmoch and Gene Richard’s terms will expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2016.  At each annual meeting of stockholders, directors will be elected for a full term of two years to succeed those directors whose terms are expiring.

The following table sets forth the names and ages of our directors.

Name	Age	Position
Michael P. Burton-Prateley	52	Class I Director*
Mark D. Hagans	48	Class I Director*
James H. Hartung	72	Class II Director, Chairman of the Board
Timothy R. Kasmoch	53	Class II Director, President and Chief Executive Officer
Thomas L. Kovacik	67	Class II Director
Carl Richard	88	Class I Director*
Gene K. Richard	55	Class II Director
Joseph H. Scheib	58	Class I Director*

_____________

* Directors with terms expiring in 2015.

Michael P. Burton-Prateley is an executive team member of BBM Energy, headquartered in London, England, and has an extensive background within the investment-banking sector.  He is also a director on the boards of N-Viro Energy Ltd., N-Viro Energy Holding (Asia) Ltd. and N-Viro Energy (Hong Kong) Ltd.  He has advised on a broad range of transactions, including mergers and acquisitions, corporate financing, corporate restructuring, post acquisition integration and joint ventures/strategic partnerships and alliances.  He is also an experienced international corporate financier and management consultant.  Mr. Burton-Prateley earned an Economics Degree from Manchester University in Manchester, England, and a Masters Degree in Management from Templeton College at the University of Oxford, England.  Mr. Burton-Prateley is a Chartered Accountant in the UK, having qualified with KPMG.  Mr. Burton-Prateley has served as our director since his appointment in April 2014.  Mr. Burton-Prateley’s qualifications to serve as a director of the Company consist of strong financial, asset management and global business experience.

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

Timothy R. Kasmoch has been our President and Chief Executive Officer since February 2006 and a director since January 2006.  Previously, Mr. Kasmoch held various positions including Vice President of a privately held soil management company, that provided trucking and equipment services to us in the past, where he led the composting division to extract the highest value possible from organic feedstock into marketable products for the lawn and garden industry and helped them achieve record expansion in the 1990’s.  Mr. Kasmoch pursued the acquisition of an international soil mining company and as their President, focused on creating value through continuous improvements that balanced financial measures with quality and customer service.  Mr. Kasmoch is a member of the Board’s Finance and Technology Committees.  His qualifications to serve as our director consist of being active in the area of soil management and conservation for over twenty years and bringing extensive experience in environmental management, operations and strategic planning.  He is the only “insider” on the Board and strongly encourages open communication with all Company stockholders.

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

Gene K. Richard has been an Associate Pathologist with Consultants in Laboratory Medicine of Greater Toledo, Ohio, since June 2008.  Dr. Richard was the Associate Director of Clinical Chemistry at Methodist Hospitals of Dallas, Texas from August 1998 to July 2008, while concurrently a partner with Surgical Pathologists of Dallas and a partner with Laboratory Physicians Association.  Dr. Richard has an extensive background in clinical and anatomic pathology and specializes in surgical pathology and cytopathology.  Dr. Richard was educated at the Ohio State University College of Medicine, Medical University of South Carolina, Memorial Hospital for Cancer & Allied Diseases in New York, Memorial Sloan-Kettering Cancer Center in New York and the North Shore University Hospital at Cornell University, and has been Board Certified in Anatomic & Clinical Pathology since 1992.  Dr. Richard has served as our director since his appointment in April 2014 and is a member of the Board’s Compensation Committee.  Dr. Richard’s qualifications to serve as a director of the Company consist of his strong educational and medical experience.

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

Key Relationships

Gene K. Richard is the son of Board member Carl Richard.

Michael Burton-Prateley is a member of the boards of N-Viro Energy Ltd., N-Viro Energy Holding (Asia) Ltd. and N-Viro Energy (Hong Kong) Ltd., all related companies to us by virtue of our 45% ownership interest in N-Viro Energy, Ltd., which is the parent of N-Viro Energy Holding (Asia) Ltd. and N-Viro Energy (Hong Kong) Ltd.

Timothy Kasmoch has been offered a board seat with N-Viro Energy Ltd., but this has not voted on by the remaining board members as of the date of this filing.

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

Meetings of the Board of Directors

Our Board held nine (9) meetings during 2014, consisting of four regular meeting and five special meetings.  Each director attended 100% of the aggregate number of meetings held by the Board of Directors and the Committees of the Board of Directors on which he served, except Messrs. Burton-Prateley, Hagans, Hartung, Kovacik and Scheib, each of whom didn’t attend one of the board meetings.  It is the policy of the Company that members of the Board attend the annual stockholder meeting.  Failure to attend the annual stockholder meeting without good reason is a factor the Nominating Committee and Board will consider in determining whether or not to renominate a current Board member.  All members of the Board serving at the time attended the adjourned or reconvened 2014 Annual Meeting, except Messrs. Kovacik, Hagans and Scheib.

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

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board.  A copy of the Code of Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K for the year ended December 31, 2014, and is posted on our web site at www.nviro.com under “Corporate Governance”.

Committees of the Board of Directors

The Board has the following standing committees:  the Audit Committee, the Compensation Committee, the Finance Committee, the Nominating Committee and the Technology Committee.  The composition and function of each Committee is set forth below:

Director	Audit	Compensation	Nominating	Finance	Technology
Mark D. Hagans	X			X*	X
James H. Hartung		X	X
Timothy R. Kasmoch				X	X*
Thomas L. Kovacik		X*			X
Carl Richard			X
Gene Richard		X
Joseph H. Scheib	X*		X*	X

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

The Audit Committee recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities.  During 2014, the Audit Committee met one time.  The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2014.  The Audit committee is governed by a written charter, a copy of which was attached to the Proxy Statement for our annual meeting held on June 8, 2007.

Compensation Committee

The Compensation Committee determines officers’ salaries and bonuses and administers the grant of stock options pursuant to our stock option plans.  The Compensation Committee does not have a written charter.  The Compensation Committee consisted of Messrs. Kovacik and Hartung.  The Compensation Committee met three times during 2014.

The Board has determined that all of the members of the committee are “independent” as determined under the NASDAQ standards.

Finance Committee

The Finance Committee, consisting of Messrs. Hagans, Kasmoch and Scheib, assists in monitoring our cash flow requirements and approves any internal or external financing or leasing arrangements.  The Finance Committee does not have a written charter.  The Finance Committee met two times during 2014.

Nominating Committee

The Nominating Committee, consisting of Messrs. Scheib, Richard and Hartung, considers and recommends to the Board qualified candidates for election as Board members, and establishes and periodically reviews criteria for selection of directors.  The Nominating Committee does not have a written charter.  The Nominating Committee met two times during 2014.

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

The Nominating Committee will consider all stockholder recommendations of proposed director nominees, if such recommendations are timely received under applicable SEC regulations and include all of the information required to be included as set forth in the By-Laws.  To be considered “timely received,” recommendations must be received in writing at our principal executive offices, at N-Viro International Corporation, 2254 Centennial Road, Toledo, OH  43617, Attention: Chairman, Nominating Committee, c/o James K. McHugh, Corporate Secretary, no later than February 17, 2016.

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

Compensation of Directors

Our Board of Directors has approved the payment of cash compensation to non-employee directors in exchange for their service on the Board.  The amount of cash compensation to be received by each non-employee director is $1,000 per regular meeting attended during each calendar year, and $500 per special meeting attended.  Our Board of Directors generally has two meetings per calendar year.  The Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees thereof.  During 2014, the Board voluntarily waived the cash compensation for all of the regular and the special meetings, but received unregistered common stock in lieu of cash for attendance at the regular meetings.

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

See “Certain Relationships and Related Transactions” for additional compensation to directors.

DIRECTOR COMPENSATION

	Fees	Fees		Non-Equity	Non-Qualified	Non-Qualified
	Earned or	Earned or		Incentive	Incentive	Deferred	All
	Paid in	Paid in	Option	Plan	Plan	Compensation	Other
Name	Cash	Stock (1)	Awards	Compensation	Compensation	Earnings	Compensation	Total
Michael Burton-Prateley	$ -	$4,000	$23,322	$ -	$ -	$ -	$ -	$ 27,322
Mark Hagans	-	3,500	23,402	-	-	-	-	26,902
James Hartung	-	3,500	18,002	-	-	-	-	21,502
Timothy Kasmoch	-	-	-	-	-	-	-	-
Thomas Kovacik	-	3,500	18,002	-	-	-	-	21,502
Carl Richard	-	4,500	26,642	-	-	-	-	31,142
Gene Richard	-	3,500	23,402	-	-	-	-	26,902
Joseph Scheib	-	4,000	23,322	-	-	-	-	27,322
	$ -	$ 26,500	$ 156,094	$ -	$ -	$ -	$ -	$ 182,594

(1) Represents $1,000/$500 per regular/special meeting attended, paid in unregistered common stock at the equivalent value.

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

Name	Age	Position
Timothy R. Kasmoch	53	President and Chief Executive Officer
Robert W. Bohmer	45	Executive Vice-President and General Counsel
James K. McHugh	56	Chief Financial Officer, Secretary and Treasurer

Robert W. Bohmer has been our Executive Vice-President and General Counsel since July 2007.  From 1996 until joining the Company, Mr. Bohmer had been a partner with the law firm of Watkins, Bates and Carey, LLP, Toledo, Ohio.  From 2005 through June 2007, Mr. Bohmer had served as general outside counsel to the Company.  Effective May 2014, Mr. Bohmer became a part-time employee and performs outside legal work with the law firm of Plassman, Rupp, Hagans & Newton.  Mark Hagans is a member of our board and a partner in that law practice.

James K. McHugh has served as our Chief Financial Officer, Secretary and Treasurer since January 1997.  Prior to that date, Mr. McHugh served the Company in various financial positions since April 1992, and was a key member of the team that took the Company public in 1993.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC.  Copies of all filed reports are required to be furnished to us pursuant to Section 16(a).  Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2014.

Item 11.

Executive Compensation

Compensation of Executive Officers

The following table presents the total compensation paid to our Chief Executive Officer, Executive Vice President and Chief Financial Officer during 2014 and 2013.  There were no other executive officers who were serving at the end of 2014 or 2013 and whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and Principal		Salary		Stock	Option	Plan	Compensation	Other
Position	Year	(3) (4)	Bonus	Awards	Awards (5)	Compensation	Earnings	Compensation	Total

Timothy R. Kasmoch	2014	$ 150,000	$ -	$ -	$ -	$ -	$ -	$ 10,200	$ 160,200
President and CEO (1)	2013	150,000	-	-	(1,321,580)	-	-	10,200	(1,161,380)

Robert W. Bohmer	2014	88,133	-	-	-	-	-	-	88,133
Executive V.P.	2013	150,000	-	-	(444,166)	-	-	-	(294,166)

James K. McHugh	2014	125,000	-	-	-	-	-	399	125,399
Chief Financial Officer (2)	2013	125,000	-	-	(35,446)	-	-	399	89,953

(1)

For the “All Other Compensation” column, Mr. Kasmoch was compensated in cash for the use of his personal vehicle for $10,200 for each of 2014 and 2013.  Exactly 10% of the 2014 and 2013 amounts for Mr. Kasmoch have been deferred and are expected to be paid in 2015.

(2)

For the “All Other Compensation” column, Mr. McHugh is taxed on the imputed benefit of a life insurance policy that benefits his personal beneficiary for one-half the face value of the policy and N-Viro International Corporation for the other one-half.

(3)

Amounts listed are each executive’s gross salary per their March 2010 employment agreement, except Mr. Bohmer – see (4).  Starting in February 2012, all officers listed voluntarily deferred 10% of their gross salary.  Throughout 2013 and 2014, deferred salary continues to be accrued and is expected to be paid in 2015.  The amount of deferred salary before related payroll taxes total approximately $117,000 at December 31, 2014.  During 2014, all three executives voluntarily agreed to forego full salary payments to provide cash for operations.  The amount of unpaid salary before related payroll taxes total approximately $141,000 at December 31, 2014.  This amount is accrued as of December 31, 2014 and is expected to be paid in 2015.

(4)

Effective May 1, 2014, Mr. Bohmer agreed to an adjustment to his employment agreement, making him a part-time employee and reducing his salary to $57,200.

(5)

The amounts included in the Option Awards column include the aggregate fair value of options granted and/or expensed in the fiscal year computed in accordance with FASB ASC Topic 718.  In May 2013, all three executives voluntarily returned stock option grants that were granted in 2010 as part of their respective employment agreement, and, in the case of Mr. Kasmoch only, a 2011 grant.  The above table includes the value of the options returned that were previously disclosed in this Item 11 of the Form 10-K filed for the years ending December 31, 2010, 2011 and 2012.  We continue to use the Black-Scholes model to measure the grant date fair value of stock options.  For a discussion of the valuation assumptions used to value the options, see Note 5 to our Consolidated Financial Statements included in this annual report on Form 10-K for the fiscal year ended December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

						STOCK AWARDS
	OPTION AWARDS
								Equity	Equity
			Equity					Incentive	Incentive
			Incentive					Plan Awards:	Plan Awards:
			Plan				Market	# Unearned	Market or
	# of	# of	Awards:			# of	Value of	Shares,	Payout Value
	Securities	Securities	# Securities			Shares or	Shares or	Units or	of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	Other Rights	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	or Other Rights
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Not	That Have
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested ($)	Vested	Not Vested ($)
Timothy R. Kasmoch	250,000	-	-	$ 2.00	12/30/16	-	$ -	-	$ -
Timothy R. Kasmoch	2,500	-	-	$ 1.70	2/15/16	-	$ -	-	$ -
Timothy R. Kasmoch	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
Timothy R. Kasmoch	243,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
Timothy R. Kasmoch	75,000	-	-	$ 3.27	3/18/20	-	$ -	-	$ -
Timothy R. Kasmoch	100,000	-	-	$ 1.63	8/10/21	-	$ -	-	$ -
Timothy R. Kasmoch	125,000	-	-	$ 1.25	5/16/23	-	$ -	-	$ -
Timothy R. Kasmoch	25,000	-	-	$ 0.67	5/12/24	-	$ -	-	$ -
Timothy R. Kasmoch	100,000	-	-	$ 0.67	5/16/24	-	$ -	-	$ -

Robert W. Bohmer	100,000	-	-	$ 2.80	6/13/17	-	$ -	-	$ -
Robert W. Bohmer	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
Robert W. Bohmer	168,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
Robert W. Bohmer	75,000	-	-	$ 3.27	3/18/20	-	$ -	-	$ -
Robert W. Bohmer	125,000	-	-	$ 1.25	5/16/23	-	$ -	-	$ -
Robert W. Bohmer	25,000	-	-	$ 0.67	5/12/24	-	$ -	-	$ -
Robert W. Bohmer	50,000	-	-	$ 0.67	5/16/24	-	$ -	-	$ -

James K. McHugh	50,000	-	-	$ 2.00	12/31/16	-	$ -	-	$ -
James K. McHugh	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
James K. McHugh	68,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
James K. McHugh	60,000	-	-	$ 3.27	3/18/20	-	$ -	-	$ -
James K. McHugh	45,000	-	-	$ 1.25	5/16/23	-	$ -	-	$ -
James K. McHugh	20,000	-	-	$ 0.67	5/12/24	-	$ -	-	$ -
James K. McHugh	25,000	-	-	$ 0.67	5/16/24	-	$ -	-	$ -

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

All grants awarded in May 2013 were priced at $1.25, the prior ten trading day average closing price of our common stock, in accordance with both the 2004 Plan and 2010 Plan.  All grants awarded in May 2014 were priced at $0.67, the prior ten trading day average closing price of our common stock, in accordance with both the 2004 Plan and 2010 Plan.  The grant in May 2015 required under Mr. Kasmoch’s Amendment will be priced at the time of grant.

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

The Special Committee concluded that the Compensation Committee and the Board did not act improperly.  Nevertheless, in order to avoid potential litigation to interpret the Plans, the Special Committee recommended and the Board agreed to seek voluntary returns from the individual employees of a portion of their option grants that exceeded the Plan Limits and to adopt an interpretation that no future grant of an option would exceed the Plan Limits without stockholder approval, despite contrary language allowing that action in the Plans.  Accordingly, the Special Committee, the Compensation Committee and the named employees renegotiated their option grants such that (i) no grant in any single year exceed the Plan Limits, and, (ii) each employee returned to the Company’s Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  The options returned were in excess of those issued using only the Plan Limits as the guideline.  As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation we agreed: (i) we will adopt certain procedures to monitor future issuances of options to management; (ii) we will make an installment payment ratably over six months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) we will issue warrants to counsel for the stockholder exercisable at  a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.

Equity Compensation Plan Information

We maintain three stock option plans (only one is able to issue new grants after May 12, 2014) for directors, executive officers and key employees or outside subcontractors.  The most recent plan (“2010 Plan”) was approved by the stockholders in August 2010.  The 2010 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options for up to a maximum of 5,000,000 shares of Common Stock.  For all of the plans, the total number of options granted and outstanding as of March 27, 2015 was 2,510,231, and the number of options available for future issuance was 4,122,500.  As of May 13, 2014 the 2004 Plan was no longer able to grant stock options.  Currently, all of the plans are administered by the Board of Directors via a committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We had outstanding 8,550,411 shares of Common Stock, $.01 par value per share, or the Common Stock, on March 27, 2015, which constitutes the only class of our outstanding voting securities.

Five Percent Stockholders

At March 27, 2015, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock
Common Stock	Timothy R. Kasmoch 312 Stryker Street Archbold, OH 43502	1,126,878 (1)	11.8%
Common Stock	VC Energy I, LLC 3900 Paradise Road, Suite U Las Vegas, NV 89169	800,000 (2)	8.9%
Common Stock	Joseph Giulii 7030 Cardin Road Philadelphia, PA 19128	679,328 (3)	7.8%
Common Stock	Cooke Family Trust 90 Grande Brook Circle, #1526 Wakefield, Rhode Island 02879	627,717 (4)	7.3%
Common Stock	Robert W. Bohmer 2339 St. Roberts Lane Toledo, OH 43617	594,388 (6)	6.5%
Common Stock	Carl Richard 4220 N Holland-Sylvania Rd, Apt. 127 Toledo, Ohio, 43623	572,465 (5)	6.5%
Common Stock	Joseph H. Scheib 6937 Hunters Way Raleigh, NC 27615	490,190 (7)	5.6%

1.

The shares attributed to Mr. Kasmoch include 111,378 shares of Common Stock, 945,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.67 to $3.27 per share and 70,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

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

5.

The shares attributed to Mr. Richard include 252,705 shares of Common Stock, 128,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 191,010 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.63 to $1.31 per share.

6.

The shares attributed to Mr. Bohmer include 6,388 shares of Common Stock, 568,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.67 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

7.

The shares attributed to Mr. Scheib include 238,390 shares of Common Stock, 121,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 130,550 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.35 to $1.00 per share.

Security Ownership of Management

The following table sets forth, as of March 27, 2015, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group.  Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 8,550,411 shares of Common Stock outstanding on the record date.  Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock warrants or stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	[1]	Percent of Class
Common Stock	Michael Burton-Prateley	48,860	[2]	0.57%
Common Stock	Mark D. Hagans	138,019	[3]	1.59%
Common Stock	James H. Hartung	155,350	[4]	1.79%
Common Stock	Timothy R. Kasmoch	1,126,878	[5]	11.78%
Common Stock	Thomas L. Kovacik	147,100	[6]	1.69%
Common Stock	Carl Richard	572,465	[7]	6.45%
Common Stock	Gene K. Richard	432,743	[8]	4.95%
Common Stock	Joseph H. Scheib	490,190	[9]	5.57%
Common Stock	Robert W. Bohmer	594,388	[10]	6.50%
Common Stock	James K. McHugh	330,450	[11]	3.73%
Common Stock	All directors and executive officers as a group (10 persons)	4,036,443	[12]	34.55%

1.

Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

2.

Represents 3,860 shares of Common Stock owned by Mr. Burton-Prateley, 45,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.76 to $1.59 per share.

3.

Represents 11,334 shares of Common Stock owned by Mr. Hagans, 106,685 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.76 to $3.90 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

4.

Represents 8,914 shares of Common Stock owned by Mr. Hartung, 115,546 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.76 to $3.90 per share and 30,890 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

5.

Represents 111,378 shares of Common Stock owned by Mr. Kasmoch, 945,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.67 to $3.27 per share and 70,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

6.

Represents 8,100 shares of Common Stock owned by Mr. Kovacik, 119,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.76 to $3.90 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

7.

Represents 252,705 shares of Common Stock owned by Mr. C. Richard, 128,750 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 191,010 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.63 to $1.31 per share.

8.

Represents 245,786 shares of Common Stock owned by Mr. G. Richard, 17,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.76 to $1.59 per share and 169,457 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.47 to $1.00 per share.

9.

Represents 238,390 shares of Common Stock owned by Mr. Scheib, 121,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 130,550 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.35 to $1.00 per share.

10.

Represents 6,388 shares of Common Stock owned by Mr. Bohmer, 568,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.67 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

11.

Represents 17,450 shares of Common Stock owned by Mr. McHugh, 293,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.67 to $3.27 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

12.

Represents 904,305 shares of Common Stock owned by the directors and officers, 2,460,231 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and a total of 671,907 unregistered shares issuable upon exercise of warrants which are currently exercisable at a at prices ranging from $0.35 to $1.31 per share.

Item 13.

Certain Relationships and Related Transactions and Director Independence

During 2013 and 2014, we sold used equipment to Tri-State Garden Supply dba Gardenscape, a company owned and managed by the extended family of Timothy Kasmoch.  For more detail, see Footnote 5 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K.

In September 2013, the Company and Supermag, LC, a Florida limited liability company (“Seller”) entered into a purchase agreement (the “Purchase Agreement”) pursuant to which we agreed to purchase certain land in Polk County, Florida to establish a new facility to replace our existing facility in Volusia County, Florida, for a total purchase price of $350,000.  The Seller was required to complete certain work and other conditions prior to a closing.  In March 2014, we assigned all of our right title and interest in and to the Purchase Agreement (the “Assignment”) to Bowling Green Holdings, LLC, a Florida limited liability company (“Purchaser”), which is 100% owned by the parents of our Chief Executive Officer.  It was a condition of the Assignment that we execute and deliver an unconditional guaranty (the “Guaranty”) of all of the Purchaser’s obligations under the Purchase Agreement hereinafter described.  The closing of the land purchase occurred on March 25, 2014.  At the closing, the Purchaser delivered to the Seller (i) a five year promissory note in the aggregate principal amount of $214,562, payable in declining installments of principal and interest beginning March 2015 and continuing until March 2019, at which time the Purchaser will be required to make a balloon payment of the remaining principal and all unpaid interest of $187,438, and, (ii) a mortgage and personal property security interest agreement under which the Purchaser granted the Seller a mortgage on the real property sold together with a first priority security interest in all personal property and proceeds from the use of the real property.  At the closing, we delivered the Guaranty to the Seller.  As of the date of this filing, we anticipate the Seller will release us from the Guaranty within a reasonable time as the Purchaser has to a large extent paid off the principal balance of the mortgage.  In connection with the closing, the Purchaser leased both the land and facility to be built to our wholly-owned subsidiary, Mulberry Processing, LLC, for a five year term, at an annual lease payment of $120,000, beginning June 1, 2014.  In addition, the lease requires us to pay the Purchaser an additional $2.00 per ton of sludge for any overage of more than 10,000 tons of sludge per month processed at the site during the lease term.

At present, we hold 45% of the Class C voting shares that select Directors for N-Viro Energy Limited, our development and capital-sourcing entity.  Michael Burton-Prateley is the Chief Executive Officer and the beneficial owner of 20% of N-Viro Energy Limited Class C stock.  The initial Directors of N-Viro Energy Limited include Timothy R. Kasmoch and Robert W. Bohmer, our CEO and Executive Vice President, respectively, and Mr. Burton-Prateley.

For more detail, see Footnotes 5 and 10 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in our Form 10-K for the year ended December 31, 2014.

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

Audit services of UHY LLP (“UHY”) included the audit of our annual financial statements in 2014 and 2013, and services related to quarterly filings with the SEC through the reporting period ended September 30 in each of those years.  Fees for these services totaled approximately $54,300 for 2014 and $47,800 for 2013.

Audit Related Fees

There were no fees billed for the years ended December 31, 2014 and December 31, 2013 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

There were no fees billed for the years ended December 31, 2014 and December 31, 2013 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

All Other Fees

No fees were billed for the years ended December 31, 2014 and 2013 for assistance on accounting related matters.

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

Dated: April 15, 2015

By: /s/  Timothy R. Kasmoch

*

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

Dated:  April 15, 2015

/s/  Timothy R. Kasmoch*

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

30