Form 10-K/A
period 2014-12-31
N-VIRO INTERNATIONAL CORP
filed 2015-04-29
CIK 904896

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) filed with the U.S. Securities and Exchange Commission (“the “Commission”) on April 15, 2015 (the “Filing Date”), is to comply with a request we received from the Commission to resubmit the XBRL files for the 2014 Annual Report so that the Commission can make the files available on its website to the public.  The request arose from these circumstances:  On the Filing Date, the Company’s submission to the Commission for the filing did include six (6) XBRL Data Files (the “Original XBRL Data Files”) for the 2014 Annual Report.  Although the Commission accepted our filing as of April 15, 2015, they have since informed us certain transmission issues affected the Original XBRL Data Files and have prevented the Commission from making the Original XBRL Data Files available to the public on its web site.  As a consequence, the Commission requested the Company electronically resubmit the XBRL Data Files for the 2014 Annual Report in accordance with Rule 405 of Regulation S-T.  Accordingly, in this Amendment to the 2014 Annual Report, the Company has resubmitted the XBRL Data Files such that they will be in form to be posted on the Commission’s website.  Please note: (1)  although the Company has made all of the Original XBRL Data Files available to the public on its site, www.nviro.com, since April 15, 2015, the Company will replace the Original XBRL Data Files with the files submitted to the Commission in this Amendment; (2) except for the replacement of the Original XBRL Data Files by the files attached to this Amendment, there are no other changes to the information in the Company’s 2014 Annual Report submitted as part of this Amendment.

As required by Rule 12b-15, the Company's principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications.  Accordingly, the Company hereby amends Item 15 in its Annual Report on Form 10-K for the year ended December 31, 2014 to provide those reports as Exhibits, in addition to Exhibit 101 for the XBRL documents.

Except as described above, no other changes have been made to the Form 10-K.  This amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

Exhibit

No.

Description

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

Dated:  April 29, 2015

By: /s/  Timothy R. Kasmoch

*

Timothy R. Kasmoch, Chief Executive Officer and President

(Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints James K. McHugh his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K/A (Amendment No. 1), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  April 29, 2015

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