Form 10-Q
period 2015-03-31
N-VIRO INTERNATIONAL CORP
filed 2015-05-15
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, 8,594,233 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Mar 31
	2015	2014

REVENUES	$ 348,919	$ 523,588

COST OF REVENUES	352,640	502,848

GROSS PROFIT (LOSS)	(3,721)	20,740

OPERATING EXPENSES
Selling, general and administrative	447,494	477,471
Gain on disposal of assets	-	(67,679)
Total Operating Expenses	447,494	409,792

OPERATING LOSS	(451,215)	(389,052)

OTHER INCOME (EXPENSE)
Interest income	43	52
Interest expense	(35,517)	(51,084)
Total Other Expense	(35,474)	(51,032)

LOSS BEFORE INCOME TAXES	(486,689)	(440,084)

Federal and state income taxes	-	-

NET LOSS	($ 486,689)	($ 440,084)

Basic and diluted loss per share	($0.06)	($0.06)

Weighted average common shares outstanding - basic and diluted	8,225,244	6,924,021

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 187,339	$ 81,854
Restricted	65,572	65,529
Receivables, net:
Trade, net of allowance for doubtful accounts of $101,260
at March 31, 2015 and December 31, 2014	147,782	140,070
Other	6,281	51,912
Prepaid expenses and other assets	75,564	79,719
Deferred costs - stock and warrants issued for services	407,204	597,789
Total current assets	889,742	1,016,873

PROPERTY AND EQUIPMENT, NET	955,323	998,852

DEPOSITS	27,319	27,319

TOTAL ASSETS	$ 1,872,384	$ 2,043,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 40,456	$ 63,186
Current maturity of capital lease liability, in default	84,829	86,652
Notes payable, in default - related parties	238,480	244,480
Convertible debentures, in default	375,000	455,000
Accounts payable	674,615	716,680
Pension plan withdrawal liability - current	376,320	68,917
Accrued liabilities	325,145	320,207
Total current liabilities	2,114,845	1,955,122

Long-term debt, less current maturities	-	6,182
Pension plan withdrawal liability - long-term	-	320,472
Capital lease liability - long-term, less current maturities, in default	301,025	319,278

Total liabilities	2,415,870	2,601,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2015 and 2014	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 8,554,911 in 2015 and 8,166,789 in 2014	85,549	81,668
Receivable from common stock issuance	(20,000)	-
Additional paid-in capital	32,590,681	32,103,596
Accumulated deficit	(33,188,625)	(32,565,813)
	(532,395)	(380,549)
Less treasury stock, at cost; 2,000 shares in 2015 and 32,000 shares in 2014	11,091	177,461
Total stockholders' deficit	(543,486)	(558,010)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,872,384	$ 2,043,044

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended Mar 31
	2015	2014
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	($ 245,674)	$ 38,886

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	45,608	77,395
Increases to restricted cash	(43)	(52)
Purchases of property and equipment	(13,273)	-
Net cash provided by investing activities	32,292	77,343

CASH FLOWS FROM FINANCING ACTIVITIES
Private placements of stock, net of issuance costs	373,855	-
Principal payments on Notes Payable - related party	(6,000)	-
Principal payments on long-term obligations	(48,988)	(31,968)
Net cash provided by (used in) financing activities	318,867	(31,968)

NET INCREASE IN CASH & CASH EQUIVALENTS	105,485	84,261

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,854	14,344

CASH AND CASH EQUIVALENTS - ENDING OF PERIOD	$ 187,339	$ 98,605

Supplemental disclosure of cash flows information:
Cash paid during the three months ended for interest	$ 42,496	$ 30,690

Non-cash investing and financing activities:
During the three months ended March 31, 2015, the Company issued common stock with a fair value of $81,244 as part of a conversion of debentures.

During the three months ended March 31, 2015, the Company issued common stock with a fair value of $20,000 in exchange for a note receivable.

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the three months ended March 31, 2015 may not be indicative of the results of operations for the year ending December 31, 2015.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2014.

The financial statements are consolidated as of March 31, 2015, December 31, 2014 and March 31, 2014 for the Company.  All intercompany transactions were eliminated.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  There have been no changes in the selection and application of significant accounting policies and estimates disclosed in “Item 8 – Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,225,000 at March 31, 2015 and has incurred recurring losses and negative cash flows from operations.  Moreover, while the Company hopes to arrange for substitute financing arrangements for the line of credit that was closed during 2014, there can be no assurance that additional financing will be available.  The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercise of common stock warrants and new equity issuances, though there can be no assurance given that such issuances or exercises will be realized.  The Company has slowed payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2013 and 2014, the Company modified all outstanding warrants to enhance their exercisability and realized approximately $124,000 and $122,000 in exercises in 2013 and 2014, respectively.  Beginning in March 2014, the Company’s operations in Volusia County, Florida, which at the time represented substantially all revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to the Company’s new site in Bradley, Florida.  While operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund expenses incurred.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Long-Term Debt

In August 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch (related parties), the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  The Company extended the Note on the January, April and July due dates during 2014 and 2015, and as of March 31, 2015 the Note was due

October 30, 2014, and the Company is in default.  The Company expects to extend the Note in the near future and pay it in full in 2015, although there can be no assurance the Company will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.

In December 2013, the Company borrowed a total of $28,000, net of debt discount of $27,000, from two existing stockholders (related parties) to provide operating capital.  Both notes payable were for a term of three months at an interest rate of 12%, and included warrants to purchase common stock of the Company.  In the second quarter of 2014, both stockholders converted their respective note to common stock of the Company at the fair market value of the stock at the time of conversion.

In November 2012, the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  In December 2013, the Company received a Notice of Default from Central States, and in September 2014 the Company agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with principal and interest payments of $6,000 per month for the first twelve months and principal and interest payments of $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Interest is charged at the Prime rate plus 2% (effective rate of 5.25% at March 31, 2015).  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, the Company is in compliance with the new settlement agreement.

From the beginning of 2006 through the first quarter of 2015, the Company borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of March 31, 2015, one term note is outstanding at 7.1% interest for a term of five years, with monthly payments of approximately $2,100 and secured by equipment.  The amount owed on the equipment-secured note as of March 31, 2015 was approximately $24,100 and the note is expected to be paid in full on the maturity date in March 2016.

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

As of June 30, 2013, the Company held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  In the first quarter 2015, one of the Company’s debenture holders converted a total of $81,244 in debt including accrued interest to 40,622 restricted shares of the Company’s common stock.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  This reduced the amount of Debentures that remain outstanding and in default at March 31, 2015 to $375,000.

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

Note 3.

Capital Lease

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green

Holdings, LLC (“BGH”), a related party, a company owned by David Kasmoch, the father of Timothy R. Kasmoch, the Company’s President and Chief Executive Officer.  The lease term is for five years beginning June 1, 2014 with a monthly payment of $10,000.  At March 31, 2015 and December 31, 2014 the Company was in default of its payments.  This lease is for the Company’s operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  The economic substance of the lease is the Company is financing the acquisition of the asset through the lease, and accordingly, it is recorded in the Company’s assets and liabilities.  Assets and liabilities under capital leases initially are recorded at the lower of present value of the minimum lease payments or the fair value of the assets.  The assets are depreciated over the shorter of the lease term or their estimated useful lives.  A liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.

Depreciation on assets under capital leases charged to expense for the three months ended March 31, 2015 and 2014 was $21,007 and $-0-, respectively, recorded as cost of sales.  Interest charged related to capital lease liabilities for the three months ended March 31, 2015 and 2014 was $14,275 and $-0-, respectively, recorded as interest expense.

Note 4.

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

In May 2013, the Company’s Board of Directors approved an amendment to the stock option grant section of the employment agreements for all of the Company’s executive officers.

Additional information about all of the employment agreements for the Company’s executive officers is available in “Item 11 Executive Compensation” in the Form 10-K filed on April 15, 2015.

In February 2013, the Company received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and

2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in the Form 10-K filed on April 15, 2015.

As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment of $20,000 ratably over ten months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.  Based on the terms of the settlement, the Company accrued an estimated expense of $86,500, recorded as a trade account payable, at December 31, 2013 and, due to an increase in the underlying valuation of the warrants, an additional accrual of $93,900 for the quarter ended March 31, 2014, for a total expense of $180,400 to recognize the cost of the final settlement.  All but $20,000 of this expense is for the non-cash component.  Certain of the settlement payments due under the settlement are in default, and as of March 31, 2015 the Company owed approximately $10,000 in cash installment payments.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the years 2015 through 2016 is $40,764 each year.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2015 and 2014 is approximately $10,200.  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2015 and 2014 is $3,000.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 2011, and operated under a month-to-month lease until the Company closed the office in September 2014  The total rental expense included in the statements of operations for the three months ended March 31, 2015 and 2014 is $-0- and $7,500, respectively.

The Company maintained an office in Daytona Beach under a lease with the County of Volusia, Florida, from March 2009 through March 2014.  Effective and subsequent to April 2014, the Company briefly operated on a month to month lease with Volusia County, to allow the removal of certain owned assets and finished product from the site as approved by the County.  The total rental expense included in the statements of operations for the three months ended March 31, 2015 and 2014 is $-0- and $12,000, respectively.

For the three months ended March 31, 2015, the Company paid a total of $6,600 recorded as rent in selling, general and administrative expense on behalf of the Chief Executive Officer.  No future commitment exists as the residential building lease is not in the name of the Company; however, the Company expects to pay an additional $15,400 through the lease term maturing October 31, 2015.

In September 2014, the Company entered into an operating lease with Caterpillar Financial for operating equipment at its Bradley, Florida location.  The lease term is for three years beginning October 2014 and a monthly payment of approximately $3,200.  The total minimum rental commitment for each of the years ending December 31, 2015 through 2016 is $37,900 and for the year ending December 31 2017 is $28,400.  The total rental expense included in the statements of operations for the three months ended March 31, 2015 and 2014 is $9,465 and $-0-, respectively.

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

Note 5.

New Accounting Standards

Accounting Standards Updates not effective until after March 31, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 6.

Segment Information

The Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 7.

Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For the three months ended March 31, 2015 and 2014 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 8.

Common Stock

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to Strategic Asset Management, Inc., or SAMI, to extend the period of services performed in connection with a December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company is recording a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  For both the three months ended March 31, 2015 and 2014, the charge to earnings was approximately $34,200.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 warrants to purchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For the three months ended March 31, 2015 and 2014 the charge to earnings was approximately $-0- and $122,000, respectively.

In September 2014, the Company executed a Financial Public Relations Agreement with Dynasty Wealth, Inc., for a one year term.  For its services, the Company issued Dynasty Wealth 350,000 warrants to purchase the Company's unregistered common stock at an exercise price of $1.50 per share, and $10,000 per month, to be paid in either cash or shares of the Company’s unregistered common stock at the Company’s discretion.  To reflect the entire value of the warrants issued, the Company is recording a non-cash charge to earnings of $460,700 ratably through September 14, 2015, the ending date of the agreement.  For the three months ended March 31, 2015 and 2014 the charge to earnings for the entire agreement was approximately $145,200 and $-0-, respectively, of which the non-cash portion of the agreement was approximately $115,200 and $-0-, respectively.

In November 2014, the Company executed a Public Relations Agreement with Global IR Group, Inc., for a one year term.  For its services, the Company issued Global IR 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the stock issued, the Company is recording a non-cash charge to earnings of $165,000 ratably through November 19, 2015, the ending date of the agreement.  For the three months ended March 31, 2015 and 2014 the charge to earnings was approximately $41,300 and $-0-, respectively.

During the first quarter of 2015, the Company entered into share purchase agreements with a total of eleven Purchasers pursuant to which the Company sold 395,000 shares of its common stock (the “Shares”) to the Purchasers for a total of $395,000, of which $20,000 was received in April 2015, or a purchase price of $1.00 per share, to provide operating capital.  All but 30,000 shares were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The Company issued 30,000 shares in 2015 it held in its treasury.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

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

The Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock could have been issued.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2014 only from the 2010 Plan at the market value of the stock at date of grant, as defined in the plan.

In December 2013, the Company granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at

$1.52 and vested in June 2014.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $36,700 ratably over the subsequent six-month period.  For the three months ended March 31, 2015 and 2014, the Company recorded an expense of approximately $-0- and $18,400, respectively.

In August 2014, the Company granted stock options totaling 35,000 options to seven directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.47 and vested in February 2015.  To reflect the value of the stock options granted, the Company took a charge to earnings totaling approximately $47,900 ratably over the subsequent six-month period.  For the three months ended March 31, 2015, the Company recorded an expense of approximately $16,000.

In October 2014, the Company granted stock options totaling 12,500 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.21 and do not vest until April 2015.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $16,600 ratably over the subsequent six-month period.  For the three months ended March 31, 2015, the Company recorded an expense of $8,300.

In November 2014, the Company granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.59 and do not vest until May 2015.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $43,200 ratably over the subsequent six-month period.  For the three months ended March 31, 2015, the Company recorded an expense of $21,600.

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

No warrants transactions occurred in the first quarter of either 2015 or 2014.

Note 11.

Income Tax

For the three months ended March 31, 2015 and 2014, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 12.

Subsequent Events

In April 2015, one of the Company’s debenture holders converted a total of $10,016 in debt including accrued interest to 5,008 restricted shares of the Company’s common stock.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In April 2015, the Company entered into share purchase agreements with a total of two Purchasers pursuant to which the Company sold 15,000 shares of its common stock (the “Shares”) to the Purchasers for a total of $15,000, or a purchase price of $1.00 per share, to provide operating capital.  All the shares were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the

“Securities Act”).  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This 10-Q contains statements that are forward-looking.  We caution that words used in this document such as “expects,” “anticipates,” “believes,” “may,” and “optimistic,” as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.  These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from the results described in those statements.  There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including:  (i) a deterioration in economic conditions in general;  (ii) a decrease in demand for our products or services in particular;  (iii) our loss of a key employee or employees;  (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services;  (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2014 under the caption "Risk Factors."  This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved.  All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

Total revenues were $349,000 for the quarter ended March 31, 2015 compared to $524,000 for the same period of 2014.  The net decrease in revenue is due primarily to a decrease in sludge processing and all related revenue.  Our cost of revenues decreased to $353,000 in 2015 from $503,000 for the same period in 2014, and the gross profit margin decreased to negative 1% for the quarter ended March 31, 2015, from 4% for the same period in 2014.  This decrease in gross profit margin was primarily the result of a reduction in operations.  Operating expenses increased for the quarter ended March 31, 2015 over the comparative prior year period, and Nonoperating expense showed a decrease from the first quarter of 2014 to 2015.  These changes collectively resulted in a net loss of $487,000 for the quarter ended March 31, 2015 compared to a net loss of $440,000 for the same period in 2014, an increase in the loss of $47,000.

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

Comparison of Three Months Ended March 31, 2015 with Three Months Ended March 31, 2014

Our overall revenue decreased $175,000, or 33%, to $349,000 for the three months ended March 31, 2015 from $524,000 for the three months ended March 31, 2014.  The decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture increased $9,000 from the same period ended in 2014, and

b)  Our sludge processing revenue showed a net decrease of $184,000 over the same period ended in 2014.

Our gross profit decreased $25,000, or 118%, to negative $4,000 for the three months ended March 31, 2015 from $21,000 for the three months ended March 31, 2014, and the gross profit margin decreased to negative 1% from 4% for the same periods.  The decrease in gross profit margin is primarily the result of the decrease in sludge and all processing revenue at our Florida operation, as we phased out actively processing at our Daytona/Volusia County location midway through 2014 and started up our Bradley Junction location, and haven’t as yet achieved the previous level of gross revenue.

Our operating expenses increased $38,000, or 9%, to $448,000 for the three months ended March 31, 2015 from $410,000 for the three months ended March 31, 2014.  The increase was primarily due to a decrease of $68,000 in the loss on the sale of fixed assets, increases of $67,000 in consulting fees, $27,000 in directors’ compensation costs and $8,000 in legal and professional fees, offset by decreases of $94,000 in litigation settlement expense, $27,000 in employee compensation costs and $11,000 in office- related charges.  Of the net decrease of $27,000 in litigation, consulting, employee and director compensation costs, actual cash outlays in total for these groups increased by $37,000 over the same period in 2014.

As a result of the foregoing factors, we recorded an operating loss of $451,000 for the three months ended March 31, 2015 compared to an operating loss of $389,000 for the three months ended March 31, 2014, an increase in the loss of $62,000.

Our net nonoperating expense decreased by $16,000 to net nonoperating expense of $35,000 for the three months ended March 31, 2015 from net nonoperating expense of $51,000 for the similar period in 2014.  The decrease in net nonoperating expense was primarily due to a decrease in interest expense of $16,000.

We recorded a net loss of $487,000 for the three months ended March 31, 2015 compared to a net loss of $440,000 for the same period ended in 2014, an increase in the loss of $47,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $235,000 for the three months ended March 31, 2015.  Similar non-cash expenses, cash out and debt repayments for the same period in 2014 resulted in an adjusted cash loss (non-GAAP) of $76,000, an increase in the adjusted cash loss (non-GAAP) of $159,000 for the three months ended March 31, 2015 versus the same period in 2014.

For the three months ended March 31, 2015 and 2014, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,225,000 at March 31, 2015, compared to a working capital deficit of $938,000 at December 31, 2014, resulting in a decrease in working capital of $287,000.  Current assets at March 31, 2015 included cash and cash equivalents of $253,000 (including restricted cash of $66,000), which is an increase of $106,000 from December 31, 2014.  The net negative change of $287,000 in working capital from December 31, 2014 was primarily from a $182,000 increase in the change in short-term liabilities over assets, a decrease of $191,000 in the short-term portion of deferred stock and warrant costs issued for consulting services, offset by an increase of $80,000 in convertible debentures and a decrease of $6,000 in notes payable to related parties.

In the three months ended March 31, 2015, our cash flow used by operating activities was $246,000, a decrease of $285,000 over the same period in 2014.  The primary components of the decrease from 2014 in cash flow used by operating activities was principally due to an increase of $269,000 in net current liabilities, a decrease of $61,000 in stock and stock derivatives issued for fees and services and an increase in the net loss of $47,000, offset by a net decrease of $68,000 in the gain on sale of fixed assets and an increase in depreciation of $25,000.

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

In 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  We extended the Note on the January, April and July due dates during 2014 and 2015, and as of March 31, 2015 the Note was due October 30, 2014, and we are in default.  We expect to extend the Note in the near future and pay it in full in 2015, although there can be no assurance we will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.

In June 2014, our wholly owned subsidiary, Mulberry Processing, LLC, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC.  The lease term is for five years with a monthly payment of $10,000.  At March 31, 2105 and December 31, 2014 we were in default of our payments.  The total minimum rental commitment for each of the years 2015 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease has been determined to be a capital lease, and a liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.

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

In November 2012, we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  In December 2013, we received a Notice of Default from Central States, and in September 2014 we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, we are in compliance with the new settlement agreement.

From the beginning of 2006 through the first quarter of 2015, we have borrowed a total of $1,677,100 from ten lenders to purchase processing and automotive equipment.  As of March 31, 2015, one term note is outstanding at 7.1% interest for a term of five years, with monthly payments of approximately $2,100 and secured by equipment.  The amount owed on the equipment-secured note as of March 31, 2015 was approximately $24,100 and the note is expected to be paid in full on the maturity date in March 2016.

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

As of June 30, 2013, we held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  In the first quarter 2015, one of our debenture holders converted a total of $81,244 in debt including accrued interest to 40,622 restricted shares of our common stock.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  This reduced the amount of Debentures that remain outstanding and in default at March 31, 2015 to $375,000.

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

Between January and April 2015, a total of $410,000 in cash was received from the issuance of stock in private placements to thirteen investors, and $90,000 in convertible debentures was converted to equity.  For the remainder of 2015 we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our new processing facility in Bradley, Florida.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we expect to arrange for replacement financing with other lending institutions, we have no borrowing availability under any line of credit.  We have borrowed money from third parties and related parties and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  We have substantially slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2013 and again in 2014 we modified all outstanding warrants to enhance their exercisability and realized a total of $246,000 in exercises in 2013 and 2014.  Beginning in March 2014, our operations in Volusia County, Florida, which at the time now represented substantially all revenue, were voluntarily delayed while we employed additional personnel and moved assets to our new site in Bradley, Florida.  We consider our relationship with the landlord in Volusia County to be satisfactory overall as we work to finalize the termination of operations on their site.  While operations resumed in Bradley in June 2014, this reduction in revenue, which we expect to be temporary, materially reduced available cash to fund current or prior expenses incurred.

For our financial statements for the year ended December 31, 2014, we received an unqualified audit report from our independent registered public accounting firm that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At March 31, 2015, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes on Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal proceedings

In February 2013, our Board of Directors received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in Item 11 “Executive Compensation” of this Form 10-K.  As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation, we agreed that: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment ratably over six months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at  a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely, except for our obligation to make the remaining settlement payments.  Certain of the settlement payments due under the settlement are delinquent, and as of March 31, 2015 we owed approximately $10,000 in cash installment payments.

In December 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a $405,000 withdrawal liability from an ERISA multi-employer plan.  In September 2014, we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  As of March 31, 2015, we owed a total of $376,320.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2015, we entered into share purchase agreements with a total of eleven Purchasers pursuant to which we sold 395,000 shares of our common stock (the “Shares”) to the Purchasers for a total of $395,000, or a purchase price of $1.00 per share, to provide operating capital.  All but 30,000 shares were restricted and have limited “piggy-back” registration rights in connection with certain of our registration statement filings under the Securities Act of 1933 as amended (the “Securities Act”).  We issued 30,000 shares in 2015 we held in our treasury.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities

As of the date of this filing, we are in default on $365,000 of Convertible Debentures.  Additional information is available in the Form 8-K we filed on August 5, 2013.

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

      May 15, 2015

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      May 15, 2015

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