Form 10-Q
period 2015-06-30
N-VIRO INTERNATIONAL CORP
filed 2015-08-14
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, 8,749,549 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6

Note 1.

Organization and Basis of Presentation

6

Note 2.

Notes Payable

6

Note 3.

Capital Lease

7

Note 4.

Commitments and Contingencies

8

Note 5.

New Accounting Standards

10

Note 6.

Segment Information

10

Note 7.

Revenue and Major Customers

10

Note 8.

Basic and diluted income (loss) per share

11

Note 9.

Common Stock

11

Note 10.

Stock Options

13

Note 11.

Stock Warrants

14

Note 12.

Income Tax

14

Note 13.

Subsequent Events

14

Item 2.

Management’s Discussion and Analysis or Plan of Operation

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.

Controls and Procedures

22

PART II - OTHER INFORMATION

23

Item 1.

Legal proceedings

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

24

Item 4.

(Removed and Reserved)

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Six Months Ended June 30
	Three Months Ended June 30
	2015	2014	2015	2014

REVENUES	$ 325,720	$ 170,091	$ 674,639	$ 693,680

COST OF REVENUES	291,745	315,960	644,385	818,808

GROSS PROFIT (LOSS)	33,975	(145,869)	30,254	(125,128)

OPERATING EXPENSES
Selling, general and administrative	543,208	265,865	990,702	743,337
Gain on disposal of assets	-	(52,655)	-	(120,334)
Total Operating Expenses	543,208	213,210	990,702	623,003

OPERATING LOSS	(509,233)	(359,079)	(960,448)	(748,131)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	-	15,478	-	15,478
Interest income	42	50	85	103
Interest expense	(33,349)	(31,983)	(68,866)	(83,067)
Total Other Income (Expense)	(33,307)	(16,455)	(68,781)	(67,486)

LOSS BEFORE INCOME TAXES	(542,540)	(375,534)	(1,029,229)	(815,617)

Federal and state income taxes	-	-	-	-

NET LOSS	($ 542,540)	($ 375,534)	($1,029,229)	($ 815,617)

Basic and diluted loss per share	($0.06)	($0.05)	($0.12)	($0.12)

Weighted average common shares outstanding - basic and diluted	8,621,747	7,096,599	8,424,591	7,010,787

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 127,294	$ 81,854
Restricted	-	65,529
Receivables, net:
Trade, net of allowance for doubtful accounts of $-0- at
June 30, 2015 and $101,260 at December 31, 2014	140,816	140,070
Other	24	51,912
Prepaid expenses and other assets	109,531	79,719
Deferred costs - stock and warrants issued for services	95,979	597,789
Total current assets	473,644	1,016,873

PROPERTY AND EQUIPMENT, NET	919,082	998,852

DEPOSITS AND OTHER ASSETS	33,665	27,319

TOTAL ASSETS	$ 1,426,391	$ 2,043,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 65,762	$ 63,186
Current maturity of capital lease liability, in default	93,357	86,652
Notes payable, in default - related parties	206,065	244,480
Convertible debentures, in default	365,000	455,000
Accounts payable	610,341	716,680
Pension plan withdrawal liability - current	363,083	68,917
Accrued liabilities	276,652	320,207
Total current liabilities	1,980,260	1,955,122

Long-term debt, less current maturities	-	6,182
Pension plan withdrawal liability - long-term	-	320,472
Capital lease liability - long-term, less current maturities, in default	282,079	319,278

Total liabilities	2,262,339	2,601,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2015 and 2014	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 8,747,614 in 2015 and 8,166,789 in 2014	87,476	81,668
Additional paid-in capital	32,833,832	32,103,596
Accumulated deficit	(33,746,165)	(32,565,813)
	(824,857)	(380,549)
Less treasury stock, at cost; 2,000 shares in 2015 and 32,000 shares in 2014	11,091	177,461
Total stockholders' deficit	(835,948)	(558,010)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,426,391	$ 2,043,044

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2015	2014
NET CASH USED IN OPERATING ACTIVITIES	($ 501,093)	($ 281,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Decreases from (increases to) restricted cash	65,529	(103)
Proceeds from the sale of property and equipment	45,608	152,202
Collections on notes receivable	-	895
Purchases of property and equipment	(27,437)	(8,106)
Net cash provided by investing activities	83,700	144,888

CASH FLOWS FROM FINANCING ACTIVITIES
Private placements of stock, net of issuance costs	533,365	192,250
Borrowings on long-term debt	53,629	101,175
Proceeds from stock options exercised, net of issuance costs	1,982	-
Net repayments on line of credit	-	(81,943)
Principal payments on Notes Payable - related party	(38,414)	-
Principal payments on long-term obligations	(87,729)	(71,386)
Net cash provided by financing activities	462,833	140,096

NET INCREASE IN CASH & CASH EQUIVALENTS	45,440	3,264

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,854	14,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 127,294	$ 17,608

Supplemental disclosure of cash flows information:
Cash paid during the six months ended for interest	$ 61,471	$ 45,947

Non-cash investing and financing activities:
During the six months ended June 30, 2015, the Company issued common stock with a fair value of $91,260 as part of a conversion of debentures.

During the six months ended June 30, 2015, the Company issued common stock with a fair value of $54,107 for the payment of accrued rent.

During the six months ended June 30, 2015, the Company recorded a deemed dividend of $15,000 on the issuance of stock in a private placement.

During the six months ended June 30, 2014, the Company issued common stock with a fair value of $50,000 in exchange for a note receivable.

During the six months ended June 30, 2014, the Company entered into a capitalized lease with a present value of $420,346

During the six months ended June 30, 2014, the Company recorded an account receivable of $30,000 for the sale of a fixed asset.

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the six months and three months ended June 30, 2015 may not be indicative of the results of operations for the year ending December 31, 2015.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2014.

The financial statements are consolidated as of June 30, 2015, December 31, 2014 and June 30, 2014 for the Company.  All intercompany transactions were eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,507,000 at June 30, 2015 and has incurred recurring losses and negative cash flows from operations.  Moreover, while the Company hopes to arrange for substitute financing arrangements for the line of credit that was closed during 2014, there can be no assurance that additional financing will be available.  The Company has funded its cash losses with principally new equity issuances and expects to be able to generate future cash from the exercise of common stock warrants and continued new equity issuances, though there can be no assurance given that such issuances or exercises will be realized.  The Company has also continued to slow payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  Beginning in March 2014, the Company’s operations in Volusia County, Florida, which at the time represented substantially all revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to the Company’s new site in Bradley, Florida.  While operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund expenses incurred.  From April 2014 through June 2015, the Company issued stock for private placements, warrant and stock option exercises that realized a net total of approximately $1,360,000.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.

Notes Payable

In August 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch (related parties), the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of June 30, 2015 the Note was past due and the Company is in default.  The Company expects to extend the Note in the near future and pay it in full in 2015, although there can be no assurance the Company will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  At both June 30, 2015 and December 31, 2014 the balance of this Note was $200,000.

In November 2012, the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  In December 2013, the Company received a Notice of Default from Central States, and in September 2014 the Company agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with principal and interest payments of $6,000 per month for the first twelve months and principal and interest payments of $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Interest is charged at the Prime rate plus 2% (effective rate of 5.25% at June 30, 2015).  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, the Company is in compliance with the new settlement agreement.  At June 30, 2015 and December 31, 2014, the balance of this agreement was approximately $363,100 and $389,400, respectively.

As of June 30, 2015, the Company has one term note outstanding at 7.1% interest with an initial term of five years, with monthly payments of approximately $2,100 and secured by automotive equipment.  The amount owed on the note as of June 30, 2015 and December 31, 2014 was approximately $18,200 and $29,900, respectively, and is expected to be paid in full on the maturity date in March 2016.

The Company borrowed a total of $80,509 to pay for insurance policies on equipment and directors and officers’ insurance coverage during the year.  The terms of these agreements range from 9-10 months and are accordingly all classified as current.  Interest rates range from 8.9% – 9.9% and total monthly payments are $8,668.  At June 30, 2015 and December 31, 2014 the balance of these notes was approximately $47,500 and $35,900, respectively.

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

As of June 30, 2013, the Company had $455,000 of Debentures outstanding from the initial 2009 offering discussed above, but defaulted and did not pay the holders the principal amount due, all of which became due.  In the first six months of 2015, two of the Company’s debenture holders converted a total of $91,260 in debt including accrued interest to 45,630 restricted shares of the Company’s common stock.  The transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  These reduced the amount of Debentures that remain outstanding and in default at June 30, 2015 to $365,000.

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

Note 3.

Capital Lease

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green

Holdings, LLC (“BGH”), a related party, a company owned by David Kasmoch, the father of Timothy R. Kasmoch, the Company’s President and Chief Executive Officer.  The lease term is for five years beginning June 1, 2014 with a monthly payment of $10,000.  At June 30, 2015 and December 31, 2014 the Company was in default of its payments.  This lease is for the Company’s operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  The economic substance of the lease is the Company is financing the acquisition of the asset through the lease, and accordingly, it is recorded in the Company’s assets and liabilities.  Assets and liabilities under capital leases initially are recorded at the lower of present value of the minimum lease payments or the fair value of the assets.  The assets are depreciated over the shorter of the lease term or their estimated useful lives.  A liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.  The capital lease liability at June 30, 2015 and December 31, 2014 was approximately $375,400 and $405,900, respectively.

Depreciation on assets under capital leases charged to expense for the six months ended June 30, 2015 and 2014 was approximately $42,000 and $7,000, respectively, and for the three months ended June 30, 2015 and 2014 was approximately $21,000 and $7,000, respectively, recorded as cost of sales.  Interest charged related to capital lease liabilities for the six months ended June 30, 2015 and 2014 was approximately $28,000 and $5,300, respectively, and for the three months ended June 30, 2015 and 2014 was approximately $13,700 and $5,300, respectively, recorded as interest expense.

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

As of June 30, 2015, the Company has accrued a liability of approximately $144,000 to reflect the total amount of salary and related payroll taxes voluntarily deferred by its three executive officers since February 2012.  The Company has also not paid a total of $85,000 in regular (nondeferred) salary to the officers as of June 30, 2015, for a total of approximately $229,000 in unpaid salaries and related payroll taxes reflected in the accrued liabilities section on the balance sheet.

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

As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment of $20,000 ratably over ten months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.  Based on the terms of the settlement, the Company accrued an estimated expense of $86,500, recorded as a trade account payable, at December 31, 2013 and, due to an increase in the underlying valuation of the warrants, an additional accrual of $93,900 for the quarter ended March 31, 2014, for a total expense of $180,400 to recognize the cost of the final settlement.  All but $20,000 of this expense is for the non-cash component.  Certain of the settlement payments due under the settlement are in default, and as of June 30, 2015 the Company owed approximately $4,000 in cash installment payments.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the years 2015 through 2016 is $40,764 each year.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2015 and 2014 is approximately $20,400 and $10,200, respectively.  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2015 and 2014 is $6,000 and $3,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 2011, and operated under a month-to-month lease until the Company closed the office in September 2014.  The total rental expense included in the statements of operations for the six months ended June 30, 2015 and 2014 is $-0- and $15,000, respectively, and for the three months ended June 30, 2015 and 2014 is $-0- and $7,500, respectively.

The Company maintained an office in Daytona Beach under a lease with the County of Volusia, Florida, from March 2009 through March 2014.  Effective and subsequent to April 2014, the Company briefly operated on a month to month lease with Volusia County, to allow the removal of certain owned assets and finished product from the site as approved by the County.  The total rental expense included in the statements of operations for the six months ended June 30, 2015 and 2014 is $-0- and $14,250, respectively, and for the three months ended June 30, 2015 and 2014 is $-0- and $2,250, respectively.

For the six months and three months ended June 30, 2015, the Company paid a total of $13,200 and $6,600, respectively, recorded as rent in selling, general and administrative expense on behalf of the Chief Executive Officer.  No future commitment exists as the residential building lease is not in the name of the Company; however, the Company expects to pay an additional $8,800 through the lease term maturing October 31, 2015.

In September 2014, the Company entered into an operating lease with Caterpillar Financial for operating equipment at its Bradley, Florida location.  The lease term is for three years beginning October 2014 and a monthly payment of approximately $3,200.  The total minimum rental commitment for each of the years ending December 31, 2015 through 2016 is $37,900 and for the year ending December 31 2017 is $28,400.  The total rental expense included in the statements of operations for the six months ended June 30, 2015 and 2014 is approximately $18,900 and $-0-, respectively, and for the three months ended June 30, 2015 and 2014 is approximately $9,500 and $-0-, respectively.

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

Note 5.

New Accounting Standards

Accounting Standards Updates not effective until after June 30, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Note 6.

Segment Information

The Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 7.

Revenue and Major Customers

The Company’s largest customer accounted for approximately 27% and 19% of revenues for the six months ended June 30, 2015 and 2014, respectively, and approximately 24% and 25% for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, the top three customers accounted for approximately 80% and 52%, respectively, of the Company’s revenues.  The accounts receivable balance due (which are unsecured) for these three Florida customers at June 30, 2015 and December 31, 2014 was approximately $80,000 and $132,000, respectively.  Florida operations accounted for approximately 96% and 98% of consolidated revenue during the six months ended June 30, 2015 and 2014, respectively.

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

Note 8.

Basic and diluted income (loss) per share

Basic and diluted income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For the six months and three months ended June 30, 2015 and 2014 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 9.

Common Stock

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to Strategic Asset Management, Inc., or SAMI, to extend the period of services performed in connection with a December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company was recording a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  In July 2015, the Company notified SAMI that it was terminating its contract early, and took a non-cash charge to earnings in the quarter ended June 30, 2015 for the balance of the unamortized cost of the contract.  For the six months ended June 30, 2015 and 2014, the charge to earnings was approximately $125,200 and $68,300, respectively.  For the three months ended June 30, 2015 and 2014, the charge to earnings was approximately $91,100 and $34,200, respectively.  See Note 13, “Subsequent Events”, for more information.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 warrants to purchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For each of the six months  ended June 30, 2015 and 2014 the charge to earnings was $-0-, and for the three months ended June 30, 2015 and 2014 the charge to earnings was approximately $-0- and $122,000, respectively.

In September 2014, the Company executed a Financial Public Relations Agreement with Dynasty Wealth, Inc., for a one year term.  For its services, the Company issued Dynasty Wealth 350,000 warrants to purchase the Company's unregistered common stock at an exercise price of $1.50 per share, and $10,000 per month, to be paid in either cash or shares of the Company’s unregistered common stock at the Company’s discretion.  To reflect the entire value of the warrants issued, the Company is recording a non-cash charge to earnings of $460,700 ratably through September 14, 2015, the ending date of the agreement.  For the six months ended June 30, 2015 and 2014 the charge to earnings for the entire agreement was approximately $290,400 and $-0-, respectively, of which the non-cash portion of the agreement was approximately $230,400 and $-0-, respectively.  For the three months ended June 30, 2015 and 2014 the charge to earnings for the entire agreement was approximately $145,200 and $-0-, respectively, of which the non-cash portion of the agreement was approximately $115,200 and $-0-, respectively.  In August 2015, the Company notified Dynasty that it was not renewing its contract.

In November 2014, the Company executed a Public Relations Agreement with Global IR Group, Inc., for a one year term.  For its services, the Company issued Global IR 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the stock issued, the Company was recording a non-cash charge to earnings of $165,000 ratably through November 19, 2015, the original ending date of the agreement.  In July 2015, the Company notified Global IR that it was terminating its contract early, and took a non-cash charge to earnings in the quarter ended June 30, 2015 for the balance of the unamortized cost of the contract.  For the six months ended June 30, 2015 and 2014, the charge to earnings was approximately $146,200 and $-0-, respectively.   For the three months ended June 30, 2015 and 2014 the charge to earnings was $105,000 and $-0-, respectively.  See Note 13, “Subsequent Events”, for more information.

In April 2015, the Company issued a total of 1,314 shares of unregistered common stock, valued at a total of $3,000, to six independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $3,000 in the second quarter of 2015.

Between January and April 2015, the Company entered into share purchase agreements with a total of fourteen Purchasers pursuant to which the Company sold 410,000 shares of its common stock (the “Shares”) to the Purchasers for a total of $410,000, or a purchase price of $1.00 per share, to provide operating capital.  All but 30,000 shares were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The Company issued 30,000 shares in 2015 it held in its treasury.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In June 2015, the Company entered into share purchase agreement with a Purchaser pursuant to which the Company sold 100,000 shares of its common stock (the “Shares”) to the Purchaser for a total of $125,000, or a purchase price of $1.25 per share, and 50,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All the shares issued were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In June 2015, the Company issued a consultant 13,028 shares of registered common stock on the exercise of 22,400 warrants that were issued in 2010.  The exercise did not provide the Company with cash as they were “cashless” per the agreements involved providing for the warrants and subsequent stock issuance.

In June 2015, the Company issued Deerpoint Development Company Ltd., the landlord of its administrative office, 16,106 shares of unregistered common stock at a price of $1.43 per share in exchange for six months rent, resulting in net additional expense of approximately $2,700 above the contracted amount, but saving approximately $20,400 of cash.

In June 2015, the Company issued D&B Colon Leasing, LLC, the landlord of a former satellite office, 20,997 shares of unregistered common stock at a price of $1.48 per share in exchange for the remaining eleven months rent owed, resulting in net additional expense of approximately $3,600 above the contracted amount, but saving $27,500 of cash.

Note 10.

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

The Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock could have been issued.  No other shares can be issued from the 2004 Plan, and approximately 1,625,000 options are outstanding as of June 30, 2015.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Approximately 993,000 options are outstanding as of June 30, 2015.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2015 only from the 2010 Plan at the market value of the stock at date of grant, as defined in the plan.

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

In April 2014, the Company granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $0.81 and vested in October 2014.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $16,200 ratably over the subsequent six-month period.  For the three months ended June 30, 2015 and 2014 the charge to earnings was $-0- and $8,100, respectively.

In June 2014, the Company granted stock options totaling 35,000 options to seven directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $0.67 and vested in December 2014.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $32,200 ratably over the subsequent six-month period.  For the six months ended June 30, 2015 and 2014 the charge to earnings was $-0- and $8,100, respectively.  For the three months ended June 30, 2015 and 2014 the charge to earnings was $-0- and $5,400, respectively.

In August 2014, the Company granted stock options totaling 35,000 options to seven directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.47 and vested in February 2015.  To reflect the value of the stock options granted, the Company recorded a charge to earnings totaling approximately $47,900 ratably over the subsequent six-month period.  For the six months and three months ended June 30, 2015, the Company recorded an expense of approximately $16,000 and $-0-, respectively.

In October 2014, the Company granted stock options totaling 12,500 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.21 and do not vest until April 2015.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $16,600 ratably over the subsequent six-month period.  For the six months and three months ended June 30, 2015, the Company recorded an expense of approximately $11,100 and $2,800, respectively.

In November 2014, the Company granted stock options totaling 25,000 options to five directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $1.59 and vested May 2015.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $43,200 ratably over the subsequent six-month period.  For the six months and three months ended June 30, 2015, the Company recorded an expense of approximately $28,800 and $7,200, respectively.

In April 2015, the Company granted stock options totaling 15,000 options to six directors.  All of the options granted are for a period of ten years, are pursuant to the 2010 Plan, are exercisable at $2.28 and do not vest until October 2015.  To reflect the value of the stock options granted, the Company is taking a charge to earnings totaling approximately $34,500 ratably over the subsequent six-month period.  For the three months ended June 30, 2015, the Company recorded an expense of $11,500.

Note 11.

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

In June 2015, the Company issued 50,000 warrants in connection with the private placement of stock to a Purchaser.  More details can be found in Note 9, Common Stock.

Note 12.

Income Tax

For the six months and three months ended June 30, 2015 and 2014, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 13.

Subsequent Events

Effective July 14, 2015, the Company executed a Public Relations Agreement with Financial Genetics, LLC, for a one year term.  For its services, the Company issued Financial Genetics 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company will record a non-cash charge to earnings of $100,000 ratably through July 14, 2016, the ending date of the agreement.

In July and August 2015, the Company notified Strategic Asset Management, Inc. and Global IR Group, Inc., that each of their consulting agreements with the Company had been terminated early.  As a result, the Company accelerated the unamortized cost of these agreements of approximately $121,000 into the second quarter of 2015, and recorded a non-cash charge to earnings.

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

From the start-up in April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  In September 2011 an initial 10% substitution for coal test was successfully performed at a western Pennsylvania power generator.  In July 2012 the positive results of this test resulted in a letter agreement with the same power producer to perform a second and final 20% substitution test of N-Viro Fuel.  We were required to obtain permitting from the Pennsylvania Department of Environmental Protection for the mobile facility for this second test and the permit application was submitted in January 2013.  The general permit for the project was issued by the Pennsylvania DEP on February 4, 2015, and the cooperating power company expected to file and receive its necessary permits in the second quarter 2015.  Due to issues the power company had with the Pennsylvania DEP and its necessary permits to allow for the test, the agreement for the second test was ended at this time by the power company to allow for development elsewhere.  Full permitting will again be required if and when this development is resumed.

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

Total revenues were $326,000 for the quarter ended June 30, 2015 compared to $170,000 for the same period of 2014.  The net increase in revenue is due primarily to an increase in sludge processing and all related revenue.  Our cost of revenues decreased to $292,000 in 2015 from $316,000 for the same period in 2014, and the gross profit margin increased to 10% for the quarter ended June 30, 2015, from negative 86% for the same period in 2014.  This increase in gross profit margin was primarily the result of a recommencement in operations.  Operating expenses increased for the quarter ended June 30, 2015 over the comparative prior year period, and Nonoperating expense showed an increase from the second quarter of 2014 to 2015.  These changes collectively resulted in a net loss of $422,000 for the quarter ended June 30, 2015 compared to a net loss of $376,000 for the same period in 2014, a decrease in the loss of $46,000.

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

Comparison of Three Months Ended June 30, 2015 with Three Months Ended June 30, 2014

Our overall revenue increased $156,000, or 92%, to $326,000 for the three months ended June 30, 2015 from $170,000 for the three months ended June 30, 2014.  The increase in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture increased $64,000 from the same period ended in 2014;

b)  Our sludge processing revenue showed an increase of $67,000 over the same period ended in 2014, and

c)  Our product revenue showed an increase of $24,000 from 2014.

Our gross profit increased $180,000, or 124%, to $34,000 for the three months ended June 30, 2015 from negative $146,000 for the three months ended June 30, 2014, and the gross profit margin increased to 10% from negative 86% for the same periods.  The increase in gross profit margin is primarily the result of the increase in sludge and all processing revenue at our Florida operation, as we returned to a full quarter of processing at our Bradley Junction location, having voluntarily delayed operations as we moved over from the Daytona/Volusia County location primarily during the second quarter of 2014.

Our operating expenses increased $209,000, or 98%, to $423,000 for the three months ended June 30, 2015 from $213,000 for the three months ended June 30, 2014.  The increase was primarily due to an increase of $186,000 in consulting fees, a decrease of $53,000 in the gain on the sale of fixed assets and an increase of $8,000 in legal and professional fees, offset by a decrease of $15,000 in directors’ compensation costs, $11,000 in employee compensation costs and $12,000 in office- related charges.  Of the net increase of $160,000 in consulting, employee and director compensation costs, actual cash outlays in total for these groups increased by $21,000 over the same period in 2014.

As a result of the foregoing factors, we recorded an operating loss of $389,000 for the three months ended June 30, 2015 compared to an operating loss of $359,000 for the three months ended June 30, 2014, an increase in the loss of $30,000.

Our net nonoperating expense increased by $17,000 to net nonoperating expense of $33,000 for the three months ended June 30, 2015 from net nonoperating expense of $16,000 for the similar period in 2014.  The increase in net nonoperating expense was primarily due to a decrease in the gain on extinguishment of liabilities of $15,000 that was recognized in 2014.

We recorded a net loss of $422,000 for the three months ended June 30, 2015 compared to a net loss of $376,000 for the same period ended in 2014, an increase in the loss of $46,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $190,000 for the three months ended June 30, 2015.  Similar non-cash expenses, cash out and debt repayments for the same period in 2014 resulted in an adjusted cash loss (non-GAAP) of $244,000, a decrease in the adjusted cash loss (non-GAAP) of $54,000 for the three months ended June 30, 2015 versus the same period in 2014.

For the three months ended June 30, 2015 and 2014, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Six Months Ended June 30, 2015 with Six Months Ended June 30, 2014

Our overall revenue decreased $19,000, or 3%, to $675,000 for the six months ended June 30, 2015 from $694,000 for the six months ended June 30, 2014.  The decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture increased $73,000 from the same period ended in 2014;

b)  Our sludge processing revenue showed a decrease of $123,000 over the same period ended in 2014, and

c)  Our product revenue showed an increase of $31,000 from 2014.

Our gross profit increased $155,000, or 124%, to $30,000 for the six months ended June 30, 2015 from negative $125,000 for the six months ended June 30, 2014, and the gross profit margin increased to 4% from negative 18% for the same periods.  The increase in gross profit margin is primarily the result of the increase in sludge and all processing revenue at our Florida operation, as we returned to a full six months of processing at our Bradley Junction location, having voluntarily delayed operations as we moved over from the Daytona/Volusia County location primarily during the second quarter of 2014.

Our operating expenses increased $247,000, or 40%, to $870,000 for the six months ended June 30, 2015 from $623,000 for the six months ended June 30, 2014.  The increase was primarily due to an increase of $254,000 in consulting fees, a decrease of $120,000 in the gain on the sale of fixed assets, an increase of $13,000 in directors’ compensation costs and an increase of $15,000 in legal and professional fees, offset by a decrease of $94,000 in litigation settlement expense, $38,000 in employee compensation costs and $21,000 in office- related charges.  Of the net increase of $135,000 in litigation, consulting, employee and director compensation costs, actual cash outlays in total for these groups increased by $59,000 over the same period in 2014.

As a result of the foregoing factors, we recorded an operating loss of $840,000 for the six months ended June 30, 2015 compared to an operating loss of $748,000 for the six months ended June 30, 2014, an increase in the loss of $92,000.

Our net nonoperating expense increased by $1,000 to net nonoperating expense of $69,000 for the six months ended June 30, 2015 from net nonoperating expense of $68,000 for the similar period in 2014.  The increase in net nonoperating expense was primarily due to a decrease in the gain on extinguishment of liabilities of $15,000 that was recognized in 2014, offset by an increase in interest expense of $14,000.

We recorded a net loss of $909,000 for the six months ended June 30, 2015 compared to a net loss of $816,000 for the same period ended in 2014, an increase in the loss of $93,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $425,000 for the six months ended June 30, 2015.  Similar non-cash expenses, cash out and debt repayments for the same period in 2014 resulted in an adjusted cash loss (non-GAAP) of $320,000, a decrease in the adjusted cash loss (non-GAAP) of $105,000 for the six months ended June 30, 2015 versus the same period in 2014.

For the six months ended June 30, 2015 and 2014, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,507,000 at June 30, 2015, compared to a working capital deficit of $938,000 at December 31, 2014, resulting in a decrease in working capital of $569,000.  Current assets at June 30, 2015 included cash and cash equivalents of $127,000, which is a decrease of $20,000 from December 31, 2014.  The net negative change of $569,000 in working capital from December 31, 2014 was primarily from a $195,000 increase in the change in short-term liabilities over assets, a decrease of $502,000 in the short-term portion of deferred stock and warrant costs issued for consulting services, offset by a decrease of $90,000 in convertible debentures and a decrease of $38,000 in notes payable to related parties.

In the six months ended June 30, 2015, our cash flow used by operating activities was $501,000, a decrease of $219,000 over the same period in 2014.  The primary components of the decrease from 2014 in cash flow used by operating activities was principally due to an increase of $371,000 in net current liabilities and an increase in the net loss of $93,000, offset by an increase of $79,000 in stock and stock derivatives issued for fees and services, a decrease of $120,000 in the gain on sale of fixed assets, an increase in depreciation of $41,000 and an increase in bad debt allowance of $4,000.

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

In 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of June 30, 2015 the Note was past due and we are in default.  We expect to extend the Note in the near future and pay it in full in 2015, although there can be no assurance we will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.

In June 2014, our wholly owned subsidiary, Mulberry Processing, LLC, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC.  The lease term is for five years with a monthly payment of $10,000.  At June 30, 2015 and December 31, 2014 we were in default of our payments.  The total minimum rental commitment for each of the years 2015 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease has been determined to be a capital lease, and a liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.

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

We have previously borrowed to purchase processing and automotive equipment, and as of June 30, 2015, one term note is outstanding at 7.1% interest for a term of five years, with monthly payments of approximately $2,100 and secured by automotive equipment.  The amount owed on the note as of June 30, 2015 was approximately $18,200 and is expected to be paid in full on the maturity date in March 2016.

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

As of June 30, 2013, we held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  In the first six months of 2015, two of our debenture holders converted a total of $91,260 in debt including accrued interest to 45,630 restricted shares of our common stock.  The transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  This reduced the amount of Debentures that remain outstanding and in default at June 30, 2015 to $365,000.

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

For the first six months of 2015 a total of $535,000 in cash was received from the issuance of stock in private placements to fourteen investors, and $90,000 in convertible debentures was converted to equity.  For the remainder of 2015 we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our new processing facility in Bradley, Florida.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

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

Off-Balance Sheet Arrangements

At June 30, 2015, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no material changes to these critical accounting policies during the six months ended June 30, 2015.

Recently Issued Accounting Standards

Recent accounting pronouncements are described in Note 5 to the accompanying financial statements.

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

Changes on Internal Control Over Financial Reporting

During the three months ended June 30, 2015, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal proceedings

In February 2013, our Board of Directors received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in Item 11 “Executive Compensation” of this Form 10-K.  As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation, we agreed that: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment ratably over six months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at  a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely, except for our obligation to make the remaining settlement payments.  Certain of the settlement payments due under the settlement are delinquent, and as of June 30, 2015 we owed approximately $4,000 in cash installment payments.

In December 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a $405,000 withdrawal liability from an ERISA multi-employer plan.  In September 2014, we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  As of June 30, 2015, we owed approximately $363,000.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2015, we entered into share purchase agreements with a total of two Purchasers pursuant to which we sold 15,000 shares of our common stock (the “Shares”) to the Purchasers for a total of $15,000, or a purchase price of $1.00 per share, to provide operating capital.  All the shares were restricted and have limited “piggy-back” registration rights in connection with certain of our registration statement filings under the Securities Act of 1933 as amended (the “Securities Act”).  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

Also during the second quarter of 2015, we entered into a share purchase agreement with one Purchaser pursuant to which we sold 100,000 shares of our common stock (the “Shares”) to the Purchaser for a total of $125,000, or a purchase price of $1.25 per share, and 50,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All the shares issued were restricted and have limited “piggy-back” registration rights in connection with certain of our registration statement filings under the Securities Act of 1933 as amended (the “Securities Act”).  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

Item 3.

Defaults Upon Senior Securities

As of the date of this filing, we are in default on $365,000 of Convertible Debentures.  Additional information is available in Note 2, “Notes Payable” of these Notes to Condensed Consolidated Financial Statements.

We are also in default on a $200,000 Note Payable to David and Edna Kasmoch.  Additional information is available in Note 2, “Notes Payable” of these Notes to Condensed Consolidated Financial Statements.

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

      August 14, 2015

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      August 14, 2015

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