Form 10-Q
period 2015-09-30
N-VIRO INTERNATIONAL CORP
filed 2015-11-20
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, 8,909,714 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6

Note 1.

Organization and Basis of Presentation

6

Note 2.

Notes Payable

6

Note 3.

Capital Lease

8

Note 4.

Commitments and Contingencies

8

Note 5.

New Accounting Standards

11

Note 6.

Segment Information

11

Note 7.

Revenue and Major Customers

11

Note 8.

Basic and diluted loss per share

11

Note 9.

Common Stock

12

Note 10.

Stock Options

13

Note 11.

Stock Warrants

14

Note 12.

Income Tax

14

Note 13.

Non-Cash Disclosures

14

Note 14.

Subsequent Events

15

Item 2.

Management’s Discussion and Analysis or Plan of Operation

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.

Controls and Procedures

23

PART II - OTHER INFORMATION

25

Item 1.

Legal proceedings

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.

Defaults Upon Senior Securities

25

Item 4.

(Removed and Reserved)

25

Item 5.

Other Information

25

Item 6.

Exhibits

26

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Nine Months Ended Sept 30
	Three Months Ended Sept 30
	2015	2014	2015	2014

REVENUES	$ 280,110	$ 322,031	$ 954,749	$ 1,015,711

COST OF REVENUES	308,925	381,163	953,310	1,199,971

GROSS PROFIT (LOSS)	(28,815)	(59,132)	1,439	(184,260)

OPERATING EXPENSES
Selling, general and administrative	427,153	309,908	1,417,856	1,053,245
Impairment of intangible assets	-	42,653	-	42,653
Loss (gain) on disposal of assets	-	31,021	-	(89,314)
Total Operating Expenses	427,153	383,582	1,417,856	1,006,584

OPERATING LOSS	(455,968)	(442,714)	(1,416,417)	(1,190,844)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	-	-	-	15,478
Interest income	-	44	86	147
Interest expense	(32,290)	(44,387)	(101,156)	(127,455)
Total Other Income (Expense)	(32,290)	(44,343)	(101,070)	(111,830)

LOSS BEFORE INCOME TAXES	(488,258)	(487,057)	(1,517,487)	(1,302,674)

Federal and state income taxes	-	-	-	-

NET LOSS	($ 488,258)	($ 487,057)	($ 1,517,487)	($ 1,302,674)

Basic and diluted loss per share	($0.06)	($0.07)	($0.18)	($0.18)

Weighted average common shares outstanding - basic and diluted	8,826,295	7,433,588	8,559,964	7,153,269

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 25,427	$ 81,854
Restricted	-	65,529
Receivables, net:
Trade, net of allowance for doubtful accounts of $-0- at
September 30, 2015 and $101,260 at December 31, 2014	123,695	140,070
Related parties, net of allowance for doubtful accounts of $6,202 at
September 30, 2015 and $-0- at December 31, 2014	8,078	6,304
Other	-	45,608
Prepaid expenses and other assets	70,607	79,719
Deferred costs - stock and warrants issued for services	79,167	597,789
Total current assets	306,974	1,016,873

PROPERTY AND EQUIPMENT, NET	873,027	998,852

DEPOSITS AND OTHER ASSETS	33,666	27,319

TOTAL ASSETS	$ 1,213,667	$ 2,043,044

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 33,375	$ 63,186
Current maturity of capital lease liability, in default	113,023	86,652
Notes payable, in default - related parties	200,000	244,480
Convertible debentures, in default	365,000	455,000
Pension plan withdrawal liability, in default	425,112	68,917
Accounts payable	708,850	716,680
Accrued liabilities	294,253	320,207
Total current liabilities	2,139,613	1,955,122

Long-term debt, less current maturities	-	6,182
Pension plan withdrawal liability - long-term	-	320,472
Capital lease liability - long-term, less current maturities, in default	262,413	319,278

Total liabilities	2,402,026	2,601,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2015 and 2014	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 8,851,549 in 2015 and 8,166,789 in 2014	88,515	81,668
Additional paid-in capital	32,968,640	32,103,596
Accumulated deficit	(34,234,423)	(32,565,813)
	(1,177,268)	(380,549)
Less treasury stock, at cost; 2,000 shares in 2015 and 32,000 shares in 2014	11,091	177,461
Total stockholders' deficit	(1,188,359)	(558,010)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,213,667	$ 2,043,044

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept 30
	2015	2014
NET CASH USED IN OPERATING ACTIVITIES	($ 558,139)	($ 435,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Decreases from (increases to) restricted cash	65,529	(83,551)
Proceeds from the sale of property and equipment	45,608	157,452
Collections on notes receivable	-	894
Purchases of property and equipment	(33,806)	(31,050)
Net cash provided by investing activities	77,331	43,745

CASH FLOWS FROM FINANCING ACTIVITIES
Private placements of stock, net of issuance costs	533,365	367,430
Borrowings on long-term debt	53,629	101,175
Proceeds from stock options & warrants exercised, net of issuance costs	1,983	121,952
Net repayments on line of credit	-	(111,733)
Principal borrowings from (payments on) Notes Payable - related party	(44,480)	50,000
Principal payments on long-term obligations	(120,116)	(121,442)
Net cash provided by financing activities	424,381	407,382

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(56,427)	15,805

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	81,854	14,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 25,427	$ 30,149

Supplemental disclosure of cash flows information:
Cash paid during the nine months ended for interest	$ 96,595	$ 69,725

See Note 13 for non-cash disclosures.

See Notes to Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the nine months and three months ended September 30, 2015 may not be indicative of the results of operations for the year ending December 31, 2015.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2014.

The financial statements are consolidated as of September 30, 2015, December 31, 2014 and September 30, 2014 for the Company.  All intercompany transactions were eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,833,000 at September 30, 2015 and has incurred recurring losses and negative cash flows from operations.  Moreover, while the Company hopes to arrange for substitute financing arrangements for the line of credit that was closed during 2014, there can be no assurance that additional financing will be available.  The Company has funded its cash losses with principally new equity issuances and expects to be able to generate future cash from the exercise of common stock warrants and continued new equity issuances, though there can be no assurance given that such issuances or exercises will be realized.  From April 2014 through October 2015, the Company issued stock for private placements, warrant and stock option exercises that realized a net total of approximately $1,430,000.  The Company has also continued to slow payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain amounts in the Condensed Consolidated Statements of Operations for both the nine month and three month periods ending September 30, 2014 have been reclassified to conform to the current period presentation.  Net Loss was not affected for either period.

Note 2.

Notes Payable

In August 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch (related parties), the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of September 30, 2015 the Note was past due and the Company is in default.  The Company expects to extend the Note in the near future and pay it in full in the next twelve months, although there can be no assurance the Company will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  At both September 30, 2015 and December 31, 2014 the balance of this Note was $200,000.  In September 2015, the Company received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note, along with accrued interest and penalties.  The Company is in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

In November 2012, the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  In December 2013, the Company received a Notice of Default from Central States, and in September 2014 the Company agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with principal and interest payments of $6,000 per month for the first twelve months and principal and interest payments of $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Interest is charged at the Prime rate plus 2% (effective rate of 5.25% at September 30, 2015).  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, the Company is not in compliance with the new settlement agreement, as one payment of $10,000 is overdue for the November 1, 2015 due date.  In an event of default, the Company becomes liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement.  At September 30, 2015 and December 31, 2014, the balance owed under this agreement was $425,112 and $389,389, respectively.

As of September 30, 2015, the Company has one term note outstanding at 7.1% interest with an initial term of five years, with monthly payments of approximately $2,100 and secured by automotive equipment.  The amount owed on the note as of September 30, 2015 and December 31, 2014 was approximately $12,300 and $29,900, respectively, and is expected to be paid in full on the maturity date in March 2016.

During the first nine months of 2015, the Company borrowed a total of approximately $54,000 to pay for an insurance policy on equipment coverage during the year.  The agreement is for a nine month term and accordingly is classified as current.  An interest rate of 8.4% is charged with a monthly payment of approximately $5,400.  At September 30, 2015 the balance of this note was approximately $21,100.  The Company also financed its directors and officers insurance in late 2014, financing $26,900 over 10 months at 9% interest, monthly payments of $2,800 and also unsecured.  That note was paid off in August 2015.

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

As of June 30, 2013, the Company had $455,000 of Debentures outstanding from the initial 2009 offering discussed above, but defaulted and did not pay the holders the principal amount due, all of which became due.  In the first nine months of 2015, two of the Company’s debenture holders converted a total of $91,260 in debt including accrued interest to 45,630 restricted shares of the Company’s common stock.  The transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  These reduced the amount of Debentures that remain outstanding and in default at September 30, 2015 to $365,000.

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

Note 3.

Capital Lease

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC (“BGH”), a related party, a company owned by David Kasmoch, the father of Timothy R. Kasmoch, the Company’s President and Chief Executive Officer.  The lease term is for five years beginning June 1, 2014 with a monthly payment of $10,000.  At September 30, 2015 and December 31, 2014 the Company was in default of its payments.  In September 2015, the Company received a demand letter from counsel for the lessor declaring a default under the lease.  Counsel demanded payment of several months of accrued rent in arrears under the lease, together with penalties.  The Company is in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

This lease is for the Company’s operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  The economic substance of the lease is the Company is financing the acquisition of the asset through the lease, and accordingly, it is recorded in the Company’s assets and liabilities.  Assets and liabilities under capital leases initially are recorded at the lower of present value of the minimum lease payments or the fair value of the assets.  The assets are depreciated over the shorter of the lease term or their estimated useful lives.  A liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.  The capital lease liability at September 30, 2015 and December 31, 2014 was approximately $375,400 and $405,900, respectively.

Depreciation on assets under capital leases charged to expense for the nine months ended September 30, 2015 and 2014 was approximately $63,000 and $28,000, respectively, and for both the three months ended September 30, 2015 and 2014 was approximately $21,000, recorded in cost of sales.  Interest charged related to capital lease liabilities for the nine months ended September 30, 2015 and 2014 was approximately $41,000 and $20,700, respectively, and for the three months ended September 30, 2015 and 2014 was approximately $13,100 and $15,400, respectively, recorded as interest expense.

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

In 2010, the Company and Robert W. Bohmer, the Executive Vice President and General Counsel, entered into an Employment Agreement for a five-year term.  Mr. Bohmer is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Bohmer is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In May 2014, the Company and Mr. Bohmer agreed to an adjustment to his employment contract, making him a part-time employee and adjusting his salary to $57,200.  In March 2015, Mr. Bohmer’s Employment Agreement automatically renewed for a one-year term at his reduced salary of $57,200.

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

As of September 30, 2015, the Company has accrued a liability of approximately $154,000 to reflect the total amount of salary and related payroll taxes voluntarily deferred by its three executive officers since February 2012.  The Company has also not paid a total of $92,000 in regular (nondeferred) salary and related payroll taxes to the officers as of September 30, 2015, for a total of approximately $246,000 in unpaid salaries and related payroll taxes reflected in the accrued liabilities section on the balance sheet.

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

As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment of $20,000 ratably over ten months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.  Based on the terms of the settlement, the Company accrued an estimated expense of $86,500, recorded as a trade account payable, at December 31, 2013 and, due to an increase in the underlying valuation of the warrants, an additional accrual of $93,900 for the quarter ended March 31, 2014, for a total expense of $180,400 to recognize the cost of the final settlement.  All but $20,000 of this expense was for the non-cash component.  The final  settlement payment due under the settlement is in default, and as of September 30, 2015 the Company owed approximately $2,000 in a cash installment payment.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the years 2015 through 2016 is $40,764 each year.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2015 and 2014 is approximately $30,600 and $10,200, respectively.  The Company also leases various office equipment on a month-to-month basis.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with Allegheny-Clarion Valley Development Corporation, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2015 and 2014 is $9,000 and $3,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 2011, and operated under a month-to-month lease until the Company closed the office in September 2014.  The total rental expense included in the statements of operations for the nine months ended September 30, 2015 and 2014 is $-0- and $22,500, respectively, and for the three months ended September 30, 2015 and 2014 is $-0- and $7,500, respectively.

The Company maintained an office in Daytona Beach under a lease with the County of Volusia, Florida, from March 2009 through March 2014.  Effective and subsequent to April 2014, the Company briefly operated on a month to month lease with Volusia County, to allow the removal of certain owned assets and finished product from the site as approved by the County.  The total rental expense included in the statements of operations for the nine months ended September 30, 2015 and 2014 is $-0- and $15,000, respectively, and for the three months ended September 30, 2015 and 2014 is $-0- and $750, respectively.

For the nine months and three months ended September 30, 2015, the Company paid a total of $19,800 and $6,600, respectively, recorded as rent in selling, general and administrative expense on behalf of the Chief Executive Officer.  No future commitment exists as the residential building lease is not in the name of the Company, and the Chief Executive Officer has not renewed the lease as of the date of this filing.

In September 2014, the Company entered into an operating lease with Caterpillar Financial for operating equipment at its Bradley, Florida location.  The lease term is for three years beginning October 2014 and a monthly payment of approximately $3,200.  The total minimum rental commitment for each of the years ending December 31, 2015 through 2016 is $37,900 and for the year ending December 31, 2017 is $28,400.  The total rental expense included in the statements of operations for the nine months ended September 30, 2015 and 2014 is approximately $28,400 and $-0-, respectively, and for the three months ended September 30, 2015 and 2014 is approximately $9,500 and $-0-, respectively.

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

Note 5.

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures.  ASU 2014-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In July 2015, the FASB made a decision to defer the effective date of ASU 2014-09 for one year and permit early adoption as of the original effective date.  As a result, the standard is effective for the Company for fiscal and interim periods beginning January 1, 2018.  The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

Note 6.

Segment Information

The Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 7.

Revenue and Major Customers

The Company’s largest customer accounted for approximately 30% and 20% of revenues for the nine months ended September 30, 2015 and 2014, respectively, and approximately 25% and 30% for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, the top three customers accounted for approximately 74% and 47%, respectively, of the Company’s revenues.  The accounts receivable balance due (which are unsecured) for these three Florida customers at September 30, 2015 and December 31, 2014 was approximately $59,000 and $132,000, respectively.  Florida operations accounted for approximately 96% and 97% of consolidated revenue during the nine months ended September 30, 2015 and 2014, respectively.

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

Note 8.

Basic and diluted loss per share

Basic and diluted loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For the nine months and three months ended September 30, 2015 and 2014 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 9.

Common Stock

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to Strategic Asset Management, Inc., or SAMI, to extend the period of services performed in connection with a December 2010 Financial Public Relations Agreement for an additional two years, through December 2015.  To reflect the entire value of the stock and warrants issued, the Company was recording a non-cash charge to earnings of $421,300 starting in 2013, over a 36 month period.  In July 2015, the Company notified SAMI that it was terminating its contract early, and took a non-cash charge to earnings in the quarter ended June 30, 2015 for the balance of the unamortized cost of the contract.  For the nine months ended September 30, 2015 and 2014, the charge to earnings was approximately $125,200 and $102,500, respectively.  For the three months ended September 30, 2015 and 2014, the charge to earnings was approximately $-0- and $34,200, respectively.

In April 2013, the Company executed a Consulting Agreement with Rakgear, Inc.  The Company engaged Rakgear to provide financial consulting services for a term of one year.  For its services, the Company issued Rakgear 150,000 shares of the Company's unregistered common stock and 150,000 warrants to purchase unregistered shares of common stock at a price of $1.49 per warrant.  To reflect the entire value of the stock issued, the Company recorded a non-cash charge to earnings of $487,900 ratably through March 2014, the ending date of the agreement.  For the nine months ended September 30, 2015 and 2014, the charge to earnings was $-0- and $122,000, respectively.  For each of the three months ended September 30, 2015 and 2014, there was no charge to earnings.

In September 2014, the Company executed a Financial Public Relations Agreement with Dynasty Wealth, Inc., for a one year term.  For its services, the Company issued Dynasty Wealth 350,000 warrants to purchase the Company's unregistered common stock at an exercise price of $1.50 per share, and $10,000 per month, to be paid in either cash or shares of the Company’s unregistered common stock at the Company’s discretion.  To reflect the entire value of the warrants issued, the Company is recording a non-cash charge to earnings of $460,700 ratably through September 14, 2015, the ending date of the agreement.  For the nine months ended September 30, 2015 and 2014 the charge to earnings for the entire agreement was approximately $411,300 and $24,200, respectively, of which the non-cash portion of the agreement was approximately $326,300 and $11,400, respectively.  For the three months ended September 30, 2015 and 2014 the charge to earnings for the entire agreement was approximately $121,000 and $24,200, respectively, of which the non-cash portion of the agreement was approximately $96,000 and $19,200, respectively.  In August 2015, the Company notified Dynasty that it was not renewing its contract.

In November 2014, the Company executed a Public Relations Agreement with Global IR Group, Inc., for a one year term.  For its services, the Company issued Global IR 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the stock issued, the Company was recording a non-cash charge to earnings of $165,000 ratably through November 19, 2015, the original ending date of the agreement.  In July 2015, the Company notified Global IR that it was terminating its contract early, and took a non-cash charge to earnings in the quarter ended June 30, 2015 for the balance of the unamortized cost of the contract.  For the nine months ended September 30, 2015 and 2014, the charge to earnings was approximately $146,200 and $-0-, respectively.  For both the three months ended September 30, 2015 and 2014, there was no charge to earnings.

In July 2015, the Company executed a Public Relations Agreement with Financial Genetics, LLC, for a one year term.  For its services, the Company issued Financial Genetics 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $100,000 ratably through July 2016, the ending date of the agreement.  For the nine months and three months ended September 30, 2015 and 2014, the charge to earnings was approximately $20,800 and $-0-, respectively.

In April 2015, the Company issued a total of 1,314 shares of unregistered common stock, valued at a total of $3,000, to six independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $3,000 in the second quarter of 2015.

In July 2015, the Company issued a total of 3,935 shares of unregistered common stock, valued at a total of $5,000, to five independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $5,000 in the third quarter of 2015.

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

The Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock could have been issued.  No other shares can be issued from the 2004 Plan, and approximately 1,624,000 options are outstanding as of September 30, 2015.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Approximately 1,018,000 options are outstanding as of September 30, 2015.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2015 only from the 2010 Plan at the market value of the stock at date of grant, as defined in the plan.

The Company grants stock options to its directors as compensation for services performed.  All of the options granted are for a period of ten years from the date of issuance, are pursuant to the 2010 Plan, and vest six (6) months from the issuance date.  Stock option grants related to the periods covered by these financial statements include the issuance of 197,500 options from December 2013 through July 2015.  These options are exercisable at prices ranging from $0.76 to $2.28.  To reflect the value of the stock options granted, the Company records a non-cash charge to earnings totaling $254,500 over the requisite vesting period in selling, general and administrative expense.  For the nine and three months ended September 30, 2015, the Company recorded an expense of approximately $98,300 and $30,800, respectively.  For the nine and three months ended September 30, 2014, the Company recorded an expense of approximately $77,500 and $32,200, respectively.

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

Note 12.

Income Tax

For the nine months and three months ended September 30, 2015 and 2014, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 13.

Non-Cash Disclosures

During the nine months ended September 30, 2015, the Company issued common stock with a fair value of $100,000 as part of a consulting contract.

During the nine months ended September 30, 2015, the Company issued common stock with a fair value of $91,260 as part of a conversion of debentures.

During the nine months ended September 30, 2015, the Company issued common stock with a fair value of $54,107 for the payment of accrued rent.

During the nine months ended September 30, 2015 and 2014, the Company recorded a deemed dividend of $15,000 and $502,890, respectively, on the issuance of stock and exercise of warrants.

During the nine months ended September 30, 2014, the Company issued common stock with a fair value of $460,700 as part of a consulting contract.

During the nine months ended September 30, 2014, the Company entered into a capitalized lease with a present value of $420,346

During the nine months ended September 30, 2014, the Company issued common stock with a fair value of $55,000 as conversions of debt to equity.

During the nine months ended September 30, 2014, the Company recorded an account receivable of $25,000 for the sale of a fixed asset.

Note 14.

Subsequent Events

In October 2015, the Company entered into share purchase agreements with a total of four Purchasers pursuant to which the Company sold 56,000 shares of its common stock (the “Shares”) to the Purchasers for a total of $70,000, or a purchase price of $1.25 per share, and 28,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All shares were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In October 2015, the Company approved a plan to modify all Company warrants by extending the time to exercise each outstanding warrant by one (1) year.  All other terms and conditions of each class of warrant remain unchanged.  In total, 2,679,742 warrants were affected by the expiration date extension.  More information can be found in the Form 8-K filed by the Company on October 26, 2015.

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

Overview

We were incorporated in Delaware in April 1993, and became a public company in October 1993.  Our current business focus is to market our N-Viro Fuel™ technology, which produces a renewable alternative fuel product out of certain bio-organic wastes.  This N-Viro Fuel process has been acknowledged by the USEPA as a fuel product that can be used to produce alternative energy.  In this business strategy, the primary objective is to identify allies, public and private, which will allow the opportunity for N-Viro to build, own and operate N-Viro Fuel facilities either on its own or in concert with others.

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

We previously operated a biosolids processing facility located in Volusia County, Florida.  This facility produced the N-Viro Soil™ agricultural product, and provided us with working and development capital.  In June 2014, we began production at our new biosolids processing facility in Polk County (Bradley) Florida.  Until November 2011 we operated a similar facility for a period in excess of 20 years in Toledo, Ohio.  Our goal is to continue to operate the Bradley, Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands, satisfying both waste treatment needs as well as domestic and international directives for clean, renewable alternative fuel sources.

From the start-up in April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania.  The purpose of the mobile system is to prepare quantities of N-Viro Fuel™ to facilitate necessary testing with cooperating power facilities.  In September 2011 an initial 10% substitution for coal test was successfully performed at a western Pennsylvania power generator.  In July 2012 the positive results of this test resulted in a letter agreement with the same power producer to perform a second and final 20% substitution test of N-Viro Fuel.  We were required to obtain permitting from the Pennsylvania Department of Environmental Protection for the mobile facility for this second test and the permit application was submitted in January 2013.  The general permit for the project was issued by the Pennsylvania DEP in February 2015, but due to issues the cooperating power company had with the Pennsylvania DEP and its necessary permits to allow for the test, the agreement for the second test was ended in May 2015 by the power company to allow for development elsewhere.  Full permitting will again be required if and when this development is resumed.

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

Total revenues were $280,000 for the quarter ended September 30, 2015 compared to $322,000 for the same period of 2014.  The net decrease in revenue is due primarily to a decrease in sludge processing and all related revenue.  Our cost of revenues decreased to $309,000 in 2015 from $381,000 for the same period in 2014, and the gross profit margin increased to negative 10% for the quarter ended September 30, 2015, from negative 18% for the same period in 2014.  This increase in gross profit margin was primarily the result of increased cost efficiencies in direct operations.  Operating expenses decreased for the quarter ended September 30, 2015 over the comparative prior year period, and Nonoperating expense showed a decrease from the third quarter of 2014 to 2015.  These changes collectively resulted in a net loss of $409,000 for the quarter ended September 30, 2015 compared to a net loss of $487,000 for the same period in 2014, a decrease in the loss of $78,000.

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

Comparison of Three Months Ended September 30, 2015 with Three Months Ended September 30, 2014

Our overall revenue decreased $42,000, or 13%, to $280,000 for the three months ended September 30, 2015 from $322,000 for the three months ended September 30, 2014.  The decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture decreased $9,000 from the same period ended in 2014;

b)  Our sludge processing revenue showed a decrease of $64,000 over the same period ended in 2014, and

c)  Our product revenue showed an increase of $28,000 from 2014.

Our gross profit decreased $30,000, or 51%, to negative $29,000 for the three months ended September 30, 2015 from negative $59,000 for the three months ended September 30, 2014, and the gross profit margin increased to negative 10% from negative 18% for the same periods.  The increase in gross profit margin is primarily the result of increased cost efficiencies in direct operations at our Bradley, Florida operation, as we continue to improve operations at our new location during the second quarter of 2014.  Reductions in the cost of fuel, payroll and repairs compared to the same quarter in 2014, were the primary drivers of this increase in efficiency.

Our operating expenses increased $44,000, or 11%, to $427,000 for the three months ended September 30, 2015 from $383,000 for the three months ended September 30, 2014.  The increase was primarily due to an increase of $84,000 in consulting fees and an increase of $72,000 in penalties, partially offset by a decrease of $74,000 in the loss on the sale of fixed assets, $13,000 in stockholder relation costs, $11,000 in office-related charges, $6,000 in legal and professional fees, $3,000 in directors’ compensation and $3,000 in employee compensation costs.  The penalties increased primarily from the accrual of $79,000 in liquidating damages related to the pension plan withdrawal liability.  Of the net increase of $78,000 in consulting, employee and director compensation costs, actual cash outlays in total for these groups increased by $19,000 over the same period in 2014.

As a result of the foregoing factors, we recorded an operating loss of $456,000 for the three months ended September 30, 2015 compared to an operating loss of $443,000 for the three months ended September 30, 2014, an increase in the loss of $13,000.

Our net nonoperating expense decreased by $12,000 to net nonoperating expense of $32,000 for the three months ended September 30, 2015 from net nonoperating expense of $44,000 for the similar period in 2014.  The decrease in net nonoperating expense was primarily due to a decrease in interest expense.

We recorded a net loss of $488,000 for the three months ended September 30, 2015 compared to a net loss of $487,000 for the same period ended in 2014, an increase in the loss of $1,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $320,000 for the three months ended September 30, 2015.  Similar non-cash expenses, cash out and debt repayments for the same period in 2014 resulted in an adjusted cash loss (non-GAAP) of $315,000, an increase in the adjusted cash loss (non-GAAP) of $5,000 for the three months ended September 30, 2015 versus the same period in 2014.

For the three months ended September 30, 2015 and 2014, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Nine Months ended September 30, 2015 with Nine Months Ended September 30, 2014

Our overall revenue decreased $61,000, or 6%, to $955,000 for the nine months ended September 30, 2015 from $1,016,000 for the nine months ended September 30, 2014.  The decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture increased $65,000 from the same period ended in 2014;

b)  Our sludge processing revenue showed a decrease of $196,000 over the same period ended in 2014, and

c)  Our product revenue showed an increase of $60,000 from 2014.

Our gross profit increased $186,000, or 101%, to $2,000 for the nine months ended September 30, 2015 from negative $184,000 for the nine months ended September 30, 2014, and the gross profit margin increased to 0.2% from negative 18% for the same periods.  The increase in gross profit margin is primarily the result of generating a full nine months of revenue at our Bradley Junction location during 2015, having voluntarily delayed operations as we moved over from the Daytona/Volusia County location primarily during the second quarter of 2014.

Our operating expenses increased $411,000, or 41%, to $1,418,000 for the nine months ended September 30, 2015 from $1,007,000 for the nine months ended September 30, 2014.  The increase was primarily due to an increase of $458,000 in consulting fees, a decrease of $89,000 in the gain on the sale of fixed assets, an increase of $59,000 in penalties and an increase of $9,000 in directors’ compensation costs, offset by a decrease of $94,000 in litigation settlement expense, a $43,000 decrease in the loss on the impairment of assets, a decrease of $41,000 in employee compensation costs and decreases of $16,000 in office- related charges and $10,000 in stockholder relation costs.  The penalties increased primarily from the accrual of $79,000 in liquidating damages related to the pension plan withdrawal liability.  Of the net increase of $332,000 in litigation, consulting, employee and director compensation costs, actual cash outlays in total for these groups increased by $76,000 over the same period in 2014.

As a result of the foregoing factors, we recorded an operating loss of $1,416,000 for the nine months ended September 30, 2015 compared to an operating loss of $1,191,000 for the nine months ended September 30, 2014, an increase in the loss of $225,000.

Our net nonoperating expense decreased by $11,000 to net nonoperating expense of $101,000 for the nine months ended September 30, 2015 from net nonoperating expense of $112,000 for the similar period in 2014.  The decrease in net nonoperating expense was primarily due to a decrease in interest expense of $26,000, partially offset by a decrease in the gain on extinguishment of liabilities of $15,000 that was recognized in 2014.

We recorded a net loss of $1,518,000 for the nine months ended September 30, 2015 compared to a net loss of $1,303,000 for the same period ended in 2014, an increase in the loss of $215,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $745,000 for the nine months ended September 30, 2015.  Similar non-cash expenses, cash out and debt repayments for the same period in 2014 resulted in an adjusted cash loss (non-GAAP) of $635,000, an increase in the adjusted cash loss (non-GAAP) of $110,000 for the nine months ended September 30, 2015 versus the same period in 2014.

For the nine months ended September 30, 2015 and 2014, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,833,000 at September 30, 2015, compared to a working capital deficit of $938,000 at December 31, 2014, resulting in a decrease in working capital of $895,000.  Current assets at September 30, 2015 included cash of $25,000, which is a decrease of $122,000 from December 31, 2014, which included cash equivalents.  The net negative change of $895,000 in working capital from December 31, 2014 was primarily from a $510,000 increase in the change in short-term liabilities over assets, a decrease of $519,000 in the short-term portion of deferred stock and warrant costs issued for consulting services, offset by a decrease of $90,000 in convertible debentures and a decrease of $44,000 in notes payable to related parties.

In the nine months ended September 30, 2015, our cash flow used by operating activities was $558,000, a decrease of $123,000 over the same period in 2014.  The primary components of the decrease from 2014 in cash flow used by operating activities was principally due to an increase of $257,000 in net current liabilities and an increase in the net loss of $215,000, offset by an increase of $258,000 in stock and stock derivatives issued for fees and services, a decrease of $47,000 in the gain on sale of fixed assets, an increase in depreciation of $40,000 and an increase in bad debt allowance of $4,000.

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

In 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of September 30, 2015 the Note was past due and we are in default.  We expect to extend the Note in the near future and pay it in full in 2015, although there can be no assurance we will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  In September 2015, we received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note, along with accrued interest and penalties.  We are in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

In June 2014, our wholly owned subsidiary, Mulberry Processing, LLC, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC.  The lease term is for five years with a monthly payment of $10,000.  At September 30, 2015 and December 31, 2014 we were in default of our payments.  The total minimum rental commitment for each of the years 2015 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease has been determined to be a capital lease, and a liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.  In September 2015, we received a demand letter from counsel for the lessor declaring a default under the lease for our operating facility.  Counsel demanded payment of several months of accrued rent in arrears under the lease, together with penalties.  We are in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

In November 2012, we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  In December 2013, we received a Notice of Default from Central States, and in September 2014 we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, we are not in compliance with the new settlement agreement, as one payment of $10,000 is overdue for the November 1, 2015 due date.  In an event of default, we become liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement.

We have previously borrowed to purchase processing and automotive equipment, and as of September 30, 2015, one term note is outstanding at 7.1% interest for a term of five years, with monthly payments of approximately $2,100 and secured by automotive equipment.  The amount owed on the note as of September 30, 2015 was approximately $12,300 and is expected to be paid in full on the maturity date in March 2016.

During 2015, we borrowed a total of approximately $54,000 to pay for an insurance policy on equipment coverage during the year.  The agreement is for a nine month term with an interest rate of 8.4% and monthly payments of approximately $5,400.  At September 30, 2015 the balance of this note was approximately $21,100.  We also financed our directors and officers insurance in late 2014, financing $26,900 over 10 months at 9% interest, monthly payments of $2,800 and also unsecured.  That note was paid off in August 2015.

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

As of June 30, 2013, we held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  In the first nine months of 2015, two of our debenture holders converted a total of $91,260 in debt including accrued interest to 45,630 restricted shares of our common stock.  The transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  This reduced the amount of Debentures that remain outstanding and in default at September 30, 2015 to $365,000.

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

For the first nine months of 2015 a total of $605,000 in cash was received from the issuance of stock in private placements to eighteen investors, and $90,000 in convertible debentures was converted to equity.  For the remainder of 2015 and into the first half of 2016 we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our new processing facility in Bradley, Florida.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we expect to arrange for replacement financing with other lending institutions, we have no borrowing availability under any line of credit.  We have borrowed money from third parties and related parties and expect to be able to generate future cash from the exercise of common stock warrants and new equity issuances.  We have substantially slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2013 and again in 2014 we modified all outstanding warrants to enhance their exercisability and realized a total of $246,000 in exercises in 2013 and 2014.  In October 2015, we extended the expiration date of all outstanding warrants for exactly one year.  Beginning in March 2014, our operations in Volusia County, Florida, which at the time now represented substantially all revenue, were voluntarily delayed while we employed additional personnel and moved assets to our new site in Bradley, Florida.  We consider our relationship with the landlord in Volusia County to be satisfactory overall as we work to finalize the termination of operations on their site.  While operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund current or prior expenses incurred.

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

Off-Balance Sheet Arrangements

At September 30, 2015, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no material changes to these critical accounting policies during the nine months ended September 30, 2015.

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

Changes on Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal proceedings

In December 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a $405,000 withdrawal liability from an ERISA multi-employer plan.  In September 2014, we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Certain of the settlement payments due under the settlement are delinquent, and as of September 30, 2015, we owed approximately $425,100.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In October 2015, we entered into share purchase agreements with a total of four Purchasers pursuant to which we sold 56,000 shares of our common stock (the “Shares”) to the Purchasers for a total of $70,000, or a purchase price of $1.25 per share, and 28,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All shares were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

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

We are also in default on a $346,100 Note Payable to Central States Southeast and Southwest Areas Pension Fund.  Additional information is available in Note 2, “Notes Payable” of these Notes to Condensed Consolidated Financial Statements.

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

      November 20, 2015

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      November 20, 2015

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