Form 10-K
period 2015-12-31
N-VIRO INTERNATIONAL CORP
filed 2016-04-14
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company

  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   $6,940,000.

The number of shares of Common Stock of the registrant outstanding as of April 4, 2016 was 8,929,826.

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

35

Item 13.

Certain Relationships and Related Transactions and Director Independence

36

Item 14.

Principal Accountant Fees and Services

38

PART IV

Item 15.

Exhibits, Financial Statement Schedules

39

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

Our patented N-Viro Fuel technology can convert waste products presently being landfilled or land applied into safe, beneficial and renewable long-term energy solutions as part of a renewable-energy economy.  Attaining and maintaining this status means that N-Viro Fuel technology is now a candidate for certain economic incentives that may be granted to alternative energy technologies, and it is also a catalyst for obtaining permits more efficiently in each state.  We plan to accelerate our development efforts as this designation is an important factor for our potential energy partners.

In June 2014 we received a final determination from the USEPA that our N-Viro Fuel process satisfies the requirements of 40 CFR part 241.3(b)(4), designating our process and its outcome as a non-waste fuel product.  The determination is the result of our request for determination submitted to the USEPA in response to their issuance of 40 CFR 241.3, “Standards and procedures for identification of non-hazardous secondary materials that are derived solid wastes when used as fuels or ingredients in combustion units” (the “Part 241 Rules”).  The USEPA concluded through review of our request and subsequent correspondence the N-Viro Fuel process does satisfy the legitimacy criteria for both process and fuel quality.  Specifically, we were able to demonstrate that the N-Viro Fuel process; 1) manages the waste material as a valuable commodity; 2) creates material with meaningful heating value; and 3) results in materials with contaminant levels comparable to or less than those in traditional fuels.

We previously operated a biosolids processing facility located in Volusia County, Florida.  This facility produced the N-Viro Soil™ agricultural product, and provided us with working and development capital.  In June 2014, we began production at our new biosolids processing facility in Polk County (Bradley) Florida.  Until November 2011 we operated a similar facility for a period in excess of 20 years in Toledo, Ohio.  Our goal is to continue to operate the Bradley, Florida facility and aggressively market our N-Viro Fuel technology.  These patented processes are best suited for current and future demands for alternate energy forms because they satisfy waste treatment needs and domestic and international directives for clean, renewable alternative fuel sources.

From April 2011 to September 2011, we operated the first full-scale N-Viro Fuel™ mobile processing facility in western Pennsylvania as a pilot project.  The mobile system is intended to prepare quantities of N-Viro Fuel™ for necessary testing by power facilities who may eventually become Company customers.  In September 2011 an initial 10% substitution of N-Viro Fuel for coal test was successfully performed at a western Pennsylvania power generator.  In July 2012 the positive results of this test resulted in a letter agreement with the same power producer to perform a second and final 20% substitution test of N-Viro Fuel.  We submitted a permit approval request to the Pennsylvania Department of Environmental Protection for the mobile facility for this second test in January 2013, but the Pennsylvania DEP only issued the permit in February 2015.  The Company and the power facility ended the process in May 2015 because the facility had its own permitting issues with the Pennsylvania DEP.  Full permitting will again be required if and when this development is resumed in Pennsylvania or elsewhere.

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

We are an investor in N-Viro Energy, Limited, a United Kingdom registered development and capital-sourcing entity for us and, in particular, the international development of our projects.  At present, we hold 45% of the Class C voting shares that select Directors for N-Viro Energy, Limited.  N-Viro Energy, Limited is actively developing N-Viro Fuel processes in China.

N-Viro FuelTM

N-Viro Fuel™ is a patented biomass alternative energy fuel process that produces a product that has physical and chemical characteristics similar to certain coals and is created from municipal biosolids, collectable animal manure, pulp and paper sludge and possibly other organic wastes.  N-Viro Fuel is manufactured by blending the waste material(s) with one or more alkaline products, followed by thorough drying of the mixture using a thermal evaporative process.  The resulting product can be easily combusted alone or blended with coal, waste coal, petroleum coke and/or other biomass-type fuels, and burned as a partial fuel substitute in combustion power plants.  N-Viro Fuel satisfied initial guidelines set forth by the U.S. Environmental Protection Agency (EPA) to qualify as an alternative energy source that may be utilized in commercial power generation, subject to state permitting.  Under the Part 241 Rules, secondary and waste-derived fuel sources now also require a non-waste determination for use by power producers under applicable Federal regulations (40 CFR 241.3).  This determination requires that the resulting fuel product be managed as a valuable commodity, have a meaningful heating value, and have comparable contaminant levels to the primary fuel being supplemented.  In June 2014 we received final determination from the USEPA that our N-Viro Fuel process satisfies the Part 241 Rules.  We will continue to seek to qualify N-Viro Fuel process under any new modifications or amendments of the Part 241 Rules.   The N-Viro Fuel technology, utilizing an alkaline/heat process to produce a fuel product, also satisfies requirements of the USEPA 40 CFR Part 503 regulations —Standards For the Use or Disposal of Sewage Sludge (“Part 503 Rules”) — and is a safe product usable for agriculture as well as for energy production.

The N-Viro Process

In the N-Viro Soil Process we mix (sludge proportionally with an alkaline admixture and then subject the mixture to a controlled period of storage, mechanical turning and/or accelerated drying.  The N-Viro Process stabilizes and pasteurizes the sludge, reduces odors to acceptable levels, neutralizes or immobilizes various constituents and generates N-Viro Soil™, a product which has a granular appearance similar to soil and has multiple agricultural uses.  We and our licensees have successfully marketed and distributed all N-Viro Soil product produced for beneficial reuse.

The alkaline products we use in all N-Viro Processes consist of by-products from the cement or lime industry and certain fly ashes from coal-fired systems used in electric power generation.  The particular admixture we is use depends upon economics and availability in local markets.  At times we are a distributor of alkaline admixtures for others.  We also work with established by-product marketers to identify and utilize available materials.  We generally charge a mark-up over our cost for alkaline admixtures sold to third parties.

Our original N-Viro Process was enhanced in the 1990’s with the addition of advanced mechanical drying known as the N-Viro BioDry process.  BioDry had been successfully implemented in six plants operating in Canada.

N-Viro Process Facilities

Florida N-Viro, LP, a processing facility and wholly-owned subsidiary, was in continuous operation from 1995 until April 2014 in Volusia County, Florida, and represented 96% of our total revenue in 2014.  The facility processed regional biosolids for multiple communities and maintained contracts with Altamonte Springs, Bunnell, New Smyrna Beach, Palm Coast, Port Orange, the Tohopekaliga Water Authority and Volusia County.  Additionally, the company worked with other regional biosolids management companies and has worked with other municipalities with short-term and interim agreements.

In September 2013, we decided to relocate our Volusia facility to Bradley County, Florida because Bradley has geographically advantages for biosolids customers and end-users.  We closed the Volusia County facility in April 2014 and opened a new facility in Bradley (Polk County), Florida in June 2014, doing business as Mulberry Processing, LLC.  Mulberry is a wholly-owned subsidiary of our company.

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

We operated our first N-Viro processing facility in Toledo, Ohio from inception through most of 2011 when our management contract with the City of Toledo was not renewed.  Under this contract, we processed Toledo's wastewater biosolids and sold the resulting N-Viro Soil product to the agricultural market throughout Northwest Ohio.

Sales and Marketing of N-Viro Process

We market our technologies principally through internal sales efforts.  All domestic sales and marketing are controlled by management.  The primary focus of our marketing efforts is towards the full commercialization of our N-Viro Fuel™ technologies.

The N-Viro Fuel market requires us to work within two different and unique regulatory segments.  First, our N-Viro Fuel facilities must satisfy Part 503 Rules.  Second, the finished fuel product must comply with each individual power generator’s emission permit requirements and must qualify as a non-waste fuel.  To satisfy the air permitting requirements in the power generation facilities, and, as noted above, N-Viro has built a mobile facility to produce N-Viro Fuel on a commercial full-scale basis.  We will continue to introduce this mobile facility to different municipalities and power generation plants to demonstrate the regulatory and power effectiveness of our process.  Our goal is to build, own and operate permanent N-Viro Fuel processing facilities.  We can provide no assurance of our ability to negotiate long-term arrangements from the mobile facility’s performance.

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

Earnings Variation Due to Business Cycles and Seasonal Factors.  Our operating results can experience quarterly or annual variations due to business cycles, seasonality and other factors.  For the year 2015, approximately 95% of our revenue was from our management-run operation and 5% from a foreign-sourced agreement.  Sales of the N-Viro technology are affected by general fluctuations in the business cycles in the United States and worldwide, instability of economic conditions and interest rates, as well as other factors.

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

N-Viro Fuel Patents

We hold several patents relating to N-Viro Fuel.  In the N-Viro Fuel process, waste products, which can include domestic sewage sludge, manures and other materials, are treated with mineral by-products, dried by a mechanical dryer, and converted into a renewable fuel that can be used as a primary stand-alone fuel or as a substitute for coal in coal-fired boilers and kilns.  We are actively marketing the N-Viro Fuel process in response to the national policy encouraging both alternative energy generation as well as attaining the highest and best reuse of waste materials.

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

Employees

As of December 31, 2015, we had ten (10) employees.  Three of our employees were engaged in sales and marketing; two were in finance and administration and five were in operations.  We consider our relationship with our employees to be satisfactory.

Current Developments

We are currently in discussions with companies in the fuel/power generation industries for the development and commercialization of the patented N-Viro Fuel™ technology.  There can be no assurance that these discussions will be successful.  We continue to focus on the development of regional biosolids processing facilities.  Currently we are in negotiations with several privatization firms to permit and develop independent, regional facilities and for international facility development.

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

Item 1A.

Risk Factors

We have a history of losses and there can be no assurances regarding if and when we will achieve profitability.  If we are unable to achieve profitable operations, we will need to raise additional capital to continue our operations, which may not be available on commercially reasonable terms or at all, and which will dilute our stockholders.

Since 2000, we have experienced net losses and we have not been consistently profitable on an annual basis.  For the years ended December 31, 2015 and 2014, we incurred net losses of $2.27 million and $1.76 million, respectively.  We believe our history of net losses is primarily due to our inability to add enough new sources of revenue to replace decreasing business from existing sources of revenue and, more recently, through a shift of our business toward lower margin products and services.  Further, for the years ended December 31, 2015 and 2014 we experienced high expenses for non-cash share based compensation in addition to a material decrease in gross revenue.  To achieve profitability, we must accomplish numerous objectives, including growth in our business, the development of new products and commercial relationships, and decreasing our costs.  We can not foresee with any certainty whether we will be able to achieve these objectives in the future.  Accordingly, we may not generate sufficient net revenue to achieve profitability, and we will need to raise additional capital.

A significant amount of our business comes from a limited number of customers and our revenue and profits could decrease significantly if we lost one or more of them as customers.  Further, agreements with two of our largest customers were not renewed in 2014 and early 2016, and our failure to renew agreements has had a material adverse effect on our business, financial conditions and results of operations.

Our business depends on providing services to a limited number of customers.  One or more of these customers may stop contracting for services from us or may substantially reduce the amount of services we provide them.  Any cancellation, deferral or significant reduction in the services we provide these principal customers or a significant number of smaller customers could seriously harm our business and financial condition.  For the years ended December 31, 2015 and 2014, our largest customer accounted for approximately 31% and 22% of our revenues, respectively.  For the years ended December 31, 2015 and 2014, our top three customers accounted for approximately 74% and 50%, respectively, of our revenues.  Our sludge processing agreement with Toho Water Authority, which was our largest customer for the years 2011 through 2013 and represented approximately 42% of our revenues in 2013, was not renewed at the beginning of 2014.  Our sludge processing agreement with Altamonte Springs, which was our largest customer in 2014 and our second largest customer in 2015, representing approximately 29% of our revenues, was not renewed effective April 2016.  Our failure to renew that agreement may have a material adverse effect on our business, financial conditions and results of operations.  Additionally, regional economic considerations have made the supply of admixtures used in our processes more difficult to acquire due to coal-burning facilities operating less or not at all for unusually long periods of time.

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

We derive a substantial portion of our revenue from services provided under municipal contracts, and many of these are subject to competitive bidding.  We also intend to bid on additional municipal contracts, however, and may not be the successful bidder.  In addition, some of our contracts will expire in the future and those contracts may not be renewed or may be renewed on less attractive terms.  In 2014 and in 2015, we experienced this possibility with respect to existing and material contracts in Florida which were not renewed.  If we are not able to replace revenues from contracts lost through competitive bidding or from the renegotiation of existing contracts with other revenues within a reasonable time period, the lost revenue could have a material and adverse effect on our business, financial condition and results of operation.

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

In 2010 we entered into employment agreements with our Chief Executive Officer, Timothy Kasmoch, our Executive Vice President and Chief Counsel, Robert Bohmer and our Chief Financial Officer, James McHugh, each of which contains non-compete and other provisions.  The laws of each state differ concerning the enforceability of non-competition agreements.  We cannot predict with certainty whether or not a court will enforce a non-compete covenant in any given situation based on the facts and circumstances at that time.  If one of our key executive officers were to leave our employ and the courts refused to enforce the non-compete covenant, we might be subject to increased competition, which could have a material and adverse effect on our business and financial condition.  All of our management employment agreements had a stated initial term expiration in March 2015.  The agreements were each extended for an additional one (1) year term automatically in March 2015 and 2016, pursuant to the terms of the respective agreements.

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

There is currently only a limited trading market for our common stock.  Our common stock trades on the OTCQB, which is one of the quotation services for SEC-registered and reporting companies that trade over the counter ("OTC Markets"), under the symbol “NVIC”, with limited trading volume.  We cannot assure you that a trading market will continue to exist for our common stock.

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

During the period from January 1, 2014 through April 4, 2016, our common stock closing price fluctuated between a high of $2.75 and a low of $0.57.  The trading price of our common stock could be subject to wide fluctuations in response to many factors, some of which are beyond our control, including general economic conditions, the thinly-traded nature of our common stock and the outlook of analysts and investors on our industry.  Further, significant market fluctuations may adversely affect the trading price of our common stock.  Over the past several years, we have relied on, in part, private placements of stock, exercises of stock options by current and former officers and directors, and, exercises of stock purchase warrants by investors for operating cash.  Wide fluctuations in the price of our common stock or a stock price that is not significantly above the exercise price of outstanding stock options or warrants would likely reduce future exercises of stock options or warrants, and which would reduce or eliminate a historic source of cash for our operations.

Item 2.

Properties

Our executive and administrative offices are located in Toledo, Ohio.  In April 2011, we signed a 68 month lease with a lessor in Toledo, Deerpoint Development Company, Ltd (“Deerpoint”).  The total minimum rental commitment for the year 2016 is $40,800.  In 2014 we negotiated a stock for rent deal with Deerpoint, issuing them 16,200 shares of our unregistered common stock at a price of $0.71 per share in exchange for three months rent, resulting in net additional expense of approximately $1,300 above the contracted amount, but saving us approximately $10,200 of cash.  In June 2015, we issued Deerpoint 16,106 shares of our unregistered common stock at a price of $1.43 per share in exchange for six months rent, resulting in net additional expense of approximately $2,700 above the contracted amount, but saving us approximately $20,400 of cash.

In October 2010, we began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011 we have been operating under a month-to-month lease at this location for one-half the rate under the original lease agreement.

In June 2009, we began to maintain an office/warehouse in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, we renewed the lease for an additional year through May 2011, and operated under a month-to-month lease until we closed this office in September 2014.  In June 2015, we issued D&B Colon Leasing 20,997 shares of unregistered common stock at a price of $1.48 per share in exchange for the remaining eleven months rent owed, resulting in net additional expense of approximately $3,600 above the contracted amount, but saving us approximately $27,500 of cash.

We maintained an office in Daytona Beach under a five year lease with the County of Volusia, Florida, from March 2009 through March 2014.  Effective and subsequent to April 2014, we briefly operated on a month-to-month lease with Volusia County to allow us to remove certain owned assets and finished product from the site as approved by the County.

In June 2014, we entered into a five year lease of certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC, a company owned by David Kasmoch, the father of Timothy R. Kasmoch, our President and Chief Executive Officer.  The monthly lease payment is $10,000, and the total minimum rental commitment for each of the years ending December 31, 2016 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease is for our new operating facility which commenced operations in June 2014, and has been determined to be a capital lease.  More details are provided in Note 4, “Capital Lease” of this Form 10-K.

Management believes that all of our properties are adequately covered by insurance.

Item 3.

Legal Proceedings

In December 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a $405,000 withdrawal liability from an ERISA multi-employer plan.  In September 2014, we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Certain of the settlement payments due under the settlement are delinquent, and as of December 31, 2015, we owed approximately $408,000, including estimated default fees.

Item 4.

Mine Safety Disclosures

None.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Common Stock are quoted on the OTCQB, which is one of the quotation services for SEC-registered and reporting companies that trade over the counter ("OTC Markets"), under the symbol “NVIC”.  The prices quoted below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The closing price range per share of the Common Stock since January 1, 2014, was as follows:

Quarter	High	Low
First 2014	$1.50	$0.57
Second 2014	$1.49	$0.58
Third 2014	$1.55	$1.05
Fourth 2014	$2.75	$1.10
First 2015	$2.60	$2.10
Second 2015	$2.58	$1.07
Third 2015	$1.60	$0.78
Fourth 2015	$1.55	$0.71

Our stock price closed at $1.30 per share on April 4, 2016.

Holders

As of April 4, 2016, the number of holders of record of our Common Stock was approximately 217.

Dividends

We have never paid dividends with respect to our Common Stock.  Payment of dividends is within the discretion of our Board of Directors and would depend, among other factors, on our earnings, capital requirements and our operating and financial condition.

Recent Sales of Unregistered Securities

During the fourth quarter of 2015, we entered into share purchase agreements with a total of four Purchasers pursuant to which we sold 56,000 shares of our common stock (the “Shares”) to the Purchasers for a total of $70,000, or a purchase price of $1.25 per share, and 28,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All Shares were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a) (2) as a transaction by an issuer not involving a public offering.

The cumulative number of shares of our common stock sold in these transactions represents approximately less than 1% of all shares issued and outstanding as of April 4, 2016.

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

The following table sets forth, as a percentage of total revenues for the periods presented, revenues related to each of (i) technology fees, (ii) sludge processing, (iii) products and services:

                For the Year Ended December 31,

	2015	2014
Technology fees	4.7%	3.2%
Sludge processing	46.7%	59.4%
Products and services	48.6%	37.4%
Totals	100.0%	100.0%

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

Sludge processing revenues are recognized under contracts where we manage the N-Viro Process ourselves to treat sludge, pursuant to a fixed price contract.

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

(Dollars in thousands)	Year Ended December 31, 2015	Period to Period Percentage Change	Year Ended December 31, 2014
Combined Statement of
Operations Data:

Revenues	$ 1,187	(10.8%)	$ 1,331

Cost of revenues	1,244	(20.6%)	1,566

Gross loss	(57)	*	(235)

Operating expense	2,042	+ 48.5%	1,375

	(2,099)	*	(1,611)

Nonoperating income (expense)	(175)	*	(149)

Loss before income taxes	(2,274)	*	(1,760)

Federal and state income taxes	-	*	-

Net loss	$ (2,274)	*	$ (1,760)

Percentage of Revenues:

Revenues	100.0%	100.0%

Cost of revenues	104.8	117.7

Gross loss	(4.8)	(17.7)

Operating expense	172.0	103.4

	(176.8)	(121.1)

Nonoperating income (expense)	(14.7)	(11.2)

Loss before income taxes	(191.5)	(132.3)

Federal and state income taxes	-	-

Net loss	(191.5%)	(132.3%)

*

Period to period percentage change comparisons have only been calculated for meaningful numbers.

Comparison of Year ended December 31, 2015 with Year Ended December 31, 2014

Our overall revenue decreased $143,000, or 11%, to $1,187,000 for the year ended December 31, 2015 from $1,331,000 for the year ended December 31, 2014.  The net decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture increased $26,000 from the same period ended in 2014 – this increase is attributed directly to a pricing change with certain customers; and,

b)  Our processing revenue, including sludge processing fee revenue, showed a net decrease of $169,000 over the same period ended in 2014.  This was from our Florida operation, which showed a decrease of $236,000 in sludge processing revenue from 2014, offset by an increase in product revenue of $53,000 and an increase in royalty fee revenue of $14,000 from 2014.  The largest decrease from a single sludge processing customer was from Port Orange, Florida, a $119,000 decrease from 2014.

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

Our gross loss decreased $179,000, or 76%, to ($57,000) for the year ended December 31, 2015 from ($235,000) for the year ended December 31, 2014, and the gross profit margin increased to (5%) from (18%) for the same periods.  The increase from the prior year in both gross profit and gross profit margin are due primarily to the result of generating a full year of revenue at our Bradley Junction location during 2015, having voluntarily delayed operations as we moved over from the Daytona/Volusia County location primarily during the second quarter of 2014.

Our operating expenses increased $667,000, or 48%, to $2,042,000 for the year ended December 31, 2015 from $1,375,000 for the year ended December 31, 2014.  The increase was primarily due to an increase of $284,000 in consulting costs, an increase in the loss on the impairment of long-lived assets of $262,000, a decrease in the gain (loss) on the sale of fixed assets of $159,000, an increase of $121,000 in accrued penalties and liquidated damages, an increase of $16,000 in bad debt expense, an increase in legal and professional fees of $15,000, offset by a decrease of $94,000 in litigation settlement expense, a decrease of $40,000 in employee compensation, a decrease of $19,000 in office-related expense, a decrease in $16,000 in director costs, a decrease of $8,000 in travel and a decrease of $8,000 in stockholder relations.  The penalties increased primarily from the accrual of $80,000 in liquidated damages related to the pension plan withdrawal liability, and $60,000 in late charges and fees related to two related party liabilities.  Of the net increase of $396,000 in consulting, litigation, director, employee compensation and the impairment of long-lived assets, actual cash outlays in total for these groups increased by $46,000 over the same period in 2014.

As a result of the foregoing factors, we recorded an operating loss of $2,099,000 for the year ended December 31, 2015 compared to an operating loss of $1,611,000 for the year ended December 31, 2014, an increase in the loss of $488,000.

Our net nonoperating expense increased by $26,000 to net nonoperating expense of $175,000 for the year ended December 31, 2015 from net nonoperating expense of $149,000 for the similar period in 2014.  The increase in net nonoperating expense was primarily due to an increase of $20,000 in interest expense and a $16,000 decrease in the gain from liabilities extinguished, offset by a decrease of $10,000 in the loss from equity investment in affiliate.

For the years ended December 31, 2015 and 2014, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $2,026,000 at December 31, 2015, compared to a working capital deficit of $938,000 at December 31, 2014, resulting in a decrease in working capital of $1,088,000.  Current assets at December 31, 2015 included cash and cash equivalents of $82,000, which is a decrease of $65,000 from December 31, 2014.  The net negative change of $1,088,000 in working capital from December 31, 2014 was primarily from a

$635,000 increase in the change in short-term liabilities over assets, a decrease of $544,000 in the short-term portion of deferred stock and warrant costs issued for consulting services and an increase of $44,000 in convertible debt issued, offset by decrease of $90,000 in convertible debentures and a decrease of $44,000 in notes payable to related parties.

In 2015 our cash flow used in operating activities was $679,000, a decrease of $14,000 over the same period in 2014.  The components of the change from 2014 in cash flow used in operating activities was principally due to an increase in the net loss of $514,000, a $138,000 decrease in stock and stock derivatives issued for fees and services, an increase of $61,000 in net current liabilities over assets and a $10,000 decrease in the loss from the investment in subsidiary, offset by an increase of $262,000 in the impairment of assets, an increase of $228,000 in stock compensation for fees and services, a decrease of $159,000 in the gain on sale of fixed assets, a $44,000 increase in depreciation and amortization, and a $16,000 increase in the provision for bad debt allowance.  We reduced the cash flow used by operating activities by slowing down payments to vendors, specifically vendors not used for the direct production of revenue.  Our annual average trade accounts payable in excess of trade accounts receivable increased by 18% in 2014 over 2013 and in 2015 it increased another 28% over 2014, and has not decreased into early 2016.

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

In 2011 we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of December 31, 2015 the Note was past due and we are in default.  We expect to extend the Note in the near future and pay it in full in 2016, although there can be no assurance we will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  In September 2015, we received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note, along with accrued interest and penalties.  At December 31, 2015 we accrued a total of approximately $96,000 in estimated interest and penalties.  We are in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

In 2012 we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  In December 2013, we received a Notice of Default from Central States, and in September 2014 we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of our assets and future rights to assets.  As of the date of this filing, we are not in compliance with the new settlement agreement, as the remaining three payments of $10,000 as well as the balloon payment are overdue.  In an event of default, we become liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement.

In 2009 we approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures were issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.

As of June 30, 2013, there were $455,000 principal amount of Debentures outstanding that were due and payable, but we defaulted and did not pay the holders the principal amount due.  During 2015, two of our debenture holders converted a total of $91,260 in debt including accrued interest to 45,630 restricted shares of our common stock.  The transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a) (2) as a transaction by an issuer not involving a public offering.  This reduced the amount of Debentures that remain outstanding and in default at December 31, 2015 to $365,000.

We continue to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  We have not made the interest payments due in October 2015 and January 2016, and do not expect to pay the April 2016 installment due by the time of this filing.  We expect to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

In June 2014, our wholly owned subsidiary, Mulberry Processing, LLC, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC.  The lease term is for five years with a monthly payment of $10,000.  At December 31, 2015 and 2014 we were in default of our payments.  The total minimum rental commitment for each of the years 2016 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease has been determined to be a capital lease, and a liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.  In September 2015, we received a demand letter from counsel for the lessor declaring a default under the lease for our operating facility.  Counsel demanded payment of several months of accrued rent in arrears under the lease, together with penalties.  We are in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

We have previously borrowed to purchase processing and automotive equipment, and as of December 31, 2015, one term note is outstanding at 7.1% interest for a term of five years, with monthly payments of approximately $2,100 and secured by automotive equipment.  The amount owed on the note as of December 31, 2015 was approximately $6,200 and was paid in full on the maturity date in March 2016.

During 2015 we borrowed a total of approximately $54,000 to pay for an insurance policy on equipment coverage during the year.  The agreement is for a nine month term with an interest rate of 8.4% and monthly payments of approximately $5,400.  We also financed our directors and officers insurance in late 2015, financing $30,100 over 10 months at 9% interest, monthly payments of $3,136 and is not secured.  The amounts owed on these notes as of December 31, 2015 was approximately $33,000.

In September 2014, we executed a Promissory Note (the “Limited Note”) for $50,000 with N-Viro Energy Limited (“Ltd”), at 5% interest and for a period of 90 days.  During the fourth quarter of 2014 and into 2015, we repaid the Limited Note by reimbursing expenses incurred by Ltd related to its China project, and fully paid it off in June 2015.  More information can be found in Note 5.

In December 2015, we entered into an agreement with JSJ Investments, Inc. (“JSJ”), to issue a Convertible Promissory Note (“JSJ Note”) to us for $125,000 in cash, less $4,000 of original issue discount and a $10,000 debt issuance costs paid to Ambassador Management Corporation.  The JSJ Note is for a term of nine (9) months, an interest rate of 10% and is unsecured.  If we default under the terms of the JSJ Note, the interest rate increases to 18%.  The JSJ Note can be converted at the option of JSJ into restricted shares of our common stock for a price equaling a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  We were also required to reserve 1,250,000 authorized but unissued shares of our common stock, per an Irrevocable Letter of Instructions to our transfer agent.  The number of shares required to be reserved were calculated using a formula equal to a 40% discount of our lowest trading price results during the 20 prior trading days at the issuance date, divided into the principal amount plus projected accrued interest due.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In January 2016, we accepted a Promissory Note (the “Limited Note Receivable”) for $100,000 from N-Viro Energy Limited (“Ltd”), and concurrently advanced $55,000 to Ltd for expenses in connection with the China project.  The Note Receivable is due April 15, 2016 at a stated interest rate of 5% per annum.  More information can be found in Note 10.

In January 2016, we entered into an agreement with JMJ Financial (“JMJ”), to issue a Convertible Promissory Note (“JMJ Note”) to us for $100,000 in cash, less $6,950 in fees paid to Craft Capital Management, LLC (“Craft”).  Craft also received 4,000 stock warrants to purchase our common stock at an exercise price of $1.00 per share.  The JMJ Note is for a term of two (2) years, an interest rate of 12% if not paid within the first 90 days, and a 10% original issue discount fee on actual payments made.  After 180 days from the agreement date, JMJ can elect to convert all or part of the debt into our restricted shares of common stock for a price equaling the lesser of $0.77 or a 40% discount to the lowest trading price during the previous twenty-five (25) trading days to the date of the conversion notice.  We were also required to reserve 2,500,000 authorized but unissued shares of our common stock, per an Irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In March 2016, we entered into an agreement with Tangiers Investment Group, LLC (“Tangiers”), to issue a 10% Convertible Promissory Note (“Tangiers Note”) to us for $58,500 in cash, less $8,500 in original issue discount retained by Tangiers for due diligence and legal expenses.  The Tangiers Note is for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the March 2016 effective date.  At any time Tangiers can elect to convert all or part of the debt into our restricted shares of common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  We were also required to reserve 700,000 authorized but unissued shares of our common stock, per an Irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In March 2016, we entered into an initial one (1) year agreement with Arrowroot Partners, LLC (“Arrowroot”), to assist us in obtaining equity or debt financing.  We issued 15,460 shares of our unregistered common stock, valued at $15,000, to Arrowroot as a non-refundable restricted equity share retainer fee, which can be applied toward future financing fees in connection with any placements.  A cash fee of 8% of the gross proceeds and a warrant fee of 8% of the number of shares placed, in addition to preapproved expenses, will be paid to Arrowroot for its services.

In March 2016, we executed a two week preliminary investor and public relations agreement with M & T Business Consultants, Inc., (“M&T”).  For the services rendered we issued M&T 50,000 shares of our unregistered common stock, valued at approximately $43,000.

In April 2016, we entered into a share purchase agreement with a purchaser pursuant to which we sold 100,000 shares of our common stock (the “Shares”) to the purchaser for a total of $100,000, or a purchase price of $1.00 per share, and 50,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All the shares issued were restricted and have limited “piggy-back” registration rights in connection with certain of our registration statement filings under the Securities Act of 1933 as amended (the “Securities Act”).  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

For the remainder of 2016 we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from debt or equity issuances and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our processing facility in Bradley, Florida.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally, more specifically in China, where we have secured memorandums of understanding for three facilities during 2015.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we expect to arrange for replacement financing with other lending institutions, we have no borrowing availability under any line of credit.  We have borrowed money from third parties and related parties and expect to be able to generate future cash from the exercise of common stock warrants and new debt and equity issuances.  We have substantially slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2013, 2014 and again in 2015 we modified all outstanding warrants to enhance their exercisability and realized a total of $246,000 in exercises in 2013 and 2014.  In October 2015, we extended the expiration date of all outstanding warrants for exactly one year.  Beginning in March 2014, our operations in Volusia County, Florida, which at the time now represented substantially all revenue, were voluntarily delayed while we employed additional personnel and moved assets to our new site in Bradley, Florida.  While operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund current or prior expenses incurred.

For our financial statements for the year ended December 31, 2015, we have received an unqualified audit report from our independent registered public accounting firm that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, our recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition – Sludge processing revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed.  Revenue is recognized as services are performed.

Alkaline admixture management service revenue and N-Viro SoilTM revenue are recognized upon shipment.

Allowance for Doubtful Accounts – We estimate losses for uncollectible accounts based on the aging of the accounts receivable and the evaluation and the likelihood of success in collecting the receivable.  The balance of the allowance at each of the years ending December 31, 2015 is $32,847 and 2014 is $116,260, respectfully.

Property and Equipment/Long-Lived Assets – Property and equipment is reviewed for impairment.  The carrying amount of an asset (group) is considered impaired if it exceeds the sum of our estimate of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges.  Property, machinery and equipment are stated at cost less accumulated depreciation.  During the year ended December 31, 2015 we concluded that the carrying amount of the property, machinery and equipment is in excess of its fair value and have recorded an impairment charge– see Note 1 item G in the Notes to Consolidated Financial Statements.

Stock Options – The Company records share-based compensation expense using a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation.  Compensation costs are recognized over the requisite period or periods that services are rendered.

Stock Warrants – The Company records compensation expense for stock warrants based on the estimated fair value of the warrants on the date of grant using the Black-Scholes valuation model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected warrant term and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant.

Income Taxes – We assume the deductibility of certain costs in income tax filings and estimate the recovery of deferred income tax assets, all of which is fully reserved.

New Accounting Standards – The Financial Accounting Standards Board, or FASB, has issued the following new accounting and interpretations, which may be applicable in the future to us:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”)¸which requires that all leases with a term of more than one year, covering leased assets such as real estate and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. ASU 2016-02 is effective for fiscal years fiscal years and interim periods beginning after December 15, 2018.  We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years and interim periods beginning after December 15, 2016.  We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (“ASU 2015-14”), which delayed the effective date by one year.  As a result, the standard is effective for us for fiscal and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption.  We are currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

N-Viro International Corporation

We have audited the accompanying consolidated balance sheets of N-Viro International Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of N-Viro International Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  UHY LLP

UHY LLP

Farmington Hills, Michigan

April 14, 2016

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents:
Unrestricted	$ 82,201	$ 81,854
Restricted	-	65,529
Receivables, net:
Trade	80,823	140,070
Other	-	51,912
Deferred costs - stock and warrants issued for services	54,167	597,789
Prepaid expenses and other assets	82,121	79,719
Total current assets	299,312	1,016,873

Property and equipment, net	492,976	998,852

Deposits	20,027	27,319

TOTAL ASSETS	$ 812,315	$ 2,043,044

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt	$ 39,012	$ 63,186
Short-term convertible note, net of discount	43,575	-
Current maturity of capital lease liability, in default	133,436	86,652
Notes payable - related parties, in default	200,000	244,480
Convertible debentures, in default	365,000	455,000
Accounts payable	817,018	716,680
Pension plan withdrawal liability - current, in default (2015)	408,031	68,917
Accrued liabilities	319,625	320,207
Total current liabilities	2,325,697	1,955,122

Long-term debt, less current maturities	-	6,182
Pension plan withdrawal liability - long-term	-	320,472
Capital lease liability - long-term, less current maturities, in default	242,000	319,278

Total liabilities	2,567,697	2,601,054

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, Authorized - 2,000,000 shares
Issued - -0- shares in 2015 and 2014	-	-
Common stock, $.01 par value
Authorized - 35,000,000 shares
Issued - 8,911,714 shares in 2015 and 8,166,789 shares in 2014	89,117	81,668
Additional paid-in capital	33,538,262	32,103,596
Accumulated deficit	(35,371,670)	(32,565,813)
	(1,744,291)	(380,549)
Less treasury stock, at cost - 2,000 shares in 2015
and 32,000 shares in 2014	11,091	177,461
Total stockholders' deficit	(1,755,382)	(558,010)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 812,315	$ 2,043,044

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

	2015	2014

REVENUES	$ 1,187,296	$ 1,330,583

COST OF REVENUES	1,244,055	1,566,018

GROSS LOSS	(56,759)	(235,435)

OPERATING EXPENSES
Selling, general and administrative	1,719,731	1,474,082
Impairment of assets	304,936	42,653
Loss (gain) on disposal of assets	18,008	(141,197)
Total Operating Expenses	2,042,675	1,375,538

OPERATING LOSS	(2,099,434)	(1,610,973)

OTHER INCOME (EXPENSE)
Interest income	87	190
Gain on extinguishment of liabilities	-	15,478
Loss from equity investment in affiliate	-	(10,000)
Interest expense	(174,916)	(155,059)
TOTAL OTHER INCOME (EXPENSE)	(174,829)	(149,391)

LOSS BEFORE INCOME TAXES	(2,274,263)	(1,760,364)

Federal and state income taxes	-	-

NET LOSS	($ 2,274,263)	($ 1,760,364)

Basic and diluted loss per share	($ 0.26)	($ 0.24)

Weighted average common shares outstanding - basic and diluted	8,592,489	7,318,480

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2015 and 2014

			Additional
	Shares of	Common	Paid-in	Accumulated	Treasury
	Common Stock	Stock ($)	Capital ($)	Deficit ($)	Stock ($)	Total ($)

BALANCE - JANUARY 1, 2014	7,047,521	$ 70,475	$29,864,113	($29,886,630)	($684,890)	($636,932)

Net loss	-	-	-	(1,760,364)	-	(1,760,364)
Deemed dividend on extension of stock warrants	-	-	502,890	(502,890)	-	-
Sale of treasury stock	-	-	-	(415,929)	507,429	91,500
Share-based compensation expense	125,357	1,254	948,798	-	-	950,052
Exercise of stock options	-	-	4,750	-	-	4,750
Exercise of stock warrants	250,009	2,500	119,677	-	-	122,177
Issuance of common stock	743,902	7,439	663,368	-	-	670,807

BALANCE - DECEMBER 31, 2014	8,166,789	81,668	32,103,596	(32,565,813)	(177,461)	(558,010)

Net loss	-	-	-	(2,274,263)	-	(2,274,263)
Deemed dividend on extension of stock warrants	-	-	395,224	(395,224)	-	-
Beneficial conversion feature on convertible debt	-	-	83,000	-	-	83,000
Sale of treasury stock	-	-	-	(136,370)	166,370	30,000
Share-based compensation expense	109,414	1,094	242,128	-	-	243,222
Exercise of stock options	3,750	38	1,999	-	-	2,037
Exercise of stock warrants	13,028	130	(130)	-	-	-
Issuance of common stock	618,733	6,187	712,445	-	-	718,632

BALANCE - DECEMBER 31, 2015	8,911,714	$ 89,117	$33,538,262	($35,371,670)	($ 11,091)	($1,755,382)

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities
Net loss	($ 2,274,263)	($ 1,760,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,613	187,686
Amortization of debt discount	5,575	-
Issuance of stock, stock options and warrants for services	786,898	696,628
Loss on equity investment in affiliate	-	10,000
Provision for bad debts	15,569	-
Impairment of assets	304,936	42,653
Loss (gain) on the sale of fixed assets	18,008	(141,197)
Changes in Operating Assets and Liabilities
Decrease in trade receivables	49,982	170,708
Decrease in prepaid expenses and other assets	14,890	22,975
Increase (decrease) in pension withdrawal liability	2,965	(15,284)
Increase in accounts payable and accrued liabilities	170,801	121,430
Net cash used in operating activities	(679,026)	(664,765)

Cash Flows From Investing Activities
Decrease from restricted cash	65,529	1,063
Proceeds from sale of property and equipment	45,608	182,446
Decrease to note receivable, net	-	895
Purchases of property and equipment	(42,681)	(41,375)
Net cash provided by investing activities	68,456	143,029

Cash Flows From Financing Activities
Proceeds from issuance of common stock in private placements	603,265	696,030
Convertible debt issued, net of original issue discount	121,000	-
Borrowings under long-term debt	83,734	128,054
Proceeds from stock options exercised	1,983	4,750
Proceeds from stock warrant transactions	-	121,952
Net repayments on line-of-credit	-	(218,000)
Payment of debt issuance costs	(10,000)	-
Borrowings (repayments) from related parties	(44,480)	44,480
Principal payments on long-term obligations	(144,585)	(188,020)
Net cash provided by financing activities	610,917	589,246

Net Increase in Cash and Cash Equivalents	347	67,510

Cash and Cash Equivalents - Beginning	81,854	14,344

Cash and Cash Equivalents - Ending	$ 82,201	$ 81,854

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$ 107,060	$ 106,546

The accompanying notes are an integral part of these financial statements.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

D.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $2,026,000 at December 31, 2015, and has incurred recurring losses and negative cash flow from operations for the years ended December 31, 2015 and 2014.  Moreover, while the Company expects to arrange for financing with lending institutions, there can be no assurances that the Company will have the ability to do so.

The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercise of common stock warrants, new debt and equity issuances.  The Company has substantially slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2013, 2014 and again in 2015 the Company modified all outstanding warrants to enhance their exercisability and realized a total of $246,000 in exercises in 2013 and 2014.  In October 2015, the Company extended the expiration date of all outstanding warrants for exactly one year.  Beginning in March 2014, our operations in Volusia County, Florida, which at the time now represented substantially all revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to its new site in Bradley, Florida.  While operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund current or prior expenses incurred.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E.

Cash and Cash Equivalents – The Company has cash on deposit primarily in one financial institution which, at times, may be in excess of FDIC insurance limits.

For purposes of the statements of cash flows, the Company considers all certificates of deposit with initial maturities of 90 days or less to be cash equivalents.

Restricted cash consists of one certificate of deposit and corresponding accrued interest which was held as collateral with a performance bond on behalf of one of the Company’s licensees at December 31, 2014.  The restricted cash performance bond was released by the Company’s licensee due to the completion of the contract period in September 2015.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

F.

Accounts Receivable – The Company extends unsecured credit to customers under normal trade agreements, which require payment within 30 days.  Accounts greater than 90 days past due amounted to $326 and $99,179 of receivables for the years ended December 31, 2015 and 2014, respectively.  The Company's policy is not to accrue and record interest income on past due trade receivables.  The Company does bill the customer finance charges on past due accounts and records the interest income when collected.

Credit is generally granted on an unsecured basis.  Periodic credit evaluations of customers are conducted and appropriate allowances are established.

Management estimates an allowance for doubtful accounts, which was $32,847 at December 31, 2015 and $116,260 at December 31, 2014.  The estimate is based upon management’s review of delinquent accounts and an assessment of the Company’s historical evidence of collections.

G.

Property and Equipment – Property, machinery and equipment are stated at cost less accumulated depreciation.  Depreciation has been computed primarily by the straight-line method over the estimated useful lives of the assets.  Generally, useful lives are five to fifteen years.  Leasehold improvements are capitalized and amortized over the lesser of the term of the lease or the estimated useful life of the asset.  Depreciation expense amounted to $225,613 and $179,743 in 2015 and 2014, respectively.

Management has reviewed property and equipment for impairment when events and circumstances indicate that the assets might be impaired and the carrying values of those assets may not be recoverable.  During 2015, the Company determined the fair value of property and equipment was less than the carrying amount reflected on the balance sheet, and recorded a non-cash impairment charge of $304,936 to reduce the carrying value of these assets to their estimated fair value of $188,300.  Fair values of the property and equipment were estimated using a market approach, considering the estimated fair values of other comparable property and equipment (Level 3 inputs).

In May 2015 the Company lost their energy partner to develop their N-Viro FuelTM technology in the state of Pennsylvania.  Management intends to move the equipment related to this production technology to other states and find new partners to develop it, however their ability to do so and the ability to generate cash flows from this venture is uncertain as of December 31, 2015.  Additionally, their current operations in the state of Florida have resulted in declining revenues and negative cash flows from operations.  The declines in revenues and operating cash flows, the loss of their energy partner and the inability of the Company to generate sufficient operating cash flows have led to the impairment of property and equipment to fair value in the fourth quarter of 2015.

H.

Intangible Assets – Intangible assets are comprised of patent costs, territory rights and customer licenses/contracts amortized on a straight line basis over their estimated useful lives (ranging from 18 months to 17 years).  Amortization expense amounted to $-0- in 2015 and $7,941 in 2014.

During 2014, the Company determined the fair value of the intangible assets were less than the amount reflected in the balance sheet, and recorded a non-cash impairment charge of $42,653 to reduce the carrying value of these assets to their estimated fair value of zero.  The reason for the impairment of intangible assets in the third quarter of 2014 was primarily due to declines in revenue associated with these assets.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

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

J.

Revenue Recognition – Sludge processing revenue and royalty fees are recognized under contracts where the Company or licensees utilize the N-Viro Process to treat sludge, either pursuant to a fixed-price contract or based on volumes of sludge processed.  Revenue is recognized as services are performed.

Alkaline admixture management service revenue and N-Viro SoilTM revenue are recognized upon shipment.

K.

Loss Per Common Share – Loss per common share has been computed on the basis of the weighted-average number of common shares outstanding during each period presented.  For the years ended December 31, 2015 and 2014, the effects of 2,640,231 and 2,615,231 stock options outstanding, respectively, 2,679,742 and 2,624,142 warrants to purchase common stock, respectively, and, debentures that are convertible to 182,500 and 227,500 shares of common stock, respectively, are excluded from the diluted per share calculation because they would be antidilutive.

L.

Stock Options – The Company records share-based compensation expense using a fair-value based method of measurement that results in compensation costs for essentially all awards of stock-based compensation.  Compensation costs are recognized over the requisite period or periods that services are rendered.

M.

Stock Warrants – The Company records compensation expense for stock warrants based on the estimated fair value of the warrants on the date of grant using the Black-Scholes valuation model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected warrant term and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant.

N.

New Accounting Standards – The Financial Accounting Standards Board, or FASB, has issued the following new accounting and interpretations, which may be applicable in the future to us:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”)¸which requires that all leases with a term of more than one year, covering leased assets such as real estate and equipment, be reflected on the balance sheet as assets and liabilities for the rights and obligations created by these leases. ASU 2016-02 is effective for fiscal years fiscal years and interim periods beginning after December 15, 2018.  The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (“ASU 2015-14”), which delayed the effective date by one year. As a result, the standard is effective for us for fiscal and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption.  The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

O.

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

The accounting for uncertain tax positions requires the Company to evaluate each income tax position using a two step process which includes a determination as to whether it is more likely than not that the income tax position will be sustained, based upon technical merit and upon examination by the taxing authorities. At December 31, 2015 and 2014, there were no uncertain tax positions that required accrual.  None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2012 and later remain subject to examination by the IRS and respective states.

P.

Supplemental Disclosure of Non-Cash Operating, Investing and Financing Activities:

	2015	2014
Deemed dividend on extension of stock warrants	$ 395,224	$ 502,890
Financial Genetics - value of stock issued on consulting agreement	100,000	-
Conversions of convertible debentures to common stock	91,260	-
Value of stock issued for payment of accrued rent	54,107	-
Dynasty Wealth, Inc. - value of warrants issued on consulting agreement	-	460,700
Bowling Green Holdings, LLC - capital lease	-	420,346
Global IR Group - value of stock issued on consulting agreement	-	165,000
Conversions of promissory note debt to common stock	-	55,000
Proceeds from sale of property and equipment recorded as Receivable, net - Other	-	51,889
	$ 640,591	$ 1,655,825

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 1.

Operations and Summary of Significant Accounting Policies (Continued)

Q.

Segment Information – During 2015, the Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 2.

Balance Sheet Data

Property and equipment:

	2015	2014
Buildings and leasehold improvements	$ 476,603	$ 452,362
Equipment	1,162,779	2,280,636
Equipment - idle	213,429	-
Furniture, fixtures and computers	55,383	57,503
	1,908,194	2,790,501
Less accumulated depreciation	1,415,218	1,791,649
	$ 492,976	$ 998,852

Deferred costs:

Between October 2012 and July 2015, the Company engaged five separate firms to provide various consulting services to the Company, primarily financial consulting and public relations.  The payment for these services was paid in stock, stock warrants and cash.  During this time period, the Company issued 650,000 unregistered shares of the Company’s stock and 650,000 warrants to purchase the Company’s stock at an average price of $1.38.  The value of stock issued was determined based on the trading price of the shares on the commitment date of the agreement and the warrants were valued using the Black Scholes valuation model as of the commitment date.  The total value assigned to these agreements was $1,634,900 which is being amortized over the life of the respective consulting contracts.  The contractual maturity dates of these agreements range from March 2014 through July 2016, of which, certain agreements were terminated early.  The early termination of the agreements resulted in accelerated amortization of the expense in the period the contract was terminated.

Total expense related to these agreements for the years ended December 31, 2015 and 2014 was $728,500 and $446,800 of which $85,000 and $35,000 was payable in cash.

The following is a summary of Deferred costs – stock and warrants issued for services as of December 31:

	2015	2014
Deferred costs - Financial Genetics, LLC, less accumulated
amortization (2015 - $45,833)	$ 54,167	$ -
Deferred costs - Strategic Asset Management, Inc., less accumulated
amortization (2015 - $1,011,500; 2014 - $886,249)	-	125,251
Deferred costs - Dynasty Wealth, Inc., less accumulated
amortization (2015 - $460,700; 2014 - $134,371)	-	326,329
Deferred costs - Global IR Group, Inc., less accumulated
amortization (2015 - $165,000; 2014 - $18,792)	-	146,208
	$ 54,167	$ 597,788

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 2.

Balance Sheet Data (continued)

Accrued liabilities:

	2015	2014
Accrued payroll and employee benefits	$ 95,125	$ 157,456
Deferred compensation payable	160,670	124,306
Interest payable	63,830	38,445
	$ 319,625	$ 320,207

Note 3.

Pledged Assets and Long-Term Debt

In 2011 the Company borrowed $200,000 with a Promissory Note (“the Note”) payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of December 31, 2015 the Note was past due and we are in default.  The Company expects to extend the Note in the near future and pay it in full in 2016, although there can be no assurance the Company will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  In September 2015, the Company received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note, along with accrued interest and penalties.  At December 31, 2015 the Company accrued a total of approximately $96,000 in estimated interest and penalties recorded in accrued interest and accounts payable.  The Company is in negotiations with counsel and David and Edna Kasmoch to resolve this default, although there can be no assurance these negotiations will be successful.

In 2012 the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  In December 2013, the Company received a Notice of Default from Central States, and in September 2014 the Company agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, the Company is not in compliance with the new settlement agreement, as the remaining three payments of $10,000 as well as the balloon payment are overdue.  In an event of default, the Company becomes liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement.  The amounts owed under this agreement were $408,031 and $389,389, respectively, as of December 31, 2015 and 2014.

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

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3.

Pledged Assets and Long-Term Debt (Continued)

As of June 30, 2013, the Company held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  During 2015, two of the Company’s debenture holders converted a total of $91,260 in debt including accrued interest to 45,630 restricted shares of the Company’s common stock.  This reduced the amount of Debentures that remain outstanding and in default at December 31, 2015 to $365,000.  The Company continues to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  The Company has not made the interest payments due in October 2015 and January 2016, and do not expect to pay the April 2016 installment due by the time of this filing.  The Company expects to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

The Company has previously borrowed to purchase processing and automotive equipment, and as of December 31, 2015, one term note is outstanding at 7.1% interest for a term of five years, with monthly payments of approximately $2,100 and secured by automotive equipment.  The amount owed on the note as of December 31, 2015 was approximately $6,200 and was paid in full on the maturity date in March 2016.

In September 2014, the Company executed a Promissory Note (the “Limited Note”) for $50,000 with N-Viro Energy Limited (“Ltd”), classified as a related party, at 5% interest and for a period of 90 days.  During the fourth quarter of 2014 and into 2015, the Company repaid the Limited Note by reimbursing expenses incurred by Ltd related to its China project, and fully paid it off in June 2015.

During 2015 the Company borrowed a total of approximately $54,000 to pay for an insurance policy on equipment coverage during the year.  The agreement is for a nine month term with an interest rate of 8.4% and monthly payments of approximately $5,400.  The Company also financed its directors and officers insurance in late 2015, financing $30,100 over 10 months at 9% interest, monthly payments of $3,136 and is not secured.  The amounts owed on these notes as of December 31, 2015 was approximately $33,000.

In December 2015, the Company entered into an agreement to issue a convertible promissory note (“Convertible Note”)  to the Company for $125,000 in cash, less $10,000 in fees paid in debt issuance costs to a third party.  The Convertible Note is for a term of nine (9) month, an interest rate of 10%, and a $4,000 original issue discount fee on actual payments made.  The holder can elect to convert all or part of the debt into restricted shares of the Company’s common stock for a price equaling the lesser of $0.43 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  The Company was also required to reserve 1,250,000 authorized but unissued shares of its common stock, per an irrevocable letter to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  The conversion feature of this convertible promissory note was determined to be a beneficial conversion feature and was recorded as a debt discount at fair value of $83,000.  This debt discount is being amortized to interest expense over the nine month note term.  The total amount owed on this note was $125,000 and the gross discount was $81,425 as of December 31, 2015. The carrying amount on this note was $43,575 as of December 31, 2015.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3.

Pledged Assets and Long-Term Debt (Continued)

Long-term debt at December 31, 2015 and 2014 is as follows:

	2015	2014
Notes payable - related party (David Kasmoch)	$ 200,000	$ 200,000
Pension withdrawal liability	408,031	389,389
Convertible debentures	365,000	455,000
Notes payable - equipment vendors	6,182	32,818
Note payable - related party (Ltd.)	-	44,480
Note payable - insurance	32,830	36,550
Convertible note payable, net of discount	43,575	-
	1,055,618	1,158,237
Less current maturities	1,055,618	831,583
	$ -	$ 326,654

Note 4.

Capital Lease, in default

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC (“BGH”), a company owned by David Kasmoch, the father of Timothy R. Kasmoch, the Company’s President and Chief Executive Officer.  The lease term is for five years beginning June 1, 2014 and a monthly payment of $10,000.  At December 31, 2015 and 2014 the Company was in default of its payments.  This lease has been determined to be a capital lease and a liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.

The following is a summary of property held under capital leases at December 31, 2015 and 2014:

	2015	2014
Leased real property at Bradley, Florida - BGH	$ 420,346	$ 420,346
Less accumulated depreciation	133,111	49,040
	$ 287,235	$ 371,306

Depreciation on assets under capital leases charged to expense for the years ended December 31, 2015 and 2014 was $84,071 and $49,040, respectively, recorded as cost of sales.  Interest charged related to capital lease liabilities for the years ended December 31, 2015 and 2014 was $53,424 and $35,508, respectively, recorded as interest expense.  At both December 31, 2015 and 2014, the Company was in default of its payments however there is no acceleration provision in the lease agreement.  The total lease liability at December 31, 2015 and 2014 was $375,436 and $405,930, respectively.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 4.

Capital Lease, in default (continued)

The following is a schedule by years of future minimum payments required under the lease together with their present value as of December 31, 2015:

amount
2016	$ 220,000
2017	120,000
2018	120,000
2019	50,000
Total minimum lease payments	510,000
Less amount representing interest	134,564
Present value of lease payments	$ 375,436

Current maturities	$ 133,436
Non-current maturities	$ 242,000

Note 5.

Related Party Transactions

In August 2011, the Company borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer.  More details can be found in Note 3.

During 2012 the Company paid Terri Kasmoch, the spouse of Timothy Kasmoch, as an employee for business development, web site and company media marketing and stock promotion efforts for the Company, and she participated with the executives of the Company in reducing the salary paid to her by 10% and deferring this to a future date.  Effective November 2012, Ms. Kasmoch resigned from employment from the Company, and her deferred salary of approximately $3,900 remains unpaid as of December 31, 2015.

During 2014, the Company sold used equipment to Tri-State Garden Supply dba Gardenscape, a Company owned by the family of Timothy Kasmoch, and realized cash proceeds of $81,275 on the sale, of which $6,202 was still owed as of December 31, 2015.  At December 31, 2015 this amount was classified as an Other – receivable but was fully reserved due to the uncertainty that these expenses will be reimbursed.

During 2015, the Company incurred expenses which were reimbursable from their landlord Bowling Green Holdings, LLC (“BGH”) in the amount of $10,321.  At December 31, 2015 this amount was classified as an Other – receivable but was fully reserved due to the uncertainty that these expenses will be reimbursed.

During 2015 and 2014, the Company leased two trucks from Tri-State Garden Supply dba Gardenscape, and in lieu of lease payments agreed to repair and maintain both trucks, reimburse Gardenscape for insurance, annual taxes and license fees.  During 2015 and 2014, this totaled approximately $48,500 and $27,000, respectively, and is included as part of Cost of Sales.

In September 2014, the Company executed a Promissory Note (the “Limited Note”) for $50,000 with N-Viro Energy Limited (“Ltd”), of which the Company holds approximately a 45% investment interest in.  More details can be found in Note 3.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 6.

Equity Transactions

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

In August 2014 the Company issued Deerpoint Development Company Limited, the landlord of its administrative office, 16,200 shares of unregistered common stock at a price of $0.71 per share in exchange for three months rent, resulting in net additional expense of approximately $1,300 above the contracted amount, but saving us approximately $10,200 of cash.  The stock price was calculated using the Black-Scholes valuation model, explained in further detail below.

In September 2014, the Company issued 350,000 warrants to purchase unregistered shares of common stock to Dynasty Wealth, Inc., for financial consulting services.  Additional payments owed Dynasty Wealth could be paid in either cash or shares of the Company’s unregistered common stock.  For the years ended December 31, 2015 and 2014 the Company did not issue any shares of stock in additional payment owed per the agreement.  More details of this agreement are contained in Note 2.

In November 2014, the Company issued 100,000 shares of unregistered common stock to Global IR Group, Inc., for public relations services.  More details of this agreement are contained in Note 2.

During 2014, the Company entered into share purchase agreements with a total of sixteen Purchasers pursuant to which the Company sold 604,650 shares of its common stock (the “Shares”) to the Purchasers for a total of $604,650, or a purchase price of $1.00 per share.  All but 91,500 shares were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The Company sold 91,500 shares it held in its treasury, but the shares were not issued until early 2015.  All of the transactions were exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 6.

Equity Transactions (continued)

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

Between June and October 2015, the Company entered into share purchase agreement with a total of five Purchasers pursuant to which the Company sold 156,000 shares of its common stock (the “Shares”) to the Purchaser for a total of $195,000, or a purchase price of $1.25 per share, and 78,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All the shares issued were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In June 2015, the Company issued Thomas W. Muldowney, a former consultant to the Company, 13,028 shares of registered common stock on the exercise of 22,400 warrants that were issued in 2010.  The exercise did not provide the Company with cash as they were “cashless” per the agreements involved providing for the warrants and subsequent stock issuance.

In June 2015, the Company issued Deerpoint Development Company Limited, the landlord of its administrative office, 16,106 shares of unregistered common stock at a price of $1.43 per share in exchange for six months rent, resulting in net additional expense of approximately $2,700 above the contracted amount, but saving approximately $20,400 of cash.

In June 2015, the Company issued D&B Colon Leasing, LLC, the landlord of a former satellite office, 20,997 shares of unregistered common stock at a price of $1.48 per share in exchange for the remaining eleven months rent owed, resulting in net additional expense of approximately $3,600 above the contracted amount, but saving $27,500 of cash.

The Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock could have been issued.  No other shares can be issued from the 2004 Plan, and approximately 1,598,000 options are outstanding as of December 31, 2015.  The Company also has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Approximately 1,043,000 options are outstanding as of December 31, 2015.  Unless otherwise stated in the stock option agreement, options are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years, except for directors whose options vest six months from the date of grant.  Options were granted in 2015 only from the 2010 Plan at the market value of the stock at date of grant, as defined in the plan.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 6.

Equity Transactions (continued)

The Company grants stock options to its directors as compensation for services performed.  All of the options granted are for a period of ten years from the date of issuance, are pursuant to the 2010 Plan, and vest six (6) months from the issuance date.  Stock option grants related to the periods covered by these financial statements include the issuance of 222,500 options from December 2013 through October 2015.  These options are exercisable at prices ranging from $0.76 to $2.28.  To reflect the value of the stock options granted, the Company records a non-cash charge to earnings totaling $280,033 over the requisite vesting period in selling, general and administrative expense.  For the years ended December 31, 2015 and 2014, the Company recorded an expense of approximately $130,300 and $132,100, respectively.  More information on these equity transactions is contained in this Form 10-K under Item 10, “Directors, Executive Officers and Corporate Governance”.

During the year ended December 31, 2014, the Company issued a total of 25,357 shares of unregistered common stock, valued at a total of $26,500, to its independent directors in lieu of cash owed for calendar year 2014 board meetings attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $26,500 during 2014.  More information on these equity transactions is contained in this Form 10-K under Item 10, “Directors, Executive Officers and Corporate Governance”.

During the year ended December 31, 2015, the Company issued a total of 9,414 shares of unregistered common stock, valued at a total of $13,000, to its independent directors in lieu of cash owed for calendar year 2015 board meetings attended.  To reflect the value of the stock issued, the Company recorded and will continue to record a charge to earnings totaling $13,000 during 2015.  More information on these equity transactions is contained in this Form 10-K under Item 10, “Directors, Executive Officers and Corporate Governance”.

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

For the 2015 and 2014 changes to the warrants, the incremental fair value associated with these transactions has been determined using the Black-Scholes model and has been recorded as a deemed dividend to common stockholders in the accompanying Statement of Stockholders’ Equity (Deficit).  For the years ended December 31, 2015 and 2014, the deemed dividend was $395,224 and $502,890, respectively.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 6.

Equity Transactions (continued)

The following summarizes the stock options activity for the years ended December 31, 2015 and 2014:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,515,231	$ 1.91	2,210,981	$ 2.10
Granted	165,000	$ 1.84	377,500	$ 0.84
Exercised	(1,250)	$ 1.65	(2,500)	$ 1.90
Forfeited/expired during the year	(38,750)	$ 1.93	(70,750)	$ 2.33
Outstanding, end of year	2,640,231	$ 1.90	2,515,231	$ 1.91

Eligible for exercise at end of year	2,615,231	$ 1.91	2,442,731	$ 1.92

Weighted average fair value per option for
options granted during the year	$ 1.84		$ 0.84

Options expected to vest over the life of the Plan	2,640,231		2,515,231

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

The following assumptions were used to estimate the fair value of options granted:

	Year Ended December 31,
	2015	2014
Expected dividend yield	0.0%	0.0%
Weighted average volatility	287.4%	287.0%
Risk free interest rate	1.4 – 1.9%	2.2 - 2.8%
Expected term (in years)	7	7

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 6.

Equity Transactions (continued)

The following summarizes the stock warrants activity for the years ended December 31, 2015 and 2014:

	2015		2014
	Warrants (Underlying Shares)	Weighted Average Exercise Price	Warrants (Underlying Shares)	Weighted Average Exercise Price
Outstanding, beginning of year	2,624,142	$ 1.04	1,849,585	$ 1.04
Granted	78,000	$ 1.50	1,049,566	$ 0.96
Exercised	(22,400)	$ 1.00	(250,009)	$ 0.65
Forfeited/expired during the year	-	$ -	(25,000)	$ 1.00
Outstanding, end of year	2,679,742	$ 1.06	2,624,142	$ 1.04

Eligible for exercise at end of year	2,679,742	$ 1.06	2,624,142	$ 1.04

Weighted average fair value per warrant for
warrants granted during the year	$ 1.50		$ 0.96

Share Reserves for Outstanding Warrants	2,679,742		2,624,142

Note 7.

Revenue and Major Customers

For the years ended December 31, 2015 and 2014, the Company’s largest customer accounted for approximately 31% and 22% of our revenues, respectively.  The Company’s sludge processing agreement with Toho Water Authority, which was also its largest customer for the years 2011 through 2013, was not renewed at the beginning of 2014.  The Company’s failure to renew that agreement has had a material adverse effect on its business, financial conditions and results of operations.  For the years ended December 31, 2015 and 2014, the top three customers accounted for approximately 74% and 50%, respectively, of the Company’s revenues.  The accounts receivable balance due (which are unsecured) for these three customers at December 31, 2015 and 2014 was approximately $69,000 and $99,000, respectively.  Beginning in March 2014, the Company’s operations in Florida were voluntarily delayed for a short time while the Company moved assets and personnel to a new site in Bradley, Florida.  While operations resumed in Bradley in June 2014, this reduction in revenue, while temporary, has materially reduced available cash to fund current or prior expenses incurred.  The Company’s sludge processing agreement with Altamonte Springs, which was its largest customer in 2014 and its second largest customer in 2015, representing approximately 29% of Company revenues, was not renewed effective April 2016.  The Company’s failure to renew that agreement may have a material adverse effect on its business, financial conditions and results of operations.

Additionally, economic considerations have made the supply of admixtures used in our processes more difficult to acquire due to coal-burning facilities operating less or not at all, primarily from the decrease in natural gas prices in the commercial marketplace.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 7.

Revenue and Major Customers (continued)

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

Note 8.

Commitments and Contingencies

In 2010, the Company and Timothy R. Kasmoch, the President and Chief Executive Officer, entered into an Employment Agreement for a five-year term.  Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Kasmoch is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In March of 2015 and 2016, Mr. Kasmoch’s Employment Agreement automatically renewed for a one-year term.

In 2010, the Company and Robert W. Bohmer, the Executive Vice President and General Counsel, entered into an Employment Agreement for a five-year term.  Mr. Bohmer is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Bohmer is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In March of 2015 and 2016, Mr. Bohmer’s Employment Agreement automatically renewed for a one-year term.

In May 2014, the Company and Mr. Bohmer agreed to an adjustment to his employment contract, making him a part-time employee and adjusting his salary to $57,200.  Additional information is available in “Item 11 Executive Compensation” in this Form 10-K.

In 2010, the Company and James K. McHugh, the Chief Financial Officer, Secretary and Treasurer, entered into an Employment Agreement for a five-year term.  Mr. McHugh is to receive an annual base salary of $125,000, subject to an annual discretionary increase.  In addition, Mr. McHugh is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In March of 2015 and 2016, Mr. McHugh’s Employment Agreement automatically renewed for a one-year term.

In May 2013, the Company’s Board of Directors approved an amendment to each of the Company’s executive officer’s respective employment agreement only as it applied to the stock option grant.  Additional information is available in “Item 11 Executive Compensation” in this Form 10-K.

As of December 31, 2015, the Company has accrued a liability of approximately $160,700 to reflect the total amount of salary and related payroll taxes voluntarily deferred by its three executive officers since February 2012, as well as approximately $95,100 in undeferred salary and related payroll taxes, for a combined total of approximately $255,800 in unpaid salaries and related payroll taxes.  More details of these liabilities are contained in Note 2.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 8.

Commitments and Contingencies (continued)

In February 2013, the Company received a letter from counsel on behalf of one of our stockholders (“Counsel letter”), demanding a review by the Board of option plan issuances in 2010 and 2011 to members of management.  In response, the Board formed a Special Committee to evaluate the 2004 and 2010 Stock Option Plans for the issuances in 2010 pursuant to the multi-year employment agreements with Messrs. Kasmoch, Bohmer and McHugh under the 2004 Option Plan, and the 2011 award to Mr. Kasmoch under the 2010 Option Plan.  In May 2013, the Special Committee and the Board finished reviewing the awards and sent a letter in reply to the Counsel letter.  The Board also approved an amendment to each the executive officer’s respective employment agreement, and renegotiated their option grants such that (i) no grant in any single year exceeds the Plan Limits, and, (ii) each employee return to respective Option Plan the number of options by which his annual grant exceeded the Plan Limits for any single year.  Additional information is available in Item 11 “Executive Compensation” of the Form 10-K filed April 15,2015.

As a result of these actions, and after additional negotiations, on July 14, 2014 the Company and the stockholder entered into a Confidential Settlement Agreement and General Release with the following terms: Without admitting liability in connection with any of the claims asserted but in order to avoid the expenses and uncertainty of potential litigation the Company agreed: (i) the Company will adopt certain procedures to monitor future issuances of options to management; (ii) the Company will make an installment payment of $20,000 ratably over ten months to counsel for the stockholder who asserted the claim, but none of these funds will be paid to the stockholder; (iii) the Company will issue warrants to counsel for the stockholder exercisable at a predetermined price.  In exchange for the foregoing the parties exchanged general releases and this matter is resolved completely.  Based on the terms of the settlement, the Company accrued an estimated expense of $86,500, recorded as a trade account payable, at December 31, 2013 and, due to an increase in the underlying valuation of the warrants, an additional accrual of $93,900 for the quarter ended March 31, 2014, for a total expense of $180,400 to recognize the cost of the final settlement.  All but $20,000 of this expense is for the non-cash component.  The final settlement payment due under the settlement is in default, and as of December 31, 2015 and 2014, the Company owed approximately $2,000 and $16,000 in cash installment payments, respectively.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the year 2016 is $40,800.  The total rental expense included in the statements of operations for the year ended December 31, 2015 and 2014 is approximately $43,400 and $40,800, respectively.  Additional information is available in “Item 2 Properties” in this Form 10-K.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the years ended December 31, 2015 and 2014 is $12,000.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, for one year.  In June 2010, the Company renewed the lease for an additional year through May 2011, and operated under a month-to-month lease until the Company closed the office in September 2014.  The total rental expense included in the statements of operations for the year ended December 31, 2015 and 2014 is $-0- and $22,500, respectively.

The Company maintained an office in Daytona Beach under a lease with the County of Volusia, Florida, from March 2009 through March 2014.  Effective and subsequent to April 2014, the Company briefly operated on a month to month lease with Volusia County, to allow the removal of certain owned assets and finished product from the site as approved by the County.  The total rental expense included in the statements of operations for each of the years ended December 31, 2015 and 2014 is $-0- and $15,000, respectively.

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 8.

Commitments and Contingencies (continued)

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC, for a five year lease term beginning June 1, 2014 and a monthly payment of $10,000.  More details can be found in Note 4 Capital Lease.

For the year ended December 31, 2015 and 2014, the Company paid a total of $22,000 and $19,800, respectively, recorded as rent in selling, general and administrative expense, on behalf of the Chief Executive Officer.  No future commitment exists as the residential building lease is not in the name of the Company, however the Company expects to pay $26,400 in 2016 through the lease term maturing October 31, 2016.

In September 2014, the Company entered into an operating lease with Caterpillar Financial for operating equipment at its Bradley, Florida location.  The lease term is for three years beginning October 2014 and a monthly payment of approximately $3,200.  The total minimum rental commitment for the year ending December 31, 2016 is $37,900 and for the year ending December 31, 2017 is $28,400.

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

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 9.

Income Tax Matters

The composition of the deferred tax assets and liabilities at December 31, 2015 and 2014 is as follows:

	2015	2014
Gross deferred tax liabilities:
Property and equipment and intangible assets	$ -	($ 68,700)
Gross deferred tax assets:
Loss carryforwards	6,465,100	6,016,600
Property and equipment and intangible assets	55,600	-
Pension plan withdrawal exp in excess of payments	138,700	132,400
Stock options and warrants	1,593,900	1,396,100
Subsidiary acquisition basis step up	21,400	42,800
Allowance for doubtful accounts	11,200	34,400
Deferred compensation and unpaid salaries	86,900	95,800
Litigation settlement - non-cash portion	54,500	54,500
Other	100	400
Less valuation allowance	(8,427,400)	(7,704,300)
	$ -	$ -

The income tax provisions differ from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2015 and 2014 and are as follows:

	2015	2014
Provision at statutory rate	($ 773,200)	($ 598,500)
(Decrease) increase in income taxes resulting from:
Change in valuation allowance	723,100	587,500
Penalties	49,400	8,100
Other	700	2,900
	$ -	$ -

For the years ended December 31, 2015 and 2014, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.  The net operating losses available at December 31, 2015 to offset future taxable income total approximately $19,000,000 and expire principally in years 2018 - 2035.

24

N-VIRO INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 10.

Subsequent Events

In January 2016, the Company entered into an agreement with JMJ Financial (“JMJ”), to issue a Convertible Promissory Note (“JMJ Note”) to the Company for $100,000 in cash, less $6,950 in fees paid to Craft Capital Management, LLC (“Craft”).  Craft also received 4,000 stock warrants to purchase common stock of the Company at an exercise price of $1.00 per share.  The JMJ Note is for a term of two (2) years, an interest rate of 12% if not paid within the first 90 days, and a 10% original issue discount fee on actual payments made.  After 180 days from the agreement date, JMJ can elect to convert all or part of the debt into restricted shares of the Company’s common stock for a price equaling the lesser of $0.77 or a 40% discount to the lowest trading price during the previous twenty-five (25) trading days to the date of the conversion notice.  The Company was also required to reserve 2,500,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In January 2016, the Company accepted a Promissory Note (the “Limited Note Receivable”) for $100,000 from N-Viro Energy Limited (“Ltd”), and concurrently advanced Ltd $55,000 cash for expenses in connection with its China project.  The Note Receivable is due April 15, 2016 at a stated interest rate of 5% per annum.

In March 2016, the Company entered into an agreement with Tangiers Investment Group, LLC (“Tangiers”), to issue a 10% Convertible Promissory Note (“Tangiers Note”) to us for $58,500 in cash, less $8,500 in original issue discount retained by Tangiers for due diligence and legal expenses.  The Tangiers Note is for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the March 2016 effective date.  At any time Tangiers can elect to convert all or part of the debt into restricted shares of the Company‘s common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  The Company was also required to reserve 700,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In March 2016, the Company entered into an initial one (1) year agreement with Arrowroot Partners, LLC (“Arrowroot”), to assist in obtaining equity or debt financing for the Company.  The Company issued 15,460 shares of its unregistered common stock, valued at $15,000, to Arrowroot as a non-refundable restricted equity share retainer fee, which can be applied toward future financing fees in connection with any placements.  A cash fee of 8% of the gross proceeds and a warrant fee of 8% of the number of shares placed, in addition to preapproved expenses, will be paid to Arrowroot for its services.

In March 2016, the Company executed a two week preliminary public relations agreement with M & T Business Consultants, Inc., (“M&T”).  For the services rendered the Company issued M&T 50,000 shares of the Company’s unregistered common stock, valued at approximately $43,000.

In April 2016, the Company entered into a share purchase agreement with a Purchaser pursuant to which the Company sold 100,000 shares of its common stock (the “Shares”) to the Purchaser for a total of $100,000, or a purchase price of $1.00 per share, and 50,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All the shares issued were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework.  Based on our evaluation, our principal executive officer and our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2015 for the reasons described below.

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

During the quarter ended December 31, 2015, there were no material changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

DIRECTORS OF THE COMPANY

As of the date of the filing of this Form 10-K, we have not held an annual meeting of our stockholders since November 2014, a period that exceeds thirteen months as required by Delaware law, but anticipate this will be held sometime in 2016.  As a result, our Class I directors were not reelected by the stockholders in 2015 as planned, however they continue to serve as directors until their respective successors are elected and qualified.

With the resignations of James Hartung, Thomas Kovacik, Carl Richard and Joseph Scheib in 2015, the number of directors on our Board is currently five (5) − two Class I Directors: Michael P. Burton-Prateley and Mark D. Hagans, whose terms expired in 2015 but who continue to serve as Class I directors until their respective successors are elected and qualified; and three Class II Directors: Martin S. Jaskel, Timothy R. Kasmoch and Gene K. Richard.  Messrs. Jaskel, Kasmoch and Richard’s terms will expire upon the election and qualification of directors at the annual meeting of stockholders to be held in 2016.  At each annual meeting of stockholders, directors will be elected for a full term of two years to succeed those directors whose terms are expiring.

The following table sets forth the names and ages of our directors.

Name	Age	Position
Michael P. Burton-Prateley	53	Class I Director*
Mark D. Hagans	49	Class I Director*
Martin S. Jaskel	69	Class II Director**
Timothy R. Kasmoch	54	Class II Director, Chairman of the Board , President and Chief Executive Officer**
Gene K. Richard	56	Class II Director**

_____________

* Directors with terms expired in 2015 but who continue to serve as Class I directors until their respective successors are elected and qualified.

** Directors with terms expiring in 2016.

Michael P. Burton-Prateley is an executive team member of BBM Energy, headquartered in London, England, and has an extensive background within the investment-banking sector.  He is also a director on the boards of N-Viro Energy Limited, N-Viro Energy Holding (Asia) Limited and N-Viro Energy (Hong Kong) Limited.  He has advised on a broad range of transactions, including mergers and acquisitions, corporate financing, corporate restructuring, post acquisition integration and joint ventures/strategic partnerships and alliances.  He is also an experienced international corporate financier and management consultant.  Mr. Burton-Prateley earned an Economics Degree from Manchester University in Manchester, England, and a Masters Degree in Management from Templeton College at the University of Oxford, England.  Mr. Burton-Prateley is a Chartered Accountant in the UK, having qualified with KPMG.  Mr. Burton-Prateley has served as our director since his appointment in April 2014 and is a member of the Board's Compensation and Finance Committees.  Mr. Burton-Prateley’s qualifications to serve as a director of the Company consist of strong financial, asset management and global business experience.

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

Martin S. Jaskel is a Director with European American Capital Services, Ltd., of London, England, and has over 40 years experience in the financial services industry.  Mr. Jaskel is also a member of the Advisory Board of N-Viro Energy Limited.  He began in the United Kingdom government bond market as a broker with leading firms.  In 1988 he was appointed Director of Global Sales and Marketing of Midland Montagu Treasury, and in 1990 was appointed Director of Global Sales at NatWest Treasury and was promoted to Managing Director of Global Trade and Banking Services in 1994.  He's sat on the advisory board of ECGD, the UK export-import bank, and on several government and Bank of England advisory boards.  In 1997 he founded a financial services consultancy which included KPMG Corporate Finance and the corporate FX division of Travelex PLC, and as Managing Director of a private real estate company with a £500m portfolio.  In 2005 he joined European American Capital Services, Ltd.  He has wide experience as a non-executive Director of both European public and private companies, and is a 1967 Economics graduate of the University of Manchester, England.  He has served as our director since his appointment in July 2015 and is a member of the Board's Audit and Nominating Committees.  Mr. Jaskel’s qualifications to serve as our director consist of his strong financial and international experience.

Timothy R. Kasmoch has been our President and Chief Executive Officer since February 2006 and a director since January 2006, and was appointed Chairman of the Board upon James Hartung’s resignation in July 2015.  He is also a director on the boards of N-Viro Energy Limited, N-Viro Energy Holding (Asia) Limited and N-Viro Energy (Hong Kong) Limited.  Previously, Mr. Kasmoch held various positions including Vice President of a privately held soil management company, that provided trucking and equipment services to us in the past, where he led the composting division to extract the highest value possible from organic feedstock into marketable products for the lawn and garden industry and helped them achieve record expansion in the 1990’s.  Mr. Kasmoch pursued the acquisition of an international soil mining company and as their President, focused on creating value through continuous improvements that balanced financial measures with quality and customer service.  Mr. Kasmoch is a member of the Board’s Finance, Nominating and Technology Committees.  His qualifications to serve as our director consist of being active in the area of soil management and conservation for over twenty years and bringing extensive experience in environmental management, operations and strategic planning.  He is the only “insider” on the Board and strongly encourages open communication with all Company stockholders.

Gene K. Richard has been an Associate Pathologist with Consultants in Laboratory Medicine of Greater Toledo, Ohio, since June 2008.  Dr. Richard was the Associate Director of Clinical Chemistry at Methodist Hospitals of Dallas, Texas from August 1998 to July 2008, while concurrently a partner with Surgical Pathologists of Dallas and a partner with Laboratory Physicians Association.  Dr. Richard has an extensive background in clinical and anatomic pathology and specializes in surgical pathology and cytopathology.  Dr. Richard was educated at the Ohio State University College of Medicine, Medical University of South Carolina, Memorial Hospital for Cancer & Allied Diseases in New York, Memorial Sloan-Kettering Cancer Center in New York and the North Shore University Hospital at Cornell University, and has been Board Certified in Anatomic & Clinical Pathology since 1992.  Dr. Richard has served as our director since his appointment in April 2014 and is a member of the Board’s Compensation and Nominating Committees.  Dr. Richard’s qualifications to serve as a director of the Company consist of his strong educational and medical experience.

Key Relationships

Michael Burton-Prateley is a member of the boards of N-Viro Energy Limited, N-Viro Energy Holding (Asia) Limited and N-Viro Energy (Hong Kong) Limited, all related companies to us by virtue of our 45% ownership interest in N-Viro Energy, Limited, which is the parent of N-Viro Energy Holding (Asia) Limited and N-Viro Energy (Hong Kong) Limited  He is also the Chief Executive Officer of N-Viro Energy Limited.

Martin Jaskel is a member of the Advisory Board of N-Viro Energy Limited, a related company to us by virtue of our 45% ownership interest in N-Viro Energy, Limited.

Timothy Kasmoch is a member of the boards of N-Viro Energy Limited, N-Viro Energy Holding (Asia) Limited and N-Viro Energy (Hong Kong) Limited, all related companies to us by virtue of our 45% ownership interest in N-Viro Energy, Limited, which is the parent of N-Viro Energy Holding (Asia) Limited and N-Viro Energy (Hong Kong) Limited.

Gene Richard is the son of former Board member Carl Richard, who resigned in July 2015.

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

Management is responsible for N-Viro’s day-to-day risk management, and the entire Board’s role is to engage in informed oversight.  Our Chief Executive Officer is a member of the Board of Directors, and our Chief Financial Officer and Executive Vice President/General Counsel regularly attend Board meetings, which helps facilitate discussions regarding risk between the Board and our senior management, as well as the exchange of risk-related information or concerns between the Board and the senior management.  The Board believes Mr. Kasmoch’s service as Chief Executive Officer and as a Board member is appropriate because it bridges a critical gap between our management and the Board, enabling the Board to benefit from management’s perspective on our business while the Board performs its oversight function.

The Company’s philosophy about diversity among its Board members is discussed below under “Nominating Committee.”

Meetings of the Board of Directors

Our Board held five (5) meetings during 2015, consisting of two regular meeting and three special meetings.  Each director attended 100% of the aggregate number of meetings held by the Board of Directors and the Committees of the Board of Directors on which he served.  It is the policy of the Company that members of the Board attend the annual stockholder meeting.  Failure to attend the annual stockholder meeting without good reason is a factor the Nominating Committee and Board will consider in determining whether or not to renominate a current Board member.  All members of the Board serving at the time attended the adjourned or reconvened 2014 Annual Meeting, our last Annual Meeting held, except Mr. Hagans.

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

Code of Ethics

We have adopted a Code of Ethics which covers the Chief Executive Officer and Chief Financial Officer, which is administered and monitored by the Audit Committee of the Board.  A copy of the Code of Ethics is attached as Exhibit 14.1 to this Annual Report on Form 10-K for the year ended December 31, 2015, and is posted on our web site at www.nviro.com under “Corporate Governance”.

Committees of the Board of Directors

The Board has the following standing committees:  the Audit Committee, the Compensation Committee, the Finance Committee, the Nominating Committee and the Technology Committee.  The composition and function of each Committee is set forth below:

Director	Audit	Compensation	Nominating	Finance	Technology
Michael Burton-Prateley		X		X
Mark Hagans	X			X*	X
Martin Jaskel	X*		X
Timothy Kasmoch			X*	X	X*
Gene Richard		X*	X

*  Committee Chair

Audit Committee

During most of 2015 our Audit Committee consisted of Joseph Scheib and Mr. Hagans.  Mr. Scheib resigned in October 2015 and was replaced by Mr. Jaskel.  In accordance with our Audit Committee Charter, each of the Audit Committee members must be “independent” as determined under the NASDAQ rules.  The Audit Committee currently is not subject to, and does not follow, the independence criteria set forth in Section 10A of the Securities Exchange Act 1934, as amended.  The Board has determined that each of the directors who serve on the Audit Committee are “independent” under the NASDAQ rules, meaning that none of them has a relationship with us that may interfere with their independence from us and our management.  Further, the Board has determined that Mr. Jaskel qualifies as a “financial expert” as defined by the Securities and Exchange Commission (the "SEC").

The Audit Committee recommends the appointment of the outside auditor, oversees our accounting and internal audit functions and reviews and approves the terms of transactions between us and related party entities.  During 2015, the Audit Committee met one time.  The Audit Committee has retained UHY LLP to conduct the audit for the year ended December 31, 2015.  The Audit committee is governed by a written charter, a copy of which was attached to the Proxy Statement for our annual meeting held on June 8, 2007.

Compensation Committee

The Compensation Committee determines officers’ salaries and bonuses and administers the grant of stock options pursuant to our stock option plans.  The Compensation Committee does not have a written charter.  During 2015 the Compensation Committee consisted of Gene Richard, Thomas Kovacik and James Hartung, until Messrs. Kovacik and Hartung’s resignations in July 2015.  Mr. Burton-Prateley was appointed to the Committee in October 2015.  The Compensation Committee did not meet during 2015.

The Board has determined that all of the members of the committee are “independent” as determined under the NASDAQ standards.

Finance Committee

During most of 2015 the Finance Committee consisted of Messrs. Hagans, Kasmoch and Scheib, until Mr. Scheib’s resignation in October 2015 and replaced by Mr. Burton-Prateley.  The Committee assists in monitoring our cash flow requirements and approves any internal or external financing or leasing arrangements.  The Finance Committee does not have a written charter.  The Finance Committee met one time during 2015.

Nominating Committee

During 2015 the Nominating Committee consisted of Mr. Scheib, Carl Richard and Hartung, until their respective resignation throughout 2015.  In October 2015, Messrs. Kasmoch, Jaskel and Richard were all appointed.  The Committee considers and recommends to the Board qualified candidates for election as Board members, and establishes and periodically reviews criteria for selection of directors.  The Nominating Committee does not have a written charter.  The Nominating Committee met one time during 2015.

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

The Nominating Committee will consider all stockholder recommendations of proposed director nominees, if such recommendations are timely received under applicable SEC regulations and include all of the information required to be included as set forth in the By-Laws.  To be considered “timely received,” recommendations must be received in writing at our principal executive offices, at N-Viro International Corporation, 2254 Centennial Road, Toledo, OH  43617, Attention: Chairman, Nominating Committee, c/o James K. McHugh, Corporate Secretary, no later than February 17, 2017.

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

Compensation of Directors

Our Board of Directors has approved the payment of cash compensation to non-employee directors in exchange for their service on the Board.  The amount of cash compensation to be received by each non-employee director is $1,000 per regular meeting attended during each calendar year, and $500 per special meeting attended.  Our Board of Directors generally has three meetings per calendar year.  The Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committees thereof.  During 2015, the Board voluntarily waived the cash compensation for all regular and special meetings, but received unregistered common stock in lieu of cash for attendance at all board meetings.

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

In 2015, the Board approved a plan to award an option to purchase 2,000 shares of Common Stock to a director who attends a committee meeting, also collectively subject to the 30,000 options annual maximum, with board meetings attended.

Directors who are our employees do not receive any additional compensation for serving as Directors.  Directors who are our consultants do not receive any additional cash compensation for serving as Directors, but do receive stock options per the provisions of the 2010 Plan.

See “Certain Relationships and Related Transactions” for additional compensation to directors.

DIRECTOR COMPENSATION

	Fees	Fees		Non-Equity	Non-Qualified	Non-Qualified
	Earned or	Earned or		Incentive	Incentive	Deferred	All
	Paid in	Paid in	Option	Plan	Plan	Compensation	Other
Name	Cash	Stock (1)	Awards	Compensation	Compensation	Earnings	Compensation	Total
Michael Burton-Prateley	$ -	$ 2,500	$ 16,290	$ -	$ -	$ -	$ -	$ 18,790
Mark Hagans	-	2,500	16,290	-	-	-	-	18,790
James Hartung *	-	500	5,750	-	-	-	-	6,250
Martin Jaskel	-	1,000	5,100	-	-	-	-	6,100
Timothy Kasmoch	-	-	-	-	-	-	-	-
Thomas Kovacik *	-	-	-	-	-	-	-	-
Carl Richard *	-	1,500	11,190	-	-	-	-	12,690
Gene Richard	-	2,500	16,290	-	-	-	-	18,790
Joseph Scheib *	-	2,500	16,290	-	-	-	-	18,790
	$ -	$ 13,000	$ 87,200	$ -	$ -	$ -	$ -	$ 100,200

* No longer a director at 12/31/15
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

Name	Age	Position
Timothy R. Kasmoch	54	President and Chief Executive Officer
Robert W. Bohmer	46	Executive Vice-President and General Counsel
James K. McHugh	57	Chief Financial Officer, Secretary and Treasurer

Robert W. Bohmer has been our Executive Vice-President and General Counsel since July 2007.  He is also a director on the board of N-Viro Energy Limited.  From 1996 until joining the Company, Mr. Bohmer had been a partner with the law firm of Watkins, Bates and Carey, LLP, Toledo, Ohio.  From 2005 through June 2007, Mr. Bohmer had served as general outside counsel to the Company.  Effective May 2014, Mr. Bohmer became a part-time employee and performs outside legal work with the law firm of Plassman, Rupp, Hagans & Newton.  Mark Hagans is a member of our board and a partner in that law practice.

James K. McHugh has served as our Chief Financial Officer, Secretary and Treasurer since January 1997.  Prior to that date, Mr. McHugh served the Company in various financial positions since April 1992, and was a key member of the team that took the Company public in 1993.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of the shares of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC.  Copies of all filed reports are required to be furnished to us pursuant to Section 16(a).  Based solely on the reports received by us and on written representations from reporting persons, we believe that the current directors and executive officers complied with all applicable filing requirements during the fiscal year ended December 31, 2015.

Item 11.

Executive Compensation

Compensation of Executive Officers

The following table presents the total compensation paid to our Chief Executive Officer, Executive Vice President and Chief Financial Officer during 2015 and 2014.  There were no other executive officers who were serving at the end of 2015 or 2014 and whose total compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and Principal		Salary		Stock	Option	Plan	Compensation	Other
Position	Year	(3) (4)	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Timothy R. Kasmoch	2015	$ 150,000	$ -	$ -	$ -	$ -	$ -	$ 10,200	$ 160,200
President and CEO (1)	2014	150,000	-	-	-	-	-	10,200	160,200

Robert W. Bohmer	2015	57,200	-	-	-	-	-	-	57,200
Executive V.P.	2014	88,133	-	-	-	-	-	-	88,133

James K. McHugh	2015	125,000	-	-	-	-	-	399	125,399
Chief Financial Officer (2)	2014	125,000	-	-	-	-	-	399	125,399

(1)

For the “All Other Compensation” column, Mr. Kasmoch was compensated in cash for the use of his personal vehicle for $10,200 for each of 2015 and 2014.  Exactly 10% of the 2015 and 2014 amounts for Mr. Kasmoch have been deferred and are expected to be paid in 2016.

(2)

For the “All Other Compensation” column, Mr. McHugh is taxed on the imputed benefit of a life insurance policy that benefits his personal beneficiary for one-half the face value of the policy and N-Viro International Corporation for the other one-half.

(3)

Amounts listed are each executive’s gross salary per their March 2010 employment agreement, except Mr. Bohmer – see (4).  Starting in February 2012, all officers listed voluntarily deferred 10% of their gross salary.  Throughout 2014 and 2015, deferred salary continues to be accrued and is expected to be paid in 2016.  The amount of deferred salary before related payroll taxes total approximately $151,000 at December 31, 2015.  During 2014 and 2015, all three executives voluntarily agreed to forego full salary payments to provide cash for operations.  The amount of unpaid salary before related payroll taxes total approximately $85,000 at December 31, 2015.  This amount is accrued as of December 31, 2015 and is expected to be paid in 2016.

(4)

Effective May 1, 2014, Mr. Bohmer agreed to an amendment to his employment agreement, making him a part-time employee and reducing his salary to $57,200.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS
								Equity	Equity
			Equity					Incentive	Incentive
			Incentive					Plan Awards:	Plan Awards:
			Plan				Market	# Unearned	Market or
	# of	# of	Awards:			# of	Value of	Shares,	Payout Value
	Securities	Securities	# Securities			Shares or	Shares or	Units or	of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	Other Rights	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	That Have	or Other Rights
	Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Not	That Have
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested ($)	Vested	Not Vested ($)
Timothy R. Kasmoch	250,000	-	-	$ 2.00	12/30/16	-	$ -	-	$ -
Timothy R. Kasmoch	2,500	-	-	$ 1.70	2/15/16	-	$ -	-	$ -
Timothy R. Kasmoch	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
Timothy R. Kasmoch	243,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
Timothy R. Kasmoch	75,000	-	-	$ 3.27	3/18/20	-	$ -	-	$ -
Timothy R. Kasmoch	100,000	-	-	$ 1.63	8/10/21	-	$ -	-	$ -
Timothy R. Kasmoch	125,000	-	-	$ 1.25	5/16/23	-	$ -	-	$ -
Timothy R. Kasmoch	25,000	-	-	$ 0.67	5/12/24	-	$ -	-	$ -
Timothy R. Kasmoch	100,000	-	-	$ 0.67	5/16/24	-	$ -	-	$ -
Timothy R. Kasmoch	100,000	-	-	$ 2.08	5/16/25	-	$ -	-	$ -

Robert W. Bohmer	100,000	-	-	$ 2.80	6/13/17	-	$ -	-	$ -
Robert W. Bohmer	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
Robert W. Bohmer	168,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
Robert W. Bohmer	75,000	-	-	$ 3.27	3/18/20	-	$ -	-	$ -
Robert W. Bohmer	125,000	-	-	$ 1.25	5/16/23	-	$ -	-	$ -
Robert W. Bohmer	25,000	-	-	$ 0.67	5/12/24	-	$ -	-	$ -
Robert W. Bohmer	50,000	-	-	$ 0.67	5/16/24	-	$ -	-	$ -

James K. McHugh	50,000	-	-	$ 2.00	12/31/16	-	$ -	-	$ -
James K. McHugh	25,000	-	-	$ 1.94	7/11/19	-	$ -	-	$ -
James K. McHugh	68,000	-	-	$ 2.23	7/22/19	-	$ -	-	$ -
James K. McHugh	60,000	-	-	$ 3.27	3/18/20	-	$ -	-	$ -
James K. McHugh	45,000	-	-	$ 1.25	5/16/23	-	$ -	-	$ -
James K. McHugh	20,000	-	-	$ 0.67	5/12/24	-	$ -	-	$ -
James K. McHugh	25,000	-	-	$ 0.67	5/16/24	-	$ -	-	$ -

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

Effective May 1, 2014, Mr. Bohmer agreed to an amendment to his employment contract, making him a part-time employee and allowing him to perform outside legal work with the law firm of Plassman, Rupp, Hagans & Newton with the balance of his professional time.  Mark Hagans is a member of our board and a partner in that law practice.  The modification clarifies that work done for us by Mr. Bohmer is as an employee, not as a practicing attorney, and Mr. Bohmer will do no legal work for us as an outside attorney.  Mr. Bohmer’s salary was adjusted to $57,200.

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

On May 16, 2013, in connection and effective with their respective Amendments, the Board approved a grant of stock options to Messrs. Kasmoch, Bohmer and McHugh, which were immediately exercisable for shares of our common stock.  The grants were made pursuant to both the 2004 Plan and the 2010 Plan.

Equity Compensation Plan Information

We maintain three stock option plans (only one is able to issue new grants after May 12, 2014) for directors, executive officers and key employees or outside subcontractors.  The most recent plan (“2010 Plan”) was approved by the stockholders in August 2010.  The 2010 Plan authorizes the Board of Directors or a committee thereof, to grant awards of incentive stock options and non-qualified stock options for up to a maximum of 5,000,000 shares of Common Stock.  For all of the plans, the total number of options granted and outstanding as of April 4, 2016 was 2,640,231, and the number of options available for future issuance was 3,937,500.  As of May 13, 2014 the 2004 Plan was no longer able to grant stock options.  Currently, all of the plans are administered by the Board of Directors via a committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We had outstanding 8,979,826 shares of Common Stock, $.01 par value per share, or the Common Stock, on April 4, 2016, which constitutes the only class of our outstanding voting securities.

Five Percent Stockholders

At April 4, 2016, the following were the only persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Shares of Common Stock
Common Stock	Timothy R. Kasmoch 312 Stryker Street Archbold, OH 43502	1,224,378 (1)	12.1%
Common Stock	VC Energy I, LLC 3900 Paradise Road, Suite U Las Vegas, NV 89169	800,000 (2)	8.5%
Common Stock	Estate of Joseph Giulii c/o Mr. Peter Terreri 1351 Bryant Ct. Ambler, PA 19002	679,328 (3)	7.5%
Common Stock	Cooke Family Trust 90 Grande Brook Circle, #1526 Wakefield, Rhode Island 02879	627,717 (4)	7.0%
Common Stock	Robert W. Bohmer 2339 St. Roberts Lane Toledo, OH 43617	594,388 (5)	6.2%
Common Stock	Estate of Carl Richard c/o Mr. Phil Richard 6037 Outpost Rd. Sylvania, OH 43560	579,721 (6)	6.2%
Common Stock	Joseph H. Scheib 6937 Hunters Way Raleigh, NC 27615	511,404 (7)	5.5%

1.

The shares attributed to Mr. Kasmoch include 111,378 shares of Common Stock, 1,043,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.67 to $3.27 per share and 70,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

2.

The shares attributed to VC Energy I, LLC include 400,000 shares owned beneficially and 400,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.  This information was derived from the Schedule 13G filed on July 8, 2010.

3.

The shares attributed to the Estate of Joseph Giulii include 554,328 shares owned beneficially and 125,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $1.00 to $1.37 per share.  This information was derived from the Schedule 13G filed on March 11, 2014, before his ownership in all of our securities transferred to his estate in 2015.

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

6.

The shares attributed to the Estate of Carl Richard include 253,711 shares of Common Stock, 135,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 191,010 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.63 to $1.31 per share.  This information was derived from the Form 4 filed by us on Mr. Carl Richard’s behalf on July 13, 2015, before his ownership in all of our securities transferred to his estate in late 2015.  The Estate of Carl Richard is no longer a reporting owner of our securities.

7.

The shares attributed to Mr. Scheib include 238,390 shares of Common Stock, 121,250 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.70 to $3.90 per share and 130,550 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.35 to $1.00 per share.  This information was derived from the Form 4’s filed by us on Mr. Scheib’s behalf on October 20 and October 21, 2015.  Mr. Scheib is no longer a reporting owner of our securities.

Security Ownership of Management

The following table sets forth, as of April 4, 2016, unless otherwise specified, certain information with respect to the beneficial ownership of our shares of Common Stock by each person who is our director, a nominee for the Board, each of the Named Executive Officers, and by our directors and executive officers as a group.  Unless otherwise noted, each person has voting and investment power, with respect to all such shares, based on 8,979,826 shares of Common Stock outstanding on the record date.  Pursuant to the rules of the SEC, shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock warrants or stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	[1]	Percent of Class
Common Stock	Michael Burton-Prateley	64,362	[2]	0.71%
Common Stock	Mark D. Hagans	153,521	[3]	1.68%
Common Stock	Martin S. Jaskel	6,996	[4]	0.08%
Common Stock	Timothy R. Kasmoch	1,224,378	[5]	12.13%
Common Stock	Gene K. Richard	448,245	[6]	4.88%
Common Stock	Robert W. Bohmer	594,388	[7]	6.21%
Common Stock	James K. McHugh	330,450	[8]	3.56%
Common Stock	All directors and executive officers as a group (7 persons)	2,822,340	[9]	24.77%

1.

Except as otherwise indicated, all shares are directly owned with voting and investment power held by the person named.

2.

Represents 6,862 shares of Common Stock owned by Mr. Burton-Prateley, 57,500 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.76 to $2.28 per share.

3.

Represents 14,336 shares of Common Stock owned by Mr. Hagans, 119,185 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.76 to $3.90 per share and 20,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

4.

Represents 1,996 shares of Common Stock owned by Mr. Jaskel, 5,000 shares issuable upon exercise of options which are currently exercisable at $1.20 per share.

5.

Represents 111,378 shares of Common Stock owned by Mr. Kasmoch, 1,043,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.67 to $3.27 per share and 70,000 unregistered shares issuable upon exercise of warrants which are currently exercisable at a price of $1.00 per share.

6.

Represents 248,788 shares of Common Stock owned by Mr. Richard, 30,000 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.76 to $2.28 per share and 169,457 unregistered shares issuable upon exercise of warrants which are currently exercisable at prices ranging from $0.47 to $1.00 per share.

7.

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

9.

Represents 407,198 shares of Common Stock owned by the directors and officers, 2,115,685 shares issuable upon exercise of options which are currently exercisable at prices ranging from $0.67 to $3.90 per share and a total of 299,457 unregistered shares issuable upon exercise of warrants which are currently exercisable at a at prices ranging from $0.47 to $1.00 per share.

Item 13.

Certain Relationships and Related Transactions and Director Independence

During 2014 and 2015, we leased equipment from Tri-State Garden Supply dba Gardenscape, a company owned and managed by the extended family of Timothy Kasmoch.  For more detail, see Footnote 5 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Form 10-K.

In September 2013, the Company and Supermag, LC, a Florida limited liability company (“Seller”) entered into a purchase agreement (the “Purchase Agreement”) pursuant to which we agreed to purchase certain land in Polk County, Florida to establish a new facility to replace our existing facility in Volusia County, Florida, for a total purchase price of $350,000.  The Seller was required to complete certain work and other conditions prior to a closing.  In March 2014, we assigned all of our right title and interest in and to the Purchase Agreement (the “Assignment”) to Bowling Green Holdings, LLC, a Florida limited liability company (“Purchaser”), which is 100% owned by the parents of our Chief Executive Officer.  It was a condition of the Assignment that we execute and deliver an unconditional guaranty (the “Guaranty”) of all of the Purchaser’s obligations under the Purchase Agreement hereinafter described.  The closing of the land purchase occurred on March 25, 2014.  At the closing, the Purchaser delivered to the Seller (i) a five year promissory note in the aggregate principal amount of $214,562, payable in declining installments of principal and interest beginning March 2015 and continuing until March 2019, at which time the Purchaser will be required to make a balloon payment of the remaining principal and all unpaid interest of $187,438, and, (ii) a mortgage and personal property security interest agreement under which the Purchaser granted the Seller a mortgage on the real property sold together with a first priority security interest in all personal property and proceeds from the use of the real property.  At the closing, we delivered the Guaranty to the Seller.  As of the date of this filing, we anticipate the Seller will release us from the Guaranty within a reasonable time as the Purchaser has to a large extent paid off the principal balance of the mortgage.  In connection with the closing, the Purchaser leased both the land and facility to be built to our wholly-owned subsidiary, Mulberry Processing, LLC, for a five year term, at an annual lease payment of $120,000, beginning June 1, 2014.  In addition, the lease requires us to pay the Purchaser an additional $2.00 per ton of sludge for any overage of more than 10,000 tons of sludge per month processed at the site during the lease term.  Upon default, the landlord is entitled to seek termination and repossession of the property.

At present, we hold 45% of the Class C voting shares that select Directors for N-Viro Energy Limited, our development and capital-sourcing entity.  Michael Burton-Prateley is the Chief Executive Officer and the beneficial owner of 20% of N-Viro Energy Limited Class C stock.  The Directors of N-Viro Energy Limited include Timothy Kasmoch and Robert Bohmer, our CEO and Executive Vice President, respectively, and Mr. Burton-Prateley.  Martin Jaskel is a member of N-Viro Energy Limited’s Advisory Board.

For more detail, see Footnote 5 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” in our Form 10-K for the year ended December 31, 2015.

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

Item 14.

Principal Accountant Fees and Services

Audit Fees

Audit services of UHY LLP (“UHY”) included the audit of our annual financial statements in 2015 and 2014, and services related to quarterly filings with the SEC through the reporting period ended September 30 in each of those years.  Fees for these services totaled $52,350 for 2015 and $54,310 for 2014.

Audit Related Fees

There were no fees billed for the years ended December 31, 2015 or 2014 for assurance and related services by UHY that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

There were no fees billed for the years ended December 31, 2015 or 2014 for professional services rendered by UHY for tax compliance, tax advice, and tax planning.

All Other Fees

No fees were billed for the years ended December 31, 2015 or 2014 for assistance on accounting related matters.

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

10.2

Employment Agreement, dated March 17, 2010 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 19, 2010).

10.3

Employment Agreement, dated March 17, 2010 between James K. McHugh and N-Viro International Corporation (incorporated by reference to Exhibit 10.3 to Form 8-K filed March 19, 2010).

10.4

Amendment to employment agreement, dated May 16, 2013 between Timothy R. Kasmoch and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 22, 2013).

10.5

Amendment to employment agreement, dated May 16, 2013 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 22, 2013).

10.6

Amendment to employment agreement, dated May 16, 2013 between James K. McHugh and N-Viro International Corporation (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 22, 2013).

10.7

The N-Viro International Corporation 2004 Stock Option Plan (incorporated by reference to Form S-8 filed December 20, 2004).*

10.8

The N-Viro International Corporation Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed May 14, 2008).*

10.9

The N-Viro International Corporation Second Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed July 13, 2009).*

10.10

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

Dated: April 14, 2016

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

Dated:  April 14, 2016

/s/  Timothy R. Kasmoch*

/s/  James K. McHugh

Timothy R. Kasmoch, Chief Executive Officer,

James K. McHugh

President, Director & Chairman of the Board

Chief Financial Officer, Secretary and Treasurer

(Principal Executive Officer)

(Principal Financial Officer)

/s/  Mark D. Hagans*

/s/  Michael P. Burton-Prateley*

Mark D. Hagans, Director

Michael P. Burton-Prateley

/s/  Martin S. Jaskel*

/s/  Gene K. Richard*

Martin S. Jaskel, Director

Gene K. Richard, Director

* by James K. McHugh, Attorney-In-Fact

41