Form 10-Q
period 2016-03-31
N-VIRO INTERNATIONAL CORP
filed 2016-05-23
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, 9,079,826 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements (Unaudited)

3

Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2016 and 2015

3

Condensed Consolidated Balance Sheets – March 31, 2016 and December 31, 2015

4

Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2016 and 2015

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis or Plan of Operation

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.

Controls and Procedures

22

PART II - OTHER INFORMATION

23

Item 1.

Legal proceedings

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults Upon Senior Securities

23

Item 4.

(Removed and Reserved)

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2016 and 2015

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31
	2016	2015

REVENUES	$ 197,640	$ 348,919

COST OF REVENUES	221,108	352,640

GROSS LOSS	(23,468)	(3,721)

OPERATING EXPENSES
Selling, general and administrative	344,320	447,494
Total Operating Expenses	344,320	447,494

OPERATING LOSS	(367,788)	(451,215)

OTHER INCOME (EXPENSE)
Interest income	527	43
Interest expense	(87,258)	(35,517)
Total Other Income (Expense)	(86,731)	(35,474)

LOSS BEFORE INCOME TAXES	(454,519)	(486,689)

Federal and state income taxes	-	-

NET LOSS	($ 454,519)	($ 486,689)

Basic and diluted loss per share	($0.05)	($0.06)

Weighted average common shares outstanding - basic and diluted	8,920,314	8,225,244

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2016 and December 31, 2015

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 13,197	$ 82,201
Trade receivables, net of allowance for doubtful accounts of
of $2,000 at March 31, 2016 and $1,300 at December 31, 2015	117,427	80,823
Prepaid expenses and other assets	49,886	72,739
Deferred costs - stock and warrants issued for services	38,381	54,167
Total current assets	218,891	289,930

PROPERTY AND EQUIPMENT, NET	463,313	492,976

DEPOSITS	20,687	20,027

TOTAL ASSETS	$ 702,891	$ 802,933

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 18,332	$ 39,012
Short-term convertible notes, net of discount	81,485	34,193
Current maturity of capital lease liability, in default	154,623	133,436
Notes payable - related parties, in default	200,000	200,000
Convertible debentures, in default	365,000	365,000
Pension plan withdrawal liability - current, in default	413,639	408,031
Accounts payable	892,848	817,018
Accrued liabilities	346,840	319,625
Total current liabilities	2,472,767	2,316,315

Capital lease liability - long-term, less current maturities, in default	220,813	242,000
Convertible note - long-term, net of discount	32,461	-

Total liabilities	2,726,041	2,558,315

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2016 and 2015	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 8,981,826 in 2016 and 8,911,714 in 2015	89,818	89,117
Additional paid-in capital	33,724,312	33,538,262
Accumulated deficit	(35,826,189)	(35,371,670)
	(2,012,059)	(1,744,291)
Less treasury stock, at cost; 2,000 shares in 2016 and 2015	11,091	11,091
Total stockholders' deficit	(2,023,150)	(1,755,382)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 702,891	$ 802,933

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2016 and 2015

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2016	2015
NET CASH USED IN OPERATING ACTIVITIES	($ 136,374)	($ 245,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Increases to restricted cash	-	(43)
Proceeds from the sale of property and equipment	-	45,608
Purchases of property and equipment	-	(13,273)
Loan made to related party	(55,000)	-
Net cash provided by (used in) investing activities	(55,000)	32,292

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debt issued, net of original issue discount	143,050	-
Private placements of stock, net of issuance costs	-	373,855
Principal repayments on related party note payable	-	(6,000)
Principal payments on long-term obligations	(20,680)	(48,988)
Net cash provided by financing activities	122,370	318,867

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(69,004)	105,485

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82,201	81,854

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 13,197	$ 187,339

See Note 14 for supplemental disclosure of cash flows information

See Notes to Unaudited Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the three months ended March 31, 2016 may not be indicative of the results of operations for the year ending December 31, 2016.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2015.

The financial statements are consolidated as of March 31, 2016, December 31, 2015 and March 31, 2015 for the Company.  All intercompany transactions were eliminated.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  There have been no changes in the selection and application of significant accounting policies and estimates disclosed in “Item 8 – Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $2,254,000 at March 31, 2016, and has incurred recurring losses and negative cash flow from operations for the three months ended March 31, 2016 and years ended December 31, 2015 and 2014.  Moreover, while the Company expects to arrange for financing with lending institutions, there can be no assurances that the Company will have the ability to do so.  The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercises of common stock options and warrants, new debt and equity issuances.  The Company has substantially slowed payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2014 and 2015, the Company issued new equity for total cash realized of approximately $1.3 million.  In 2013, 2014 and again in 2015, the Company modified all outstanding warrants to enhance their exercisability and realized a total of $246,000 in exercises in 2013 and 2014.  In October 2015, the Company extended the expiration date of all outstanding warrants for exactly one year.  Beginning in March 2014, our operations in Volusia County, Florida, which at the time represented substantially all of our revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to its new site in Bradley, Florida.  While operations resumed in Bradley in June 2014, this reduction in revenue has materially reduced available cash to fund current or prior expenses incurred, and has remained at this lower level or decreased over subsequent periods to date.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain amounts in the Condensed Consolidated Balance Sheets at December 31, 2015 have been reclassified to conform to the current period presentation.

Note 2.

Notes Receivable

In January 2016, the Company entered into a Promissory Note (the “Note Receivable”) for $100,000 with N-Viro Energy Limited (“Ltd”), and concurrently advanced Ltd $55,000 of cash for expenses in connection with its China project.  The Note Receivable was due on April 15, 2016 at a stated interest rate of 5% per annum.  The entire balance of principal and related accrued interest receivable has been fully reserved, as collectability is deemed doubtful, and a charge to earnings has been recorded at March 31, 2016.  In May 2016, the Company agreed to a revised Note Receivable for $120,000, and concurrently advanced Ltd $65,000 of cash for expenses in connection with its China project.  No other terms of the Note Receivable were changed, and the Note Receivable is in default as of the date of this filing.

Note 3.

Notes Payable

In 2011 the Company borrowed $200,000 with a Promissory Note (“the Note”) payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of March 31, 2016 the Note was past due and the Company is in default.  The Company expects to extend the Note in the near future and pay it in full in 2016, although there can be no assurance the Company will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  In September 2015, the Company received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note as well as defaulted payments under the related BGH capital lease discussed in Note 4, along with additional accrued interest and penalties.  At December 31, 2015 and March 31, 2016, the Company accrued a total of $95,780 and $123,920, respectively, in estimated interest and penalties recorded in accrued interest and accounts payable.  The Company is in negotiations with counsel and David and Edna Kasmoch to resolve this default, although there can be no assurance these negotiations will be successful.

In 2012 the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  In December 2013, the Company received a Notice of Default from Central States, and in September 2014 the Company agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, the Company is not in compliance with the new settlement agreement, as the remaining two payments of $10,000 as well as the balloon payment are overdue.  In an event of default, the Company becomes liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement.  The amount owed under this agreement was $413,639 as of March 31, 2016 and $408,031 as of December 31, 2015.

In 2009 the Company approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures were issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  As of June 30, 2013, the Company held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  During 2015, two of the Company’s debenture holders converted their respective debt to restricted shares of the Company’s common stock, reducing the amount of Debentures that remain outstanding and in default at March 31, 2016 to $365,000.  The Company continues to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  The Company has not made the interest payments due in October 2015, January 2016 and April 2016.  The Company expects to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

In October 2015, the Company financed its directors and officers insurance and borrowed $30,100 over 10 months at 9% interest, monthly payments of $3,136 and unsecured.  The amount owed on this note as of March 31, 2016 was $18,332.

In December 2015, the Company entered into an agreement with JSJ Investments, Inc. (“JSJ”) to issue a convertible promissory note (“JSJ Note”) to the Company for $125,000 in cash, less $10,000 in fees paid in debt issuance costs to a third party.  The JSJ Note is for a term of nine (9) month, an interest rate of 10%, and a $4,000 original issue discount fee on actual payments made.  JSJ can elect to convert all or part of the debt into restricted shares of the Company’s common stock for a price equaling the lesser of $0.43 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  The Company was also required to reserve 1,250,000 authorized but unissued shares of its common stock, per an irrevocable letter to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  The conversion feature of the JSJ Note was determined to be a beneficial conversion feature and was recorded as a debt discount at fair value of $83,000.  This debt discount is being amortized to interest expense ratably over the nine month note term.  The total amount owed on the JSJ Note was $125,000 and the gross discount was $58,474, including net debt issuance costs of $6,049, as of March 31, 2016. The carrying amount on the JSJ Note was $66,527 as of March 31, 2016.

In January 2016, the Company entered into an agreement with JMJ Financial (“JMJ”), to issue a Convertible Promissory Note (“JMJ Note”) to the Company for $500,000, with an initial loan of $100,000 in cash, less $6,950 in debt issuance costs paid to Craft Capital Management, LLC (“Craft”).  Craft also received 4,000 stock warrants, valued at $3,000, to purchase common stock of the Company at an exercise price of $1.00 per share.  The JMJ Note is for a term of two (2) years, an interest rate of 12% if not paid within the first 90 days, and a 10% original issue discount fee on actual payments made.  After 180 days from the agreement date, JMJ can elect to convert all or part of the debt into restricted shares of the Company’s common stock for a price equaling the lesser of $0.77 or a 40% discount to the lowest trading price during the previous twenty-five (25) trading days to the date of the conversion notice.  The Company was also required to reserve 2,500,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  The conversion feature of the JMJ Note was determined to be a beneficial conversion feature and was recorded as a debt discount at fair value of $67,000.  This debt discount is being amortized to interest expense ratably over the two year note term.  The total amount owed on the JMJ Note was $100,000 and the gross discount was $67,539, including net debt issuance costs of $8,914, as of March 31, 2016. The carrying amount on the JMJ Note was $32,461 as of March 31, 2016, and is classified as long-term debt on the balance sheet.

In March 2016, the Company entered into an agreement with Tangiers Investment Group, LLC (“Tangiers”), to issue a 10% Convertible Promissory Note (“Tangiers Note”) to us for $58,500 in cash, less $8,500 in original issue discount retained by Tangiers.  The Tangiers Note is for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the March 2016 effective date.  At any time Tangiers can elect to convert all or part of the debt into restricted shares of the Company‘s common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  The Company was also required to reserve 700,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the

Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  The conversion feature of the Tangiers Note was determined to be a beneficial conversion feature and was recorded as a debt discount at fair value of $39,000.  This debt discount is being amortized to interest expense ratably over the one year note term.  The total amount owed on the Tangiers Note was $58,500 and the gross discount was $43,542 as of March 31, 2016. The carrying amount on the Tangiers Note was $14,958 as of March 31, 2016.

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

Depreciation on assets under capital leases charged to expense for both the three months ended March 31, 2016 and 2015 was $21,007, recorded as cost of sales.  Interest charged related to capital lease liabilities for the three months ended March 31, 2016 and 2015 was $11,747 and $14,275, respectively, recorded as interest expense.  At both March 31, 2016 and December 31, 2015, the Company was delinquent in its payments and in default of its lease agreement however there is no acceleration provision in the lease agreement.  The total lease liability at both March 31, 2016 and December 31, 2015 was $375,436.

Note 5.

Commitments and Contingencies

In 2010, the Company and Timothy R. Kasmoch, the President and Chief Executive Officer, entered into an Employment Agreement for a five-year term.  Mr. Kasmoch is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Kasmoch is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In March 2016, Mr. Kasmoch’s Employment Agreement automatically renewed for a one-year term.

In 2010, the Company and Robert W. Bohmer, the Executive Vice President and General Counsel, entered into an Employment Agreement for a five-year term.  Mr. Bohmer is to receive an annual base salary of $150,000, subject to an annual discretionary increase.  In addition, Mr. Bohmer is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In March 2016, Mr. Bohmer’s Employment Agreement automatically renewed for a one-year term.  In May 2014, the Company and Mr. Bohmer agreed to an adjustment to his employment contract, making him a part-time employee and adjusting his salary to $57,200.

In 2010, the Company and James K. McHugh, the Chief Financial Officer, Secretary and Treasurer, entered into an Employment Agreement for a five-year term.  Mr. McHugh is to receive an annual base salary of $125,000, subject to an annual discretionary increase.  In addition, Mr. McHugh is eligible for an annual cash bonus and was granted stock options from the Company’s Second Amended and Restated 2004 Stock Option Plan.  Generally, the Agreement may be terminated by the Company with or without cause or by the Employee for any reason.  In March 2016, Mr. McHugh’s Employment Agreement automatically renewed for a one-year term.

As of March 31, 2016, the Company has accrued a liability of approximately $172,000 to reflect the total amount of salary and related payroll taxes voluntarily deferred by its three executive officers since February 2012, as well as approximately $82,000 in undeferred salary and related payroll taxes, for a combined total of approximately $254,000 in unpaid salaries and related payroll taxes.

Additional information about all of the employment agreements for the Company’s executive officers is available in “Item 11 Executive Compensation” in the Form 10-K filed on April 14, 2016.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the year 2016 is $40,764.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2016 and 2015 is approximately $10,200.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2016 and 2015 is $3,000.

For each of the three months ended March 31, 2016 and 2015, the Company paid a total of $6,600, recorded as rent in selling, general and administrative expense, on behalf of the Chief Executive Officer.  No future commitment exists as the residential building lease is not in the name of the Company, however the Company expects to pay $15,400 for the remainder of 2016 through the lease term maturing October 31, 2016.

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC, for a five year lease term beginning June 1, 2014 and a monthly payment of $10,000.  More details can be found in Note 4 Capital Lease, in default.

In September 2014, the Company entered into an operating lease with Caterpillar Financial for operating equipment at its Bradley, Florida location.  The lease term is for three years beginning October 2014 and a monthly payment of $3,155.  The total minimum rental commitment for the year ending December 31, 2016 is $37,900 and for the year ending December 31, 2017 is $28,400.  The total rental expense included in the statements of operations for each of the three months ended March 31, 2016 and 2015 is $9,465.

Management believes that all of the Company’s properties are adequately covered by insurance.

The Company operates in an environment with many financial risks, including, but not limited to, major customer concentrations, customer contract termination provisions, competing technologies, infringement and/or misappropriation of intellectual property rights, the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions.  Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the business activities of the Company.  The Company cannot predict what effect if any, current and future regulations may have on the operations of the Company.

From time to time the Company is involved in legal proceedings and subject to claims which may arise in the ordinary course of business.  Certain unsecured creditors have brought civil action against the Company related to nonpayment.  The Company has not accrued any additional amount related to these charges, but continue to negotiate payment plans to satisfy these creditors.

Note 6.

New Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2019-09"), which includes multiple amendments intended to simplify aspects of share-based payment accounting.  ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted.  Amendments to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures will be applied using a modified retrospective transition method through a cumulative-effect adjustment to equity as of the beginning of the period of adoption.  Amendments to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively, and amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement are to be applied prospectively.  The Company is currently evaluating the impact that the standard will have on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  We adopted this guidance effective January 1, 2016 and have reclassified $14,962 of unamortized debt issuance costs within the short-term convertible notes, net of discount line on the balance sheet.  The prior period unamortized debt issuance costs in the amount of $9,382 have been reclassified to conform to the current period presentation.

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

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies.  Because of the tentative and preliminary nature of such proposed standards, management has not yet determined the effect, if any, the implementation of such proposed standards would have on the Company’s consolidated financial statements.

Note 7.

Segment Information

The Company determined that it currently operates in one segment based on the financial information upon which the chief operating decision maker regularly assesses performance and allocates resources.  The chief operating decision maker is the Chief Executive Officer.

Note 8.

Revenue and Major Customers

For the three months ended March 31, 2016 and 2015, the Company’s largest customer accounted for approximately 54% and 25% of our revenues, respectively.  For the three months ended March 31, 2016 and 2015, the top three customers accounted for approximately 82% and 94%, respectively, of the Company’s revenues.  The accounts receivable balance due (which are unsecured) for these three customers at March 31, 2016 was approximately $69,000, or 58% of the accounts receivable balance.  The Company’s sludge processing agreement with Altamonte Springs, which was its largest customer in 2014, it’s second largest in 2015 and its largest in the first quarter of 2016, representing approximately 54% of Company revenues, was not renewed effective April 2016.  The Company’s failure to renew that agreement may have a material adverse effect on its business, financial conditions and results of operations.  Beginning in March 2014, the Company’s operations in Florida were voluntarily delayed for a short time while the Company moved assets and personnel to a new site in Bradley, Florida.  While operations subsequently resumed, this reduction in revenue has materially reduced available cash to fund current or prior expenses incurred, and has remained at this lower level or decreased over subsequent periods to date.

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

Note 9.

Basic and diluted loss per share

Basic and diluted loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For the three months ended March 31, 2016 and 2015 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 10.

Common Stock

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to Strategic Asset Management, Inc., to extend the period through December 2015 of services performed in connection with a December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company recorded a non-cash charge to earnings of $421,300 ratably from 2013 to 2015.  For the three months ended March 31, 2016 and 2015, the charge to earnings was approximately $-0- and $34,200, respectively.

In September 2014, the Company executed a Financial Public Relations Agreement with Dynasty Wealth, Inc., for a one year term.  For its services, the Company issued Dynasty Wealth 350,000 warrants to purchase the Company's unregistered common stock at an exercise price of $1.50 per share, and $10,000 per month, to be paid in either cash or shares of the Company’s unregistered common stock at the Company’s discretion.  To reflect the entire value of the warrants issued, the Company recorded a non-cash charge to earnings of $460,700 ratably through September 14, 2015, the ending date of the agreement.  For the three months ended March 31, 2016 and 2015 the charge to earnings for the entire agreement was approximately $-0- and $145,200, respectively, of which the non-cash portion of the agreement was approximately $-0- and $115,200, respectively.

In November 2014, the Company executed a Public Relations Agreement with Global IR Group, Inc., for a one year term.  For its services, the Company issued Global IR 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the stock issued, the Company was recording a non-cash charge to earnings of $165,000 ratably through November 2015, the original ending date of the agreement.  For the three months ended March 31, 2016 and 2015, the charge to earnings was approximately $-0- and $41,300, respectively.

In July 2015, the Company executed a Public Relations Agreement with Financial Genetics, LLC, for a one year term.  For its services, the Company issued Financial Genetics 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $100,000 ratably through July 2016, the ending date of the agreement.  For the three months ended March 31, 2016 and 2015, the charge to earnings was $25,000 and $-0-, respectively.

In March 2016, the Company entered into an initial one (1) year agreement with Arrowroot Partners, LLC (“Arrowroot”), to assist in obtaining equity or debt financing for the Company.  The Company issued 15,460 shares of its unregistered common stock, valued at $15,000, to Arrowroot as a non-refundable restricted equity share retainer fee, which can be applied toward future financing fees in connection with any placements.  A cash fee of 8% of the gross proceeds and a warrant fee of 8% of the number of shares placed, in addition to preapproved expenses, will be paid to Arrowroot for its services if they are successful in obtaining debt or equity financing.

In late March 2016, the Company executed a two week preliminary public relations agreement with M & T Business Consultants, Inc., (“M&T”).  For the services rendered the Company issued M&T 50,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $43,000 ratably between March and April 2016, the ending date of the agreement.  For the three months ended March 31, 2016 and 2015, the charge to earnings was $33,786 and $-0-, respectively.

In March 2016, the Company issued a total of 4,652 shares of unregistered common stock, valued at a total of $4,000, to four independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $4,000 in the first quarter of 2016.

In all of the issuances contained in this Note 10, the value of stock issued was determined based on the trading price of the shares on the commitment date of the agreement and the warrants were valued using the Black Scholes valuation model as of the commitment date – for more details see Note 12.

Note 11.

Stock Options

The Company records share-based compensation expense for stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes valuation model.  The Company uses historical data among other factors to estimate the expected price volatility, the expected option term and the expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the option.

The Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock could have been issued.  No other shares can be issued from the 2004 Plan, and approximately 1,588,000 options are outstanding as of March 31, 2016.  All stock options granted were fully vested and expensed and therefore there no compensation expense was recorded related to the 2004 Plan for the three months ended March 31, 2016 and 2015.

The Company has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Non-director stock option agreements, unless otherwise stated in the agreement, are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years. The Company grants stock options to its directors as compensation for services performed.  All director options granted are for a period of ten years from the date of issuance, are pursuant to the 2010 Plan, and vest six (6) months from the issuance date.  The Company granted 20,000 new stock options to directors with an exercise price of $0.86 per share during the three months ended March 31, 2016.  Approximately 1,063,000 options are outstanding as of March 31, 2016.  Total compensation expense was $15,800 and $45,900 for the three months ended March 31, 2016 and 2015, respectively, for stock options issued under the 2010 Plan.

Note 12.

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

In January 2016, the Company issued 4,000 warrants in connection with the debt financing with JMJ Financial.  More details can be found in Note 3, Notes Payable.  Approximately 2,684,000 warrants are eligible for exercise at a weighted average exercise price of $1.06 per warrant, as of March 31, 2016.

Note 13.

Income Tax

For the three months ended March 31, 2016 and 2015, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 14.

Supplemental Disclosure of Cash Flows Information

The cash paid for interest during the three months ended March 31, 2016 and 2015 was $6,594 and $42,496, respectively.

During the three months ended March 31, 2016, the Company issued common stock with a fair value of $43,000 as part of a consulting contract.

During the three months ended March 31, 2015, the Company issued common stock with a fair value of $81,244 as part of a conversion of debentures.

Note 15.

Subsequent Events

In April 2016, the Company entered into an agreement with Tangiers Global, LLC (“Tangiers Global”), to issue a 10% Convertible Promissory Note (“Tangiers Global Note”) to us for $110,000 in cash, less $10,000 in original issue discount retained by Tangiers Global.  The Tangiers Global Note is for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the April 2016 effective date.  At any time Tangiers Global can elect to convert all or part of the debt into restricted shares of the Company‘s common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  The Company was also required to reserve 1,400,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.  The conversion feature of the Tangiers Global Note was determined to be a beneficial conversion feature and will be recorded as a debt discount at fair value of $73,000.  This debt discount will be amortized to interest expense ratably over the one year note term starting in the second quarter of 2016.

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

In May 2016, the Company agreed to a revised Promissory Note from N-Viro Energy Limited (“Ltd”) for $120,000, and concurrently advanced Ltd $65,000 cash for expenses in connection with its China project.  No other terms of the Promissory Note were changed, and the Promissory Note is in default as of the date of this filing.  More details can be found in Note 2, Notes Receivable.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This 10-Q contains statements that are forward-looking.  We caution that words used in this document such as “expects,” “anticipates,” “believes,” “may,” and “optimistic,” as well as similar words and expressions used herein, identify and refer to statements describing events that may or may not occur in the future.  These forward-looking statements and the matters to which they refer are subject to considerable uncertainty that may cause actual results to differ materially from the results described in those statements.  There are numerous factors that could cause actual results to be different than those anticipated or predicted by us, including:  (i) a deterioration in economic conditions in general;  (ii) a decrease in demand for our products or services in particular;  (iii) our loss of a key employee or employees;  (iv) regulatory changes, including changes in environmental regulations, that may have an adverse affect on the demand for our products or services;  (v) increases in our operating expenses resulting from increased costs of fuel, labor and/or consulting services; (vi) our inability to exploit existing or secure additional sources of revenues or capital to fund operations; (vii) a failure to collect upon or otherwise secure the benefits of existing contractual commitments with third parties, including our customers; and (viii) other factors and risks identified in this Form 10-Q, or, as filed in Form 10-K for the year ending December 31, 2015 under the caption "Risk Factors."  This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q; however, this list is not exhaustive and many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts.  Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will not be adverse and that the anticipated results will be achieved.  All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q.  In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

Total revenues were $198,000 for the quarter ended March 31, 2016 compared to $349,000 for the same period of 2015.  The net decrease in revenue is due primarily to decreases in service fees for the management of alkaline admixture and sludge processing revenue.  Our cost of revenues decreased to $221,000 in 2016 from $353,000 for the same period in 2015, and the gross profit margin decreased to negative 12% for the quarter ended March 31, 2016, from negative 1% for the same period in 2015.  This decrease in gross profit margin was primarily the result of the decrease in gross revenue.  Operating expenses decreased for the quarter ended March 31, 2016 over the comparative prior year period, and Nonoperating expense showed an increase from the first quarter of 2015 to 2016.  These changes collectively resulted in a net loss of $454,000 for the quarter ended March 31, 2016 compared to a net loss of $486,000 for the same period in 2015, a decrease in the loss of $32,000.

Comparison of Three Months Ended March 31, 2016 with Three Months Ended March 31, 2015

Our overall revenue decreased $151,000, or 43%, to $198,000 for the three months ended March 31, 2016 from $349,000 for the three months ended March 31, 2015.  The decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture decreased $105,000 from the same period ended in 2015;

b)  Our sludge processing revenue showed a decrease of $60,000 over the same period ended in 2015, and

c)  Our product revenue showed an increase of $15,000 from 2015.

Our gross profit decreased $20,000 to negative $23,000 for the three months ended March 31, 2016 from negative $4,000 for the three months ended March 31, 2015, and the gross profit margin decreased to negative 12% from negative 1% for the same periods.  The decrease in gross profit margin is primarily the result of the lower gross revenue.

Our operating expenses decreased $103,000, or 23%, to $344,000 for the three months ended March 31, 2016 from $447,000 for the three months ended March 31, 2015.  The decrease was primarily due to a decrease of $164,000 in consulting fees, $26,000 in directors’ compensation, $5,000 in legal and professional fees, partially offset by a $56,000 increase in bad debt expense, $21,000 in penalties and $15,000 increase in third party commissions and fees paid to obtain debt financing.  Of the net increase of $190,000 in consulting and director compensation costs, actual cash outlays in total for these groups decreased by $47,000 over the same period in 2015.

As a result of the foregoing factors, we recorded an operating loss of $368,000 for the three months ended March 31, 2016 compared to an operating loss of $451,000 for the three months ended March 31, 2015, a decrease in the loss of $83,000.

Our net nonoperating expense increased by $45,000 to net nonoperating expense of $81,000 for the three months ended March 31, 2016 from net nonoperating expense of $36,000 for the similar period in 2015.  The increase in net nonoperating expense was due entirely to an increase in interest expense.

We recorded a net loss of $454,000 for the three months ended March 31, 2016 compared to a net loss of $486,000 for the same period ended in 2015, a decrease in the loss of $32,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $283,000 for the three months ended March 31, 2016.  Similar non-cash expenses, cash out and debt repayments for the same period in 2015 resulted in an adjusted cash loss (non-GAAP) of $235,000, an increase in the adjusted cash loss (non-GAAP) of $48,000 for the three months ended March 31, 2016 versus the same period in 2015.

For the three months ended March 31, 2016 and 2015, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $2,254,000 at March 31, 2016, compared to a working capital deficit of $2,026,000 at December 31, 2015, resulting in a decrease in working capital of $228,000.  Current assets at March 31, 2016 included cash of $13,000, which is a decrease of $69,000 from December 31, 2015.  The net negative change of $228,000 in working capital from December 31, 2015 was primarily from a $165,000 increase in the change in short-term liabilities over assets, an increase of $47,000 in short-term convertible debt and a decrease of $16,000 in the short-term portion of deferred stock and warrant costs issued for consulting services.

In the three months ended March 31, 2016, our cash flow used by operating activities was $136,000, an increase of $109,000 over the same period in 2015.  The primary components of the increase from 2015 in cash flow used by operating activities was principally due to an increase of $121,000 in net current liabilities, a decrease in the net loss of $60,000, an increase in bad debt allowance of $56,000 and an increase in net amortization of convertible debt original issue discount costs of $15,000, offset by a decrease of $143,000 in stock and stock derivatives issued for fees and services.

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

In 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of March 31, 2016 the Note was past due and we are in default.  We expect to extend the Note in the near future and pay it in full in 2016, although there can be no assurance we will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  In September 2015, we received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note as well as defaulted payments under the related BGH capital lease, along with additional accrued interest and penalties.  At December 2015 and March 31, 2016, we accrued a total of $95,780 and $123,920, respectively, in estimated interest and penalties recorded in accrued interest and accounts payable.  We are in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

In June 2014, our wholly owned subsidiary, Mulberry Processing, LLC, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC.  The lease term is for five years with a monthly payment of $10,000.  At March 31, 2016 and December 31, 2015 we were in default of our payments.  The total minimum rental commitment for each of the years 2016 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease has been determined to be a capital lease, and a liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.  In September 2015, we received a demand letter from counsel for the lessor declaring a default under the lease for our operating facility.  Counsel demanded payment of several months of accrued rent in arrears under the lease, together with penalties.  We are in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

In 2012 we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  In 2013 we received a Notice of Default from Central States, and in 2014 we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, we are not in compliance with the new settlement agreement, as the remaining two payments of $10,000 as well as the balloon payment are overdue.  In an event of default, we become liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement, which totals $413,639 at March 31, 2016.

In 2009 we approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures were issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  As of June 30, 2013, we held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  During 2015, two of our debenture holders converted their respective debt to restricted shares of our common stock, reducing the amount of Debentures that remain outstanding and in default at March 31, 2016 to $365,000.  We continue to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  We have not made the interest payments due in October 2015, January 2016 and April 2016.  We expect to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

In October 2015, we financed our directors and officers insurance and borrowed $30,100 over 10 months at 9% interest, monthly payments of $3,136 and unsecured.  The amount owed on this note as of March 31, 2016 was approximately $18,300.

In December 2015, we entered into an agreement with JSJ Investments, Inc. (“JSJ”) to issue a convertible promissory note (“JSJ Note”) to us for $125,000 in cash, less $10,000 in fees paid in debt issuance costs to a third party.  The JSJ Note is for a term of nine (9) month, an interest rate of 10%, and a $4,000 original issue discount fee on actual payments made.  JSJ can elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.43 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  We are also required to reserve 1,250,000 authorized but unissued shares of our common stock, per an irrevocable letter to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In January 2016, we entered into an agreement with JMJ Financial (“JMJ”), to issue a Convertible Promissory Note (“JMJ Note”) to us for $500,000, with an initial loan of $100,000 in cash, less $6,950 in debt issuance costs paid to Craft Capital Management, LLC (“Craft”).  Craft also received 4,000 stock warrants, valued at $3,000, to purchase our common stock at an exercise price of $1.00 per share.  The JMJ Note is for a term of two (2) years, an interest rate of 12% if not paid within the first 90 days, and a 10% original issue discount fee on actual payments made.  After 180 days from the agreement date, JMJ can elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.77 or a 40% discount to the lowest trading price during the previous twenty-five (25) trading days to the date of the conversion notice.  We were also required to reserve 2,500,000 authorized but unissued shares of our common stock, per an irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

In March 2016, we entered into an agreement with Tangiers Investment Group, LLC (“Tangiers”), to issue a 10% Convertible Promissory Note (“Tangiers Note”) to us for $58,500 in cash, less $8,500 in original issue discount retained by Tangiers for due diligence and legal expenses.  The Tangiers Note is for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the March 2016 effective date.  At any time Tangiers can elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  We were also required to reserve 700,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(a)(2) as a transaction by an issuer not involving a public offering.

For the remainder of 2016 we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity and convertible debt issuances, and exercises of outstanding warrants and options, and by focusing on existing and expected new sources of revenue, especially from our new processing facility in Bradley, Florida.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for the company.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Moreover, while we expect to arrange for financing with lending institutions, there can be no assurances that we will have the ability to do so.  We have borrowed money from third parties and related parties and expect to be able to generate future cash from the exercises of common stock options and warrants, new debt and equity issuances.  We have substantially slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2014 and 2015, we issued new equity for total cash realized of approximately $1.3 million.  In 2013, 2014 and again in 2015, we modified all outstanding warrants to enhance their exercisability and realized a total of $246,000 in exercises in 2013 and 2014.  In October 2015, we extended the expiration date of all outstanding warrants for exactly one year.  Beginning in March 2014, our operations in Volusia County, Florida, which at the time now represented substantially all revenue, were voluntarily delayed while we employed additional personnel and moved assets to our new site in Bradley, Florida.  While operations resumed in Bradley in June 2014, this reduction in revenue has materially reduced available cash to fund current or prior expenses incurred, and has remained at this lower level or decreased over subsequent periods to date.

For our financial statements for the year ended December 31, 2015, we received an unqualified audit report from our independent registered public accounting firm that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern.  As discussed in Note 1 to the condensed consolidated financial statements, our recurring losses, negative cash flow from operations and net working capital deficiency raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

At March 31, 2016, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2015.  There were no material changes to these critical accounting policies during the three months ended March 31, 2016.

Recently Issued Accounting Standards

Recent accounting pronouncements are described in Note 6 to the accompanying condensed consolidated financial statements.

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

Changes on Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal proceedings

In December 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a $405,000 withdrawal liability from an ERISA multi-employer plan.  In September 2014, we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Certain of the settlement payments due under the settlement are delinquent, and as of March 31, 2016, we owed approximately $408,000, including estimated default fees.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

As of the date of this filing, we are in default on $365,000 of Convertible Debentures.  Additional information is available in Note 3, “Notes Payable, in Default” of these Notes to Condensed Consolidated Financial Statements.

We are also in default on a $200,000 Note Payable to David and Edna Kasmoch.  Additional information is available in Note 3, “Notes Payable, in Default” of these Notes to Condensed Consolidated Financial Statements.

We are also in default on a $408,000 Note Payable to Central States Southeast and Southwest Areas Pension Fund.  Additional information is available in Note 3, “Notes Payable, in Default” of these Notes to Condensed Consolidated Financial Statements.

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

      May 23, 2016

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      May 23, 2016

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