Form 10-Q
period 2016-06-30
N-VIRO INTERNATIONAL CORP
filed 2016-08-22
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, 9,723,018 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements (Unaudited)

3

Condensed Consolidated Statements of Operations  –

Six Months and Three Months Ended June 30, 2016 and 2015

  3

Condensed Consolidated Balance Sheets – June 30, 2016 and December 31, 2015

4

Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2016 and 2015

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis or Plan of Operation

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.

Controls and Procedures

28

PART II - OTHER INFORMATION

28

Item 1.

Legal proceedings

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults Upon Senior Securities

30

Item 4.

(Removed and Reserved)

30

Item 5.

Other Information

31

Item 6.

Exhibits

31

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations – Six Months and Three Months Ended June 30, 2016 and 2015

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30
	2016	2015	2016	2015

REVENUES	$ 51,368	$ 325,720	$ 249,008	$ 674,639

COST OF REVENUES	171,627	291,745	392,735	644,385

GROSS INCOME (LOSS)	(120,259)	33,975	(143,727)	30,254

OPERATING EXPENSES
Selling, general and administrative	354,191	543,208	698,510	990,702
Gain on disposal of assets	(23,051)	-	(23,051)	-
Total Operating Expenses	331,140	543,208	675,459	990,702

OPERATING LOSS	(451,399)	(509,233)	(819,186)	(960,448)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	107,870	-	107,870	-
Interest income	1,212	42	1,739	85
Interest expense	(359,183)	(33,349)	(446,442)	(68,866)
Total Other Income (Expense)	(250,101)	(33,307)	(336,833)	(68,781)

LOSS BEFORE INCOME TAXES	(701,500)	(542,540)	(1,156,019)	(1,029,229)

Federal and state income taxes	-	-	-	-

NET LOSS	($ 701,500)	($ 542,540)	($ 1,156,019)	($ 1,029,229)

Basic and diluted loss per share	($ 0.08)	($ 0.06)	($ 0.13)	($ 0.12)

Weighted average common shares outstanding - basic and diluted	9,084,496	8,621,747	9,002,405	8,424,591

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2016 and December 31, 2015

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 107,785	$ 82,201
Trade receivables, net of allowance for doubtful accounts of
of $900 at June 30, 2016 and $1,300 at December 31, 2015	16,195	80,823
Prepaid expenses and other assets	107,829	72,739
Deferred costs - stock and warrants issued for services	341,691	54,167
Total current assets	573,500	289,930

PROPERTY AND EQUIPMENT, NET	414,596	492,976

DEPOSITS	14,687	20,027

TOTAL ASSETS	$ 1,002,783	$ 802,933

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ 51,460	$ 39,012
Short-term convertible notes, net of discount	27,625	34,193
Current maturity of capital lease liability, in default	176,615	133,436
Notes payable - related parties, in default	200,000	200,000
Convertible debentures, in default	365,000	365,000
Pension plan withdrawal liability - current, in default	417,842	408,031
Accounts payable	830,088	817,018
Accrued liabilities	371,873	319,625
Total current liabilities	2,440,503	2,316,315

Capital lease liability - long-term, less current maturities, in default	198,821	242,000
Convertible note - long-term, net of discount	42,080	-

Total liabilities	2,681,404	2,558,315

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2016 and 2015	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 9,481,826 in 2016 and 8,911,714 in 2015	94,818	89,117
Additional paid-in capital	34,765,341	33,538,262
Accumulated deficit	(36,527,689)	(35,371,670)
	(1,667,530)	(1,744,291)
Less treasury stock, at cost; 2,000 shares in 2016 and 2015	11,091	11,091
Total stockholders' deficit	(1,678,621)	(1,755,382)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,002,783	$ 802,933

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2016 and 2015

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
	2016	2015
NET CASH USED IN OPERATING ACTIVITIES	($ 457,740)	($ 501,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	42,483	45,608
Increases to restricted cash	-	65,529
Purchases of property and equipment	-	(27,437)
Loans made to related party	(120,000)	-
Net cash provided by (used in) investing activities	(77,517)	83,700

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debt issued, net of original issue discount	736,550	-
Private placements of stock, net of issuance costs	99,945	533,365
Borrowings on long-term debt	52,362	53,629
Proceeds from stock options exercised, net of issuance costs	-	1,982
Principal payments on Notes Payable - related party	-	(38,414)
Principal payments on long-term obligations	(34,516)	(87,729)
Principal payments on convertible debt	(293,500)	-
Net cash provided by financing activities	560,841	462,833

NET INCREASE IN CASH & CASH EQUIVALENTS	25,584	45,440

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82,201	81,854

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 107,785	$ 127,294

See Note 15 for supplemental disclosure of cash flows information

See Notes to Unaudited Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the six months and three months ended June 30, 2016 may not be indicative of the results of operations for the year ending December 31, 2016.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2015.

The financial statements are consolidated as of June 30, 2016, December 31, 2015 and June 30, 2015 for the Company.  All intercompany transactions were eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $1,867,000 at June 30, 2016, and has incurred recurring losses and negative cash flow from operations for the six months ended June 30, 2016 and years ended December 31, 2015 and 2014.  Moreover, while the Company expects to arrange for financing with lending institutions, there can be no assurances that the Company will have the ability to do so.  The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercises of common stock options and warrants, new debt and equity issuances.  The Company has substantially slowed payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2014, 2015 and early 2016, the Company issued new equity for total cash realized of approximately $1.4 million.  In 2013, 2014 and again in 2015, the Company modified all outstanding warrants to enhance their exercisability and realized a total of $246,000 in exercises in 2013 and 2014.  In October 2015, the Company extended the expiration date of all outstanding warrants for exactly one year.  Beginning in March 2014, our operations in Volusia County, Florida, which at the time represented substantially all of our revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to its new site in Bradley, Florida.  When operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund current or prior expenses incurred, and has remained at this lower level or decreased over subsequent periods to date.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain amounts in the Condensed Consolidated Balance Sheets at December 31, 2015 have been reclassified to conform to the current period presentation.

Note 2.

Notes Receivable

In January 2016, the Company entered into a Promissory Note (the “Note Receivable”) for $100,000 with N-Viro Energy Limited (“Ltd”), a related party, and concurrently advanced Ltd $55,000 of cash for expenses in connection with its China project.  The Note Receivable was due on April 15, 2016 at a stated interest rate of 5% per annum.  In May 2016, the Company agreed to a revised Note Receivable for $120,000, and concurrently advanced Ltd $65,000 of cash for expenses in connection with its China project.  No other terms of the Note Receivable were changed, and the Note Receivable is in default as of the date of this filing.  The entire balance of principal and related accrued interest receivable has been fully reserved, as collectability is deemed doubtful, and a charge to earnings has been recorded at June 30, 2016.

Note 3.

Notes Payable

In 2011 the Company borrowed $200,000 with a Promissory Note (“the Note”) payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of June 30, 2016 the Note was past due and the Company is in default.  The Company expects to extend the Note in the near future and pay it in full in 2016, although there can be no assurance the Company will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  In September 2015, the Company received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note as well as defaulted payments under the related BGH capital lease discussed in Note 4, along with additional accrued interest and penalties.  At June 30, 2016 and December 31, 2015 the Company accrued a total of $154,340 and $95,780, respectively, in estimated interest and penalties, recorded in accrued interest and accounts payable.  The Company is in negotiations with counsel and David and Edna Kasmoch to resolve this default, although there can be no assurance these negotiations will be successful.

In 2012 the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  In December 2013, the Company received a Notice of Default from Central States, and in September 2014 the Company agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, the Company is not in compliance with the new settlement agreement, as the remaining two payments of $10,000 as well as the balloon payment are overdue.  In an event of default, the Company becomes liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement.  The amount owed under this agreement was $417,842 as of June 30, 2016 and $408,031 as of December 31, 2015, respectively.

In 2009 the Company approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures were issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  As of June 30, 2013, the Company held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  During 2015, two of the Company’s debenture holders converted their respective debt to restricted shares of the Company’s common stock, reducing the amount of Debentures that remain outstanding and in default at June 30, 2016 to $365,000.  The Company continues to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  The Company has not made the interest payments due in October 2015 or those due in January, April and July of 2016.  The Company expects to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

In October 2015, the Company financed its directors and officers insurance and borrowed $30,100 over 10 months at 9% interest, with monthly payments of $3,136 and the note is unsecured.  The amount owed on this note as of June 30, 2016 was $9,337.

In December 2015, the Company entered into an agreement with JSJ Investments, Inc. (“JSJ”) to issue a convertible promissory note (“JSJ Note”) to the Company for $125,000 in cash, less $10,000 in fees paid in debt issuance costs to a third party.  The JSJ Note was for a term of nine (9) month, an interest rate of 10%, and a $4,000 original issue discount fee on actual payments made.  JSJ could elect to convert all or part of the debt into restricted shares of the Company’s common stock for a price equaling the lesser of $0.43 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  The Company was also required to reserve 1,250,000 authorized but unissued shares of its common stock, per an irrevocable letter to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  The conversion feature of the JSJ Note was determined to be a beneficial conversion feature and was recorded as a debt discount at a fair value of $83,000 at the time of issuance, and was subsequently amortized to interest expense ratably over the term outstanding.  As a result of the June 2016 convertible note issued to JMJ Financial, explained later in this Note 3, the JSJ Note was retired in late June 2016 for a total payment of approximately $190,300, including accrued interest and $62,500 in an early prepayment premium.

In January 2016, the Company entered into an agreement with JMJ Financial (“JMJ”), to issue a Convertible Promissory Note (“JMJ Note”) to the Company for $500,000, with an initial loan of $100,000 in cash, less $6,950 in debt issuance costs paid to Craft Capital Management, LLC (“Craft”).  Craft also received 4,000 stock warrants, valued at $3,000, to purchase unregistered common stock of the Company at an exercise price of $1.00 per share.  The JMJ Note is for a term of two (2) years, an interest rate of 12% if not paid within the first 90 days, and a 10% original issue discount fee on actual payments made.  After 180 days from the agreement date, JMJ can elect to convert all or part of the debt into restricted shares of the Company’s common stock for a price equaling the lesser of $0.77 or a 40% discount to the lowest trading price during the previous twenty-five (25) trading days to the date of the conversion notice.  The Company was also required to reserve 2,500,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  The conversion feature of the JMJ Note was determined to be a beneficial conversion feature and was recorded as a debt discount at fair value of $67,000.  This debt discount is being amortized to interest expense ratably over the two year note term.  The total amount owed on the JMJ Note was $100,000 and the gross discount was $57,920, including net debt issuance costs of $7,670, as of June 30, 2016.  The carrying amount on the JMJ Note was $42,080 as of June 30, 2016, and is classified as long-term debt on the balance sheet.

In March 2016, the Company entered into an agreement with Tangiers Investment Group, LLC (“Tangiers”), to issue a 10% Convertible Promissory Note (“Tangiers Note”) to the Company for $58,500 in cash, less $8,500 in original issue discount retained by Tangiers for due diligence and legal expenses.  The Tangiers Note was for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the March 2016 effective date.  At any time Tangiers could elect to convert all or part of the debt into restricted shares of the Company‘s common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  The Company was also required to reserve 700,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  The conversion feature of the Tangiers Note was determined to be a beneficial conversion feature, and was recorded as a debt discount at fair value of $39,000 at the time of issuance and subsequently amortized to interest expense ratably over the term outstanding.  As a result of the June 2016 convertible note issued to JMJ Financial, explained later in this Note 3, the Tangiers Note was retired in late June 2016 for a total payment of $81,900, including accrued interest and approximately $17,600 in an early prepayment premium.

In April 2016, the Company entered into an agreement with Tangiers Global, LLC (“Tangiers Global”), to issue a 10% Convertible Promissory Note (“Tangiers Global Note”) to the Company for $110,000 in cash, less $10,000 in original issue discount retained by Tangiers Global.  The Tangiers Global Note was for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the April 2016 effective date.  At any time Tangiers Global could elect to convert all or part of the debt into restricted shares of the Company‘s common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  The Company was also required to reserve 1,400,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  The conversion feature of the Tangiers Global Note was determined to be a beneficial conversion feature, and was recorded as a debt discount at a fair value of $73,000 and subsequently amortized to interest expense ratably over the term outstanding.  As a result of the June 2016 convertible note issued to JMJ Financial, explained later in this Note 3, the Tangiers Global Note was retired in late June 2016 for a total payment of $121,000, including a $11,000 early prepayment premium.

In June 2016, the Company entered into a second agreement with JMJ Financial (“JMJ”), to issue a convertible promissory note to JMJ (“JMJ Note #2”)  in the principal amount of $585,000 in cash, less $60,000 in original issue discount retained by JMJ, less $31,500 in debt issuance costs paid to Craft Capital Management LLC.  Craft also received 21,000 stock warrants, valued at $19,900, to purchase unregistered common stock of the Company at a purchase price of $1.00 per share.  The JMJ Note #2 is due and payable on June 13, 2017 and is convertible at the lesser of $0.90 or 75% of the lowest trade price in the 25 trading days previous to the conversion date.  The JMJ Note #2 is convertible at the sole option of JMJ.  The Company has the right to repay up to 98% of the JMJ Note #2 after the effective date in an amount equal to 120% of the sum of the principal sum being repaid plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum or, alternatively, at any time on or before 180 days after the issuance date of the JMJ Note #2 to pay an amount equal to 140% of the sum of the principal sum being repaid, plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due of such principal sum.  After 180 days after the issuance date of the JMJ Note #2, the Company may not prepay the note prior to the maturity date without the approval of JMJ.  JMJ has the right in its sole discretion to require the Company to repurchase the JMJ Note #2 from JMJ at any time after the issuance date in an amount equal to 125% of the sum of the principal sum plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum.  The Company was required to reserve 8,000,000 shares of common stock for potential conversion of the JMJ Note #2.  The Company also agreed to file an S-1 Registration Statement (“S-1”) to register the resale of the shares of common stock issuable upon conversion of the JMJ Note #2 as well as the resale of 455,000 warrants issued to JMJ in connection with this transaction.  The S-1 is required to include 5,000,000 shares of common stock for potential resale of the securities issuable upon conversion of the JMJ Note #2 and exercise of the warrants.  The Registration Rights Agreement provides for a $50,000 penalty in the event the S-1 is not filed with the SEC on or before August 1, 2016 and a $25,000 penalty if the S-1 is not declared effective within 90 days of June 13, 2016.  Exemption from registration is claimed under Section 4(2) of the Securities Act as transaction by an issuer not involving a public offering.  The Company filed the S-1 on July 25, 2016, thus avoiding the $50,000 penalty, and as of the date of this filing the S-1 has not yet been declared effective.  The conversion feature and attached warrants of the JMJ Note #2 were valued and determined to be beneficial.  The fair value of the beneficial conversion feature and warrants were recorded asa debt discount at their relative fair values totalling $473,600.  This debt discount is being amortized to interest expense ratably over the one year note term.  The total amount owed on the JMJ Note #2 was $585,000 and the gross discount was $557,375, including an original issue discount of $57,167 and net debt issuance costs of $48,973, as of June 30, 2016.  The carrying amount on the JMJ Note #2 was $27,625 as of June 30, 2016, and is classified as short-term debt on the balance sheet.

As of June 30, 2016, both of the outstanding convertible notes to JMJ Financial (collectively, “the JMJ Notes”) have no floor price but provide that unless otherwise agreed to in writing by the Company and JMJ, at no time will JMJ convert any amount of the JMJ Notes into common stock that would result in the investor owning more than 4.99% of the Company’s outstanding common stock.  The Company has filed a Form S-1 Registration Statement to register 5,000,000 shares of common stock for resale, which includes 455,000 shares issuable upon exercise of warrants and up to 4,545,000 shares of common stock issuable upon conversion of the JMJ Notes in the aggregate principal amount of $685,000.  As of the filing date of this Form 10-Q, said Registration Statement has not been declared effective by the Securities and Exchange Commission.

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

Depreciation on assets under capital leases charged to expense for both the six and three months ended June 30, 2016 and 2015 was $42,014 and $21,007, respectively, recorded as cost of sales.  Interest charged related to capital lease liabilities for the six months ended June 30, 2016 and 2015 was $22,800 and $27,952, respectively, and for the three months ended June 30, 2016 and 2015 was $11,054 and $13,677, respectively, recorded as interest expense.  At both June 30, 2016 and December 31, 2015, the Company was delinquent in its payments and in default of its lease agreement however there is no acceleration provision in the lease agreement.  The total lease liability at both June 30, 2016 and December 31, 2015 was $375,436.

Note 5.

Commitments and Contingencies

Effective July 17, 2016, the Company entered into an Employment Agreement (the “Agreement”) with Timothy R. Kasmoch to serve as the Company’s President and Chief Executive Officer commencing July 17, 2016.  The Agreement is for a three-year term and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term.  The Agreement provides that Mr. Kasmoch is to receive an annual base salary of $150,000, subject to annual increase at the discretion of the Board of Directors of the Company.  In addition, Mr. Kasmoch is eligible for an annual cash bonus in an amount to be determined, a vehicle allowance, and otherwise subject to the discretion of, the Board of Directors.  Under the Agreement, this determination is to be based upon the Board of Directors review of Mr. Kasmoch's performance.  The Agreement also provides for annual stock option grants to Mr. Kasmoch.  The Employment Agreement permits Mr. Kasmoch to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.  In the event the Company terminates his Employment Agreement without cause, Mr. Kasmoch is entitled to receive his base salary for the period between the termination date and the natural expiration of his Employment Agreement or any extension thereof. Employee shall also have the right to exercise all options that have vested through and including the termination date.  Additional information about the Agreement is available as Exhibit 10.7 in the Form S-1 filed on July 25, 2016.

Effective July 17, 2016, the Company entered into an Employment Agreement (the “Agreement”) with Robert W. Bohmer to serve as the Company’s Executive Vice President and General Counsel commencing July 17, 2016.  The Agreement is for a three-year term and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term.  The Agreement provides that Mr. Bohmer is to receive an annual base salary of $57,200, subject to annual increase at the discretion of the Board of Directors of the Company.  In addition, Mr. Bohmer is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of, the Board of Directors.  Under the Agreement, this determination is to be based upon the President/Chief Executive Officer’s and Board of Directors review of Mr. Bohmer's performance.  The Agreement also provides for annual stock option grants to Mr. Bohmer.  The Employment Agreement permits Mr. Bohmer to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.  In the event the Company terminates his Employment Agreement without cause, Mr. Bohmer is entitled to receive his base salary for the period between the termination date and the natural expiration of his Employment Agreement or any extension thereof.  Employee shall also have the right to exercise all options that have vested through and including the termination date.  Additional information about the Agreement is available as Exhibit 10.8 in the Form S-1 filed on July 25, 2016.

Effective July 17, 2016, the Company entered into an Employment Agreement (the “Agreement”) with James K. McHugh to serve as the Company’s Chief Financial Officer, Secretary and Treasurer commencing July 17, 2016.  The Agreement is for a three-year term and provides for automatic renewal of successive one-year terms unless notice is provided ninety (90) days prior to the expiration of the then current term.  The Agreement provides that Mr. McHugh is to receive an annual base salary of $125,000, subject to annual increase at the discretion of the Board of Directors of the Company.  In addition, Mr. McHugh is eligible for an annual cash bonus in an amount to be determined, and otherwise subject to the discretion of, the Board of Directors.  Under the Agreement, this determination is to be based upon the President/Chief Executive Officer’s and Board of Directors review of Mr. McHugh's performance.  The Agreement also provides for annual stock option grants to Mr. McHugh.  The Employment Agreement permits Mr. McHugh to terminate his employment in the event of a change of control or certain enumerated material breaches thereof by the Company.  In the event the Company terminates his Employment Agreement without cause, Mr. McHugh is entitled to receive his base salary for the period between the termination date and the natural expiration of his Employment Agreement or any extension thereof.  Employee shall also have the right to exercise all options that have vested through and including the termination date.  Additional information about the Agreement is available as Exhibit 10.9 in the Form S-1 filed on July 25, 2016.

As of June 30, 2016, the Company has accrued a liability of approximately $182,000 to reflect the total amount of salary and related payroll taxes voluntarily deferred by its three executive officers since February 2012 under their 2010 employment agreements, as amended, as well as approximately $82,000 in undeferred salary and related payroll taxes, for a combined total of approximately $264,000 in unpaid salaries and related payroll taxes.  Additional information about the 2010 employment agreements and any subsequent amendments for the officers is available in Item 11 Executive Compensation of the Form 10-K filed on April 14, 2016.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd.  The total minimum rental commitment for the year 2016 is $40,764.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2016 and 2015 is approximately $20,400 and $10,200, respectively.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2016 and 2015 is $6,000 and $3,000, respectively.

For each of the six months and three months ended June 30, 2016 and 2015, the Company paid a total of $13,200 and $6,600, respectively, recorded as rent in selling, general and administrative expense, on behalf of the Chief Executive Officer.  No future commitment exists as the residential building lease is not in the Company’s name, however the Company expects to pay $8,800 for the remainder of 2016 through the lease term maturing October 31, 2016.

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC, for a five year lease term beginning June 1, 2014 and a monthly payment of $10,000.  More details can be found in Note 4 Capital Lease, in default.

In September 2014, the Company entered into an operating lease with Caterpillar Financial for operating equipment at its Bradley, Florida location.  The lease term is for three years beginning October 2014 and a monthly payment of $3,155.  The total minimum rental commitment for the year ending December 31, 2016 is $37,900 and for the year ending December 31, 2017 is $28,400.  The total rental expense included in the statements of operations for each of the six months and three months ended June 30, 2016 and 2015 is $18,930 and $9,465, respectively.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides for a single five-step model to be applied to all revenue contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Entities can use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017.  In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 as amendments to ASU 2014-09 to clarify the implementation guidance for: 1) principal versus agent considerations, 2) identifying performance obligations, 3) the accounting for licenses of intellectual property, and 4) narrow scope improvements on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition.  The Company is currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

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

Note 8.

Revenue and Major Customers

For the six months ended June 30, 2016 and 2015, the Company’s largest customer accounted for approximately 43% and 34% of our revenues, respectively, and approximately 24% for each of the three months ended June 30, 2016 and 2015.  For the six months ended June 30, 2016 and 2015, the top three customers accounted summarily for approximately 84% and 80%, respectively, and 55% and 65% for the three months ended June 30, 2016 and 2015, respectively, of the Company’s revenues.  The accounts receivable balance due (which are unsecured) for these three customers at June 30, 2016 was approximately $7,800, or 52% of the accounts receivable balance.  The Company’s sludge processing agreement with Altamonte Springs, which was its largest customer in 2014, it’s second largest in 2015 and its largest in both the first quarter and year to date 2016 revenue, was not renewed effective April 2016 and therefore did not contribute any revenue during the second quarter.  The Company’s failure to renew that agreement had a material adverse effect on its business, financial conditions and results of operations.  Beginning in March 2014, the Company’s operations in Florida were voluntarily delayed for a short time while the Company moved assets and personnel to a new site in Bradley, Florida.  While operations subsequently resumed, this reduction in revenue has materially reduced available cash to fund current or prior expenses incurred, remained at this lower level and then further decreased over subsequent periods to date.  Total revenue for the second quarter of 2016 was approximately $51,000, an 84% decrease from the same period in 2015 and a 74% decrease from the first quarter of 2016.

A substantial portion of the Company's revenue is derived from services provided under contracts and agreements with existing licensees.  Some of these contracts provide for termination of the contract by the customer after giving relatively short notice.  In addition, some of these contracts contain liquidated damages clauses, which may or may not be enforceable in the event of early termination of the contracts.  If one or more of these contracts are terminated prior to the expiration of its term, and the Company is not able to replace revenues from the terminated contract or receive liquidated damages pursuant to the terms of the contract, the lost revenue could have a material and adverse effect on its business and financial condition.

Note 9.

Basic and diluted loss per share

Basic and diluted loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the six months and three months ended June 30, 2016 and 2015 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 10.

Common Stock

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to Strategic Asset Management, Inc., to extend the period through December 2015 of services performed in connection with a December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company recorded a non-cash charge to earnings of $421,300 ratably from 2013 to 2015.  For the six months ended June 30, 2016 and 2015, the charge to earnings was approximately $-0- and $125,200, respectively.  For the three months ended June 30, 2016 and 2015, the charge to earnings was approximately $-0- and $91,100, respectively.

In September 2014, the Company executed a Financial Public Relations Agreement with Dynasty Wealth, Inc., for a one year term.  For its services, the Company issued Dynasty Wealth 350,000 warrants to purchase the Company's unregistered common stock at an exercise price of $1.50 per share, and $10,000 per month, to be paid in either cash or shares of the Company’s unregistered common stock at the Company’s discretion.  To reflect the entire value of the warrants issued, the Company recorded a non-cash charge to earnings of $460,700 ratably through September 14, 2015, the ending date of the agreement.  For the six months ended June 30, 2016 and 2015 the charge to earnings for the entire agreement was approximately $-0- and $290,400, respectively, of which the non-cash portion of the agreement was approximately $-0- and $230,400, respectively.  For the three months ended June 30, 2016 and 2015 the charge to earnings for the entire agreement was approximately $-0- and $145,200, respectively, of which the non-cash portion of the agreement was approximately $-0- and $115,200, respectively.  In the third quarter of 2015, the Company notified Dynasty that it was not renewing its contract.

In November 2014, the Company executed a Public Relations Agreement with Global IR Group, Inc., for a one year term.  For its services, the Company issued Global IR 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the stock issued, the Company was recording a non-cash charge to earnings of $165,000 ratably through November 2015, the original ending date of the agreement.  For the six months ended June 30, 2016 and 2015, the charge to earnings was approximately $-0- and $146,200, respectively.  For the three months ended June 30, 2016 and 2015, the charge to earnings was approximately $-0- and $105,000, respectively.  In the third quarter of 2015, the Company notified Global IR that it was not renewing its contract.

In July 2015, the Company executed a Public Relations Agreement with Financial Genetics, LLC, for a one year term.  For its services, the Company issued Financial Genetics 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $100,000 ratably through July 2016, the ending date of the agreement.  For the six months ended June 30, 2016 and 2015, the charge to earnings was $50,000 and $-0-, respectively.  For the three months ended June 30, 2016 and 2015, the charge to earnings was $25,000 and $-0-, respectively.

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

In late March 2016, the Company executed a two week preliminary public relations agreement with M & T Business Consultants, Inc., (“M&T”).  For the services rendered the Company issued M&T 50,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $43,000 ratably between March and April 2016, the ending date of the agreement.  For the six months ended June 30, 2016 and 2015, the charge to earnings was $43,000 and $-0-, respectively.  For the three months ended June 30, 2016 and 2015, the charge to earnings was $9,214 and $-0-, respectively.

In March 2016, the Company issued a total of 4,652 shares of unregistered common stock, valued at a total of $4,000, to four independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $4,000 in the first quarter of 2016.

In April 2016, the Company entered into a share purchase agreement with a Purchaser pursuant to which the Company sold 100,000 shares of its common stock (the “Shares”) to the Purchaser for a total of $100,000, or a purchase price of $1.00 per share, and 50,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All the shares issued were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.

In June 2016, the Company executed a four month financial and investor relations agreement with Triumph Investor Relations, Inc., (“Triumph”).  For the services rendered the Company issued Triumph 75,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $72,750 ratably between June and September 2016, the ending date of the agreement.  For the three months ended June 30, 2016 and 2015, the charge to earnings was $18,188 and $-0-, respectively.

In late June 2016, the Company executed a three month public relations agreement with M & T Business Consultants, Inc., (“M&T”).  For the services rendered the Company issued M&T 325,000 shares of the Company’s unregistered common stock, and $91,667 per month, to be paid in either cash or shares of the Company’s unregistered common stock, with the type of payment to be agreed upon between M&T and the Company.  To reflect the entire value of the Agreement, the Company is recording a charge to earnings of $567,500 ratably between June and September 2016, the ending date of the agreement, with the non-cash portion of the agreement valued at $292,500.  For the both the six months and three months ended June 30, 2016 and 2015 the charge to earnings for the entire agreement was $18,705 and $-0-, respectively, of which the non-cash portion of the agreement was $9,538 and $-0-, respectively.

In all of the issuances contained in this Note 10, the value of stock issued was determined based on the trading price of the shares on the commitment date of the agreement and any warrants issued were valued using the Black Scholes valuation model as of the commitment date – for more details see Note 12.

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

The Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock could have been issued.  No other shares can be issued from the 2004 Plan, and approximately 1,588,000 options are outstanding as of June 30, 2016.  All stock options granted were fully vested and expensed and therefore there no compensation expense was recorded related to the 2004 Plan for each of the six or three months ended June 30, 2016 and 2015.

The Company has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Non-director stock option agreements, unless otherwise stated in the agreement, are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years.  The Company grants stock options to its independent directors as compensation for services performed, currently for board and committee meetings attended.  All director options granted are for a period of ten years from the date of issuance and vest six (6) months from the issuance date.  The Company granted a total of 36,000 new stock options to directors with exercise prices ranging from $0.77 to $0.92 per share during the six months ended June 30, 2016.  Total compensation expense was $30,100 and $67,300 for the six months ended June 30, 2016 and

2015, respectively, and $14,300 and $21,500 for the three months ended June 30, 2016 and 2015, respectively.  Approximately 1,079,000 options are outstanding as of June 30, 2016.

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

In April 2016, the Company issued 50,000 warrants in connection with a share purchase agreement for the sale of 100,000 shares of the Company’s stock.  More details can be found in Note 10, Common Stock.

In June 2016, the Company issued a total of 476,000 warrants to two parties in connection with the debt financing with JMJ Financial.  More details can be found in Note 3, Notes Payable.

Approximately 3,210,000 warrants are eligible for exercise at a weighted average exercise price of $1.04 per warrant, as of June 30, 2016.

Note 13.

Income Tax

For both the six and three months ended June 30, 2016 and 2015, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 14.

Gain on extinguishment of liabilities

The Gain on extinguishment of liabilities of $107,870 in the Condensed Consolidated Statements of Operations for both the six and three months ended June 30, 2016 was from the settlement of a liability due the County of Volusia, Florida (the “County”), the Company’s landlord before relocating to its present location in Bradley, Florida, which was approved by the County in April 2016.  For a full and total release of its legal and financial obligations to the County, it agreed to a total payment of $25,000 to be paid in five (5) installments of $5,000 from May through September 2016.  The Company is at present current in its payment obligation to the County.

Note 15.

Supplemental Disclosure of Cash Flows Information

The cash paid for interest during the six months ended June 30, 2016 and 2015 was $107,509 and $61,471, respectively.

During the six months ended June 30, 2016, the Company issued common stock with a fair value of $292,500 as part of a consulting contract.

During the six months ended June 30, 2016, the Company issued common stock with a fair value of $72,750 as part of a consulting contract.

During the six months ended June 30, 2016, the Company issued common stock with a fair value of $43,000 as part of a consulting contract.

During the six months ended June 30, 2016, the Company issued common stock with a fair value of $15,000 as part of a convertible debt agreement.

During the six months ended June 30, 2015, the Company issued common stock with a fair value of $91,260 as part of a conversion of debentures.

During the six months ended June 30, 2015, the Company issued common stock with a fair value of $54,107 for the payment of accrued rent.

Note 16.

Subsequent Events

In July 2016, the Company issued a total of 3,192 shares of unregistered common stock, valued at a total of $3,000, to three independent directors in lieu of cash owed for a board meeting attended, and the Company expects to record a charge to earnings totaling $3,000 in the third quarter of 2016.

On July 25, 2016, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission.  See Note 3 Notes Payable for further details on the Form S-1 Registration Statement filed subsequent to and in conjunction with the convertible debt agreement with JMJ Financial executed in June 2016.

In late July and August 2016, JMJ Financial was issued a total of 70,000 registered shares of stock to convert $27,915 of debt the Company owed JMJ, per their January 2016 convertible debt agreement with the Company.  See Note 3 Notes Payable for further details of this agreement.

In August 2016, the Company executed a twelve month financial, investor and public relations consulting agreement with Wilson Nixon (“Nixon”).  For the services rendered the Company issued Nixon 200,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company expects to record a non-cash charge to earnings of $150,000 ratably between August 2016 and July 2017, the ending date of the agreement.

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

Total revenues were $51,000 for the quarter ended June 30, 2016 compared to $326,000 for the same period of 2015.  The net decrease in revenue is due primarily to decreases in service fees for the management of alkaline admixture and sludge processing revenue.  Our cost of revenues decreased to $172,000 in 2016 from $292,000 for the same period in 2015, and the gross profit margin decreased to negative 234% for the quarter ended June 30, 2016, from 10% for the same period in 2015.  This decrease in gross profit margin was primarily the result of the decrease in gross revenue.  Operating expenses decreased for the quarter ended June 30, 2016 over the comparative prior year period, and Nonoperating expense showed an increase from the first quarter of 2015 to 2016.  These changes collectively resulted in a net loss of $701,000 for the quarter ended June 30, 2016 compared to a net loss of $542,000 for the same period in 2015, an increase in the loss of $159,000.

Comparison of Three Months Ended June 30, 2016 with Three Months Ended June 30, 2015

Our overall revenue decreased $274,000, or 84%, to $51,000 for the three months ended June 30, 2016 from $326,000 for the three months ended June 30, 2015.  The decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture decreased $124,000 from the same period ended in 2015;

b)  Our sludge processing revenue showed a decrease of $147,000 over the same period ended in 2015, and

c)  Our product revenue showed a decrease of $4,000 from 2015.

Our gross profit decreased $154,000 to negative $120,000 for the three months ended June 30, 2016 from $34,000 for the three months ended June 30, 2015, and the gross profit margin decreased to negative 234% from 10% for the same periods.  The decrease in gross profit margin is the result of the lower gross revenue.

Our operating expenses decreased $212,000, or 39%, to $331,000 for the three months ended June 30, 2016 from $543,000 for the three months ended June 30, 2015.  The decrease was primarily due to a decrease of $270,000 in consulting fees, $23,000 in the gain recognized on the sale of fixed assets, $10,000 in directors’ compensation and $6,000 in office-related charges, partially offset by a $61,000 increase in bad debt expense, $24,000 in penalties and $12,000 in legal and professional fees.  Of the net decrease of $280,000 in consulting and director compensation costs, actual cash outlays in total for these groups decreased by $21,000 over the same period in 2015.

As a result of the foregoing factors, we recorded an operating loss of $451,000 for the three months ended June 30, 2016 compared to an operating loss of $509,000 for the three months ended June 30, 2015, a decrease in the loss of $58,000.

Our net nonoperating expense increased by $217,000 to net nonoperating expense of $250,000 for the three months ended June 30, 2016 from net nonoperating expense of $33,000 for the similar period in 2015.  The increase in net nonoperating expense was due to an increase in interest expense of $326,000, offset by an increase in the gain on the extinguishment of liabilities of $108,000.  See Note 14, Gain on extinguishment of liabilities, for a more detailed discussion.

We recorded a net loss of $701,000 for the three months ended June 30, 2016 compared to a net loss of $542,000 for the same period ended in 2015, an increase in the loss of $159,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $305,000 for the three months ended June 30, 2016.  Similar non-cash expenses, cash out and debt repayments for the same period in 2015 resulted in an adjusted cash loss (non-GAAP) of $186,000, an increase in the adjusted cash loss (non-GAAP) of $119,000 for the three months ended June 30, 2016 versus the same period in 2015.

For the three months ended June 30, 2016 and 2015, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Six Months Ended June 30, 2016 with Six Months Ended June 30, 2015

Our overall revenue decreased $426,000, or 63%, to $249,000 for the six months ended June 30, 2016 from $675,000 for the six months ended June 30, 2015.  The decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture decreased $229,000 from the same period ended in 2015;

b)  Our sludge processing revenue showed a decrease of $208,000 over the same period ended in 2015, and

c)  Our product revenue showed an increase of $11,000 from 2015.

Our gross profit decreased $174,000 to negative $144,000 for the six months ended June 30, 2016 from $30,000 for the six months ended June 30, 2015, and the gross profit margin decreased to negative 58% from 4% for the same periods.  The decrease in gross profit margin is the result of the lower gross revenue.

Our operating expenses decreased $315,000, or 32%, to $676,000 for the six months ended June 30, 2016 from $991,000 for the six months ended June 30, 2015.  The decrease was primarily due to a decrease of $434,000 in consulting fees, $36,000 in directors’ compensation, $23,000 in the gain recognized on the sale of fixed assets, $6,000 in office-related charges and $4,000 in travel expense, partially offset by a $118,000 increase in bad debt expense, $45,000 in penalties, $15,000 in third party commissions and fees paid to obtain debt financing, $6,000 in legal and professional fees and $4,000 in stockholder relations expense.  Of the net decrease of $470,000 in consulting and director compensation costs, actual cash outlays in total for these groups decreased by $68,000 over the same period in 2015.

As a result of the foregoing factors, we recorded an operating loss of $819,000 for the six months ended June 30, 2016 compared to an operating loss of $960,000 for the six months ended June 30, 2015, a decrease in the loss of $141,000.

Our net nonoperating expense increased by $268,000 to net nonoperating expense of $337,000 for the six months ended June 30, 2016 from net nonoperating expense of $69,000 for the similar period in 2015.  The increase in net nonoperating expense was due to an increase in interest expense of $377,000, offset by an increase in the gain on the extinguishment of liabilities of $108,000.  See Note 14, Gain on extinguishment of liabilities, for a more detailed discussion.

We recorded a net loss of $1,156,000 for the six months ended June 30, 2016 compared to a net loss of $1,029,000 for the same period ended in 2015, an increase in the loss of $127,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (non-GAAP) of $582,000 for the six months ended June 30, 2016.  Similar non-cash expenses, cash out and debt repayments for the same period in 2015 resulted in an adjusted cash loss (non-GAAP) of $421,000, an increase in the adjusted cash loss (non-GAAP) of $161,000 for the six months ended June 30, 2016 versus the same period in 2015.

For the six months ended June 30, 2016 and 2015, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $1,867,000 at June 30, 2016, compared to a working capital deficit of $2,026,000 at December 31, 2015, resulting in an increase in working capital of $159,000.  Current assets at June 30, 2016 included cash of $108,000, which is an increase of $26,000 from December 31, 2015.  The net positive change of $159,000 in working capital from December 31, 2015 was primarily from a $135,000 decrease in the change in short-term liabilities over assets, offset by an increase of $6,000 in short-term convertible debt and an increase of $288,000 in the short-term portion of deferred stock and warrant costs issued for consulting services.

In the six months ended June 30, 2016, our cash flow used by operating activities was $458,000, an increase of $43,000 over the same period in 2015.  The primary components of the increase from 2015 in cash flow used by operating activities was principally due to an increase of $277,000 in net current liabilities, an increase in net amortization of convertible debt original issue discount costs of $201,000 and an increase in the bad debt allowance of $117,000, offset by a decrease of $402,000 in stock and stock derivatives issued for fees and services, an increase in the net loss of $127,000 and an increase of $23,000 in the gain recognized on the sale of fixed assets.

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

In 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch, the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of June 30, 2016 the Note was past due and we are in default.  We expect to extend the Note in the near future and pay it in full in 2016, although there can be no assurance we will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  In September 2015, we received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note as well as defaulted payments under the related BGH capital lease, along with additional accrued interest and penalties.  At June 30, 2016 and December 31, 2015 we accrued a total of $154,340 and $95,780, respectively, in estimated interest and penalties, recorded in accrued interest and accounts payable.  We are in negotiations with counsel and David and Edna Kasmoch to resolve this default, although there can be no assurance these negotiations will be successful.

In 2012 we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  In 2013 we received a Notice of Default from Central States, and in 2014 we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, we are not in compliance with the new settlement agreement, as the remaining two payments of $10,000 as well as the balloon payment are overdue.  In an event of default, we become liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement, which totals $417,842 at June 30, 2016.

In 2009 we approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures were issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  As of June 30, 2013, we held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  During 2015, two of our debenture holders converted their respective debt to restricted shares of our common stock, reducing the amount of Debentures that remain outstanding and in default at June 30, 2016 to $365,000.  We continue to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  We have not made the interest payments due in October 2015, or those due in January, April or July of 2016.  We expect to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

In June 2014, our wholly owned subsidiary, Mulberry Processing, LLC, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC.  The lease term is for five years with a monthly payment of $10,000.  At June 30, 2016 and December 31, 2015 we were in default of our payments.  The total minimum rental commitment for each of the years 2016 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease has been determined to be a capital lease, and a liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.  In September 2015, we received a demand letter from counsel for the lessor declaring a default under the lease for our operating facility.  Counsel demanded payment of several months of accrued rent in arrears under the lease, together with penalties.  We are in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

In October 2015, we financed our directors and officers insurance and borrowed $30,100 over 10 months at 9% interest, with monthly payments of $3,136 and the note is unsecured.  The amount owed on this note as of June 30, 2016 was approximately $9,300.

In December 2015, we entered into an agreement with JSJ Investments, Inc. (“JSJ”) to issue a convertible promissory note (“JSJ Note”) to us for $125,000 in cash, less $10,000 in fees paid in debt issuance costs to a third party.  The JSJ Note was for a term of nine (9) month, an interest rate of 10%, and a $4,000 original issue discount fee on actual payments made.  JSJ could elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.43 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  We were also required to reserve 1,250,000 authorized but unissued shares of its common stock, per an irrevocable letter to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  As a result of the June 2016 convertible note issued to JMJ Financial, further explained in Note 3 Notes Payable, the JSJ Note was retired in late June 2016 for a total payment of approximately $190,300, including accrued interest and $62,500 in an early prepayment premium.

In January 2016, we entered into an agreement with JMJ Financial (“JMJ”), to issue a Convertible Promissory Note (“JMJ Note”) to us for $500,000, with an initial loan of $100,000 in cash, less $6,950 in debt issuance costs paid to Craft Capital Management, LLC (“Craft”).  Craft also received 4,000 stock warrants, valued at $3,000, to purchase our unregistered common stock at an exercise price of $1.00 per share.  The JMJ Note is for a term of two (2) years, an interest rate of 12% if not paid within the first 90 days, and a 10% original issue discount fee on actual payments made.  After 180 days from the agreement date, JMJ can elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.77 or a 40% discount to the lowest trading price during the previous twenty-five (25) trading days to the date of the conversion notice.  We were also required to reserve 2,500,000 authorized but unissued shares of our common stock, per an irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.

In March 2016, we entered into an agreement with Tangiers Investment Group, LLC (“Tangiers”), to issue a 10% Convertible Promissory Note (“Tangiers Note”) to us for $58,500 in cash,

less $8,500 in original issue discount retained by Tangiers for due diligence and legal expenses.  The Tangiers Note was for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the March 2016 effective date.  At any time Tangiers could elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  We were also required to reserve 700,000 authorized but unissued shares of our common stock, per an irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  As a result of the June 2016 convertible note issued to JMJ Financial, further explained in Note 3 Notes Payable, the Tangiers Note was retired in late June 2016 for a total payment of $81,900, including accrued interest and approximately $17,600 in an early prepayment premium.

In April 2016, we entered into an agreement with Tangiers Global, LLC (“Tangiers Global”), to issue a 10% Convertible Promissory Note (“Tangiers Global Note”) to us for $110,000 in cash, less $10,000 in original issue discount retained by Tangiers Global.  The Tangiers Global Note was for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the April 2016 effective date.  At any time Tangiers Global could elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  We were also required to reserve 1,400,000 authorized but unissued shares of our common stock, per an irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  As a result of the June 2016 convertible note issued to JMJ Financial, further explained in Note 3 Notes Payable, the Tangiers Global Note was retired in late June 2016 for a total payment of $121,000, including a $11,000 early prepayment premium.

In April 2016, the County of Volusia, Florida (the “County”), our landlord before relocating to our present location in Bradley, Florida, approved a settlement agreement on monies due the County.  For a full and total release of our legal and financial obligations to the County, it agreed to a total payment of $25,000 to be paid in five (5) installments of $5,000 from May through September 2016.  We are presently current in our repayment obligation to the County.

In June 2016, we entered into a second agreement with JMJ Financial (“JMJ”), to issue a convertible promissory note to JMJ (“JMJ Note #2”) in the principal amount of $585,000 in cash, less $60,000 in original issue discount retained by JMJ, less $31,500 in debt issuance costs paid to Craft Capital Management LLC.  Craft also received 21,000 stock warrants, valued at $19,900, to purchase our unregistered common stock at a purchase price of $1.00 per share.  The JMJ Note #2 is due and payable on June 13, 2017 and is convertible at the lesser of $0.90 or 75% of the lowest trade price in the 25 trading days previous to the conversion date.  The JMJ Note #2 is convertible at the sole option of JMJ.  We have the right to repay up to 98% of the JMJ Note #2 after the effective date in an amount equal to 120% of the sum of the principal sum being repaid plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum or, alternatively, at any time on or before 180 days after the issuance date of the JMJ Note #2 to pay an amount equal to 140% of the sum of the principal sum being repaid, plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due of such principal sum.  After 180 days after the issuance date of the JMJ Note #2, we may not prepay the note prior to the maturity date without the approval of JMJ.  JMJ has the right in its sole discretion to require us to repurchase the JMJ Note #2 from JMJ at any time after the issuance date in an amount equal to 125% of the sum of the principal sum plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum.  We were required to reserve 8,000,000 shares of our common stock for potential conversion of the JMJ Note #2.  We also agreed to file a Form S-1 Registration Statement (“S-1”) to register the resale of the shares of common stock issuable upon conversion of the JMJ Note #2 as well as the resale of 455,000 warrants issued to JMJ in connection with this transaction.  The S-1 is required to include 5,000,000 shares of common stock for potential resale of the securities issuable upon conversion of the JMJ Note #2 and exercise of the warrants.  The Registration Rights Agreement provides for a $50,000 penalty in the event the S-1 is not filed with the SEC on or before August 1, 2016 and a $25,000 penalty if the S-1 is not declared effective within 90 days of June 13, 2016.  Exemption from registration is claimed under Section 4(2) of the Securities Act as transaction by an issuer not involving a public offering.  We filed the S-1 on July 25, 2016, thus avoiding the $50,000 penalty, and as of the date of this filing, the S-1 has not yet been declared effective by the Securities and Exchange Commission.

As of June 30, 2016, both of the outstanding convertible notes to JMJ Financial (collectively, “the JMJ Notes”) have no floor price but provide that unless otherwise agreed to in writing by us and JMJ, at no time will JMJ convert any amount of the JMJ Notes into common stock that would result in the investor owning more than 4.99% of our outstanding common stock.  We have filed a Registration Statement to register 5,000,000 shares of common stock for resale, which includes 455,000 shares issuable upon exercise of warrants and up to 4,545,000 shares of common stock issuable upon conversion of the JMJ Notes in the aggregate principal amount of $685,000.  See Note 16 Subsequent Events for further detail on the Form S-1 Registration Statement filed.

In late June 2016, we executed a three month public relations agreement with M & T Business Consultants, Inc., (“M&T”).  For the services rendered we issued M&T 325,000 shares of our unregistered common stock, and $91,667 per month, to be paid in either cash or shares of our unregistered common stock, with the type of payment to be agreed upon between us and M&T.

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

Moreover, while we expect to arrange for financing with lending institutions, there can be no assurances that we will have the ability to do so.  We have borrowed money from third parties and related parties and expect to be able to generate future cash from the exercises of common stock options and warrants, new debt and equity issuances.  We have substantially slowed payments to trade vendors, and have renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2014, 2015 and early 2016, we issued new equity for total cash realized of approximately $1.4 million.  In 2013, 2014 and again in 2015, we modified all outstanding warrants to enhance their exercisability and realized a total of $246,000 in exercises in 2013 and 2014.  In October 2015, we extended the expiration date of all outstanding warrants for exactly one year.  Beginning in March 2014, our operations in Volusia County, Florida, which at the time now represented substantially all revenue, were voluntarily delayed while we employed additional personnel and moved assets to our new site in Bradley, Florida.  When operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund current or prior expenses incurred, and has remained at this lower level or decreased over subsequent periods to date.

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

Off-Balance Sheet Arrangements

At June 30, 2016, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2015.  There were no material changes to these critical accounting policies during the six months ended June 30, 2016.

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

Changes on Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal proceedings

In December 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a $405,000 withdrawal liability from an ERISA multi-employer plan.  In September 2014, we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and

$10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Certain of the settlement payments due under the settlement are delinquent, and as of June 30, 2016, we owed approximately $418,000, including estimated default fees.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In January 2016, we entered into an agreement with JMJ Financial (“JMJ”), to issue a Convertible Promissory Note (“JMJ Note”) to us for $500,000, with an initial loan of $100,000 in cash, less $6,950 in debt issuance costs paid to Craft Capital Management, LLC (“Craft”).  Craft also received 4,000 stock warrants, valued at $3,000, to purchase our unregistered common stock at an exercise price of $1.00 per share.  The JMJ Note is for a term of two (2) years, an interest rate of 12% if not paid within the first 90 days, and a 10% original issue discount fee on actual payments made.  After 180 days from the agreement date, JMJ can elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.77 or a 40% discount to the lowest trading price during the previous twenty-five (25) trading days to the date of the conversion notice.  We were also required to reserve 2,500,000 authorized but unissued shares of our common stock, per an irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.

In March 2016, we entered into an agreement with Tangiers Investment Group, LLC (“Tangiers”), to issue a 10% Convertible Promissory Note (“Tangiers Note”) to us for $58,500 in cash, less $8,500 in original issue discount retained by Tangiers for due diligence and legal expenses.  The Tangiers Note was for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the March 2016 effective date.  At any time Tangiers could elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  We were also required to reserve 700,000 authorized but unissued shares of our common stock, per an irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  As a result of the June 2016 convertible note issued to JMJ Financial, further explained in Note 3 Notes Payable, the Tangiers Note was retired in late June 2016 for a total payment of $81,900, including accrued interest and approximately $17,600 in an early prepayment premium.

In April 2016, we entered into an agreement with Tangiers Global, LLC (“Tangiers Global”), to issue a 10% Convertible Promissory Note (“Tangiers Global Note”) to us for $110,000 in cash, less $10,000 in original issue discount retained by Tangiers Global.  The Tangiers Global Note was for a term of one (1) year, an interest rate of zero percent if prepaid within the first 90 days, with a graduated prepayment penalty every 30 days, up until 180 days from the April 2016 effective date.  At any time Tangiers Global could elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.60 or a 40% discount to the lowest trading price during the previous twenty (20) trading days to the date of the conversion notice.  We were also required to reserve 1,400,000 authorized but unissued shares of our common stock, per an irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  As a result of the June 2016 convertible note issued to JMJ Financial, further explained in Note 3 Notes Payable, the Tangiers Global Note was retired in late June 2016 for a total payment of $121,000, including a $11,000 early prepayment premium.

In June 2016, we entered into a second agreement with JMJ Financial (“JMJ”), to issue a convertible promissory note to JMJ (“JMJ Note #2”) in the principal amount of $585,000 in cash, less $60,000 in original issue discount retained by JMJ, less $31,500 in debt issuance costs paid to Craft Capital Management LLC.  Craft also received 21,000 stock warrants, valued at $19,900, to purchase our unregistered common stock at a purchase price of $1.00 per share.  The JMJ Note #2 is due and payable on June 13, 2017 and is convertible at the lesser of $0.90 or 75% of the lowest trade price in the 25 trading days previous to the conversion date.  The JMJ Note #2 is convertible at the sole option of JMJ.  We have the right to repay up to 98% of the JMJ Note #2 after the effective date in an amount equal to 120% of the sum of the principal sum being repaid plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum or, alternatively, at any time on or before 180 days after the issuance date of the JMJ Note #2 to pay an amount equal to 140% of the sum of the principal sum being repaid, plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due of such principal sum.  After 180 days after the issuance date of the JMJ Note #2, we may not prepay the note prior to the maturity date without the approval of JMJ.  JMJ has the right in its sole discretion to require us to repurchase the JMJ Note #2 from JMJ at any time after the issuance date in an amount equal to 125% of the sum of the principal sum plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum.  We were required to reserve 8,000,000 shares of our common stock for potential conversion of the JMJ Note #2.  We also agreed to file a Form S-1 Registration Statement (“S-1”) to register the resale of the shares of common stock issuable upon conversion of the JMJ Note #2 as well as the resale of 455,000 warrants issued to JMJ in connection with this transaction.  The S-1 is required to include 5,000,000 shares of common stock for potential resale of the securities issuable upon conversion of the JMJ Note #2 and exercise of the warrants.  The Registration Rights Agreement provides for a $50,000 penalty in the event the S-1 is not filed with the SEC on or before August 1, 2016 and a $25,000 penalty if the S-1 is not declared effective within 90 days of June 13, 2016.  Exemption from registration is claimed under Section 4(2) of the Securities Act as transaction by an issuer not involving a public offering.  We filed the S-1 on July 25, 2016, thus avoiding the $50,000 penalty, and as of the date of this filing, the S-1 has not yet been declared effective.

As of June 30, 2016, both of the outstanding convertible notes to JMJ Financial (collectively, “the JMJ Notes”) have no floor price but provide that unless otherwise agreed to in writing by us and JMJ, at no time will JMJ convert any amount of the JMJ Notes into common stock that would result in the investor owning more than 4.99% of our outstanding common stock.  We have filed a Registration Statement to register 5,000,000 shares of common stock for resale, which includes 455,000 shares issuable upon exercise of warrants and up to 4,545,000 shares of common stock issuable upon conversion of the JMJ Notes in the aggregate principal amount of $685,000.  See Note 16 Subsequent Events for further detail on the Form S-1 Registration Statement filed.

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

We are also in default on a $418,000 Note Payable to Central States Southeast and Southwest Areas Pension Fund.  Additional information is available in Note 3, “Notes Payable, in Default” of these Notes to Condensed Consolidated Financial Statements.

Item 4.

(Removed and Reserved)

Item 5.

Other Information

(a)

None

(b)

None

Item 6.

Exhibits

Exhibit No.

Description

3.1

Second Amendment and Restated Certificate of Incorporation (incorporated by reference to Form 10-Q for the quarter ended June 30, 2008).

3.2

Third Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix B of the Form DEF 14A filed June 23, 2010).

3.3

Seconded Amended and Restated By-Laws (incorporated by reference to Form 10-Q for the quarter ended June 30, 2008).

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

10.7

Employment Agreement, dated July 17, 2016 between Timothy R. Kasmoch and N-Viro International Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 20, 2016).

10.8

Employment Agreement, dated July 17, 2016 between Robert W. Bohmer and N-Viro International Corporation (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 20, 2016).

10.9

Employment Agreement, dated July 17, 2016 between James K. McHugh and N-Viro International Corporation (incorporated by reference to Exhibit 10.3 to Form 8-K filed July 20, 2016).

10.10

The N-Viro International Corporation 2004 Stock Option Plan (incorporated by reference to Form S-8 filed December 20, 2004).*

10.11

The N-Viro International Corporation Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Proxy Statement on Schedule 14A filed May 14, 2008).*

10.12

The N-Viro International Corporation Second Amended and Restated 2004 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed July 13, 2009).*

10.13

The N-Viro International Corporation 2010 Stock Option Plan (incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed June 23, 2010).*

10.14

Convertible Promissory Note between N-Viro International Corporation and JMJ Financial executed June 13, 2016. (Incorporated by reference to Form S-1 Registration Statement filed July 25, 2016.)

10.15

Common Stock Purchase Warrant issued to N-Viro International Corporation dated June 13 2016. (Incorporated by reference to Form S-1 Registration Statement filed July 25, 2016.)

10.16

Registration Rights Agreement dated June 13, 2016 between N-Viro International Corporation and JMJ Financial. (Incorporated by reference to Form S-1 Registration Statement filed July 25, 2016.)

10.17

Securities Purchase Agreement dated June 13, 2016 between N-Viro International Corporation and JMJ Financial. (Incorporated by reference to Form S-1 Registration Statement filed July 25, 2016.)

10.18

Convertible Promissory Note between N-Viro International Corporation and JMJ Financial issued in January 2016. (Incorporated by reference to Form S-1 Registration Statement filed July 25, 2016.)

31.1

Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.**

31.2

Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.**

32.1

Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.**

32.2

Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.**

101.INS

XBRL Instance Document **

101.SCH

XBRL Taxonomy Extension Schema **

101.CAL

XBRL Taxonomy Extension Calculation Linkbase **

101.LAB

XBRL Taxonomy Extension Label Linkbase **

101.PRE

XBRL Taxonomy Extension Presentation Linkbase **

101.DEF

XBRL Taxonomy Definition Linkbase Document **

______________

*Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N-VIRO INTERNATIONAL CORPORATION

Date:

      August 22, 2016

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      August 22, 2016

/s/  James K. McHugh

James K. McHugh

Chief Financial Officer, Secretary and Treasurer

(Principal Financial & Accounting Officer)