Form 10-Q
period 2016-09-30
N-VIRO INTERNATIONAL CORP
filed 2016-11-21
CIK 904896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, 10,073,018 shares of N-Viro International Corporation $.01 par value common stock were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements (Unaudited)

3

Condensed Consolidated Statements of Operations –

Nine Months and Three Months Ended September 30, 2016 and 2015

     3

Condensed Consolidated Balance Sheets – September 30, 2016 and December 31, 2015

4

Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2016 and 2015

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis or Plan of Operation

22

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

33

Item 4.

Controls and Procedures

33

PART II - OTHER INFORMATION

34

Item 1.

Legal proceedings

34

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

34

Item 3.

Defaults Upon Senior Securities

36

Item 4.

(Removed and Reserved)

36

Item 5.

Other Information

36

Item 6.

Exhibits

37

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations – Six Months and Three Months Ended September 30, 2016 and 2015

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Nine Months Ended September 30
	Three Months Ended September 30
	2016	2015	2016	2015

REVENUES	$ 51,117	$ 280,110	$ 300,125	$ 954,749

COST OF REVENUES	78,041	308,925	470,318	953,310

GROSS INCOME (LOSS)	(26,924)	(28,815)	(170,193)	1,439

OPERATING EXPENSES
Selling, general and administrative	1,133,656	427,153	1,832,625	1,417,856
Gain on disposal of assets	(2,193)	-	(25,244)	-
Total Operating Expenses	1,131,463	427,153	1,807,381	1,417,856

OPERATING LOSS	(1,158,387)	(455,968)	(1,977,574)	(1,416,417)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	28,187	-	136,058	-
Interest income	1,513	-	3,252	86
Interest expense	(208,076)	(32,290)	(654,518)	(101,156)
Total Other Income (Expense)	(178,376)	(32,290)	(515,208)	(101,070)

LOSS BEFORE INCOME TAXES	(1,336,763)	(488,258)	(2,492,782)	(1,517,487)

Federal and state income taxes	-	-	-	-

NET LOSS	($ 1,336,763)	($ 488,258)	($ 2,492,782)	($ 1,517,487)

Basic and diluted loss per share	($0.14)	($0.06)	($0.27)	($0.18)

Weighted average common shares outstanding - basic and diluted	9,682,522	8,826,295	9,230,766	8,559,964

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2016 and December 31, 2015

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 100,638	$ 82,201
Trade receivables, net of allowance for doubtful accounts of
of $900 at September 30, 2016 and $1,300 at December 31, 2015	38,761	80,823
Prepaid expenses and other assets	36,553	72,739
Deferred costs - stock and warrants issued for services	132,733	54,167
Total current assets	308,685	289,930

PROPERTY AND EQUIPMENT, NET	385,452	492,976

DEPOSITS	14,687	20,027

TOTAL ASSETS	$ 708,824	$ 802,933

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$ -	$ 39,012
Short-term convertible notes, net of discount	173,875	34,193
Current maturity of capital lease liability, in default	199,443	133,436
Notes and fees payable - related parties, in default	399,959	295,780
Convertible debentures (2011), in default	365,000	365,000
Pension plan withdrawal liability - current, in default	422,091	408,031
Accounts payable	924,677	721,238
Convertible debentures (2016), net of discount	86,500	-
Accrued liabilities	474,497	319,625
Total current liabilities	3,046,042	2,316,315

Capital lease liability - long-term, less current maturities, in default	175,993	242,000
Convertible note - long-term, net of discount	4,914	-

Total liabilities	3,226,949	2,558,315

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, authorized 2,000,000 shares;
issued -0- shares in 2016 and 2015	-	-
Common stock, $.01 par value; authorized 35,000,000 shares;
issued 9,870,018 in 2016 and 8,911,714 in 2015	98,700	89,117
Additional paid-in capital	35,258,718	33,538,262
Accumulated deficit	(37,864,452)	(35,371,670)
	(2,507,034)	(1,744,291)
Less treasury stock, at cost; 2,000 shares in 2016 and 2015	11,091	11,091
Total stockholders' deficit	(2,518,125)	(1,755,382)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 708,824	$ 802,933

See Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2016 and 2015

N-VIRO INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
	2016	2015
NET CASH USED IN OPERATING ACTIVITIES	($ 518,644)	($ 558,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	45,984	45,608
Increases to restricted cash	-	65,529
Purchases of property and equipment	(1,304)	(33,806)
Loans made to related party	(120,000)	-
Net cash provided by (used in) investing activities	(75,320)	77,331

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible debt issued, net of original issue discount	836,550	-
Private placements of stock, net of issuance costs	99,945	533,365
Borrowings on long-term debt	15,312	53,629
Proceeds from stock options exercised, net of issuance costs	-	1,983
Principal payments on Notes Payable - related party	-	(44,480)
Principal payments on long-term obligations	(45,906)	(120,116)
Principal payments on convertible debt	(293,500)	-
Net cash provided by financing activities	612,401	424,381

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	18,437	(56,427)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82,201	81,854

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 100,638	$ 25,427

See Note 15 for supplemental disclosure of cash flows information

See Notes to Unaudited Condensed Consolidated Financial Statements

N-VIRO INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1.

Organization and Basis of Presentation

The accompanying consolidated financial statements of N-Viro International Corporation (the “Company”) are unaudited but, in management's opinion, reflect all adjustments (including normal recurring accruals) necessary to present fairly such information for the period and at the dates indicated.  The results of operations for the nine months and three months ended September 30, 2016 may not be indicative of the results of operations for the year ending December 31, 2016.  Since the accompanying consolidated financial statements have been prepared in accordance with Article 8 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Form 10-K for the period ending December 31, 2015.

The financial statements are consolidated as of September 30, 2016, December 31, 2015 and September 30, 2015 for the Company.  All intercompany transactions were eliminated.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital of approximately $2,737,000 at September 30, 2016, and has incurred recurring losses and negative cash flow from operations for the nine months ended September 30, 2016 and years ended December 31, 2015 and 2014.  Moreover, while the Company expects to arrange for financing with lending institutions, there can be no assurances that the Company will have the ability to do so.  The Company has borrowed money from third parties and related parties and expects to be able to generate future cash from the exercises of common stock options and warrants, new debt and equity issuances.  The Company has substantially slowed payments to trade vendors, and has renegotiated payment terms with several existing and prior vendors to lengthen the time and/or reduce the amount of cash to repay these trade payables.  In 2014, 2015 and early 2016, the Company issued new equity for total cash realized of approximately $1.4 million.  In 2013, 2014 and again in 2015, the Company modified all outstanding warrants to enhance their exercisability and realized a total of $246,000 in exercises in 2013 and 2014.  In October 2015, the Company extended the expiration date of all outstanding warrants for exactly one year.  Beginning in March 2014, the Company’s operations in Volusia County, Florida, which at the time represented substantially all of its revenue, were voluntarily delayed while the Company employed additional personnel and moved assets to its new site in Bradley, Florida.  When operations resumed in Bradley in June 2014, this reduction in revenue materially reduced available cash to fund current or prior expenses incurred, and has remained at this lower level or decreased over subsequent periods to date.

For the next twelve months the Company expects to have adequate cash to sufficiently fund operations from cash generated from equity and convertible debt issuances, exercises of outstanding warrants and options and by focusing on existing and expected new sources of revenue, though there can be no assurances the Company will do so.  The Company continues to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, the Company is focusing on the development of regional biosolids processing facilities, and currently is in negotiations with potential partners to permit and develop independent, regional facilities.  First, the Company requires a funding source to enable the development of processing facilities, and expect this to happen by early 2017 at an estimated cost of $100,000.  Within six months after financing, the Company expects sales of new equipment and other sources of up-front revenue to provide additional sources of revenue, with the start up of the facility in late 2017, then to increase capacity to planned levels and full production by the beginning of 2018.  At that time the Company expects these new facilities to provide adequate levels of cash to fund operations without additional equity or debt issuances.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain amounts in the Condensed Consolidated Balance Sheets at December 31, 2015 have been reclassified to conform to the current period presentation.

Note 2.

Notes Receivable

In January 2016, the Company entered into a Promissory Note (the “Note Receivable”) for $100,000 with N-Viro Energy Limited (“Ltd”), a related party, and concurrently advanced Ltd $55,000 of cash for expenses in connection with its China project.  The Note Receivable was due on April 15, 2016 at a stated interest rate of 5% per annum.  In May 2016, the Company agreed to a revised Note Receivable for $120,000, and concurrently advanced Ltd $65,000 of cash for expenses in connection with its China project.  No other terms of the Note Receivable were changed, and the Note Receivable is in default as of the date of this filing.  The entire balance of principal and related accrued interest receivable has been fully reserved, as collectability is deemed doubtful, and a charge to earnings has been recorded at September 30, 2016.

Note 3.

Notes Payable

In 2011 the Company borrowed $200,000 with a Promissory Note (“the Note”) payable to David and Edna Kasmoch (“the Kasmochs”), the parents of Timothy Kasmoch, the Company’s President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of September 30, 2016 the Note was past due and the Company is in default.  The Company expects to extend the Note in the near future and pay it in full within the next six months, although there can be no assurance the Company will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  In September 2015, the Company received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note as well as defaulted payments under the related Bowling Green Holdings (“BGH”) capital lease discussed in Note 4, along with additional accrued interest and penalties.  At September 30, 2016 and December 31, 2015 the Company accrued a total of $192,500 and $95,780, respectively, in estimated interest and penalties.  The Company is in negotiations with counsel, BGH and the Kasmochs to resolve this default, although there can be no assurance these negotiations will be successful.  In addition, during the third quarter the Company has exchanged certain monies with BGH for operating funds for the Florida location, with a balance of $7,459 due BGH at September 30, 2016.  The Company has presented all amounts due either BGH (excluding the capital lease) or the Kasmochs as one line item amount on the accompanying balance sheet, “Notes and fees payable - related parties, in default”.

In 2012 the Company received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by the Company for the benefit of its former employees at its City of Toledo operation.  In December 2013, the Company received a Notice of Default from Central States, and in September 2014 the Company agreed to pay Central States a total of $415,000 plus interest on a financed settlement over

19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, the Company is not in compliance with the new settlement agreement, as the remaining two payments of $10,000 as well as the balloon payment are overdue.  In an event of default, the Company becomes liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement.  The amount owed under this agreement was $422,091 as of September 30, 2016 and $408,031 as of December 31, 2015, respectively.

In 2009 the Company approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures were issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  As of June 30, 2013, the Company held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  During 2015, two of the Company’s debenture holders converted their respective debt to restricted shares of the Company’s common stock, reducing the amount of Debentures that remain outstanding and in default at September 30, 2016 to $365,000.  The Company continues to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  The Company has not made the interest payments due in October 2015 or all four quarterly installments due in 2016.  The Company expects to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

In October 2015, the Company financed its directors and officers insurance and borrowed $30,100 over 10 months at 9% interest, with monthly payments of $3,136 and the note was unsecured.  The note was paid in full as of September 30, 2016.

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

In January 2016, the Company entered into an agreement with JMJ Financial (“JMJ”), to issue a Convertible Promissory Note (“JMJ Note”) to the Company for $500,000, with an initial loan of $100,000 in cash, less $6,950 in debt issuance costs paid to Craft Capital Management, LLC (“Craft”).  Craft also received 4,000 stock warrants, valued at $3,000, to purchase unregistered common stock of the Company at an exercise price of $1.00 per share.  The JMJ Note is for a term of two (2) years, an interest rate of 12% if not paid within the first 90 days, and a 10% original issue discount fee on actual payments made.  After 180 days from the agreement date, JMJ can elect to convert all or part of the debt into restricted shares of the Company’s common stock for a price equaling the lesser of $0.77 or a 40% discount to the lowest trading price during the previous twenty-five (25) trading days to the date of the conversion notice.  The Company was also required to reserve 2,500,000 authorized but unissued shares of its common stock, per an irrevocable Letter of Instructions to the Company’s transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  From July through September 2016, JMJ Financial was issued a total of 155,000 registered shares of the Company’s common stock to convert $46,785 of debt, in accordance with the JMJ Note.  Exemption from registration is claimed under section 3(a)(9) of the Securities Act as a transaction involving an exchange of securities of the same issuer where no commissions are being paid.  The conversion feature of the JMJ Note was determined to be a beneficial conversion feature and was recorded as a debt discount at fair value of $67,000.  This debt discount is being amortized to interest expense ratably over the two year note term.  The total amount owed on the JMJ Note was $53,215 and the gross discount was $48,301, including net debt issuance costs of $6,427, as of September 30, 2016.  The carrying amount on the JMJ Note was $4,914 as of September 30, 2016, and is classified as long-term debt on the balance sheet.

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

In June 2016, the Company entered into a second agreement with JMJ Financial (“JMJ”), to issue a convertible promissory note to JMJ (“JMJ Note #2”)  in the principal amount of $585,000 in cash, less $60,000 in original issue discount retained by JMJ, less $31,500 in debt issuance costs paid to Craft Capital Management LLC.  Craft also received 21,000 stock warrants, valued at $19,900, to purchase unregistered common stock of the Company at a purchase price of $1.00 per share.  The JMJ Note #2 is due and payable on June 13, 2017 and is convertible at the lesser of $0.90 or 75% of the lowest trade price in the 25 trading days previous to the conversion date.  The JMJ Note #2 is convertible at the sole option of JMJ.  The Company has the right to repay up to 98% of the JMJ Note #2 after the effective date in an amount equal to 120% of the sum of the principal sum being repaid plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum or, alternatively, at any time on or before 180 days after the issuance date of the JMJ Note #2 to pay an amount equal to 140% of the sum of the principal sum being repaid, plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due of such principal sum.  After 180 days after the issuance date of the JMJ Note #2, the Company may not prepay the note prior to the maturity date without the approval of JMJ.  JMJ has the right in its sole discretion to require the Company to repurchase the JMJ Note #2 from JMJ at any time after the issuance date in an amount equal to 125% of the sum of the principal sum plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum.  The Company was required to reserve 8,000,000 shares of common stock for potential conversion of the JMJ Note #2.  The Company also agreed to file an S-1 Registration Statement (“S-1”) to register the resale of the shares of common stock issuable upon conversion of the JMJ Note #2 as well as the resale of 455,000 warrants issued to JMJ in connection with this transaction.  The S-1 is required to include 5,000,000 shares of common stock for potential resale of the securities issuable upon conversion of the JMJ Note #2 and exercise of the warrants.  The Registration Rights Agreement, as amended, provides for a $50,000 penalty in the event the S-1 is not filed with the SEC on or before August 1, 2016 and a $25,000 penalty if the S-1 is not declared effective by October 31, 2016.  Exemption from registration is claimed under Section 4(2) of the Securities Act as transaction by an issuer not involving a public offering.  The Company filed the S-1 on July 25, 2016, thus avoiding the $50,000 penalty, and filed Amendment No. 1 to the Form S-1 on October 24, 2016, and as of the date of this filing the S-1 has not yet been declared effective, however, JMJ has yet to contact the Company on enforcing the $25,000 penalty as of the date of this filing.  The conversion feature and attached warrants of the JMJ Note #2 were valued and determined to be beneficial.  The fair value of the beneficial conversion feature and warrants were recorded as a debt discount at their relative fair values totalling $473,600.  This debt discount is being amortized to interest expense ratably over the one year note term.  The total amount owed on the JMJ Note #2 is $585,000 and the gross discount is $411,125, including an original issue discount of $113,304 and net debt issuance costs of $36,123, as of September 30, 2016.  The carrying amount on the JMJ Note #2 was $173,875 as of September 30, 2016, and is classified as short-term debt on the balance sheet.

As of September 30, 2016, both of the outstanding convertible notes to JMJ Financial (collectively, “the JMJ Notes”) have no floor price but provide that unless otherwise agreed to in writing by the Company and JMJ, at no time will JMJ convert any amount of the JMJ Notes into common stock that would result in the investor owning more than 4.99% of the Company’s outstanding common stock.  In October 2016, the Company filed Amendment No. 1 to Form S-1 Registration Statement to register 2,000,000 shares of common stock for resale, which includes 455,000 shares issuable upon exercise of warrants and up to 1,545,000 shares of common stock issuable upon conversion of the JMJ Notes in the aggregate principal amount of $685,000.  As of the filing date of this Form 10-Q, said Registration Statement has not been declared effective by the Securities and Exchange Commission.

In September 2016 the Company approved an offering of up to $250,000 of Convertible Debentures (the “2016 Debentures”), convertible at any time into shares of the Company’s unregistered common stock at $0.30 per share.  The 2016 Debentures were issuable in $10,000 denominations, are unsecured, have a stated interest rate of 12%, are payable monthly to holders of record and include stock warrants for 50% of the amount of debt, the warrants convertible at a price of $0.60 per share.  The conversion feature and attached warrants of the 2016 Debentures were valued and determined to be beneficial.  The fair value of the beneficial conversion feature and warrants were recorded as a debt discount at their relative fair values totalling $13,500 as of September 30, 2016, for the total of $100,000 received on that date from Michael Thompson.  This debt discount will be amortized to interest expense ratably over the one year note term.  The total amount owed on the 2016 Debentures is $100,000 and the gross discount is $13,500 as of September 30, 2016.  The carrying amount on the 2016 Debentures was $86,500 as of September 30, 2016, and is classified as short-term debt on the balance sheet.  An additional $110,000 was issued in October 2016.  The Company timely made the interest payments due on October 31, 2016.

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

Depreciation on assets under capital leases charged to expense for both the nine and three months ended September 30, 2016 and 2015 was $63,052 and $21,017, respectively, recorded as cost of sales.  Interest charged related to capital lease liabilities for the nine months ended September 30, 2016 and 2015 was $33,134 and $41,010, respectively, and for the three months ended September 30, 2016 and 2015 was $10,334 and $13,058, respectively, recorded as interest expense.  At both September 30, 2016 and December 31, 2015, the Company was delinquent in its payments and in default of its lease agreement however there is no acceleration provision in the lease agreement.  The total lease liability at both September 30, 2016 and December 31, 2015 was $375,436.

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

As of September 30, 2016, the Company has accrued a liability of approximately $191,000 to reflect the total amount of salary and related payroll taxes voluntarily deferred by its three executive officers since February 2012 under their 2010 (as amended) and 2016 employment agreements, as well as approximately $123,000 in undeferred salary and related payroll taxes, for a combined total of approximately $314,000 in unpaid salaries and related payroll taxes.  Additional information about the 2010 employment agreements and any subsequent amendments for the officers is available in Item 11 Executive Compensation of the Form 10-K filed on April 14, 2016.

The Company’s executive and administrative offices are located in Toledo, Ohio.  In April 2011, the Company signed a 68 month lease with Deerpoint Development Co., Ltd. (“Deerpoint”).  The total minimum rental commitment for the remaining contracted year of 2016 is $40,764.  In June 2015, the Company issued Deerpoint 16,106 shares of unregistered common stock at a price of $1.43 per share in exchange for six months rent, resulting in net additional expense of approximately $2,600 above the contracted amount, but saving approximately $20,400 of cash.  The total rental expense included in the statements of operations for the nine months ended September 30, 2016 and 2015 is approximately $30,600 and $33,200, respectively.  The total rental expense included in the statements of operations for both the three months ended September 30, 2016 and 2015 is approximately $10,200.

In October 2010, the Company began to lease property in Emlenton, Pennsylvania under a lease with A-C Valley Industrial Park, for one year.  After September 2011, the Company operated under a month-to-month lease agreement, for a reduced rate, therefore there is no minimum rental commitment at September 30, 2016 for any of the succeeding five years.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2016 and 2015 is $9,000 and $3,000, respectively.

In June 2009, the Company began to maintain an office in West Unity, Ohio under a lease with D&B Colon Leasing, LLC, (“D&B”) for one year.  In June 2010, the Company renewed the lease for an additional year through May 2011, and operated under a month-to-month lease until the Company closed the office in September 2014.  In June 2015, the Company issued D&B 20,997 shares of unregistered common stock at a price of $1.48 per share in exchange for the remaining eleven months rent owed, resulting in net additional expense of approximately $3,600 above the contracted amount, but saving $27,500 of cash.  The total rental expense included in the statements of operations for the nine months ended September 30, 2016 and 2015 is $-0- and $3,600, respectively.  The total rental expense included in the statements of operations for both the three months ended September 30, 2016 and 2015 is $-0-.

For each of the nine months and three months ended September 30, 2016 and 2015, the Company paid a total of $19,800 and $6,600, respectively, recorded as rent in selling, general and administrative expense, on behalf of the Chief Executive Officer.  No future commitment exists in any succeeding years as the residential building lease is not in the Company’s name, however the Company expects to pay $2,200 for the remainder of 2016 through the lease term maturing October 31, 2016.

In June 2014, Mulberry Processing, LLC, a wholly owned subsidiary of the Company, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC, for a five year lease term beginning June 1, 2014 and a monthly payment of $10,000.  More details can be found in Note 4 Capital Lease, in default.

In September 2014, the Company entered into an operating lease with Caterpillar Financial for operating equipment at its Bradley, Florida location.  The lease term is for three years beginning October 2014 and a monthly payment of $3,155.  The total minimum rental commitment for the year ending December 31, 2016 is $37,900 and for the year ending December 31, 2017 is $28,400.  The total rental expense included in the statements of operations for each of the nine months and three months ended September 30, 2016 and 2015 is $28,395 and $9,465, respectively.

For all of the Company’s operating leases, the total rental expense included in the statements of operations for the nine months ended September 30, 2016 and 2015 is $85,800 and $94,000, respectively.  The total rental expense included in the statements of operations for the three months ended September 30, 2016 and 2015 is $27,300 and $29,300, respectively.

As of September 30, 2016, the only properties management believes to be adequately covered by insurance are the lease with Caterpillar Financial and a truck operating at its Bradley Florida location.  The Company’s general and automotive liability insurance lapsed effective September 1, 2016.

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

Note 6.

New Accounting Standards

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”. Current U.S. GAAP either is unclear or does not include specific guidance on eight specific cash flow classification issues included in the amendments in this update.  The update addresses these cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Note 8.

Revenue and Major Customers

For the nine months ended September 30, 2016 and 2015, the Company’s largest customer accounted for approximately 36% and 30% of its revenues, respectively, and approximately 54% and 25% for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, the top three customers accounted summarily for approximately 55% and 74%, respectively, and 76% and 64% for the three months ended September 30, 2016 and 2015, respectively, of the Company’s revenues.  The accounts receivable balance due (which are unsecured) for these three customers at September 30, 2016 was approximately $31,000, or 81% of the accounts receivable balance.

Customers who accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2016 were: Altamonte Springs, Florida ($107,700) and Jacksonville (Fla) Electric Authority ($55,900).  Customers who accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2015 were: Jacksonville (Fla) Electric Authority ($285,900), Altamonte Springs, Florida ($253,200), Merrell Brothers, (Fla) Inc. ($165,500) and Indiantown, Florida ($108,300).

Customers who accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2016 were:  Indiantown, Florida ($27,500) and Merrell Brothers, (Fla) Inc. ($11,400).  Customers who accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2015 were:  Altamonte Springs, Florida ($68,900); Jacksonville (Fla) Electric Authority ($57,200); Indiantown, Florida ($52,100) and Merrell Brothers, (Fla) Inc. ($36,400).

The Company’s sludge processing agreement with Altamonte Springs, which was its largest customer in 2014, it’s second largest in 2015 and its largest in both the first quarter and year to date 2016 revenue, was not renewed effective April 2016 and therefore did not contribute any revenue during the second or third quarters.  The Company’s failure to renew that agreement had a material adverse effect on its business, financial conditions and results of operations.  Beginning in March 2014, the Company’s operations in Florida were voluntarily delayed for a short time while the Company moved assets and personnel to a new site in Bradley, Florida.  While operations subsequently resumed, this reduction in revenue has materially reduced available cash to fund current or prior expenses incurred, remained at this lower level and then further decreased over subsequent periods to date.  Total revenue for the third quarter of 2016 was approximately $51,000, an 82% decrease from the same period in 2015 and a 74% decrease from the first quarter of 2016.

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

Note 9.

Basic and diluted loss per share

Basic and diluted loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For both the nine months and three months ended September 30, 2016 and 2015 the Company incurred a net loss.  Accordingly, no stock options or warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.

Note 10.

Common Stock

In October 2012, the Company issued 300,000 shares of common stock and granted 150,000 stock warrants to Strategic Asset Management, Inc., to extend the period through December 2015 of services performed in connection with a December 2010 Financial Public Relations Agreement.  To reflect the entire value of the stock and warrants issued, the Company recorded a non-cash charge to earnings of $421,300 ratably from 2013 to 2015.  For the nine months ended September 30, 2016 and 2015, the charge to earnings was approximately $-0- and $125,200, respectively.  For the three months both ended September 30, 2016 and 2015, the charge to earnings was $-0-.

In September 2014, the Company executed a Financial Public Relations Agreement with Dynasty Wealth, Inc., for a one year term.  For its services, the Company issued Dynasty Wealth 350,000 warrants to purchase the Company's unregistered common stock at an exercise price of $1.50 per share, and $10,000 per month, to be paid in either cash or shares of the Company’s unregistered common stock at the Company’s discretion.  To reflect the entire value of the warrants issued, the Company recorded a non-cash charge to earnings of $460,700 ratably through September 14, 2015, the ending date of the agreement.  For the nine months ended September 30, 2016 and 2015 the charge to earnings for the entire agreement was approximately $-0- and $411,300, respectively, of which the non-cash portion of the agreement was approximately $-0- and $326,300, respectively.  For the three months ended September 30, 2016 and 2015 the charge to earnings for the entire agreement was approximately $-0- and $121,000, respectively, of which the non-cash portion of the agreement was approximately $-0- and $96,000, respectively.  In the third quarter of 2015, the Company notified Dynasty that it was not renewing its contract.

In November 2014, the Company executed a Public Relations Agreement with Global IR Group, Inc., for a one year term.  For its services, the Company issued Global IR 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the stock issued, the Company was recording a non-cash charge to earnings of $165,000 ratably through November 2015, the original ending date of the agreement.  For the nine months ended September 30, 2016 and 2015, the charge to earnings was approximately $-0- and $146,200, respectively.  For the three months both ended September 30, 2016 and 2015, the charge to earnings was $-0-.  In the third quarter of 2015, the Company notified Global IR that it was not renewing its contract.

In July 2015, the Company executed a Public Relations Agreement with Financial Genetics, LLC, for a one year term.  For its services, the Company issued Financial Genetics 100,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $100,000 ratably through July 2016, the ending date of the agreement.  For the nine months ended September 30, 2016 and 2015, the charge to earnings was $54,200 and $20,800, respectively.  For the three months ended September 30, 2016 and 2015, the charge to earnings was $4,200 and $20,800, respectively.

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

In late March 2016, the Company executed a two week preliminary public relations agreement with M & T Business Consultants, Inc., (“M&T”).  For the services rendered the Company issued M&T 50,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $43,000 ratably between March and April 2016, the ending date of the agreement.  For the nine months ended September 30, 2016 and 2015, the charge to earnings was $43,000 and $-0-, respectively.  For the three months both ended September 30, 2016 and 2015, the charge to earnings was $-0-.

In March 2016, the Company issued a total of 4,652 shares of unregistered common stock, valued at a total of $4,000, to four independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $4,000 in the first quarter of 2016.

In April 2016, we entered into a share purchase agreement with Woodrow Young, pursuant to which we sold 100,000 shares of our common stock (the “Shares”) to Mr. Young for a total of $100,000, or a purchase price of $1.00 per share, and 50,000 warrants to purchase stock for $1.50 per share, to provide operating capital.  All the shares issued were restricted and have limited “piggy-back” registration rights in connection with certain registration statement filings of the Company under the Securities Act of 1933 as amended (the “Securities Act”).  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  Additional information about this agreement is available as Exhibit 10.24 in the Form S-1 filed on July 25, 2016.

In June 2016, the Company executed a four month financial and investor relations agreement with Triumph Investor Relations, Inc., (“Triumph”).  For the services rendered the Company issued Triumph 75,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $72,750 ratably between June and September 2016, the ending date of the agreement.  For the nine months ended September 30, 2016 and 2015, the charge to earnings was $72,750 and $-0-, respectively.  For the three months ended September 30, 2016 and 2015, the charge to earnings was $54,563 and $-0-, respectively.

In late June 2016, the Company executed a three month public relations agreement with M & T Business Consultants, Inc., (“M&T”).  For the services rendered the Company issued M&T 325,000 shares of the Company’s unregistered common stock, and $91,667 per month, to be paid in either cash or shares of the Company’s unregistered common stock, with the type of payment to be agreed upon between M&T and the Company.  To reflect the entire value of the Agreement, the Company recorded a charge to earnings of $567,500 ratably between June and September 2016, the ending date of the agreement, with the non-cash portion of the agreement valued at $292,500.  For the nine months ended September 30, 2016 and 2015 the charge to earnings for the entire agreement was $567,500 and $-0-, respectively, of which the non-cash portion of the agreement was $292,500 and $-0-, respectively.  For the three months ended September 30, 2016 and 2015 the charge to earnings for the entire agreement was $548,795 and $-0-, respectively, of which the non-cash portion of the agreement was $282,962 and $-0-, respectively.

In July 2016, the Company issued a total of 3,192 shares of unregistered common stock, valued at a total of $3,000, to three independent directors in lieu of cash owed for a board meeting attended.  To reflect the value of the stock issued, the Company recorded a charge to earnings totaling $3,000 in the third quarter of 2016.

On July 25, 2016, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission, and on October 24, 2016 the Company filed Amendment No. 1 to the Form S-1.  See Note 3 Notes Payable for further details on the Form S-1 Registration Statement and amendments filed subsequent to and in conjunction with the convertible debt agreement with JMJ Financial executed in June 2016.

During the third quarter of 2016, JMJ Financial converted $46,785 of debt the Company owed from their January 2016 convertible debt agreement with the Company and was issued a total of 155,000 registered shares of stock.  See Note 3 Notes Payable for further details of this agreement.

In August 2016, the Company executed a twelve month financial, investor and public relations consulting agreement with Wilson Nixon (“Nixon”).  For the services rendered the Company issued Nixon 200,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $150,000 ratably between August 2016 and July 2017, the ending date of the agreement.  For both the nine months and three months ended September 30, 2016 and 2015, the charge to earnings was $25,000 and $-0-, respectively.

In late September 2016, the Company executed a three month consulting and service agreement with Peter Schultz (“Schultz”).  For the services rendered the Company issued Schultz 30,000 shares of the Company’s unregistered common stock.  To reflect the entire value of the Agreement, the Company is recording a non-cash charge to earnings of $8,700 ratably between September and December 2016, the ending date of the agreement.  For both the nine months and three months ended September 30, 2016 and 2015, the charge to earnings was $1,000 and $-0-, respectively.

In all of the issuances contained in this Note 10, the value of stock issued was determined based on the trading price of the shares on the commitment date of the agreement and any warrants issued were valued using the Black Scholes valuation model as of the commitment date – for more details see Note 11 Stock Options.

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

The following assumptions were used to estimate the fair value of options granted:

	Nine Months Ended September 30,
	2016	2015
Expected dividend yield	0.0%	0.0%
Weighted average volatility	279.8%	284.3%
Risk free interest rate	1.1 – 1.4%	1.6 – 1.9%
Expected term (in years)	7	7

The Company has a stock option plan approved in May 2004, amended in June 2008 and again in August 2009 (the “2004 Plan”), for directors and key employees under which 2,500,000 shares of common stock could have been issued.  No other shares can be issued from the 2004 Plan, and approximately 1,583,000 options are outstanding as of September 30, 2016.  All stock options granted were fully vested and expensed and therefore there no compensation expense was recorded related to the 2004 Plan for each of the nine or three months ended September 30, 2016 and 2015.

The Company has a stock option plan approved in July 2010 (the “2010 Plan”), for directors and key employees under which 5,000,000 shares of common stock may be issued.  Key employee stock option agreements, unless otherwise stated in the agreement, are 20% vested on the date of grant, with the balance vesting 20% per year over the next four years.    The Company grants stock options to its independent directors as compensation for services performed, currently for board and committee meetings attended.  All director options granted are for a period of ten years from the date of issuance and vest six (6) months from the issuance date.  The Company granted a total of 51,000 new stock options to directors with exercise prices ranging from $0.77 to $1.18 per share during the nine months ended September 30, 2016.  Total compensation expense was $50,433 and $98,183 for the nine months ended September 30, 2016 and 2015, respectively, and $20,350 and $30,850 for the three months ended September 30, 2016 and 2015, respectively.  The Company grants stock options to its key employees (officers) as compensation for services performed.  All key employee options granted are for a period of ten years from the date of issuance and vest immediately, designed to be incentive stock options.  The Company granted a total of 300,000 new stock options to officers with an exercise price of $0.94 per share in July 2016, as part of their 2016 employment agreements – more information on the agreements can be found in Note 5 Commitments and Contingencies.  Total compensation expense was $255,000 and $-0- for both the nine months and three months ended September 30, 2016 and 2015, respectively.  A total of 1,397,500 options are outstanding as of September 30, 2016.

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

The following assumptions were used to estimate the fair value of stock warrants issued:

	Nine Months Ended September 30,
	2016	2015
Expected dividend yield	0.0%	0.0%
Weighted average volatility	280.0%	192.6%
Risk free interest rate	1.0 – 1.5%	1.6%
Expected term (in years)	7	5

In June 2015, the Company issued 50,000 five year warrants at an exercise price of $1.50 per share in connection with the private placement of stock to Avatar Investments, LLC.

In January 2016, the Company issued 4,000 five year warrants at an exercise price of $1.00 per share to Craft Capital Management, LLC in connection with the January 2016 debt financing with JMJ Financial.  More details can be found in Note 3 Notes Payable.

In April 2016, the Company issued 50,000 three year warrants at an exercise price of $1.50 per share in connection with a share purchase agreement for the sale of 100,000 shares of the Company’s stock to Woodrow Young.  More details can be found in Note 10, Common Stock.

In June 2016, the Company issued a total of 476,000 five year warrants at a weighted average exercise price of $0.90 per share to two parties in connection with the debt financing with JMJ Financial.  More details can be found in Note 3 Notes Payable.

In September 2016, the Company issued a total of 50,000 five year warrants at an exercise price of $0.60 per share in connection with the debt financing with Michael Thompson.  More details can be found in Note 3 Notes Payable.

Approximately 3,260,000 warrants are eligible for exercise at a weighted average exercise price of $1.03 per warrant, as of September 30, 2016.

Note 13.

Income Tax

For both the nine and three months ended September 30, 2016 and 2015, we are fully reserving our deferred tax asset value to zero as we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Note 14.

Gain on extinguishment of liabilities

The Gain on extinguishment of liabilities of $136,070 in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 was principally from the settlement of a $107,870 liability due the County of Volusia, Florida (the “County”), the Company’s landlord before relocating to its present location in Bradley, Florida, which was approved by the County in April 2016.  For a full and total release of its legal and financial obligations to the County, it agreed to a total payment of $25,000 to be paid in five (5) installments of $5,000 from May through September 2016.  The Company completed its payment obligation to the County in the third quarter of 2016.

Note 15.

Supplemental Disclosure of Cash Flows Information

The cash paid for interest during the nine months ended September 30, 2016 and 2015 was $108,188 and $96,595, respectively.

During the nine months ended September 30, 2016, the Company issued common stock with a fair value of $292,500 as part of a consulting contract.

During the nine months ended September 30, 2016, the Company issued common stock with a fair value of $150,000 as part of a consulting contract.

During the nine months ended September 30, 2016, the Company issued common stock with a fair value of $72,750 as part of a consulting contract.

During the nine months ended September 30, 2016, the Company issued common stock with a fair value of $43,000 as part of a consulting contract.

During the nine months ended September 30, 2016, the Company issued a total of 155,000 registered shares of common stock to convert $46,785 of debt.

During the nine months ended September 30, 2016, the Company issued common stock with a fair value of $8,700 as part of a consulting contract.

During the nine months ended September 30, 2016, the Company issued common stock with a fair value of $15,000 as part of a convertible debt agreement.

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

During the nine months ended September 30, 2015, the Company recorded a deemed dividend of $15,000 on the issuance of stock and exercise of warrants.

Note 16.

Subsequent Events

On October 24, 2016, the Company filed Amendment No. 1 to the S-1 Registration Statement with the Securities and Exchange Commission.  See Note 3 Notes Payable for further details on the Form S-1 Registration Statement and amendments filed subsequent to and in conjunction with the convertible debt agreement with JMJ Financial executed in June 2016.

In October and November 2016, JMJ Financial was issued a total of 205,000 registered shares of stock to convert $26,085 of debt the Company owed JMJ, per their January 2016 convertible debt agreement with the Company.

In late October 2016, JMJ Financial requested and was approved by the Company’s stock registrar to fully reserve all of the remaining authorized shares of the Company’s common stock, in accordance with both the January and June 2016 Irrevocable Transfer Agent letters, both issued as part of each Convertible Debenture Agreements executed in January and June 2016.  See Note 3 Notes Payable for further details of these agreements.

In October 2016 the Company issued an additional $110,000 of Convertible Debentures and timely paid the monthly interest due on October 31, 2016.  More details are included in Note 3 Notes Payable.

In October 2016, the Company advanced $20,000 cash to N-Viro Energy Limited (“Ltd”), a related party, for expenses in connection with its China project, further modifying its Note Receivable with Ltd, to a total principal due the Company of $140,000.  No other terms of the Note Receivable were changed, and the Note Receivable is in default as of the date of this filing.  It is anticpated the entire balance of principal and related accrued interest receivable will be fully reserved as of the end of the fiscal year, as collectability is deemed doubtful.  More details are included in Note 2 Notes Receivable.

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

In June 2014 we received a final determination from the USEPA that our N-Viro Fuel process satisfies the requirements of 40 CFR part 241.3(b)(4), designating our process and its outcome as a non-waste fuel product.  The determination is the result of our request for determination submitted to the USEPA in response to their issuance of 40 CFR 241.3, “Standards and procedures for identification of non-hazardous secondary materials that are derived solid wastes when used as fuels or ingredients in combustion units” (the “Part 241 Rules”).  The USEPA concluded through review of our request and subsequent correspondence the N-Viro Fuel process does satisfy the legitimacy criteria for both process and fuel quality.  Specifically, we were able to demonstrate that the N-Viro Fuel process:

•

manages the waste material as a valuable commodity;

•

creates material with meaningful heating value; and

•

results in materials with contaminant levels comparable to or less than those in traditional fuels.

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

For the nine months ended September 30, 2016 and 2015, our largest customer accounted for approximately 36% and 30% of our revenues, respectively, and the top three customers accounted summarily for approximately 55% and 74%, respectively, of our revenues.  Customers who accounted for more than 10% of our revenue during the first nine months of 2016 were Altamonte Springs, Florida and Jacksonville (Fla) Electric Authority, and during the first nine months of 2015 were Jacksonville (Fla) Electric Authority, Altamonte Springs, Florida, Merrell Brothers, (Fla) Inc. and Indiantown, Florida.

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

For the next twelve months we expect to have adequate cash to sufficiently fund operations from cash generated from equity and convertible debt issuances, exercises of outstanding warrants and options and by focusing on existing and expected new sources of revenue, though there can be no assurances we will do so.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.  First, we require a funding source to enable us to development processing facilities, and expect this to happen by the end of 2016 or early 2017 at an estimated cost of $100,000.  Within six months after financing, we expect sales of new equipment and other sources of up-front revenue to provide us with additional sources of revenue, with the start up of the facility in late 2017, then to increase capacity to planned levels and full production by the beginning of 2018.  At that time we would expect these new facilities to provide us with adequate levels of cash to fund operations without additional equity or debt issuances.

There can be no assurance these discussions will be successful or result in new revenue or cash funding sources for us.  Our failure to achieve improvements in operating results, including through these potential sources of revenue, or in our ability to adequately finance or secure additional sources of funds would likely have a material adverse effect on our continuing operations.

Results of Operations

The dollar amounts in the following sections are stated as approximations, rounded to the nearest $1,000.

Total revenues were $51,000 for the quarter ended September 30, 2016 compared to $280,000 for the same period of 2015.  The net decrease in revenue is due primarily to decreases in service fees for the management of alkaline admixture and sludge processing revenue.  Our cost of revenues decreased to $78,000 in 2016 from $309,000 for the same period in 2015, and the gross profit margin decreased to negative 53% for the quarter ended September 30, 2016, from negative 10% for the same period in 2015.  This decrease in gross profit margin was primarily the result of the decrease in gross revenue, under the break even level.  Operating expenses increased for the quarter ended September 30, 2016 over the comparative prior year period, and Nonoperating expense showed an increase from the third quarter of 2015 to 2016.  These changes collectively resulted in a net loss of $1,337,000 for the quarter ended September 30, 2016 compared to a net loss of $488,000 for the same period in 2015, an increase in the loss of $849,000.

Comparison of Three Months Ended September 30, 2016 with Three Months Ended September 30, 2015

Our overall revenue decreased $229,000, or 82%, to $51,000 for the three months ended September 30, 2016 from $280,000 for the three months ended September 30, 2015.  The decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture decreased $82,000 from the same period ended in 2015;

b)  Our sludge processing revenue showed a decrease of $111,000 over the same period ended in 2015, and

c)  Our product revenue showed a decrease of $36,000 from 2015.

Our gross profit increased $2,000 to negative $27,000 for the three months ended September 30, 2016 from negative $29,000 for the three months ended September 30, 2015, and the gross profit margin decreased to negative 53% from negative 10% for the same periods.  The decrease in gross profit margin is the result of the lower gross revenue, under the breakeven level.

Our operating expenses increased $704,000, or 165%, to $1,131,000 for the three months ended September 30, 2016 from $427,000 for the three months ended September 30, 2015.  The increase was primarily due to an increase of $492,000 in consulting fees, $257,000 in salaries and employee compensation expense, $14,000 in legal and professional fees and $2,000 in bad debt expense, offset by a $47,000 decrease in penalties, $13,000 in directors’ compensation and $1,000 in office-related charges.  Of the net increase of $749,000 in consulting and employee compensation costs, actual cash outlays in total for these groups increased by $242,000 over the same period in 2015.

As a result of the foregoing factors, we recorded an operating loss of $1,158,000 for the three months ended September 30, 2016 compared to an operating loss of $456,000 for the three months ended September 30, 2015, an increase in the loss of $702,000.

Our net nonoperating expense increased by $146,000 to net nonoperating expense of $178,000 for the three months ended September 30, 2016 from net nonoperating expense of $32,000 for the similar period in 2015.  The increase in net nonoperating expense was due to an increase in interest expense of $176,000, offset by an increase in the gain on the extinguishment of liabilities of $28,000.  See Note 14, Gain on extinguishment of liabilities, for a more detailed discussion.

We recorded a net loss of $1,337,000 for the three months ended September 30, 2016 compared to a net loss of $488,000 for the same period ended in 2015, an increase in the loss of $849,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (not in accordance with Generally Accepted Accounting Principles, or “non-GAAP”) of $550,000 for the three months ended September 30, 2016.  Similar non-cash expenses, cash out and debt repayments for the same period in 2015 resulted in an adjusted cash loss (non-GAAP) of $329,000, an increase in the adjusted cash loss (non-GAAP) of $221,000 for the three months ended September 30, 2016 versus the same period in 2015.  The reconciliation between adjusted cash loss (non-GAAP) and GAAP net loss is as follows:

	Qtr Ended Sept 30, 2016	Qtr Ended Sept 30, 2015
Net Loss (GAAP)	$ (1,337,000)	$ (488,000)
Depreciation	29,000	57,000
Net cash in/out for fixed assets sold/purchased	2,000	(6,000)
Increase to allowance for doubtful accounts	2,000	-
Stock and stock options expense for employees and consultants	646,000	152,000
Amortization of imputed original issue discount on convertible debt	128,000	-
Debt service payments	(20,000)	(44,000)
Adjusted cash loss (non-GAAP)	$ (550,000)	$ (329,000)

We feel this measure of our operating results is relevant to management and investors as in recent history a material part of our expenses are non-cash events, often the highest or one of the highest expense line items in a given period.  The identification of the items comprising the difference and the resulting adjusted non-cash generated loss provides insight into how we performed on cash-based results, which we feel is more indicative of the financial health of the Company on a period to period basis.  We caution readers that this measure may not be contained in or comparable with other companies’ financial statements or its disclosures, and this non-GAAP measurement should not be considered as an alternative to the line item “Net Loss”, which is determined in accordance with GAAP.

For the three months ended September 30, 2016 and 2015, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Comparison of Nine Months Ended September 30, 2016 with Nine Months Ended September 30, 2015

Our overall revenue decreased $655,000, or 69%, to $300,000 for the nine months ended September 30, 2016 from $955,000 for the nine months ended September 30, 2015.  The decrease in revenue was due primarily to the following:

a)  Revenue from the service fees for the management of alkaline admixture decreased $311,000 from the same period ended in 2015;

b)  Our sludge processing revenue showed a decrease of $319,000 over the same period ended in 2015, and

c)  Our product revenue showed a decrease of $25,000 from 2015.

Our gross profit decreased $172,000 to negative $170,000 for the nine months ended September 30, 2016 from $2,000 for the nine months ended September 30, 2015, and the gross profit margin decreased to negative 57% from 0% for the same periods.  The decrease in gross profit margin is the result of the lower gross revenue, under the breakeven level.

Our operating expenses increased $389,000, or 27%, to $1,807,000 for the nine months ended September 30, 2016 from $1,418,000 for the nine months ended September 30, 2015.  The increase was primarily due to an increase of $257,000 in salaries and employee compensation expense, a $119,000 increase in bad debt expense, $57,000 in consulting fees, $21,000 in legal and professional fees, $15,000 in third party commissions and fees paid to obtain debt financing, and $5,000 in stockholder relations expense, partially offset by $49,000 in directors’ compensation, $25,000 in the gain recognized on the sale of fixed assets and $11,000 in office-related charges.    Of the net decrease of $470,000 in consulting and director compensation costs, actual cash outlays in total for these groups decreased by $68,000 over the same period in 2015.

As a result of the foregoing factors, we recorded an operating loss of $1,977,000 for the nine months ended September 30, 2016 compared to an operating loss of $1,416,000 for the nine months ended September 30, 2015, a decrease in the loss of $561,000.

Our net nonoperating expense increased by $414,000 to net nonoperating expense of $515,000 for the nine months ended September 30, 2016 from net nonoperating expense of $101,000 for the similar period in 2015.  The increase in net nonoperating expense was due primarily to an increase in interest expense of $553,000, offset by an increase in the gain on the extinguishment of liabilities of $136,000.  See Note 14, Gain on extinguishment of liabilities, for a more detailed discussion.

We recorded a net loss of $2,493,000 for the nine months ended September 30, 2016 compared to a net loss of $1,518,000 for the same period ended in 2015, an increase in the loss of $975,000.  Adding back non-cash expenses such as depreciation, amortization, stock and stock derivative charges and subtracting cash out for capitalized assets and debt repayments, resulted in an adjusted cash loss (not in accordance with Generally Accepted Accounting Principles, or “non-GAAP”) of $1,151,000 for the nine months ended September 30, 2016.  Similar non-cash expenses, cash out and debt repayments for the same period in 2015 resulted in an adjusted cash loss (non-GAAP) of $768,000, an increase in the adjusted cash loss (non-GAAP) of $382,000 for the nine months ended September 30, 2016 versus the same period in 2015.  The reconciliation between adjusted cash loss (non-GAAP) and GAAP net loss is as follows:

	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015
Net Loss (GAAP)	$ (2,493,000)	$ (1,517,000)
Depreciation	88,000	171,000
Net cash in/out for fixed assets sold/purchased	21,000	(34,000)
Increase to allowance for doubtful accounts	123,000	4,000
Stock and stock options expense for employees and consultants	816,000	725,000
Amortization of imputed original issue discount on convertible debt	383,000	-
Debt service payments	(89,000)	(117,000)
Adjusted cash loss (non-GAAP)	$ (1,151,000)	$ (768,000)

We feel this measure of our operating results is relevant to management and investors as in recent history a material part of our expenses are non-cash events, often the highest or one of the highest expense line items in a given period.  The identification of the items comprising the difference and the resulting adjusted non-cash generated loss provides insight into how we performed on cash-based results, which we feel is more indicative of the financial health of the Company on a period to period basis.  We caution readers that this measure may not be contained in or comparable with other companies’ financial statements or its disclosures, and this non-GAAP measurement should not be considered as an alternative to the line item “Net Loss”, which is determined in accordance with GAAP.

For the nine months ended September 30, 2016 and 2015, we have not recognized the future tax benefit of current or prior period losses due to our history of operating losses.  Accordingly, our effective tax rate for each period was zero.

Liquidity and Capital Resources

We had a working capital deficit of $2,737,000 at September 30, 2016, compared to a working capital deficit of $2,026,000 at December 31, 2015, resulting in a decrease in working capital of $711,000.  Current assets at September 30, 2016 included cash of $101,000, which is an increase of $19,000 from December 31, 2015.  The net negative change of $711,000 in working capital from December 31, 2015 was primarily from a $459,000 increase in the change in short-term liabilities over assets, an increase of $330,000 in short-term convertible debt, partially offset by an increase of $78,000 in the short-term portion of deferred stock and warrant costs issued for consulting services.

In the nine months ended September 30, 2016, our cash flow used in operating activities was $519,000, an increase of $39,000 over the same period in 2015.  The primary components of the increase from 2015 in cash flow used in operating activities was principally due to an increase of $531,000 in net current liabilities, an increase in net amortization of convertible debt original issue discount costs of $300,000, an increase in the bad debt allowance of $118,000 and stock and stock derivatives issued for fees and services increase of $91,000, partially offset by an increase in the net loss of $975,000 and an increase of $25,000 in the gain recognized on the sale of fixed assets.

In the nine months ended September 30, 2016, our cash flow used in investing activities was $75,000, a decrease of $153,000 over the same period in 2015.  The primary components of the decrease from 2015 was principally due to a decrease of $65,000 in restricted cash and an increase of $120,000 in loans to related parties, offset by a decrease of $33,000 in the purchases of fixed assets.

In the nine months ended September 30, 2016, our cash flow provided by financing activities was $612,000, an increase of $188,000 over the same period in 2015.  The primary components of the increase from 2015 was principally due to an increase of $543,000 in net convertible debt borrowings, an increase in standard bank financing of $80,000, offset by a decrease of $435,000 in private placements of stock.

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

In 2011, we borrowed $200,000 with a Promissory Note payable to David and Edna Kasmoch (“the Kasmochs”), the parents of Timothy Kasmoch, our President and Chief Executive Officer, at 12% interest and prepaid for a period of three months, renewable for an additional three months by the prepayment of additional interest and secured by certain equipment.  Timothy Kasmoch has personally guaranteed the repayment of this Note.  As of September 30, 2016 the Note was past due and we are in default.  We expect to extend the Note in the near future and pay it in full in 2016, although there can be no assurance we will have adequate cash flow to allow for any additional payments or that the maturity date will be extended.  In September 2015, we received a demand letter from counsel for the Note holder declaring a default under the Note.  Counsel demanded payment of the entire amount due under the Note as well as defaulted payments under the related Bowling Green Holdings (“BGH”) capital lease, along with additional accrued interest and penalties.  At September 30, 2016 and December 31, 2015 we accrued a total of $192,500 and $95,780, respectively, in estimated interest and penalties.  We are in negotiations with counsel, BGH and the Kasmochs to resolve this default, although there can be no assurance these negotiations will be successful.  In addition, during the third quarter we exchanged certain monies with BGH for operating funds for our Florida location, with a balance of $7,459 due BGH at September 30, 2016.

In 2012 we received a Notice and Demand of Payment Withdrawal Liability from Central States Southeast and Southwest Areas Pension Fund (the “Notice”), the pension trustee that was funded by us for the benefit of our former employees at our City of Toledo operation.  In 2013 we received a Notice of Default from Central States, and in 2014 we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Concurrently a separate security agreement was agreed on, effectively securing all of the Company’s assets and future rights to assets.  As of the date of this filing, we are not in compliance with the new settlement agreement, as the remaining two payments of $10,000 as well as the balloon payment are overdue.  In an event of default, we become liable for liquidating damages to Central States in the amount of $78,965.  This liability has been added to the total amount owed under this agreement, which totals $422,091 at September 30, 2016.

In 2009 we approved an offering of up to $1,000,000 of Convertible Debentures (the “Debentures”), convertible at any time into our unregistered common stock at $2.00 per share.  The Debentures were issuable in $5,000 denominations, are unsecured and have a stated interest rate of 8%, payable quarterly to holders of record.  As of September 30, 2013, we held $455,000 of Debentures, but defaulted and did not pay the holders the principal amount due, all of which became due.  During 2015, two of our debenture holders converted their respective debt to restricted shares of our common stock, reducing the amount of Debentures that remain outstanding and in default at September 30, 2016 to

$365,000.  We continue to accrue interest on the principal amount at the rate set forth in the Debentures until the principal amount is paid in full.  We have not made the interest payments due in October 2015, or all four quarterly installments due in 2016.  We expect to pay all accrued interest due and the principal amount to all outstanding holders of the Debentures after completing substitute financial arrangements, though there can be no assurance of the timing of receipt of these funds and amounts available from these substitute arrangements.

In June 2014, our wholly owned subsidiary, Mulberry Processing, LLC, entered into a contract to lease certain real property and buildings in Bradley, Florida from Bowling Green Holdings, LLC.  The lease term is for five years with a monthly payment of $10,000.  At September 30, 2016 and December 31, 2015 we were in default of our payments.  The total minimum rental commitment for each of the years 2016 through 2018 is $120,000 and for the year ending December 31, 2019 is $50,000.  This lease has been determined to be a capital lease, and a liability and related asset of $420,346 was recorded in June 2014 concurrent with the start of the lease agreement.  In September 2015, we received a demand letter from counsel for the lessor declaring a default under the lease for our operating facility.  Counsel demanded payment of several months of accrued rent in arrears under the lease, together with penalties.  We are in negotiations with counsel and their client to resolve this default, although there can be no assurance these negotiations will be successful.

In October 2015, we financed our directors and officers insurance and borrowed $30,100 over 10 months at 9% interest, with monthly payments of $3,136 and the note is unsecured.  The note was paid in full as of September 30, 2016.

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

In January 2016, we entered into an agreement with JMJ Financial (“JMJ”), to issue a Convertible Promissory Note (“JMJ Note”) to us for $500,000, with an initial loan of $100,000 in cash, less $6,950 in debt issuance costs paid to Craft Capital Management, LLC (“Craft”).  Craft also received 4,000 stock warrants, valued at $3,000, to purchase our unregistered common stock at an exercise price of $1.00 per share.  The JMJ Note is for a term of two (2) years, an interest rate of 12% if not paid within the first 90 days, and a 10% original issue discount fee on actual payments made.  After 180 days from the agreement date, JMJ can elect to convert all or part of the debt into restricted shares of our common stock for a price equaling the lesser of $0.77 or a 40% discount to the lowest trading price during the previous twenty-five (25) trading days to the date of the conversion notice.  We were also required to reserve 2,500,000 authorized but unissued shares of our common stock, per an irrevocable Letter of Instructions to our transfer agent.  The transaction was exempt from the registration requirements under the Securities Act pursuant to section 4(2) as a transaction by an issuer not involving a public offering.  From July through September 2016, JMJ Financial was issued a total of 155,000 registered shares of our common stock to convert $46,785 of debt, in accordance with the JMJ Note.  Exemption from registration is claimed under section 3(a)(9) of the Securities Act as a transaction involving an exchange of securities of the same issuer where no commissions are being paid.

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

In June 2016, we entered into an agreement with JMJ Financial to issue a convertible promissory note to JMJ in the principal amount of $585,000 in exchange for $525,000 in cash, less $31,500 in debt issuance costs paid to Craft Capital Management LLC. Craft also received warrants to purchase 21,000 shares, valued at $21,000, to purchase common stock at a purchase price of $1.00 per share.  This note is due and payable on June 13, 2017. The note is convertible at the lesser of $0.90 or 75% of the lowest trade price in the 25 trading days previous to the conversion date. See “Risk Factors” regarding the potential of additional cumulative 15% discount which may become applicable. The note is convertible at the sole option of JMJ. A one-time interest charge of 10% was applied to the principal sum. We have the right to repay up to 98% of the note after the effective date of the note in an amount equal to 120% of the sum of the principal sum being repaid plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum or, alternatively, at any time on or before 180 days after the issuance date of the note to pay an amount equal to 140% of the sum of the principal sum being repaid, plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due of such principal sum. After 180 days after the issuance date of the note, we may not prepay the note prior to the maturity date without the approval of JMJ. JMJ has the right in its sole discretion to require us to repurchase the note from JMJ at any time after the issuance date in an amount equal to 125% of the sum of the principal sum plus all accrued and unpaid interest, original issue discount, liquidated damages, fees and other amounts due on such principal sum. We are required to reserve 8,000,000 shares of common stock for potential conversion of the note. We also agreed to file an S-1 Registration Statement to register the resale of the shares of common stock issuable upon conversion of the note as well as the resale of 455,000 warrants issued to JMJ in connection with this transaction. The Registration Statement is required to include 2,000,000 shares of common stock for potential resale of the securities issuable upon conversion of the note and exercise of the warrants. The Registration Rights Agreement, as amended, provides for a $50,000 penalty in the event the S-1 Registration Statement is not filed with the SEC on or before August 1, 2016 and a $25,000 penalty if the Registration Statement is not declared effective by October 31, 2016.  Exemption from registration is claimed under Section 4(2) of the Securities Act as transaction by an issuer not involving a public offering.  The Company filed the S-1 on

July 25, 2016, thus avoiding the $50,000 penalty, and filed Amendement No. 1 to the Form S-1 on October 24, 2016, and as of the date of this filing the S-1 has not yet been declared effective, however, JMJ has yet to contact the Company on enforcing the $25,000 penalty as of the date of this filing.

As of September 30, 2016, both of the outstanding convertible notes to JMJ Financial (collectively, “the JMJ Notes”) have no floor price but provide that unless otherwise agreed to in writing by us and JMJ, at no time will JMJ convert any amount of the JMJ Notes into common stock that would result in the investor owning more than 4.99% of our outstanding common stock.  We have filed a Registration Statement to register up to 2,000,000 shares of common stock for resale, which includes 455,000 shares issuable upon exercise of warrants and up to 4,545,000 shares of common stock issuable upon conversion of the JMJ Notes in the aggregate original principal amount of $685,000.

In September 2016 we approved an offering of up to $250,000 of Convertible Debentures (the “2016 Debentures”), convertible at any time into shares of our unregistered common stock at $0.30 per share.  The 2016 Debentures were issuable in $10,000 denominations, are unsecured, have a stated interest rate of 12%, are payable monthly to holders of record and include stock warrants for 50% of the amount of debt, the warrants convertible at a price of $0.60 per share.  The conversion feature and attached warrants of the 2016 Debentures were valued and determined to be beneficial.  The fair value of the beneficial conversion feature and warrants were recorded as a debt discount at their relative fair values totalling $13,500 as of September 30, 2016, for the total of $100,000 received on that date from Michael Thompson.  This debt discount will be amortized to interest expense ratably over the one year note term.  The total amount owed on the 2016 Debentures is $100,000 and the gross discount is $13,500 as of September 30, 2016.  The carrying amount on the 2016 Debentures was $86,500 as of September 30, 2016, and is classified as short-term debt on the balance sheet.  An additional $110,000 was issued to six other creditors in October 2016.  We timely made the interest payments due on October 31, 2016.

In April 2016, the County of Volusia, Florida (the “County”), our landlord before relocating to our present location in Bradley, Florida, approved a settlement agreement on monies due the County.  For a full and total release of our legal and financial obligations to the County, it agreed to a total payment of $25,000 to be paid in five (5) installments of $5,000 from May through September 2016.  We have fully paid off the obligation to the County as of the date of this filing.

In April 2016, we financed our general, liability and equipment insurance and borrowed $52,362 over 10 months at 9% interest, monthly payments of $5,448 and unsecured.  The first three payments for a total of $16,345 were made, but in October 2016, we defaulted on payment of the note, and effective September 1, 2016 the insurance lapsed with the carrier and we are no longer covered by general, liability and equipment insurance as of the date of this filing.

In June 2016, we executed a four month financial and investor relations agreement with Triumph Investor Relations, Inc., (“Triumph”).  For the services rendered we issued Triumph 75,000 shares of our unregistered common stock.

In late June 2016, we executed a three month public relations agreement with M & T Business Consultants, Inc., (“M&T”).  For the services rendered we issued M&T 325,000 shares of our unregistered common stock, and $91,667 per month, to be paid in either cash or shares of our unregistered common stock, with the type of payment to be agreed upon between us and M&T.

In August 2016, we executed a twelve month financial, investor and public relations consulting agreement with Wilson Nixon (“Nixon”).  For the services rendered we issued Nixon 200,000 shares of our unregistered common stock.

In late September 2016, we executed a three month investment and business consulting agreement with Peter A. Schultz (“Schultz”).  For the services rendered we issued Schultz 30,000 shares of our unregistered common stock.

For the remainder of 2016 and into 2017 we expect to maintain current operating results and have adequate cash or access to cash to adequately fund operations from cash generated from equity and convertible debt issuances, exercises of outstanding warrants and options and by focusing on existing and expected new sources of revenue, especially from our processing facility in Bradley, Florida, though there can be no assurances we will do so.  We expect that market developments favoring cleaner burning renewable energy sources and ongoing discussions with companies in the fuel and wastewater industries could provide enhanced liquidity and have a positive impact on future operations.  We continue to pursue opportunities with strategic partners for the development and commercialization of the N-Viro Fuel technology both domestically and internationally.  In addition, we are focusing on the development of regional biosolids processing facilities, and are currently in negotiations with potential partners to permit and develop independent, regional facilities.

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

Despite these actions, we defaulted on many of our obligations and remain in default as of the date of this filing on substantially all of our liabilities.

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

Off-Balance Sheet Arrangements

At September 30, 2016, other than operating leases disclosed elsewhere, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and critical accounting estimates are described in Note 1 “Summary of Significant Accounting Policies” of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies, Estimates and Assumptions” in our Annual Report on Form 10-K for the year ended December 31, 2015.  There were no material changes to these critical accounting policies during the nine months ended September 30, 2016.

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

Changes on Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there were no material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal proceedings

In December 2013, Central States Southeast and Southwest Areas Pension Fund (“Central States”) filed an action in Illinois District Court on a $405,000 withdrawal liability from an ERISA multi-employer plan.  In September 2014, we agreed to pay Central States a total of $415,000 plus interest on a financed settlement over 19 months, with payments of $6,000 per month for the first twelve months and $10,000 per month for the following six months, with a balloon payment of approximately $312,000 due on or before February 1, 2016.  Certain of the settlement payments due under the settlement are delinquent, and as of September 30, 2016, we owed approximately $422,000, including estimated default fees.

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

As of September 30, 2016, both of the outstanding convertible notes to JMJ Financial (collectively, “the JMJ Notes”) have no floor price but provide that unless otherwise agreed to in writing by us and JMJ, at no time will JMJ convert any amount of the JMJ Notes into common stock that would result in the investor owning more than 4.99% of our outstanding common stock.  We have filed a Registration Statement to register 5,000,000 shares of common stock for resale, which includes 455,000 shares issuable upon exercise of warrants and up to 4,545,000 shares of common stock issuable upon conversion of the JMJ Notes in the aggregate principal amount of $685,000.  See Note 16 Subsequent Events for further detail on the Form S-1 Registration Statement filed.

In September 2016 we approved an offering of up to $250,000 of Convertible Debentures (the “2016 Debentures”), convertible at any time into shares of our unregistered common stock at $0.30 per share.  The 2016 Debentures were issuable in $10,000 denominations, are unsecured, have a stated interest rate of 12%, are payable monthly to holders of record and include stock warrants for 50% of the amount of debt, the warrants convertible at a price of $0.60 per share.  The conversion feature and attached warrants of the 2016 Debentures were valued and determined to be beneficial.  The fair value of the beneficial conversion feature and warrants were recorded as a debt discount at their relative fair values totalling $13,500 as of September 30, 2016, for the total of $100,000 received on that date from Michael Thompson.  The total amount owed on the 2016 Debentures is $100,000 and the gross discount is $13,500 as of September 30, 2016.  An additional $110,000 was issued to six other creditors in October 2016.

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

We are also in default on a $422,000 Note Payable to Central States Southeast and Southwest Areas Pension Fund.  Additional information is available in Note 3, “Notes Payable, in Default” of these Notes to Condensed Consolidated Financial Statements.

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

10.15

Common Stock Purchase Warrant issued to N-Viro International Corporation dated June 13, 2016. (Incorporated by reference to Form S-1 Registration Statement filed July 25, 2016.)

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

      November 21, 2016

/s/  Timothy R. Kasmoch

Timothy R. Kasmoch

Chief Executive Officer and President

(Principal Executive Officer)

Date:

      November 21, 2016

/s/  James K. McHugh

James K. McHugh

Chief Financial Officer, Secretary and Treasurer

(Principal Financial & Accounting Officer)